Form 10QSB
period 1996-03-31
ANTENNAS AMERICA INC
filed 1996-05-14
CIK 826326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 1996.

          OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

          For the transition period from __________ to __________

          Commission file number 0-18122

                              ANTENNAS AMERICA, INC.
       (Exact name of small business issuer as specified in its charter)


                   UTAH                                    87-0454148
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization                 Identification No.)


        4860 ROBB STREET, SUITE 101,
          WHEAT RIDGE, COLORADO                              80033
                                                           (Zip Code)


                                 (303) 421-4063
                (Issuer's telephone number, including area code)


            4880 ROBB STREET, UNIT #6, WHEAT RIDGE, COLORADO  80033
                     (Former name, former address and former
                     fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

As of March 31, 1996 the Registrant had outstanding 71,139,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):

Yes        No  X
   -----     -----

                          ANTENNAS AMERICA, INC.

                               FORM 10-QSB

                              MARCH 31, 1996

                             TABLE OF CONTENTS

                                                             Page No.

Part I

Item 1.   Financial Statements

          Balance Sheet as of March 31, 1996                     3

          Statements of Operations for the Three Months
           Ended March 31, 1996 and 1995                         4

          Statements of Cash Flows for the Three Months
           Ended March 31, 1996 and 1995                         5

          Note to Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 7-8


Part II

Item 6.   Exhibits and Reports on Form 8-K                      9

                         ANTENNAS AMERICA, INC.
                              BALANCE SHEET
                   FOR THE PERIOD ENDED MARCH 31, 1996

                          ASSETS                             3/31/96
                                                            ---------
Current Assets:
  Cash                                                      $  33,733
  Accounts Receivable                                       $ 250,985
  Accounts Receivable-Related Party                         $  51,000
  Inventories                                               $ 177,395
  Prepaid Expenses                                          $  13,257
  Tax Asset (NOL)                                           $ 259,122
                                                            ---------
                                                            $ 785,492

  Machinery & Equipment net of accumulated depreciation     $ 102,186

  Other assets:
    Intangible assets net of accumulated amortization       $  41,747
  Deposits                                                  $  24,412
                                                            ---------
      Total Assets                                          $ 953,837
                                                            ---------
                                                            ---------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                             $ 278,857
  Accounts Payable-Trade                                    $ 269,969
  Accounts Payable-related party                            $   3,863
  Accrued employee compensation                             $   3,899
  Other accrued liabilities                                 $  97,091
  Customer deposits                                         $   7,044
                                                            ---------
      Total current liabilities                             $ 660,723

  Notes payable, officers                                   $ 130,458

Shareholders' Equity
  Common stock, .0005 par value, 250,000,000 shares
   authorized 71,139,422 shares issued and outstanding      $  35,570
  Paid in capital                                           $ 616,090
  Subscriptions to common stock                             $  14,000
  Retained earnings (deficit)                               $(503,004)
                                                            ---------
      Total Equity                                          $ 162,656

  Total Liabilities and Equity                              $ 953,837
                                                            ---------
                                                            ---------

                       ANTENNAS AMERICA, INC.
                      STATEMENT OF OPERATIONS
                FOR THE PERIOD ENDED MARCH 31, 1996

                                        3/31/96                   3/31/95
                                       --------                  --------
Sales, Net                             $517,406                  $352,616

Cost of Sales                          $295,910                  $236,949
                                       --------                  --------
Gross Profit                           $221,496                  $115,667

Selling, general and
 administrative expenses               $178,951                  $ 87,807

     Income (loss) from operations     $ 42,545                  $ 27,860
                                       --------                  --------
                                       --------                  --------

Other income and (expense):
  Gain from debt cancellation          $    781                  $  8,115
  Interest expense                     $(17,539)                 $ (3,519)
  Income from sale of mobile
   antennas                            $      0                  $ 10,420
  Loss on sale of assets               $      0                  $      0
                                       --------                  --------

Net income (loss) before
 income taxes                          $ 25,787                  $ 42,876
                                       --------                  --------

Income tax                             $  8,768                  $ 14,600

Net income (loss)                      $ 17,019                  $ 28,276
                                       --------                  --------
                                       --------                  --------

Average shares outstanding           71,139,422                62,145,535

                            ANTENNAS AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)

                                                    1996                1995
                                                 ---------            --------
Net income                                       $  17,019            $ 28,276
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    8,400               3,100
    Gain from debt cancellation                        781              (8,115)
    Utilization of net operating loss                    -              14,600
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable        24,586             (73,897)
  (Increase) decrease in inventory                 (15,079)             (8,798)
  (Increase) decrease in deferred tax asset          8,768                   -
  (Increase) decrease in prepaid expenses           (7,814)             (5,030)
  (Increase) decrease in other assets               (4,135)             (3,236)
  Increase (decrease) in accounts payable and
   accrued expenses                                (13,784)             44,268
  Increase (decrease) in customer deposits           7,004               5,345
                                                 ---------            --------
    Total adjustments                                8,767             (31,763)
                                                 ---------            --------

Net cash provided by (used in) operating
 activities                                         25,786              (3,487)
                                                 ---------            --------

Cash flows from investing activities:
  Patent acquisition costs                          (3,093)                  -
  Acquisition of plant and equipment                (9,368)             (6,767)
                                                 ---------            --------
Net cash (used in) investing activities            (12,461)             (6,767)
                                                 ---------            --------

Cash flows from financing activities:
  Common stock subscriptions                           250              40,000
  Repayment of officer loans                       (18,396)            (17,375)
  Proceeds from note payable                        36,000                   -
  Repayment of notes payable                       (13,357)            (11,533)
                                                 ---------            --------

Net cash provided by financing activities            4,497              11,092
                                                 ---------            --------

Increase in cash                                    17,822                 838

Cash, beginning of period                           15,911               7,026
                                                 ---------            --------

Cash, end of period                              $  33,733            $  7,864
                                                 ---------            --------
                                                 ---------            --------

         See accompanying notes to consolidated financial statements.

                            ANTENNAS AMERICA, INC.
                         NOTE TO FINANCIAL STATEMENTS
                               MARCH 31, 1996

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

                         ANTENNAS AMERICA, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                   THREE MONTHS ENDED MARCH 31, 1995

                         RESULTS OF OPERATIONS

     The Company's net income for the three months ended March 31, 1996 was $17,019 as compared to $28,276 for the three months ended March 31, 1995.
The decrease in profits is attributable to increased selling, general and administrative expenses (both in total and as a percentage of sales), increased interest expense, and decreased gain from debt cancellation - all of which were partially offset by an increase in gross profit and in gross profit margin. Interest expense increased by $14,020 for the three months ended March 31, 1996 as compared to March 31, 1995. The increase is attributable to the increased use by the Company of its factoring arrangement pursuant to which the Company factors certain of its accounts receivable.
The increased factoring is to finance higher levels of inventory, additional production space, research and development and personnel and their associated costs in order to meet the projected demand for the Company's existing and new products to be introduced in 1996.

     The increase in revenues to $517,406 for the three months ended March 31, 1996, from $352,616 for the three months ended March 31, 1995, was attributable to an increase in sales of the Company's patented conformal and related antenna systems to the Company's largest customers. The increase in revenues is also attributable to the inclusion in sales of revenues from sales of the Company's mobile antennas. During the 1995 first quarter, these sales were by Antennas America Distributing Co., Inc. and only the net income from those sales was included in the Company's Statement Of Operations. If these sales had been included in the period ending March 31, 1995, revenues for the 1995 first quarter would have increased by $42,795 to $395,411; however, net income for 1995 would remain unchanged because the net gain to the Company from these sales was included for 1995 as "Income From The Sale Of Mobile Antennas".

     Gross profit margin (gross profit divided by net sales) increased for the three months ended March 31, 1996 as compared with the three months ended March 31, 1995. The increase is attributable to the overall lower costs of production components due to the Company maintaining a larger inventory to meet its expanding production. Further, the increase in gross margin is due to the Company's decrease in the use of outside manufacturing to meet its delivery requirements.

     Selling, general and administrative expenses increased $91,144 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase in operating expenses was attributable to the increase in production space, personnel and related costs to meet the increased demand for the Company's products.

                             FINANCIAL CONDITION


     As compared to December 31, 1995, the Company's total assets for the period ended March 31, 1996 increased $66,558. This increase is primarily attributable to an increase in the Company's cash, inventory and prepaid expenses for the period. Liabilities decreased $49,289 for the same period. Shareholders' equity improved $17,178 for the period as compared to December 31,1995. The improvement is a result of the net operating income realized by the Company for the period.

     At March 31, 1996, the Company is operating on a positive cash flow basis from its operations. However, due to significant spending associated with the design, development and manufacturing related to the Company's new products to be introduced in 1996, it is the opinion of management that additional equity funding is important for the Company to meet its cash flow needs to expand its operations as desired. For the past 12 months the Company has been expanding at a significant pace. Further, the Company's additional marketing efforts of its unique flat Phased Array antennas have generated an increase in the interest by the wireless communications industry in general. Based on the anticipation of increased business in 1996 for this product category, and in its current product line, the Company has invested in additional personnel, equipment, production space, and in research and development in an effort to support and deliver a higher level of sales for the second half of 1996. Until initial orders for these products are received and delivered, or a larger than expected inflow of orders for our existing products is received, a financial comparison of the first two quarters of 1996 is not expected to reflect the gains experienced in 1995 as compared to 1994. However, we are confident that, barring the loss of one of our largest existing O.E.M. customers, the Company will experience an increase in sales and operating income in 1996.

                        PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ANTENNAS AMERICA, INC.


Date:     May 14, 1996                  By: _____________________________
                                            Randall P. Marx
                                            Chief Executive Officer
                                            and Principal Financial Officer