Form 10QSB
period 1996-06-30
ANTENNAS AMERICA INC
filed 1996-08-14
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1996.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from __________ to __________

         Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Utah                                                87-0454148
- --------------------------------                        ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification  No.)

4860 Robb Street, Suite 101,
Wheat Ridge, Colorado                                           80033
- --------------------------------                         -----------------
                                                              (Zip Code)


                                 (303) 421-4063
                 ---------------------------------------------
                (Issuer's telephone number, including area code)


             4880 Robb Street, Unit #6, Wheat Ridge, Colorado 80033
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X    No
         -----     -----

As of June 30, 1996 the Registrant had outstanding 70,939,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1996

                                TABLE OF CONTENTS
                                -----------------

                                                                 Page No.

Part I

Item 1. Financial Statements

         Balance Sheet as of June 30,1996                             3

         Statements of Operations for the Three and
             Six Months Ended June 30, 1996 and 1995                  4

         Statements of Cash Flows for the Six Months
             Ended June 30, 1996 and 1995                             5

         Note to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          7-8

Part II

Item 6.  Exhibits and Reports on Form 8-K                             9

                             ANTENNAS AMERICA, INC.
                                  BALANCE SHEET
                       FOR THE PERIOD ENDED JUNE 30, 1996

                           ASSETS                             6/30/96
                           ------                             -------

Current Assets:
         Cash                                                $ 22,961
         Accounts Receivable                                 $261,951
         Inventories                                         $204,428
         Prepaid Expenses                                    $ 16,319
         Tax Asset (NOL)                                     $256,984
                                                             --------
                                                             $762,643

         Machinery & Equipment net of
           accumulated depreciation                          $136,715

         Other assets:
           Intangible assets net of
           accumulated amortization                          $ 48,871
         Deposits                                            $ 24,112
                                                             --------
                  Total Assets                               $972,341

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
         Notes Payable                                       $254,914
         Accounts Payable-Trade                              $211,100
         Accounts Payable-related party                      $  3,863
         Accrued employee compensation                       $  3,899
         Other accrued liabilities                           $ 83,665
         Customer deposits                                   $ 24,432
                                                             --------
                  Total current liabilities                  $581,873

         Notes payable, officers                             $128,662

Shareholders' Equity
         Common stock, .0005 par value,
           250,000,000 shares authorized
           70,939,422 shares issued and
           outstanding.                                      $ 35,570
         Paid in capital                                     $586,090
         Subscriptions to common stock                       $139,000
         Retained earnings (deficit)                        ($498,854)
                                                             ---------
                  Total Equity                               $261,806

         Total Liabilities and Equity                        $972,341




                                                      ANTENNAS AMERICA, INC.
                                                     STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   SIX MONTHS ENDED                              THREE MONTHS ENDED
                                             -------------------------------------------------------------------------------
                                              6/30/96            6/30/95                   6/30/96                   6/30/95
                                              -------            -------                   -------                   -------

Sales, Net                                   $962,947           $838,157                  $445,541                   $485,541

Cost of Sales                                $575,544           $563,300                  $279,635                   $326,351
                                             --------           --------                  --------                   --------
Gross Profit                                 $387,403           $274,857                  $165,906                   $159,190
Selling, general and
  administrative expenses                    $365,969           $224,531                  $187,018                   $136,724
                                             --------           --------                  --------                   --------

         Income (loss) from
         operations                          $ 21,434           $ 50,326                 ($ 21,112)                  $ 22,466
                                             --------           --------                 ---------                    -------
Other income and (expense):
  Misc. Income                               $     781          $   6,338                 $      0                   $      0
  Gain from debt cancellation                $  42,527          $   2,650                 $  42,527                  $    872
  Interest expense                          ($  32,667)        ($   6,285)               ($  15,128)                ($  2,766)
  Income from sale of mobile
  antennas                                   $       0          $  29,359                 $       0                  $ 18,940
                                             ---------          ---------                 ---------                  --------

  Net income (loss)
   before income taxes                       $  32,075             82,388                 $   6,287                  $ 39,512
                                             ---------          ---------                 ---------                  --------

Income tax                                   $  10,906          $  28,034                 $   2,138                    $13,434
                                             ---------          ---------                 ---------                    -------
Net income (loss)                            $  21,169          $  54,354                 $   4,149                    $26,078

Average shares outstanding                  70,939,422         69,145,535                70,939,422                 69,145,535




                                                                 4



                                              Antennas America, Inc.
                                       Consolidated Statements of Cash Flows
                                  For The Six Months Ended June 30, 1996 and 1995
                                                    (Unaudited)

                                                                 1996                  1995
                                                              -------------        ------------

Net income                                                     $   21,169           $   54,353
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                    17,509                7,600
  Gain from debt cancellation                                           -               (8,115)
  Utilization of net operating loss                                 2,138               28,034
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                       13,620              (96,851)
  (Increase) decrease in inventory                                (42,112)             (22,969)
  (Increase) decrease in deferred tax asset                         8,768                    -
  (Increase) decrease in prepaid expenses                         (12,674)                 456
  (Increase) decrease in other assets                              (2,037)             (22,673)
  Increase (decrease) in accounts payable and
     accrued expenses                                              (3,862)              77,026
  Increase (decrease) in customer deposits                         24,432                   93
                                                                ---------            ---------
    Total adjustments                                               3,644              (37,399)
                                                                ---------            ---------

Net cash provided by (used in) operating activities                26,951              (16,954)
                                                                ---------            ---------


Cash flows from investing activities:
  Patent acquisition costs                                        (18,074)                   -
  Acquisition of plant and equipment                              (45,150)             (18,953)
                                                                ---------            ---------
Net cash (used in) investing activities                           (63,224)             (18,953)
                                                                ---------            ---------


Cash flows from financing activities:
  Common stock subscriptions                                      125,250               40,000
  Repayment of officer loans                                      (20,192)             (21,861)
  Proceeds from note payable                                       36,000                    -
  Purchase of officer's stock                                     (30,000)                   -
  Repayment of notes payable                                      (67,735)             (14,419)
                                                                ---------            ---------

Net cash provided by financing activities                          43,323                3,720
                                                                ---------            ---------


Increase in cash                                                    7,050                1,721


Cash, beginning of period                                          15,911                7,026
                                                                ---------           ----------


Cash, end of period                                             $  22,961           $    8,747
                                                                ---------           ----------

                                  See accompanying note to financial statements.

                                                         5

                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                  June 30, 1996


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

                             ANTENNAS AMERICA, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        For the period ended June 30,1996

                              RESULTS OF OPERATIONS

     The Company's net income for the three and six months ended June 30,1996 was $4,149 and $21,169 respectively as compared with $26,078 and $54,354 for the three and six months ended June 30,1995. The net income for the three and six month periods ended June 30, 1996 includes $42,527 of gain from debt cancellation as compared to $872 and $2,650 gain from debt cancellation, respectively for the three and six month periods ended June 30 1995. Income
(loss) from operations was ($21,112) and $21,434, respectively, for the three and six month periods ended June 30, 1996 as compared to $22,466 and $50,326, respectively for the three and six month periods ended June 30, 1995. The decrease in profits is primarily attributable to the increase in selling, general and administrative expenses related to the design and development of new antenna products to be introduced in the third and fourth quarters of 1996. Interest expense, rent and advertising costs increased an aggregate of $96,926 compared to the respective year earlier periods. The rent increase was attributable to the Company's occupying a larger amount of space primarily to accommodate higher production levels. Revenues from operations decreased 8% for the three months ended June 30,1996 as compared to June 30, 1995 and increased 15% for the six months ended June 30, 1996 compared to the year earlier period. During the three month period, revenues were lower in part because the Company did not ship antennas during the transition period to Lojack Corp. due to the design, development, and implementation for the new antenna system to meet increased demand and to further offer more installation options for its stolen vehicle recovery system. The Company received a purchase order from Lojack Corporation for these new antennas to be delivered through June 1997. Further, the Company did not have the benefit of sales to another customer for the 1996 three month period due to a sub-contractor of the Company providing sub-standard materials for products shipped in the last quarter of 1995 and first quarter of 1996. The Company has identified the problem and is in the process of reapplying the correct materials and expects sales to resume no later than August 1996. The Company intends to take action against the supplier of the materials to recoup its costs to rework the products as well as, but not limited to, additional out of pocket expense.

     Gross profit margin (gross profit divided by net sales) for the three months and six months ended June 30, 1996 increased 4% and 7%, respectively, as compared to the three and six months ended June 30, 1995. This increase is attributable to the increase in production efficiency of the Company's production in general but primarily to the increased profit generated by the Company's mobile antenna product line.

                               FINANCIAL CONDITION

     The Company's current assets increased 29% from $593,443 for the year ended December 31,1995 to $762,643 for the six months ended June 30,1996. This increase is primarily attributable to an increase in the Company's inventory and the increase in the tax asset recognized for the tax loss carryforward.

     Total liabilities decreased $31,000 as compared to December 31, 1995. Shareholders' equity improved by $116,419 from $145,387 at December 31,1995 to $261,806 at June 30, 1996. The increase results primarily from the sale of $139,000 of the Company's common stock, which was partially offset by the Company's $30,000 repurchase of two million shares at $.015 per share, and also from the $21,169 of net income recognized by the Company for net income.

     At June 30, 1996, the Company is operating on a positive cash flow basis from its operations. Effective June 7, 1996 the Company initiated the sale of up to 5,000,000 shares of its common stock at a price of $.10 per share. As of June 30, 1996 the Company had sold $139,000 of the maximum amount of $500,000. On July 9, 1996 the Board of Directors of the Company extended the offering date to September 15, 1996.

                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits And Reports On Form 8-K

          (a) Exhibits.

               None

           (b) Reports on Form 8-K.

               No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANTENNAS AMERICA, INC.


Date:  August 13, 1996                      By: /S/  RANDALL P. MARX
                                               ---------------------------------
                                                Randall P. Marx
                                                Chief Executive Officer
                                                and Principal Financial Officer