Form 10QSB
period 1996-09-30
ANTENNAS AMERICA INC
filed 1996-11-14
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1996

           OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

          For the transition period from __________ to __________

          Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   Utah                                  87-0454148
        ------------------------------              ---------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                Identification Number)

        4860 Robb Street, Suite #101,
           Wheat Ridge, Colorado                             80033
        -----------------------------                       --------
                                                           (Zip Code)


                                 (303) 421-4063
                 ---------------------------------------------
                (Issuer's telephone number, including area code)


            4860 Robb Street, Suite #101, Wheat Ridge, Colorado 80033
            ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

As of September 30, 1996 the Registrant had outstanding 72,539,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes      No   X
   -----    -----

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                 Page No.

Part I

Item 1.  Financial Statements

     Balance Sheet as of September 30, 1996 ....................    3

     Statements of Operations for the Three
       and Nine Months Ended September 30, 1996 and 1995 ........   4

     Statements of Cash Flows for the Nine Months
       Ended September 30, 1996 and 1995 ........................   5

     Note to Financial Statements ...............................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...................  7-8

Part II

Item 6.   Exhibits and Reports on Form 8-K .......................   9

                             ANTENNAS AMERICA, INC.
                                  BALANCE SHEET
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996


                                     ASSETS
                                     ------
                                                         9/30/96
                                                         -------

Current Assets:
     Cash                                              $     26,887
     Accounts Receivable                               $    287,403
     Inventories                                       $    209,301
     Prepaid Expenses                                  $     23,215
     Tax Asset (NOL)                                   $    254,162
                                                       ------------
                                                       $    800,968

     Machinery & Equipment net of
       accumulated depreciation                        $    148,314

     Other assets:
       Intangible assets net of
       accumulated amortization                        $     49,474
     Deposits                                          $     24,112
                                                       ------------
                   Total Assets                        $  1,022,868


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Notes Payable                                     $    237,664
     Accounts Payable                                  $    199,616
     Accounts Payable-related party                    $      6,000
     Accrued employee compensation                     $      3,899
     Other accrued liabilities                         $     81,050
     Customer deposits                                 $     22,593
                                                       ------------
                   Total current liabilities           $    550,822

     Notes payable, officers                           $    124,366

Shareholders' Equity
     Common stock, .0005 per value
       250,000,000 shares authorized
        72,539,422 shares issued and
        outstanding.                                   $     35,570
     Paid in capital                                   $    581,485
     Subscriptions to common stock                     $    224,000
     Retained earnings (deficit)                       $   (493,375)
                                                       ------------
                   Total Equity                        $    347,680

     Total Liabilities and Equity                      $  1,022,868



                                  ANTENNAS AMERICA, INC.
                                 STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   NINE MONTHS ENDED             THREE MONTHS ENDED
                              ---------------------------   ----------------------------
                              9/30/96        9/30/95        9/30/96          9/30/95
                              -------        -------        -------          -------

Sales, Net                    $ 1,496,055    $  1,305,131   $    533,108     $    466,974

Cost of Sales                 $   873,818    $    857,651   $    307,588     $    294,351
                              -----------    ------------   ------------     ------------

Gross Profit                  $   622,237    $    447,480   $    225,520     $    172,623
Selling, general and
  administrative expenses     $   589,271    $    367,537   $    213,988     $    143,006
                              -----------    ------------   ------------     ------------


     Income (loss)
      from operations        $     32,966    $     79,943   $     11,532     $     29,617
                             ------------    ------------   ------------     ------------

Other income and (expense):
   Misc. Income              $       807     $     16,838   $         26     $     10,500
   Gain from debt
   cancellations             $    49,118     $      3,040   $      6,591     $        390
   Interest expense         ($    42,515)   ($      8,077) ($      9,848)   ($      1,792)

   Income from sale of
   mobile antennas           $         0     $     34,399   $          0     $      5,040
                             -----------     ------------   ------------     ------------

   Net income (loss)

    before income taxes      $     40,376    $    126,143   $        8,301   $      43,755
                             ------------    ------------   --------------   -------------

Income Tax                   $     13,728    $      40,964  $        2,822   $      12,930
                             ------------    -------------  --------------   -------------

Net income (loss)            $     26,648    $      85,179  $        5,479   $      30,825

Average shares outstanding     72,539,422       69,145,535      72,539,422      69,145,535

                                                  4



                             Antennas America, Inc.
                      Consolidated Statements of Cash Flows
              For The Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                           1996             1995
                                                       -----------       ---------

Net income                                             $    26,648       $  85,179
  Adjustments to reconcile net
  income to net cash provided by operating
  activities:
  Depreciation and amortization                             28,309          12,100
  Gain  from  debt  cancellation                                --          (3,040)
  Utilization of net operating loss                             --          40,964
Changes in assets and liabilities:
  (Increase)  decrease in accounts  receivable             (11,832)       (101,579)
  (Increase)  decrease in  inventory                       (46,985)        (56,047)
  (Increase)  decrease in deferred tax asset                13,728              --
  (Increase)  decrease in prepaid expenses                 (19,570)          4,956
  (Increase)  decrease in other assets                      (2,037)         (6,624)
  Increase (decrease) in accounts payable and
     accrued expenses                                      (15,824)         50,707
  Increase (decrease) in customer deposits                  22,593              93
                                                        ----------       ---------
    Total adjustments                                      (31,618)        (58,470)
                                                        ----------       ---------
Net cash provided by (used in) operating activities         (4,970)         26,709
                                                        ----------       ---------

Cash flows from investing activities:
  Patent acquisition costs                                  (8,108)        (20,219)
  Acquisition of plant and equipment                       (78,118)        (21,946)
                                                        ----------       ---------
Net cash (used in) investing activities                    (86,226)        (42,165)
                                                        ----------       ---------

Cash flows from financing  activities:
  Common stock subscriptions                               210,250          86,250
  Repayment of officer loans                               (24,488)        (23,682)
  Related party loan proceeds (repayment)                       --           3,863
  Proceeds from note payable                                36,000              --
  Purchase of officer's stock                              (34,605)             --
  Repayment of notes payable                               (84,985)        (35,914)
                                                        ----------      ----------

Net cash provided by financing activities                  102,172          30,517
                                                        ----------      ----------

Increase in cash                                            10,976          15,061

Cash, beginning of period                                   15,911           7,026
                                                        ----------      ----------

Cash, end of period                                     $   26,887      $   22,087
                                                        ==========      ==========

                                       5

                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                               September 30, 1996


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

                             ANTENNAS AMERICA, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     For the period ended September 30,1996

                              RESULTS OF OPERATIONS

     The Company's net income for the three and nine months ended September 30,1996 was $5,479 and $26,648 respectively as compared with $30,825 and $85,179 for the three and nine months ended September 30,1995. The net income for the three and nine month periods ended September 30, 1996 includes $6,591 and $49,118 respectively, of gain from debt cancellation as compared to $390 and $3,040 gain from debt cancellation, respectively for the three and nine month periods ended September 30, 1995. The decrease in profits is primarily attributable to the increase in selling, general and administrative expenses related to the design and development of new antenna products, with increases in interest expense, rent and advertising costs making up 53% of the total increase in costs for the period. The increase in revenues to $533,108 for the three months ended September 30, 1996 from $466,974 was attributable to an increase in sales of new products introduced in this period. The increase in revenues is also attributable to the inclusion in sales of revenues from sales of the Company's mobile antennas. These sales were made by Antennas America
Distributing co., Inc. and were not included in the total revenues for 1995 until August 1, 1995. If these revenues for July 1996 for the three month period ending September 30, 1995 had been included in the Statement of Operations, revenues for that period would have increased $13,624 to $480,598. If these sales for the nine month period ending September 30, 1995 had been included in the Statement of Operations, revenues for that period would have increased $140,520 to $1,445,651.

     Further, the Company continued to not have the benefit of sales to its second largest customer for the three and nine month period ended September 30, 1996 due to a sub-contractor of the Company providing sub-standard materials for products shipped in the last quarter of 1995 and first quarter of 1996. The Company recalled and has successfully reworked all of the products sold during the last quarter of 1995 and first quarter of 1996. Sales of this product have resumed, however, the Company intends to take action against the supplier of the materials to recoup its costs to rework the products as well as, but not limited to, additional out of pocket expense.

     Gross profit margin (gross profit divided by net sales) for the three months and nine months ended September 30, 1996 increased 5% and 8%, respectively, as compared to the three and nine months ended September 30, 1995. This increase is attributable to the increase in production efficiency due to the Company's ability to maintain larger amounts of inventory to meet its expanding production as well as the purchase of additional automated equipment to better support its current as well as future production.

                               FINANCIAL CONDITION


     Current assets increased from $593,443 at December 31, 1995 to $800,968 at September 30, 1996; and current liabilities increased from $450,822 at December 31, 1995 to $550,822 at September 30, 1996. Also during the period since December 31, 1995, total liabilities have decreased by $66,704 and total assets have increased by $135,589.

     Shareholders' equity improved by $202,292 from $145,387 at December 31,1995 to $347,679 at September 30, 1996. The increase results primarily from the sale of $224,000 of the Company's common stock, which was partially offset by the Company's $30,000 repurchase of two million shares at $.015 per share. The increase in shareholders' equity also results from the $26,648 of net income recognized by the Company for net income.

     At September 30, 1996, the Company's current operations were self-sustaining, and the Company was desirous of additional capital in order to be able to fund the introduction and marketing of new products as well as the development of additional products for the wireless marketplace.

                      PART II - OTHER INFORMATION


ITEM 6.   Exhibits And Reports On Form 8-K
          --------------------------------

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANTENNAS AMERICA, INC.


Date:     October 31, 1996             By: _____________________________
                                          Randall P. Marx
                                          Chief Executive Officer
                                          and Principal Financial Officer