Form 10KSB
period 1996-12-31
ANTENNAS AMERICA INC
filed 1997-04-15
CIK 826326

U S SECURITIES AND EXCHANGE COMMISSION
   --------------------------------------------------------------------------
                             Washington, D.C. 20549

                                  FORM 10 - KSB
          (Mark One)
    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1996.

   ___    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the transition period from         to       .
                                                              -------    ------

Commission File No. 0-18122

                             ANTENNAS AMERICA, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           UTAH                                          87-0454148
--------------------------------                    ------------------
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                   Identification No.)


           4860 ROBB ST., SUITE 101, WHEAT RIDGE, COLORADO 80033-2163
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  303-421-4063
                            ------------------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
      --------------------------------------------------------------------

                                     (None)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------

                          $.0005 par value common stock

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.
                         YES    X                NO
                             -------                 -------
Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
 [  X  ]

Issuer's revenues for its most recent fiscal year:  $1,975,184

As of March 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $6,715,000. This calculation is based upon the average of the bid price ($.10) and ask price ($.15) of the stock on March 31, 1997.

The number of shares of the Registrant's $.0005 par value common stock outstanding as of March 24, 1997 was 73,539,422.

                                     PART 1

Item 1.  Business.
------------------

     Business Development. Antennas America, Inc., formerly Westflag Corporation which was formerly Westcliff Corporation (the "Company"), was organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses. In January 1989, the Company completed its initial public offering of 10,544,650 units at $.04 per unit resulting in net proceeds to the Company of approximately $363,000. (The number of units and price per unit have been adjusted to reflect the Company's one-for-four reverse split in April 1989 that is described below). Each unit consisted of one share of common stock, one Class A Warrant and one Class B Warrant. All the Class A and B Warrants expired without exercise and no longer exist. In April 1989, the Company effected a one-for-four reverse split so that each four outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this report to the number of shares of the Company's common stock have been adjusted for the effect of the one-for-four reverse split.

     On April 12, 1989, the Company merged with Antennas America, Inc. a Colorado corporation ("Antennas Colorado") that had been formed in September 1988 and that had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. Pursuant to the merger, Antennas Colorado was merged into the Company and all the issued and outstanding stock of Antennas Colorado was converted into 41,951,846 shares of the Company's common stock upon completion of the merger. The Company's name was changed to Antennas America, Inc.

     Business Of Issuer. The Company's operations consist of the design, development, marketing and sale of a diversified line of antennas and related wireless communication systems, including conformal and phased array antennas and spread spectrum radio systems.

Principal Products.
-------------------

                               Conformal Antennas.
                               -------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. The original product in this category is the disguised decal antenna, which has been patented by the Company and which is an alternative to the conventional wire type antenna used for numerous applications, including Cellular, UHF, VHF, ETACS, GSM, PCS, SMR, Passive Repeater and GPS. The antenna is approximately 3 1/2" x 3 1/2" and typically installs on the inside of the vehicle so that it is not discernible from the outside of the vehicle.

     Several derivative products of this antenna design have been developed for special applications and O.E.M. customers. For the fiscal year ended December 31, 1996, the patented decal antenna and other conformal derivatives of the decal antenna accounted for approximately 90 percent of the Company's sales with two customers' purchases of patented antenna products accounting for 65 percent of the Company's current sales. As of March 31, 1997, based on existing orders, and the Company's anticipated sales, the Company believes that these two customers will represent approximately 40% percent of the Company's sales for the fiscal year ending December 31, 1997.

     The Company has designed five new conformal antenna systems, including three off-air antennas to receive local TV broadcasts, a GPS (Global Positioning Systems) antenna, and PCS (Personal Communications Systems) antenna. The Company believes that these new conformal antenna systems will provide the same advantages as the other mobile conformal antenna systems currently being produced by the Company.

                             Phased Array Antennas.
                             ----------------------

     The phased array antenna is a flat antenna that incorporates a group of constituent antennas all of which are equidistant from the center point. This type of antenna is typically used to receive and/or transmit data, voice and in some cases, video from microwave transmitters or satellites. The Company is currently developing and selling various versions of the phased array antenna to private, commercial and governmental entities. As described below, the Company's three primary projects for the phased array antenna are (i) the flat panel antenna for Micron Communications, a subsidiary of Micron Technologies Inc. ("Micron"), (ii) the MMDS phased array antenna systems for the wireless cable market, and (iii) the "off-air" antennas for satellite and other television reception.

     Flat Panel Antenna for Micron Communications. After several months of modifications to the Company's previously developed flat antennas, the Company has been producing, since February 1997, three flat panel antennas for incorporation into Micron's Microstamp program. The Microstamp Program is new, and volume through April 1997 has been light, but the Company anticipates that this volume will increase during the second half of 1997.

     MMDS Antennas For Wireless Cable. In 1995, the Company introduced three new phased array antenna systems to the wireless cable market. Known in the industry as MMDS (Multichannel, Multipoint Distribution System), these antenna systems are direct competitors of cable TV and satellite TV. MMDS (wireless cable) is similar to conventional cable with the exception that it uses a microwave frequency to transmit the channels for home viewing. The signals can usually be received up to 30 miles by installing a receive antenna on the subscriber's home.

     When Congress passed the 1996 Telecommunications Act, among other things, it allowed telecommunications companies to compete directly in the video distribution market. This allowed companies such as BellSouth, Pacific Telesis, Bell Atlantic and Nynex to use this technology to deliver video programming to selected major markets. Each of the above companies is now involved in the MMDS industry and some have purchased existing and new licenses for certain marketing areas.

     The Company's MMDS antennas replace conventional grid antennas commonly installed as the receiving antenna on customers' rooftops. The product offers several features over conventional parabolic antennas in that it is flat, has a higher efficiency allowing for a smaller size, and can be mounted in several locations in the home such as windows, an eave or the chimney. Typically the Company's phased array products perform on an equal basis to conventional antennas with cost savings and substantial installation and maintenance savings to the MMDS service provider. The Company did not sell any of its MMDS antennas in 1996. This is primarily due to the industry's transition from analog transmissions to digital transmissions. The Company's existing flat antenna technology will operate with analog or digital equipment. It is anticipated that the Company's MMDS antenna sales, although limited, will resume in 1997.

     Off-Air Antennas For Satellite And Other TV. Home satellite television systems recently have become extremely popular and affordable. The single biggest drawback to the 18" home TV satellite system is that the viewer cannot receive local TV broadcasts from the satellite system. In order to receive local

TV broadcasts, the viewer must resort to installing outdated receive equipment which typically includes "rabbit ears" or the conventional "yagi" roofmount antenna. In December 1996, the Company introduced three new flat conformal antenna systems for the digital satellite TV market. These antennas combine the Company's conformal and phased array technology.

     The Company's FREEDOM(TM) Antenna System, is a flat UHF/VHF TV antenna that conforms to the back of the satellite dish. Designed to be inconspicuous, the FREEDOM(TM) antenna is an ideal solution to the problem of local TV program reception with the popular 18" dishes.

     The WALLDO(TM) Antenna System is a flat UHF/VHF TV antenna, measuring 15 1/2"x 13" x 2". This antenna is designed so that it conceals the fact that an outdoor antenna has been installed. Both antennas are omnidirectional and work in locations where a medium gain antenna is required, which is generally within a 25 mile radius of the local TV stations' transmitters. The Company will market the antennas as the solution to the problem of antenna installations on rooftops where there may be limitations due to zoning codes, covenants, or homeowner restrictions or where there is the need for a more aesthetically pleasing solution.

     The Company will market these products as consumer electronics products. The Company will sell them to distributors, satellite dish installers and retail stores. The Company is currently offering two FREEDOM(TM) antennas: Freedom 1 fits most of the existing 18" dishes on the market; the Freedom 2 fits the Sony and Philips/Magnavox dishes with production scheduled to begin on the Freedom 2 antenna in April of 1997. The Company has received much interest concerning its FREEDOM(TM) and WALLDO(TM) antennas, and as of March 31, 1997, had a backlog of a total of 15,000 Freedom and Walldo antennas.

     Other Antennas. The Company is pursuing new business opportunities for the conformal and phased array antennas by continuing to broaden and adapt its existing technologies. Currently, the Company designs or manufactures antennas varying in frequency from 27 MHz to 12 GHz. These antennas all use the Company's flat antenna design to provide inconspicuous installation. All of the Company's antennas are designed to be manufactured using existing design footprints. This allows the Company to better use its engineering and technical staff, suppliers and production staff. This also allows the Company, in some cases, to use existing tools, dies and radomes for more than one product.

                             Spread Spectrum Radio.
                             ----------------------

     The Company has been  working on  development  of a spread  spectrum  radio which continues to be in the Beta testing stage. The product consists of the Company's unique flat antenna design combined with the Company's proprietary design of a spread spectrum radio transceiver operating at 915 MHz. Spread spectrum radios allow for a frequency range to be more efficiently utilized and thereby provide for many more users per channel than conventional radios. Using the Company's flat antenna design will allow a wireless point to point communication of data transmission for several miles. Spread spectrum products are gaining in popularity resulting from the creation of rules permitting spread spectrum transmitters to operate on an uncoordinated basis without requiring individual user licenses. Before a spread spectrum radio may be marketed, the product must be type-accepted by the Federal Communications Commission (the "FCC"). The Company has completed all FCC testing of its spread spectrum radio by an independent testing laboratory and has received its FCC type acceptance identifying number which permits it to market the spread spectrum radio pursuant to certain frequency restrictions. The spread spectrum radio can send data for several miles, daisy chain or relay for longer distances, stores and forwards data, and is designed to directly connect to a Hayes Modem Compatible command set. It is unique in that it transfers data long range, has 8 analog and 2 digital inputs which allows the units to turn devices on and off, to monitor meters or equipment from long range, all at a competitive cost. The Company has experienced delays with respect to the development of the spread spectrum radio. The engineering department of the Company believes that the technical development of the spread spectrum radio is complete. However, during the periods of delay that the Company has experienced in the development of the spread spectrum radio, the Company has incorporated a universal manufacturing process for all its antennas that would have to be altered significantly at this time in order to produce the spread spectrum radio as originally planned. Therefore, the Company currently intends to allocate its limited available resources to the production and marketing of its other new and existing products. At such time that the Company initiates the production design and marketing of the spread spectrum radio, there is no assurance that the markets will still exist as the Company initially identified or that the Company's radio, as designed, will be able to be produced at a competitive price.

Marketing And Distribution.
---------------------------

The Company's line of mobile disguised decal antennas and off-air antennas are marketed by the Company directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors and approximately 150 active retail dealers. During 1996, revenues for the mobile disguised decal antenna products constituted approximately 20 percent of the Company's total sales. The balance of the Company's sales in 1996 were primarily to original equipment manufacturers (O.E.M.) for the incorporation of the Company's products into or with their respective products.

Production.
-----------

The Company made many changes to its production operations in 1996. In anticipation of continued growth, investments were made in personnel and manufacturing facilities along with additional capital expenditures for manufacturing equipment. The manufacturing of the Company's products is now more under the control of the Company than ever before. It is anticipated that these changes will allow the Company to be more efficient, more responsive to customers, will lower the overall cost of production, and will better allow the Company to take advantage of more opportunities in the wireless communications market.

Research And Development.
-------------------------

Research and development and software costs are charged to operations when incurred and are included in operating expenses except when specifically contracted by the Company's customers. Except for salaries of engineering personnel involved in research and development, the Company's research and development costs were not material in 1995 or 1996. There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy minimum specification requirements, quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

Employees.
----------

The Company currently has 35 full time employees including Randall P. Marx, Chief Executive Officer and Treasurer, Kevin O. Shoemaker, Chairman of the Board and Chief Scientist, Richard L. Anderson, Vice President of Administration, and Bruce Morosohk, Secretary. Each of Messrs. Marx, Shoemaker, Anderson and Morosohk is a director of the Company.

Competition.
------------

The antenna and receiver industry is highly competitive, and the Company's current and proposed products compete with products of larger companies that are better financed, have established markets, larger sales organizations and production capabilities. In marketing its products, the Company has encountered competition from other companies marketing more conventional antenna systems. Therefore, at the present time the Company's market share of the overall antenna business is small, but is significantly greater for the non-conventional antenna market. The Company's antenna products are designed to be unique and in some cases are patented. The Company's products normally compete with other products principally in the areas of price and performance. However, the Company believes that its unique antenna products work as well as conventional products in the same design class of products, usually sell for approximately the same price or less than competing antennas, are easier to install, and in most cases are more desirable, primarily due to being less conspicuous.

Government Regulations.
-----------------------

The Company is subject to government regulation of its business operations in general, and the telecommunications industry also is subject to regulation by federal, state and local regulatory and governmental agencies. Under current laws and the regulations regulated by the Federal Communications Commission, there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. However, the Company is subject to FCC regulations as they relate to spread spectrum radios. All spread spectrum radios must be FCC type accepted in accordance with FCC rules and regulations prior to being marketed or sold and must meet and maintain certain restrictions concerning transmitted power, effective radiated power, processing gain and other restrictions. The Company received its type acceptance code from the FCC in December 1994, and therefore it is not restricted from selling the spread spectrum radios.

Current laws and regulations are subject to change and the Company's operations may become subject to additional regulation by governmental authorities. A change in either statutes or rules may have a significant effect on government regulation of the Company's business.

Patents.
--------

Kevin O. Shoemaker, the Company's Chief Scientist and Chairman of the Board, has applied for and received a U.S. patent, subject to annual renewal fees, valid through the year 2007, for microstrip antennas and multiple radiator array antennas. This is the design the Company uses for some of its flat planar antennas. Mr. Shoemaker also has received a U.S. patent for a serpentine planar broadband antenna valid through the year 2011. This is the design that the Company uses for some of its conformal antennas, including the vehicular disguised decal antennas, local broadcast antennas and other products. Mr. Shoemaker and Randall P. Marx, the Company's Chief Executive Officer, have jointly applied for additional patents which include the process used to manufacture certain of the Company's flat planar antennas and conformal antennas, the technology required for certain of the Company's conformal antennas to function, and the design of certain of the Company's products. Mr. Shoemaker and Mr. Marx each has assigned to the Company all of his rights in these and all other antennas that are developed while he is employed by the Company. The Company seeks to protect its proprietary products, information and technology through reliance on confidentiality provisions and, when practical, the application of patent trademark or copyright laws. There can be no assurance that such applications will result in the issuance of patents, trademarks or copyrights of the Company's products, information or technology.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements
-------------------------------------------------------------------------

     Forward-Looking Statements. This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEM 1. DESCRIPTION OF BUSINESS--Principal
Products", "Marketing And Distribution", "Production", "Research And Development", "Competition", "Governmental Regulations" and "Patents", and "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward- looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

     Cautionary Statements. In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

     1. Operating History. From the date of incorporation in September 1987 through the fiscal year ended December 31, 1992, the Company incurred losses from operations. For the fiscal years ended December 31, 1993, 1994, 1995, and 1996, respectively, the Company operated at a profit. Although the Company believes that it will be able to continue to operate profitably as it has since 1993, there is no assurance that the operations of the Company will continue to be profitable. See the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

     2. Developments In Technology. The communications industry and particularly the microwave and satellite communications and antenna industries are characterized by rapidly developing technology. Changes in technology could affect the market for the Company's products and necessitate additional improvements and developments to the Company's products. There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy minimum specification requirements, quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

     3. Patents. Kevin O. Shoemaker, the Company's Chief Scientist and Chairman of the Board, has applied for and received a U.S. patent, subject to annual renewal fees, valid through the year 2007, for microstrip antennas and multiple radiator array antennas. This is the design the Company uses for some of its flat planar antennas. Mr. Shoemaker also has received a U.S. patent for a serpentine planar broadband antenna valid through the year 2011. This is the design that the Company uses for some of its conformal antennas, including the vehicular disguised decal antennas and related products. Mr. Shoemaker and Randall P. Marx, the Company's Chief Executive Officer, have jointly applied for a patent for the process used to manufacture certain of the Company's flat planar antennas. Mr. Shoemaker and Mr. Marx each has assigned to the Company all of his rights in these and all other antennas that are developed while he is employed by the Company. Although, when practical, the Company intends to file for patent protection on all of the products or processes that it feels are proprietary in nature, it may not be able to obtain patent protection for all its products. The inability of the Company to be able to patent all of its products or processes may be an impediment to its capability to exploit certain expanding markets. Even with patents granted, they may not provide effective protection against competitors.

     4. Limited Financial Resources. The Company has limited financial resources available to it, and this may restrict the Company's ability to grow. Additional capital from sources other than the Company's cash flow may be necessary to develop new products, and there is no assurance that such financing will be available from any source. Management believes that it can sustain its current business without additional funding, but it may not be able to increase the Company's business as desired without additional funding.

     5. Competition. The communications industry is highly competitive, and the Company competes with substantially larger companies in the production and sale of antennas. In addition, these competitors have larger sales forces and more highly developed marketing programs as well as larger administrative staffs and more available service personnel. The larger competitors also will have greater financial resources available to develop and market competitive products. The presence of these competitors may be a significant impediment to any attempts by the Company to develop its business. The Company believes, however, that it will have certain advantages in attempting to develop and market its products including a more cost-effective technology, the ability to undertake smaller projects, and the ability to respond to customer requests more quickly than some larger competitors. There is no assurance that these conclusions will prove correct.

     6. Dependence On Major Customers. The Company has two customers that currently account for approximately 65 percent of its sales. The loss of either of these customers could have a material adverse effect on the Company.

     7. Availability Of Labor. The Company produces and assembles its products at its own facility and is dependent on efficient workers for this function. There is no assurance that efficient workers will continue to be available to the Company at a cost consistent with the Company's budget.

     8. Dependence On Key Personnel. The success of the Company is largely dependent upon the efforts of its executive management, including Randall P. Marx, the Chief Executive Officer of the Company. The loss of the services of any of these persons could be detrimental to the Company as there is no assurance that the Company could replace any of them adequately at an affordable compensation level.

      9. Government Regulation. The Company is subject to government regulation of its business operations in general. Antennas that are designed only to receive signals are not currently subject to regulation by the FCC, but certain of the Company's new products are subject to regulation by the FCC. There is no assurance that subsequent changes in laws or regulations will not affect the Company's operations.

Item 2. Properties.
-------------------

The Company is the tenant on a three year lease which expires May 31, 1999 on 5,100 square feet of office space and 17,500 square feet of production space in Wheat Ridge, Colorado at a cost of $13,765.49 per month. The Company is obligated to pay for all utilities, taxes and insurance on the production space. The Company believes that the current office and warehouse facilities are adequate for its activities through the term of the lease. The property is in good condition.

Item 3. Legal Proceedings.
--------------------------

In August 1996, the Company entered into a distribution agreement concerning the FREEDOM(TM) antenna with SeaSharp Products, Inc. (the "Distributor"). Part of the obligations of the Distributor were to meet a minimum monthly sales quota. The Distributor breached the Agreement in September 1996, and the Company terminated the Agreement as of October 1, 1996. After the termination of the Agreement, the Distributor claimed that the intellectual property rights of the FREEDOM(TM) antenna belonged to the Distributor. On December 11, 1996, the Company sought Declaratory Judgment in the District Court, Jefferson County, Colorado, case number 96-CV-2782, as to the termination of the Agreement and to the Distributor's claims to intellectual property rights to the antenna. The Distributor has filed a response and counterclaim which, among other things, claims that the Distributor allegedly developed, designed and engineered the antenna. The case is still pending and is in its initial stages. The Company believes that the claims concerning intellectual property are totally without merit and that the agreement was properly terminated pursuant to its terms.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

Trading in the Company's securities is very limited. The Company's Common Stock is traded in the over-the-counter market through the "pink sheets" and the OTC Bulletin Board. The Company's securities are not quoted on any established stock exchange or on the NASDAQ stock market. Because trading in the Company's securities is so limited, prices are highly volatile. Quotations provided below for the past two fiscal years are the inter-dealer quotations provided by the National Quotations Bureau, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                          Common Stock
                                                          ------------
                                                               Bid
                                                               ---
                                                       High           Low
                                                       ----           ---
         Quarter Ended
         -------------
                  March 31, 1995 ..............         .03           .001
                  June 30, 1995 ...............         .08           .02
                  September 30, 1995 ..........         .05           .03
                  December 31, 1995 ...........         .05           .01

                  March 31, 1996 ..............        .05           .02
                  June 30, 1996 ...............        .24           .04
                  September 30, 1996 ..........        .14           .03
                  December 31, 1996 ...........        .06           .03

As of March 31, 1997, the reported bid and ask prices for the Company's common stock were $.10 and $.15 respectively. The Company had 333 shareholders of record as of December 31, 1996. The Company has not declared or paid any cash dividends on its Common Stock and it is not anticipated that dividends will be paid in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------------------

                         Liquidity and Capital Resources
                         -------------------------------

The following table sets forth certain selected financial data of the Company for 1996 and 1995:

                                                           December 31,
                                                           ------------
                                                     1996             1995
                                                     ----             ----

   Components of Working Capital (deficit)
   ---------------------------------------
   Cash                                            $55,635           $ 15,911
   Accounts Receivable                             166,441            275,571
   Inventory                                       195,848            162,316
   Deferred Tax Asset                              264,988            136,000
   Other Current Assets                                0                3,645
   Accounts Payable                               (188,865)          (279,743)
   Notes Payable                                  (168,689)          (144,433)
   Other Current Liabilities                       (22,934)           (26,646)

   Total Working Capital (deficit)                 302,424            142,621


     The Company has total assets of approximately $944,232 as of December 31, 1996 as compared with $887,279 as of December 31, 1995. Total liabilities are $613,775 as of December 31, 1996 as compared with $741,892 as of December 31, 1995. The 6% increase in assets and 19% decrease in liabilities is primarily due to $210,000 of equity funding received in 1996 and as a result of the one time increase in the tax asset account.

     The Company has a net worth of $330,457 as of December 31, 1996 as compared with $145,387 as of December 31, 1995. This improvement results from the increase in the tax asset account and due to $210,000 of equity funding received in 1996, which was partially offset by a $30,000 stock repurchase. As a result of past operations, the Company has an income tax operating loss carryforward of $507,851. The Company has determined the likelihood of continued profitability for the year ending December 31, 1997 and has recorded a $265,662 benefit for net operating loss carryforward as provided for in FAS-109 that it reasonably expects to utilize.

     The Company's ability to generate sales revenues is dependent upon its ability to pay for research and development, materials and overhead required in the production process. In 1993 the Company entered into an agreement with National Factoring Services of Denver, Colorado pursuant to which the Company, at management's discretion, can be advanced up to 80% of its approved receivables at a cost of .17% per day or 5% for 30 days. Effective March 20, 1997, the factoring fees were reduced to a cost of 1% for every 10 days or 3% for 30 days that the receivables are factored. The other terms of the factoring agreement remained the same. National Factoring advances the funds on a non-recourse basis to the Company and, upon payment received from the customer, deducts the appropriate factoring fees, if any, together with the factored portion of the account, and pays the non-factored amount to the Company. Generally, the Company uses the funds to pay current suppliers, general overhead costs, past debt, and costs associated with the development of new products.

     At December 31, 1996 and as of the date of this report, the Company is operating on a positive cash flow basis from its operations. However, due to the growth rate expected by the Company in 1997, in lieu of utilizing a factoring arrangement, management believes that it may be better served by a conventional bank line of credit or by raising additional capital through the private placement of debt or equity. The Company is currently pursuing such conventional bank financing in an effort to better meet its projected demand and lower its overall interest and finance costs. In the event that such a financing arrangement cannot be reached, the Company will continue to use its existing arrangement with National Factoring Services until such time that additional capital is made available.

     The Company's future capital requirements will depend upon many factors, including the recruitment of key technical and management personnel, the need to maintain adequate inventory levels to meet projected sales, the expansion of its marketing and sales efforts, requirements of additional manufacturing equipment, and the success of the Company's research and development efforts.

                              Results of Operations
                              ---------------------

Fiscal Year Ended December 31, 1996 Compared To Fiscal Year
Ended December 31, 1995
------------------------------------------------------------

     For the year ended December 31, 1996, the Company's total revenues were $1,975,184 as compared with $2,029,942 for the prior year. The decrease in revenues is attributable to a design change and resulting lower antenna cost to the Company's largest customer, the breach of a distribution agreement by one of the Company's former distributors, and the absence of sales of the Passive Repeater Antenna during most of fiscal 1996 due to a sub-contractor of the Company providing sub-standard materials for products shipped in the last quarter of 1995 and the first quarter of 1996. The Company recalled approximately 65,000 Passive Repeaters, which affected revenues by approximately $175,000. The defective product has been successfully reworked and sales have resumed in 1997.

     The Company's net income decreased to $9,746 from $367,477 in 1995. This decrease was due to the absence of the one time increase in the Tax Asset Account in 1996 of $265,662, the recall and subsequent cost associated with the recall and reworking of the Passive Repeater antenna in 1996, and the breach of a distribution agreement by one of the former distributors of the Company causing delays in the sale of inventory in 1996 that previously had been manufactured by the Company.

The increase in selling, general and administrative expenses to $744,673 in 1996 from $639,007 in 1995 is attributable to the Company's increase in personnel in anticipation of increased activity and revenue for fiscal 1996 and 1997, a decrease in the outsourcing of certain production functions of the Company, adding production space and personnel to production and administrative positions, and the related costs associated with these positions.

     Interest expense increased by $14,001 for fiscal 1996 over fiscal 1995. The increase is attributable to the Company's costs associated with its factoring arrangement pursuant to which the Company factors certain of its accounts receivable in order to pay its expenses on a timely basis and maintain increased production levels.

Item 7.  Financial Statements.
-------  ---------------------

     The Financial Statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosures.
------------------------------------------------------------------------

Not applicable.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters And Control Persons:
         Compliance With Section 16(a) Of the Exchange Act.
-----------------------------------------------------------------------

The Officers and Directors of the Company are as follows:

Name                            Age            Title
----                            ---            -----

Randall P. Marx                  44            Chief Executive Officer;
                                               Treasurer; and Director

Kevin O. Shoemaker               42            Chairman of the Board; Chief
                                               Scientist; and Director

Bruce Morosohk                   38            Secretary; and Director

Richard L. Anderson              48            Vice President and Director

Sigmund A. Balaban               55            Director

James H. Shook                   58            Director

Randall P. Marx has served as Chief Executive Officer since November 1991, as a director since May 1990, and as Treasurer since December 1994. From May 1990 until November 1991, Mr. Marx advised the Company with respect to marketing matters. From 1989 to 1991, Mr. Marx served as a consultant to three domestic and international electronic companies. His responsibilities consisted primarily of administration, finance, marketing and other matters. From 1983 until 1989 Mr. Marx served as President of THT Lloyd's Inc., Lloyd's Electronics Corp. and Lloyd's Electronics Hong Kong Ltd., international consumer electronics companies. THT Lloyd's Inc. purchased the Lloyd's Electronics business from

Bacardi Corp. in 1986. Prior to 1983, Mr. Marx owned a sales and marketing company involved in the consumer electronics business.

Kevin O. Shoemaker has served as the Chairman of the Board of the Company since the merger with Antennas Colorado in 1989. He also served as Executive Vice President from May 1990 until November 1991 and as President from November 1991 until April 1994. Mr. Shoemaker held the positions of Chairman of the Board and Chief Executive Officer with Antennas Colorado from its inception in 1988 until the Merger. Mr. Shoemaker's employment prior to 1988 included serving as a design engineer for Martin Marietta Aerospace, an aerospace defense contractor, and as a technical specialist for Ball Aerospace Systems, an aerospace contractor.

Bruce Morosohk has served as a director of the Company since the merger with Antennas Colorado in 1989 and has held this position and the position of Secretary with Antennas Colorado since its inception in 1988. He also served as Treasurer from November 1991 to December 1994. From 1980 until 1991, Mr. Morosohk was employed by R. Greenberg and Associates, a private film production firm, serving as a cameraman from 1981 to 1988, as manager of the Animation Department from 1988 to 1989, and as Director of Animation from 1989 to 1991.

Richard L. Anderson has served as a director of the Company since December 1994. From March 1, 1995 until December 31, 1995, he served as a part-time consultant to assist with the general operations of the Company. Effective January 1, 1996, Mr. Anderson has served as Vice President of Administration for the Company. From 1990 to 1995, Mr. Anderson served as an independent financial contractor underwriting residential and commercial real estate first mortgage credit packages. From October 1985 until March 1990, Mr. Anderson served as Senior Vice President, Administration of Westline Mortgage Corporation, a Denver, Colorado based mortgage loan company that was a subsidiary of Bank Western Federal Savings. Prior to October 1985, Mr. Anderson served as Vice President, Human Resources for Midland Federal Savings.

Sigmund A. Balaban has served as director of the Company since December 1994. Mr. Balaban has served as Vice President, Credit of Teknika Electronics of Fairfield, New Jersey, since 1986 and as Senior Vice President and General Manager of Teknika Electronics since 1992. Teknika Electronics is a subsidiary of Fujitsu General, a Japanese multiline manufacturer.

James H. Shook has been a Director of the Company since May of 1990. From May of 1990 until June of 1991, Mr. Shook also served as Chief Executive Officer, President and Treasurer of the Company. At various times from 1973 through 1989 Mr. Shook was a business consultant to a number of companies.

Each of the Company's officers serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors except that Messrs. Shoemaker and Morosohk are brothers-in-law. The Company's Bylaws provide that the terms of the directors are staggered so that approximately one-third of the Board will stand for reelection in any given year and that directors shall be elected for three year terms. Each director is elected to serve until the annual meeting held at the end of his respective terms or until his successor has been duly elected and qualified. It is anticipated that staggered terms will be specified for each director elected at the next meeting of shareholders.

Item 10. Executive Compensation.
--------------------------------

Summary Compensation Table.
---------------------------

The following table sets forth in summary form the compensation received during each of the Company's three successive completed fiscal years ended December 31, 1996 by the Chief Executive Officer and Chairman Of The Board of the Company. No executive officer of the Company, including the Chief Executive Officer and the Chairman Of The Board, received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 1996.

                                                   Summary Compensation Table
                                                   --------------------------

                                          Annual Compensation                     Long Term Compensation
                                                                   ------------------------------------------------
                                                                             Awards                     Payouts
                                                                   ---------------------------      ---------------
                                                                                    Restricted
                                                                    Other Annual       Stock                  LTIP     All Other
 Name and Principal Position    Fiscal      Salary         Bonus     Compensation    Awards ($)     Options  Payouts  Compensation
                                Year        ($)(1)         ($)(2)       ($)(3)                        (#)     ($)(4)     ($)(5)
-----------------------------------------------------------------------------------------------------------------------------------

Randall P. Marx                 1996       $75,000(6)      -0-          -0-             -0-          -0-      -0-         -0-
 Chief Executive Officer
 and a director                 1995        75,000(6)    $10,250        -0-             -0-          -0-      -0-         -0-

                                1994        48,000(6)      -0-          -0-        7,000,000(2)      -0-      -0-         -0-

Kevin O. Shoemaker              1996           54,000      -0-          -0-             -0-          -0-      -0-         -0-
 Chairman Of The Board,
 Chief Scientist, and a         1995           54,000      -0-          -0-             -0-          -0-      -0-         -0-
 director
                                1994           45,934      -0-          -0-             -0-          -0-      -0-         -0-


------------------------

(1) The dollar value of base salary (cash and non-cash) received during the year indicated.

(2) In December 1994, the Company granted Mr. Marx, for his past services, a stock bonus of seven million shares of the Company's restricted common stock. The reported bid and ask prices for the Company's unrestricted common stock on the date of grant were $.001 and $0.10, respectively.

(3) During the period covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) The Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(5) All other compensation received that the Company could not properly report in any other column of the Summary Compensation Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company.

(6) Of the $48,000 of Mr. Marx's accrued salary for the year ended December 31, 1994, $48,000 remained unpaid as of December 31, 1996.

Compensation Of Directors.

Through December 31, 1994, the Company had no standard or other arrangement pursuant to which directors of the Company were compensated for any services provided as a director or for committee participation or special assignments. Commencing as of January 1, 1995, outside directors (i.e., those who are not employees of the Company) will receive $250 per meeting attended for up to four meetings per year. For meetings in excess of four meetings per year, outside directors will receive $50 per meeting. Outside directors also will have options to purchase 50,000 shares of common stock (with the number to be adjusted for any reverse or forward stock splits) become exercisable for each Board of Directors meeting attended. The options are granted to each outside director in a group of 250,000 options (with none of them exercisable initially) at such time or times that the outside director has no options that are not yet exercisable. The options granted as compensation to outside directors may not be exercised until 60 days after the Company's shareholders have approved the plan pursuant to which these options have been and are to be issued.

Employment Contracts And Termination of Employment And Change-In Control Arrangements.
--------------------------------------------------------------------------------

The Company has entered into a written Employment Agreement with Randall P. Marx, its Chief Executive Officer and Richard L. Anderson, its Vice President of Administration. See "Item 12. Certain Relationships And Related Transactions." The Company does not have any written employment contracts with respect to any of its other executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.
------------------------------------------------------------------------

The following table summarizes certain information as of March 31, 1997 with respect to the beneficial ownership of the Company's Common Stock by the Company's directors, by all officers and directors as a group, and by each person known by the Company to be the owner of five percent or more of the Company's common stock:

Name And Address Of                Number Of Shares
Beneficial Owner                   Beneficially Owned         Percent of Class
--------------------------------------------------------------------------------

Richard L. Anderson                   850,000 (1)                    1.0
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Sigmund A. Balaban                        -0-                         -
10 Grecian Street
Parsippany, NJ  07054

Randall P. Marx                      7,040,000 (2)                  9.6
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Bruce Morosohk                      5,491,117 (3)                  7.5
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Kevin O. Shoemaker                  6,434,474 (4)                  8.8
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Rocky Mountain Gastroenterology     4,500,000                      6.1
  P.C. Profit Sharing Trust
6550 West 38th Ave., Suite 300
Wheat Ridge, CO  80033

All Officers and Directors         19,815,591                      27.0
  as a group (five persons)

--------------------

(1) 500,000 of these shares are owned by the Lloyd Anderson Marital Trust B Dated June 21, 1990, for which Richard L. Anderson serves as trustee.

(2) Includes 900,000 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees. Mr. Marx disclaims beneficial ownership of these shares.

(3) Does not include the following shares as to which Mr. Morosohk disclaims beneficial ownership: (a) 6,434,474 shares owned by Kevin Shoemaker, Mr. Morosohk's brother-in-law, and (b) an aggregate of 191,780 shares owned by Mr. Morosohk's siblings and their respective spouses.

(4) Does not include 5,491,117 shares owned by Bruce Morosohk, Mr. Shoemaker's brother-in-law, as to which shares Mr. Shoemaker disclaims beneficial ownership.

Item 12. Certain Relationships And Related Transactions.
--------------------------------------------------------

     Employment Agreement With Randall P. Marx. Effective January 1, 1995, the Company entered into an employment agreement with Randall P. Marx, the Chief Executive Officer, Treasurer, and a director of the Company. This employment agreement is for a term of 39 months from the effective date and provides for payment of salary at the rate of $75,000 per year. Mr. Marx also will receive a bonus equal to five percent of the Company's pre-tax operating profits during the period of the agreement. Pursuant to the employment agreement, Mr. Marx has agreed not to compete with the Company for a period of two years following his termination as an employee of the Company.

     Indebtedness For Accrued Salary And Bonus To Randall P. Marx. At December 31, 1996, the Company was indebted in the amount of $94,455 to Randall P. Marx for unpaid salary and bonus that accrued during 1994 and 1995.

     Transactions With Randall P. Marx And Antennas America Distributing Co. As of April 30, 1991, Mr. Marx and the Company agreed that Mr. Marx would form Antennas America Distributing Co., Inc. ("AAD") to acquire the rights to manufacture and sell the Company's line of mobile antennas (the "AAD Agreement"). Pursuant to the AAD Agreement, sales revenues received by AAD are to be allocated as follows: (i) payment to AAD of all of AAD's expenses, including all manufacturing, distribution, and operating expenses; and (ii) the remainder to Mr. Marx to repay and be credited against amounts owed by the Company to Mr. Marx. The AAD Agreement shall terminate, and all manufacturing and distribution rights shall be returned to the Company, at such time as AAD has repaid $127,000 of the Company's indebtedness to Mr. Marx under the terms of the AAD Agreement or at such time as the Company has repaid Mr. Marx $63,000 of its indebtedness to Mr. Marx from sources other than profits from the AAD Agreement, provided that in either case all costs and expenses of AAD incurred to that date also have been paid. Effective January 1, 1995, the Company received from Mr. Marx all the outstanding stock of AAD, and the Company assumed AAD's obligation to Mr. Marx in the amount of $30,000.

     Agreements With Kevin O. Shoemaker. Effective as of March 1, 1994, the Company entered into an Employment Agreement with Kevin O. Shoemaker, the
Chairman of the Board and Chief Scientist of the Company. The Employment Agreement provided for a three-year term at an annual salary of not less than $36,000 per year. Also as of March 1, 1994, the Company entered into a Stock Contribution Agreement with Mr. Shoemaker. Pursuant to the Stock Contribution Agreement, Mr. Shoemaker agreed to transfer an aggregate of 10,000,000 shares of the Company's common stock to the Company. Pursuant to a third Agreement entered into with Mr. Shoemaker effective as of March 1, 1994, the Company agreed to pay Mr. Shoemaker an aggregate of $12,000 as full payment of all amounts owed by the Company to Mr. Shoemaker for services performed by Mr. Shoemaker on behalf of the Company prior to the execution of that Agreement. Also pursuant to the third Agreement, the Company agreed to increase Mr. Shoemaker's salary pursuant to the Employment Agreement by $8,000 per year and to provide Mr. Shoemaker with a car allowance of $250 per month.

     Effective as of July 1, 1995, the Company entered into a new Employment Agreement with Mr. Shoemaker. This agreement replaced and superseded the prior employment agreement described above. The new Employment Agreement originally provided for a term expiring on March 31, 1996 and subsequently was extended until June 30, 1996. The Employment Agreement provided for salary at a rate of $54,000 per year.

     Effective as of December 15, 1995, the Company entered into an Option Agreement with Mr. Shoemaker pursuant to which Mr. Shoemaker granted the Company the option to purchase an aggregate of 2,000,000 shares of the Company's common stock held by Mr. Shoemaker at a total purchase price of $30,000. The original exercise period was to terminate on March 31, 1996 and subsequently was extended until June 28, 1996. The Company paid Mr. Shoemaker $2,500 for Mr. Shoemaker's granting of the option and an additional $2,500 for the extension of the option. The aggregate of $5,000 paid to Mr. Shoemaker was not refundable to the Company but was to be applied towards the aggregate $30,000 purchase price for the option shares. In connection with the Option Agreement, each of Mr. Shoemaker, Randall P. Marx, and Bruce Morosohk agreed not to dispose of any shares of Common Stock owned by any of them prior to December 31, 1997 without the prior written consent of the Company. If the Company gives any of these persons written consent to dispose of shares of Common Stock prior to December 31, 1997, each of the other persons has the right to dispose of the same number of shares as the party that received the written consent of the Company. In June 1996, the Company acquired 2,000,000 shares of its common stock from Mr. Shoemaker by paying the remainder of the $30,000 purchase price.

     Employment Agreement With Richard L. Anderson. Effective January 2, 1996, the Company entered into an employment agreement with Richard L. Anderson, the Vice President, Administration, and a director of the Company. This employment agreement is for a term of 24 months from the effective date and provides for payment of salary at the rate of $50,000 per year. Pursuant to the employment agreement, Mr. Anderson has agreed not to compete with the Company for a period of two years following his termination as an employee of the Company. In connection with the employment agreement, the Company has granted Mr. Anderson 350,000 shares of the Company's common stock and an option to purchase an additional 350,000 shares of the Company's common stock at an exercise price of $.05 per share, which options would terminate on the earlier to occur of January 4, 1998 or 90 days following the termination of Mr. Anderson's employment with the Company.

     Stock Purchase By Lloyd Anderson Marital Trust. The Lloyd Anderson Marital Trust B Dated June 21, 1990, for which Richard L. Anderson serves as trustee, purchased 500,000 shares of the Company's common stock for $25,000, or $.05 per share, in February 1995. Mr. Anderson is an officer and director of the Company.

Item 13.  Exhibits And Reports On Form 8-K
------------------------------------------

     (a) Financial Statements And Financial Statement Schedules.

         Index To Financial Statements And Financial Statement Schedules.

      Report Of Independent Public Accountants .......................    F-1
      ----------------------------------------

         Consolidated Balance Sheet At December 31, 1996 .............    F-2

         Consolidated Statements Of Income For The Years Ended
         December 31, 1996 and 1995 ..................................    F-3

         Consolidated Statements Of Changes In Stockholders' Equity
         For The Years Ended December 31,  1996 and 1995 .............    F-4

         Consolidated Statements Of Cash Flows For The Years Ended
         December 31, 1996 and 1995 ..................................F-5 - F-6

         Notes To Consolidated Financial Statements ..................F-7 - F-13

--------------------

         (a)(2)   Exhibits.

                                  EXHIBIT INDEX

Exhibit
Number                     Description                                 Page No.
------                     -----------                                 --------

  3.1a Articles Of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).

  3.1b Articles Of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to From S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D)

  3.1c Articles And Agreement Of Merger between the Company and Antennas America, Inc. a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33- 18854-D).

  3.2 Bylaws of the Company are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).

10.1a Industrial Lease dated April 20, 1989 between the Company and HK Buildings is incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).

10.1b Sublease Agreement dated May 8, 1995 between Coors Brewing Company and the Company.*

10.1c Industrial Lease dated April 20, 1995 between the Company and Five K Investments.

10.1d          Office  Lease  dated May 8, 1995  between  the Company and Five K
               Investments.

10.1e Industrial Lease dated December 12, 1995 between the Company and Five K Investments.

10.1f Industrial Lease dated April 29, 1996 between the Company and Five K Investments.

10.2 Employment Agreement dated as of January 1, 1995 between the Company and Randall P. Marx.*

10.3 Employment Agreement dated as of January 2, 1996 between the Company and Richard L. Anderson.*

10.4 Option Agreement dated as of December 12, 1995 between the Company and Kevin O. Shoemaker, as amended April 10, 1996.*

27.1           Financial Data Schedule

--------------

* Incorporated herein by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

  (b) Reports On Form 8-K. During the last quarter of the fiscal year ended December 31, 1996, the Company filed no reports on Form 8-K.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Antennas America, Inc.

We have audited the consolidated balance sheet of Antennas America, Inc. as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Antennas America, Inc. as of December 31, 1995, and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



                                         Winter, Scheifley & Associates, P.C.
                                         Certified Public Accountants

Englewood, Colorado
March 4, 1997

                             Antennas America, Inc.
                           Consolidated Balance Sheet
                                December 31, 1996

                                     ASSETS
Current assets:
  Cash                                          $        55,636
  Accounts receivable, trade                            166,411
  Inventories                                           195,849
  Prepaid expenses                                       33,473
                                                    -----------
      Total current assets                              451,369

Property and equipment, at cost, net of
  accumulated depreciation of $113,337                  169,984


Other assets:
  Deferred tax asset, non-current                       265,662
  Intangible assets net of accumulated
    amortization of $31,987                              33,105
  Deposits                                               24,112
                                                    -----------
                                                 $      944,232
                                                    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Notes payable                                  $      200,684
  Current portion of long-term debt                      23,800
  Accounts payable                                      188,965
  Accrued expenses                                       22,934
                                                    -----------
      Total current liabilities                         436,383

Long-term debt                                           43,283
Notes payable - officer                                 134,109

Commitments (Note 11)

Stockholders' equity:
 Common stock, $.0005 par value,
     250,000,000 shares authorized,
     73,189,422 shares issue and outstanding             36,595
 Additional paid-in capital                             801,039
 Common stock subscriptions                               3,500
 Accumulated deficit                                   (510,677)
                                                    -----------
      Total stockholders' equity                        330,457
                                                    -----------
                                                 $      944,232
                                                    ===========


See accompanying notes to consolidated financial statements.

                             Antennas America, Inc.
                        Consolidated Statements of Income
                 For The Years Ended December 31, 1996 and 1995

                                                    1996              1995
                                                   ------            ------
Sales, net                                    $   1,975,184     $   2,029,942

Cost of sales                                     1,223,287         1,164,026
                                                -----------       -----------
     Gross profit                                   751,897           865,916

Selling, general and administrative expenses        744,673           639,007
                                                -----------       -----------
     Income from operations                           7,224           226,909

Other income and (expense):
  Interest expense                                  (58,018)          (44,017)
  Loss on leasehold abandonment                        -               (1,677)
  Other income                                          917            19,401
                                                -----------       -----------
                                                    (57,101)          (26,293)
                                                -----------       -----------
     Net income before income taxes
       and extraordinary item                       (49,877)          200,616
Provision for income taxes (benefit)                (10,439)         (143,780)
                                                -----------       -----------
     Net income before extraordinary item           (39,438)          344,396
Extraordinary item:
   Gain from debt cancellation net of income
    taxes of $12,667 and $11,890 respectively        48,784            23,081
                                                -----------       -----------
     Net income                                $      9,346      $    367,477
                                                ===========       ===========

Earnings per share:
 Net income before extraordinary item          $      0.00       $       0.01
 Extraordinary item                                    -                  -
                                               -----------       ------------
 Net income                                    $      0.00       $       0.01
                                               ===========        ===========

 Weighted average shares outstanding            73,135,255         68,816,505
                                               ===========        ===========



See accompanying notes to consolidated financial statements.



                                                    Antennas America, Inc.
                                   Consolidated Statement of Changes in Stockholders' Equity
                                        For The Years Ended December 31, 1996 and 1995

                                                               Additional
                                 Common Stock                   Paid-in       Accumulated        Stock
                ACTIVITY            Shares          Amount      Capital        (Deficit)     Subscriptions      Total
                --------            ------          ------      -------        ---------     -------------      -----

Balance, December 31, 1994        61,514,422    $    30,757   $   499,653    $  (887,500)    $    35,000   $  (322,090)

Shares issued for:
  Subscriptions                    3,500,000          1,750        33,250                        (35,000)         -
  Cash                             6,125,000          3,063        83,187                                       86,250

Shares subscribed for cash                                                                        13,750        13,750

Net income for the year                                                          367,477                       367,477
                                 -----------    -----------   -----------    -----------     -----------   -----------
Balance, December 31, 1995        71,139,422         35,570       616,090       (520,023)         13,750       145,387

Shares issued for:
  Subscriptions                    1,375,000            687        13,063                        (13,750)         -
  Cash, net of $8,027 of costs     1,650,000            825       156,148                                      156,973
  Exercise of warrants             1,025,000            513        44,738                                       45,251

Shares reacquired and cancelled   (2,000,000)        (1,000)      (29,000)                                     (30,000)

Shares sbuscribed for services                                                                     3,500         3,500

Net income for the year                                                             9,346                        9,346
                                 -----------    -----------   -----------     -----------    -----------   -----------
Balance, December 31, 1996        73,189,422     $   36,595   $   801,039     $  (510,677)   $     3,500   $   330,457
                                 ===========    ===========   ===========     ===========    ===========   ===========



                            See accompanying notes to consolidated financial statements.

                                                      F-4

                             Antennas America, Inc.
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1996 and 1995

                                                         1996          1995
                                                        ------        ------
Net income                                           $    9,346     $  367,477
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         35,467         23,765
   Gain from debt cancellation                          (48,784)       (23,081)
   Interest added to note payable                        14,397           -
   Subscriptions for services                             3,500           -
   Abandonment of leasehold improvements                                 1,677
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          157,944       (136,230)
    (Increase) decrease in inventory                    (33,533)      (107,204)
    (Increase) decrease in deferred tax asset             2,228       (131,890)
    (Increase) decrease in prepaid expenses             (29,828)         2,416
    (Increase) decrease in other assets                  (2,037)       (16,726)
    Increase (decrease) in accounts payable and
        accrued expenses                                (94,490)        39,358
                                                     ----------     ----------
       Total adjustments                                  4,864       (347,915)
                                                     ----------     ----------
  Net cash provided by operating activities              14,210         19,562
                                                     ----------     ----------

Cash flows from investing activities:
   Patent acquisition costs                              (8,996)        (7,347)
   Acquisition of plant and equipment                   (89,689)       (74,429)
                                                     ----------     ----------
Net cash (used in) investing activities                 (98,685)       (81,776)
                                                     ----------     ----------

Cash flows from financing activities:
  Stock issued for cash                                 202,224         86,250
  Common stock subscriptions                               -            13,750
  Cost of share cancellation                            (30,000)          -
  Repayment of officer loans                            (14,745)        (9,682)
  Proceeds of new borrowing                              36,000           -
  Repayment of notes payable                            (69,279)       (19,219)
                                                     ----------     ----------
  Net cash provided by (used in)
   financing activities                                 124,200         71,099
                                                     ----------     ----------

Increase (decrease) in cash                              39,725          8,885
Cash and cash equivalents,
 beginning of period                                     15,911          7,026
                                                     ----------     ----------
Cash and cash equivalents,
 end of period                                      $    55,636     $   15,911
                                                    ===========     ==========





          See accompanying notes to consolidated financial statements.

                             Antennas America, Inc.
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1996 and 1995
                                   (Continued)
                                                       1996            1995
                                                      ------          ------
Supplemental cash flow information:
   Cash paid for interest                           $   62,290     $    34,652
   Cash paid for income taxes                       $     -        $      -

Non-cash investing and financing activities:
   Conversion of accounts payable to notes payable  $     -        $   145,059
   Abandonment of leasehold improvements            $     -        $     1,677





          See accompanying notes to consolidated financial statements.

                             Antennas America, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1996


Note 1.  Organization and summary of significant accounting policies

  Organization
The Company was incorporated in Colorado on September 6, 1988 and was reorganized as a Utah corporation on April 12, 1989. The Company is engaged in the business of manufacture and sale of antennas used for various purposes. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Antennas America Distributing Company. All significant inter-company items have been eliminated.

  Inventory
Inventory, which consists primarily of raw materials, is valued at the lower of cost or market on a first-in, first-out basis. Inventories are reviewed annually and items considered to be slow-moving or obsolete are reduced to estimated net realizable value. Adjustments to reduce inventories to net realizable value have not been significant.

  Property and equipment
Property and equipment are stated at cost. Depreciation is provided for using the straight line method over estimated useful lives of five to seven years. Depreciation expense amounted to $28,070 and $18,474 respectively during the years ended December 31, 1996 and 1995.

  Patent costs
Patent costs are stated at cost and are amortized over ten years using the straight-line method. Amortization expense amounted to $7,397 and $5,291 for the years ended December 31, 1996 and 1995.

  Research and development
Research and development costs are charged to expense as incurred. Such costs were not material for the years ended December 31, 1996 and 1995.

  Revenue
Revenue is recorded when goods are shipped. Sales returns and allowances are recorded after returned goods are received and inspected. The Company has several major customers who incorporate its products into other manufactured goods and returns therefrom have not been significant. The Company expects to begin sales of consumer goods in 1997 and plans to provide currently for estimated product returns arising therefrom.

  Income taxes
The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes.

                             Antennas America, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1996


Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally accelerated depreciation for income tax purposes. Such amounts have not been significant.

  Cash
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Earnings per share
Earnings per share is computed using the weighted average number of shares outstanding during the period.

  Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

The Company has several major customers, (see Note 9) the loss of any one of which could have a material negative impact upon the Company. Additionally, the Company maintains a line of credit and a significant portion of its long-term debt with one financial institution. The maintenance of a satisfactory relationship with this institution is of significant importance to the Company. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

  Estimates
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. For the years ended December 31, 1996 and 1995 the Company made estimates of the future utilization of its net operating loss carryforward. These estimates increased net income for the year ended December 31, 1995 by $130,000, and account for the deferred tax asset of $231,233 at the balance sheet date.

  Advertising costs
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $39,713 and $18,532 in 1996 and 1995, respectively.

                             Antennas America, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1996

  Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 5 pro forma disclosures of the effect on net income and earnings per share as if the fair value- based method prescribed by FAS 123 had been applied in measuring compensation expense.


Note 2.  Accounts Receivable

Effective in 1992, the Company began factoring certain of its accounts receivable. The factor requires a 20% reserve upon its payment to the Company. Until the receivable is collected, the Company is charged 0.17% of the receivable per day that it remains uncollected. The reserve is held by the factor until the related receivable is collected at which time it is returned to the Company net of the fee. The receivables are purchased by the factor without recourse to the Company and the maximum charge to the Company is the 20% reserve for any receivable not collected. To date, the Company has experienced no material charges in excess of the initial month's fee of 5%. The Company has charged $44,977 and $26,189 related to factor fees to operations during 1996, and 1995, and has included $19,506 in accounts receivable related to the 20% reserve at December 31, 1996


Note 3.  Notes payable and long-term debt

Notes payable at December 31, 1996 consist of uncollateralized obligations to individuals and vendors as follows:

   Amount due vendor with interest at 8% per annum
    due on January 31, 1998                               $100,363
   Amount due vendor with interest at 10% per annum
    due on January 2, 1997                                $ 79,795

   Amount due individual without interest
    due on demand                                           19,907
   Other                                                       619
                                                          --------
                                                          $200,684

Long term debt consists of the following:

Note payable to an individual for prior salary
 and expenses due in monthly installments of
 $1,000 without interest                                 $  40,164

                             Antennas America, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1996


Note payable for equipment purchase, due in
 monthly installments of $1,161 including
 interest at 9.5% per annum                                 26,919
                                                          --------
                                                            67,083
Less Current portion                                        23,800
                                                          --------
                                                          $ 43,283

Maturities of long-term debt are as follows: 1997 - $23,800, 1998 - $25,000, 1999 - $14,350, 2000 - $3,933.

Note 4.  Notes payable, officers

Notes payable to officers includes unpaid advances and salary accruals due to two of the Company's officers including Randall P. Marx, the chief executive officer, (see Note 8) who accounts for approximately 73% of the balance owed. The advances accrue no interest and are not expected to be repaid in the forthcoming year.


Note 5.  Stockholders' equity

During July 1993 the Company began a private placement of units consisting of one share of restricted common stock and a warrant to purchase an additional share of restricted common stock to a limited group of investors. During the year ended December 31, 1995, the Company received $41,250 and issued 3,625,000 common shares related to the warrants exercised in connection with the 1993 private placement. Additionally, the Company sold 2,500,000 shares of common stock to two individuals for cash of $45,000 and accepted $13,750 from three others for the future issuance of 1,375,000 shares.

Effective January 1996, the Company authorized a stock bonus to one of its officers for 350,000 shares of restricted common stock having a fair value of $3,500. Additionally, the Company granted the officer an option to purchase 350,000 additional shares of restricted common stock at $.05 per share for a two year period. The weighted average fair value at the date of grant for options granted during 1996 was $.00 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

Market value              $.01
Expected life                2
Interest rate             5.15%
Volatility                 .25%
Dividend yield            0.00%

No stock based compensation costs would be recorded by the Company as a result of the foregoing.

                             Antennas America, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1996

During June and July of 1996, the Company sold 1,650,000 shares of its restricted common stock to three individuals for cash aggregating $156,973 net of associated costs of $8,027. Additionally during the year the Company issued
1,375,0000 shares subscribed in the prior year and issued 1,025,000 shares pursuant to option agreements entered into in prior years.
 Proceeds to the Company for the option shares amounted to $45,250 or $.044 per share. During June 1996 the Company purchased from an officer and retired 2,000,000 shares of restricted common stock for $30,000 or $.015 per share.


Note 6.  Income taxes

The Company has not recorded a liability for federal income taxes payable currently or deferred to future periods due to the existence of substantial net operating loss carryforward amounts available to offset taxable income.

A reconciliation of federal income taxes computed by multiplying pre tax net income by the statutory rate of 34% to the provision for income taxes is as follows at December 31, 1996 and 1995:

                                            1996        1995
                                            ----        ----
  Tax computed at statutory rate          $  3,935    $ 80,100
  Utilization of net operating
  loss carryforward:
    Current usage                             -        (80,100)
    Estimated future usage                    -       (131,890)
  State income tax                             579        -
  Surtax exemption                          (2,286)       -
                                          --------    --------
  Provision for income taxes (benefit)   $   2,228   $(131,890)

The Company has a net operating loss carryforward of approximately $755,900 that will expire in years beginning in 2004 as follows:

                    2004             $ 252,300
                    2005               336,000
                    2006               188,000
                                     ---------
                                     $ 776,300

The Company has determined that the likelihood of continued profitability for the year ended December 31, 1997 and beyond is reasonably possible and has recorded the benefit of the carryforward ($265,662) as provided for in FAS-109. The determination of the current portion of the deferred tax asset is based upon the Company's estimate of the expected utilization of the operating loss carryforward during the 1997 fiscal year (if any).

                             Antennas America, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1996


Note 7.  Legal proceedings

The Company is involved in a dispute with a former consultant regarding claimed fees for services in excess of $50,000. The consultant has threatened to file a lawsuit to attempt collection of the claimed amount. The Company is attempting to negotiate a settlement of this matter for a reduced amount and it believes that such settlement will not have a material adverse effect on its financial statements.


Note 8.  Related party transactions

As of April 30, 1991, the Company's chief executive officer, Randall P. Marx, and the Company agreed that Mr. Marx would form Antennas America Distributing Company (AAD), a Colorado corporation, to acquire the rights to manufacture and sell the Company's line of Cellular Decal antennas. Sales revenues received by AAD were to be allocated as follows: (i) payment to AAD of all of AAD's expenses, including manufacturing, distribution and operating expenses; and (ii) the remainder to Mr. Marx to repay indebtedness to Mr. Marx as described in Note
4. The agreement with AAD provided for termination at such time as AAD had repaid $127,000 of the Company's indebtedness to Mr. Marx under the terms of the agreement with Mr. Marx or at such time as the Company had repaid Mr. Marx $63,000 of the Company's indebtedness to Mr. Marx from sources other than revenues from the agreement with AAD and in either case, had repaid to AAD all costs and expenses incurred to that date.

Effective January 1, 1995, Mr. Marx contributed 100% of the stock of AAD to the Company. The net assets of AAD at that date were $1,266, which amount was credited to additional paid in capital of the Company. The liabilities of AAD at December 31, 1994 included $30,000 of advances made to AAD by Mr. Marx of which $25,000 was repaid during the year ended December 31, 1995. The foregoing financial statements at and for the year ended December 31, 1996 and 1995 include the accounts of AAD.


Note 9.  Sales to major customers

The Company made sales in excess of 10% of its net sales to unrelated parties for the year ended December 31, 1995 to three companies aggregating $1,527,754 (75%) and in 1996 to one company aggregating $1,126,312 (57%). Additionally, the Company had open uncollateralized accounts receivable from these customers aggregating $210,631 and $87,295 at December 31, 1995 and 1996, respectively.

                             Antennas America, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1996


Note 10.  Gain from debt extinguishment

During the year ended December 31, 1995 the Company settled an aggregate of $35,199 of outstanding trade accounts payable, accrued commissions, salary and expenses for cash payments of $ 228. Additionally during the year ended December 31, 1996 the Company settled an aggregate of $61,451 of outstanding trade accounts payable, salary and expenses without expenditure.

Note 11. Commitments

Operating leases

The Company leases its facilities under operating leases through May 15, 1998. Minimum future rentals payable under the leases are as follows:

                        Year                Amount
                        ----                ------
                        1997               $148,376
                        1998                 56,218
                        1999                 12,000
                                           --------
                                           $216,594

Additionally, the Company rents certain equipment pursuant to short-term leasing arrangements.

Rent expense amounted to $57,315 and $173,763 for the years ended December 31, 1995 and 1996, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ANTENNAS AMERICA, INC.


Date:  April 15, 1997                       By:  /s/  Randall P. Marx
      -------------------------                -------------------------------
                                               Randall P. Marx, Chief Executive
                                               Officer and Principal Financial
                                               Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 1997                      /s/  Richard L. Anderson
       ----------------------              -------------------------------------
                                           Richard L. Anderson, Director

Date:
       ----------------------              -------------------------------------
                                           Sigmund A. Balaban, Director

Date:  April 15, 1997                      /s/  Randall P. Marx
       ----------------------              -------------------------------------
                                           Randall P. Marx, Director

Date:  April 15, 1997                      /s/  Bruce Morosohk
      -----------------------              -------------------------------------
                                           Bruce Morosohk, Director

Date:  April 15, 1997                      /s/  Kevin O. Shoemaker
       ----------------------              -------------------------------------
                                           Kevin O. Shoemaker, Director

Date:
      -----------------------              -------------------------------------
                                           James H. Shook, Director

                                  EXHIBIT INDEX

Exhibit
Number                     Description                                 Page No.
------                     -----------                                 --------

  3.1a Articles Of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).

  3.1b Articles Of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to From S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D)

  3.1c Articles And Agreement Of Merger between the Company and Antennas America, Inc. a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33- 18854-D).

  3.2 Bylaws of the Company are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).

10.1a Industrial Lease dated April 20, 1989 between the Company and HK Buildings is incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).

10.1b Sublease Agreement dated May 8, 1995 between Coors Brewing Company and the Company.*

10.1c Industrial Lease dated April 20, 1995 between the Company and Five K Investments.

10.1d          Office  Lease  dated May 8, 1995  between  the Company and Five K
               Investments.

10.1e Industrial Lease dated December 12, 1995 between the Company and Five K Investments.

10.1f Industrial Lease dated April 29, 1996 between the Company and Five K Investments.

10.2 Employment Agreement dated as of January 1, 1995 between the Company and Randall P. Marx.*

10.3 Employment Agreement dated as of January 2, 1996 between the Company and Richard L. Anderson.*

10.4 Option Agreement dated as of December 12, 1995 between the Company and Kevin O. Shoemaker, as amended April 10, 1996.*

27.1           Financial Data Schedule

--------------

* Incorporated herein by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1995.