Form 10QSB
period 1997-03-31
ANTENNAS AMERICA INC
filed 1997-05-15
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1997.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from __________ to __________

         Commission file number 0-18122

                         ANTENNAS AMERICA, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Utah                                            87-0454148
 -------------------------------                         ------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                           Identification No.)


4860 Robb Street, Suite 101,
Wheat Ridge, Colorado                                          80033
----------------------------                                  -------
                                                             (Zip Code)


                                 (303) 421-4063
                 ----------------------------------------------
                (Issuer's telephone number, including area code)




               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------      -------

As of March 24, 1997 the Registrant had outstanding 73,539,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1997

                                TABLE OF CONTENTS
                                -----------------

                                                                      Page No.
                                                                      --------

Part I

Item 1.  Financial Statements

         Balance Sheet as of March 31, 1997 ...........................   3

         Statements of Operations for the Three Months Ended
              March 31, 1997 and 1996 .................................   4

         Statements of Cash Flows for the Three Months Ended
              March 31, 1997 and 1996 .................................   5

         Note to Financial Statements .................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................  7-8

Part II

Item 6.  Exhibits and Reports on Form 8-K .............................    9

                             ANTENNAS AMERICA, INC.
                                  BALANCE SHEET
                       FOR THE PERIOD ENDED MARCH 31, 1997

                                     ASSETS
                                     ------
                                                                      3/31/97
                                                                    -----------
Current Assets:
         Cash                                                       $    10,611
         Accounts Receivable                                        $   228,997
         Inventories                                                $   218,420
         Prepaid Expenses                                           $    56,810
         Tax Asset (NOL)                                            $   248,178
                                                                    -----------
                                                                    $   763,016

         Property & Equipment net of
           accumulated depreciation                                 $   184,197

         Other assets:
           Intangible assets net of
            accumulated amortization                                $    44,504
         Deposits                                                   $    24,112
                                                                    -----------
                  Total Assets                                      $ 1,015,829

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Notes Payable                                              $   238,364
         Accounts Payable-Trade                                     $   245,911
         Other accrued liabilities                                  $    16,261
         Customer deposits                                          $     9,137
                                                                    -----------
                  Total current liabilities                         $   509,673

         Notes payable, officers                                    $   141,760

Shareholders' Equity
         Common stock, .0005 par value,
           250,000,000 shares authorized
           73,539,422 shares issued and
           outstanding                                              $    36,595
         Paid in capital                                            $   801,039
         Subscriptions to common stock                              $     3,500
         Retained earnings (deficit)                                ($  476,738)
                                                                    -----------
                  Total Equity                                      $   364,396

         Total Liabilities and Equity                               $ 1,015,829

                             ANTENNAS AMERICA, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                  3/31/97             3/31/96
                                               ------------        ------------
Sales, Net                                     $    615,376        $    517,406

Cost of Sales                                  $    322,029        $    295,910
                                               ------------        ------------
Gross Profit                                   $    293,347        $    221,496

Selling, general and
  administrative expenses                      $    227,027        $    178,951
                                               ------------        ------------

         Income (loss) from
         operations                            $     66,320        $     42,545
                                               ------------        ------------


Other income and (expense):
  Gain from debt cancellation                   $         0         $       781
  Interest expense                             ($    14,898)       ($    17,539)
                                               ------------        ------------


  Net income (loss)
    before income taxes                        $     51,422        $     25,787
                                               ------------        ------------

Income tax                                     $     17,483        $      8,768
                                               ------------        ------------

Net income (loss)                              $     33,939        $     17,019
                                               ------------        ------------


Average shares outstanding                       73,539,422          71,139,422

                                  Antennas America, Inc.
                         Consolidated Statements of Cash Flows
                    For The Three Months Ended March 31, 1997 and 1996
                                      (Unaudited)

                                                            1997               1996
                                                          --------          --------

Net income                                                $ 33,939          $ 17,019
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                              8,400             8,400
  Gain from debt cancellation                                    0               781
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable               (62,586)           24,586
  (Increase) decrease in inventory                         (22,571)          (15,079)
  (Increase) decrease in deferred tax asset                 17,483             8,768
  (Increase) decrease in prepaid expenses                  (23,337)           (7,814)
  (Increase) decrease in other assets                            0            (4,135)
  Increase (decrease) in accounts payable and
     accrued expenses                                       34,376           (13,784)
  Increase (decrease) in customer deposits                       0             7,004
                                                          --------          --------
    Total adjustments                                      (48,235)            8,767
                                                          --------          --------

Net cash provided by (used in) operating activities        (14,296)           25,786
                                                          --------          --------


Cash flows from investing activities:
  Patent acquisition costs                                  (3,762)           (3,093)
  Acquisition of property and equipment                    (30,251)           (9,368)
                                                          --------          --------
Net cash (used in) investing activities                    (34,013)          (12,461)
                                                          --------          --------


Cash flows from financing activities:
  Common stock subscriptions                                     0               250
  Increase in officer loans                                  7,651                 0
  Repayment of officer loans                                     0           (18,396)
  Proceeds from note payable                                     0            36,000
  Repayment of notes payable                                (4,368)          (13,357)
                                                          --------          --------

Net cash provided by financing activities                    3,283             4,497
                                                          --------          --------


Increase in cash                                           (45,026)           17,822


Cash, beginning of period                                   55,636            15,911
                                                          --------          --------


Cash, end of period                                       $ 10,610          $ 33,733
                                                          --------          --------

                  See accompanying note to financial statements


                                        5

                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                 March 31, 1997


     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

                             ANTENNAS AMERICA, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       For the period ended March 31, 1997

                              RESULTS OF OPERATIONS
                              ---------------------

     The Company's net income for the three months ended March 31, 1997 was $33,939 which is an increase of 99% as compared with $17,019 for the three months ended March 31, 1996. Income from operations was $66,320 for the three months ended March 31, 1997 as compared to $42,545 for the three month period ended March 31, 1996 due to an increase in sales of 19%, from $517,406 to $615,376, which consisted primarily of increased sales to Lojack Corporation and of shipments of the Company's new Freedom and Walldo VHF/UHF antennas.

     Primarily as a result of the increased sales, gross profit for the first quarter increased 32% as compared to the same period last year. The gross profit margin (gross profit divided by net sales) for the three months ended March 31, 1997 improved to 48% as compared to 42% for the same period last year. Selling, general and administrative expenses increased by $48,076 or 27% as compared to the same period in 1996 due primarily to increased marketing, advertising and personnel expenses to introduce the new Freedom and Walldo antennas.

                               FINANCIAL CONDITION

     Compared to December 31, 1996 the Company's total assets as of March 31, 1997 increased $71,597 to $1,015,829 due primarily to the increase in accounts receivable. Liabilities increased $37,658 to $732,433 from the same date. Stockholders' equity improved $33,939 to $364,396 as compared to December 31, 1996. The improvement is a result of the net operating income realized by the Company for the period.

     As of March 31, 1997, the Company continues to operate on a positive cash flow basis from its operations. However, due to the necessary increased spending associated with the development and manufacturing related to the Company's new products, it is the opinion of management that either debt financing and/or additional equity funding will be needed to expand the Company's operations as desired. Based on the anticipated growth in sales of its new Freedom and Walldo antennas, and its Phased Array antennas, the Company is considering acquiring additional machinery and equipment to help improve the overall efficiency of its production line.

     Management remains confident, as evidenced by the increase in sales in the first quarter compared to the same period last year, that the Company will experience a steady increase in sales and operating income in 1997.

     This  report  contains  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable it can give no assurance that such expectations and assumptions will prove to have been correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, such as demand for products, manufacturing costs, and competition, that could cause actual results to differ materially from the Company's expectations.

                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits And Reports On Form 8-K

          (a)      Exhibits.

                   None

          (b)      Reports on Form 8-K.

                   No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANTENNAS AMERICA, INC.


Date:    May 14, 1997                       By: /s/  RANDALL P.MARX
                                               ---------------------------------
                                               Randall P. Marx
                                               Chief Executive Officer
                                               and Principal Financial Officer