Form 10QSB
period 1997-06-30
ANTENNAS AMERICA INC
filed 1997-08-13
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from __________ to __________

         Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Utah                                   87-0454148
        ------------------------------                ------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


4860 Robb Street, Suite 101,
Wheat Ridge, Colorado                                      80033
-----------------------------                             ---------
                                                         (Zip Code)


                                 (303) 421-4063
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----     -----

As of June 30, 1997 the Registrant had outstanding 75,189,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                      Page No.

Part I

Item 1.  Financial Statements

         Balance Sheet as of June 30,1997 ..........................      3

         Statements of Operations for the Three and
         Six Months Ended June 30, 1997 and 1996 ...................      4

         Statements of Cash Flows for the Six Months
         Ended June 30, 1997 and 1996 ..............................      5

         Note to Financial Statements ..............................      6


Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition .....................      7

         Forward Looking Statements ................................      8


Part II

Item 6.  Exhibits and Reports on Form 8-K ...........................     9

                             ANTENNAS AMERICA, INC.
                                  BALANCE SHEET
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                    ASSETS                             6/30/97
                                    ------                             -------

Current Assets:
         Cash                                                       $    33,744
         Accounts Receivable                                        $   414,191
         Inventories                                                $   277,329
         Prepaid Expenses                                           $    46,561
         Tax Asset (NOL)                                            $   228,733
                                                                    -----------
                                                                    $ 1,000,558

         Machinery & Equipment net of
           accumulated depreciation                                 $   226,633

         Other assets:
           Intangible assets net of
           accumulated amortization                                 $    34,537
         Deposits                                                   $    24,362
                                                                    -----------
                  Total Assets                                      $ 1,286,090

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Loan Account                                               $   251,395
         Notes Payable                                              $   234,456
         Accounts Payable-Trade                                     $   214,152
         Other accrued liabilities                                  $    18,836
         Customer deposits                                          $     8,845
                                                                    -----------
                  Total current liabilities                         $   727,684

         Notes payable, officers                                    $   141,260

Shareholders' Equity
         Common stock, $.0005 par value,
           250,000,000 shares authorized,
           75,189,422 shares issued and
           outstanding                                              $    36,595
         Paid in capital                                            $   801,039
         Subscriptions to common stock                              $    18,500
         Retained earnings (deficit)                                ($  438,988)
                                                                    -----------
                  Total Equity                                      $   417,146

         Total Liabilities and Equity                               $ 1,286,090

                                                       ANTENNAS AMERICA, INC.
                                                      STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     SIX MONTHS ENDED                     THREE MONTHS ENDED
                                            --------------------------------        --------------------------------
                                               6/30/97             6/30/96             6/30/97            6/30/96
                                            ------------        ------------        ------------        ------------

Sales, Net                                  $  1,359,982        $    962,947        $    744,606        $    445,541

Cost of Sales                               $    699,103        $    575,544        $    401,787        $    279,635
                                            ------------        ------------        ------------        ------------
Gross Profit                                $    660,879        $    387,403        $    342,819        $    165,906
Selling, general and
  administrative expenses                   $    518,389        $    365,969        $    266,649        $    187,018
                                            ------------        ------------        ------------        ------------

         Income (loss) from operations      $    142,490        $     21,434        $     76,170        ($    21,112)
                                            ------------        ------------        ------------        ------------

Other income and (expense):
  Misc. Income                              $          0        $        781        $          0        $          0
  Gain from debt cancellation               $          0        $     42,527        $          0        $     42,527
  Interest expense                          ($    33,873)       ($    32,667)       ($    18,975)       ($    15,128)

  Net income
     before income taxes                    $    108,617        $     32,075        $     57,195        $      6,287
                                            ------------        ------------        ------------        ------------

Income tax                                  $     36,929        $     10,906        $     19,446        $      2,138
                                            ------------        ------------        ------------        ------------

Net income                                  $     71,688        $     21,169        $     37,749        $      4,149
                                            ------------        ------------        ------------        ------------

Average shares outstanding                    75,189,422          70,939,422          75,189,422          70,939,422
                                            ------------        ------------        ------------        ------------

                                                                  4



                                              Antennas America, Inc.
                                       Consolidated Statements of Cash Flows
                                  For The Six Months Ended June 30, 1997 and 1996
                                                    (Unaudited)


                                                               1997                     1996
                                                            ---------                ---------
Net income                                                  $  71,687                $  23,307
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                16,800                   17,509
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                 (247,780)                  13,620
  (Increase) decrease in inventory                            (81,480)                 (42,112)
  (Increase) decrease in deferred tax asset                    36,929                    8,768
  (Increase) decrease in prepaid expenses                      (3,505)                 (12,674)
  (Increase) decrease in other assets                          (9,833)                  (2,037)
  Increase (decrease) in accounts payable and
     accrued expenses                                           8,778                   (3,862)
  Increase (decrease) in customer deposits                          0                   24,432
                                                            ---------                ---------
    Total adjustments                                        (280,091)                   3,644
                                                            ---------                ---------


Net cash provided by (used in) operating activities          (208,404)                  26,951
                                                            ---------                ---------


Cash flows from investing activities:
  Patent acquisition costs                                     (7,981)                 (18,074)
  Acquisition of plant and equipment                          (66,899)                 (45,150)
                                                            ---------                ---------
Net cash (used in) investing activities                       (74,880)                 (63,224)
                                                            ---------                ---------


Cash flows from financing activities:
  Common stock subscriptions                                   15,000                  125,250
  Increase in officer loans                                     7,151                        0
  Repayment of officer loans                                        0                  (20,192)
  Proceeds from note payable                                  272,551                   36,000
  Purchase of officer's stock                                       0                  (30,000)
  Repayment of notes payable                                  (33,311)                 (67,735)
                                                            ---------                ---------


Net cash provided by financing activities                     261,391                   43,323
                                                            ---------                ---------


Increase in cash                                              (21,893)                   7,050


Cash, beginning of period                                      55,636                   15,911
                                                            ---------                ---------


Cash, end of period                                         $  33,743                $  22,961
                                                            ---------                ---------




                          See accompanying note to financial statements.




                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                  June 30, 1997



In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company, as of June 30, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-KSB.

                             ANTENNAS AMERICA, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                        For the period ended June 30,1997

                              RESULTS OF OPERATIONS
                              ---------------------

     The Company's net income for the three and six months ended June 30, 1997 was $37,749 and $71,688 respectively as compared with $4,149 and $21,169 for the three and six months ended June 30, 1996, which is an increase of 810% as compared with the three month period ended June 30, 1996 and an increase of 239% as compared with the six month period ended June 30, 1996. The net income for the six month period ended June 30, 1997 did not include any gain from debt cancellation as compared to the $42,527 gain from debt cancellation for the six month period ended June 30, 1996.

Income (loss) from operations was $76,170 and $142,490, respectively for the three and six month periods ended June 30, 1997 as compared to ($21,112) and $21,434, respectively for the three and six month periods ended June 30, 1996. Sales were $744,606 and $1,359,982, respectively for the three and six month periods ended June 30, 1997 as compared to $445,541 and $962,947, respectively for the three and six month periods ended June 30, 1996. The increases are due primarily to the sales of the Company's Freedom(TM) and Walldo(TM) VHF/UHF antennas.

Gross profit margin (gross profit divided by net sales) for the three months and six months ended June 30, 1997 increased 9% and 8%, respectively as compared to the three and six months ended June 30, 1996. This increase is primarily attributable to the improvement in the Company's production efficiency in general.

                               FINANCIAL CONDITION
                               -------------------

     Compared to December 31, 1996 the Company's total assets as of June 30, 1997 increased $341, 858 to $1,286,090, due primarily to the increase in sales, accounts receivable and inventory. Liabilities increased from $613,775 to $868,944, due primarily to the use of the new Norwest Business Credit facility. Shareholders' equity improved from $330,457 to $417,146, which is primarily the result of the net operating income by the Company for the period.

     As of June 30, 1997 the Company continues to operate on a positive cash flow basis from its operations. The Company intends to take advantage of its recently acquired $500,000 line of credit with Norwest Business Credit, Inc. in order to better manage the anticipated growth in sales of the new Freedom(TM) and Walldo(TM) antennas and its Phased Array antennas.

Management believes that the Company will continue to experience a steady increase in sales in 1997, due in part to the Company being better able to market its Freedom(TM) Antenna because of the recently announced licensing that has been granted to the Company by DIRECTV(R) to use its DSS(R) trademark on the Freedom(TM) Antenna.

                           FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward looking statements and the assumptions upon which the forward looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, such as demand for products, manufacturing costs, and competition, that could cause actual results to differ materially from the Company's expectations.

PART II - OTHER INFORMATION


ITEM 6.           Exhibits And Reports On Form 8-K
                  --------------------------------

                  (a)      Exhibits.

                           None

                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                           One report on Form 8-K was filed by the Registrant July 14, 1997. It reported the press release announcing a $500,000 credit facility with Norwest Business Credit, Inc., a subsidiary of Norwest Bank.

                           Another report on Form 8-K was filed July 18, 1997 reporting the press release announcing the Company being licensed by DIRECTV(R), a division of Hughes Electronics Corporation, to use the DSS(R) trademark on the Company's new FREEDOM(TM) Antenna system

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANTENNAS AMERICA, INC.


Date:    August 11, 1997                     By:  /s/  RANDALL P. MARX
                --                               ------------------------------
                                                 Randall P. Marx
                                                 Chief Executive Officer
                                                 and Principal Financial Officer