Form 10QSB
period 1997-09-30
ANTENNAS AMERICA INC
filed 1997-11-13
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from           to
                                       -----------  ----------

         Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Utah                                             87-0454148
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization                                           No.)


4860 Robb Street, Suite 101,
Wheat Ridge, Colorado                                           80033
-------------------------------                  -------------------------------
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

As of September 30, 1997 the Registrant had outstanding 73,189,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes       No  X
   -----    -----

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS
                                -----------------

                                                                      Page No.

Part I

Item 1.  Financial Statements

         Balance Sheet as of September 30,1997                              3

         Statements of Operations for the Three and Nine
           Months Ended September 30, 1997 and 1996                         4

         Statements of Cash Flows for the Nine Months
           Ended September 30, 1997 and 1996                                5

         Note to Financial Statements                                       6


Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                        7 - 8

         Forward Looking Statements                                         9


Part II

Item 6.  Exhibits and Reports on Form 8-K                                  10

                             ANTENNAS AMERICA, INC.
                                  BALANCE SHEET
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                 ASSETS                         9/30/97
                                 ------                         -------

Current Assets:
         Cash                                                 $    36,195
         Accounts Receivable                                  $   344,850
         Inventories                                          $   306,617
         Prepaid Expenses                                     $    36,070
         Tax Asset (NOL)                                      $   221,212
                                                              -----------
                                                              $   944,944

         Machinery & Equipment net of
           accumulated depreciation                           $   313,035

         Other assets:
           Intangible assets net of
           accumulated amortization                           $    42,480
         Deposits                                             $    14,362
                                                              -----------
                  Total Assets                                $ 1,314,821

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Loan Account                                         $   202,490
         Notes Payable                                        $   226,309
         Accounts Payable-Trade                               $   300,156
         Other accrued liabilities                            $    17,610
         Customer deposits                                    $     3,613
                                                              -----------
                  Total current liabilities                   $   750,178

         Notes payable, officers                              $   132,896
                                                              -----------
                  Total liabilities                           $   883,074

Shareholders' Equity
         Common stock, $.0005 par value,
           250,000,000 shares authorized,
           73,189,422 shares issued and
           outstanding.                                       $    36,595
         Paid in capital                                      $   801,039
         Subscriptions to common stock                        $    18,500
         Retained earnings (deficit)                         ($   424,387)
                                                              -----------
                  Total Equity                                $   431,747

         Total Liabilities and Equity                         $ 1,314,821



                                             ANTENNAS AMERICA, INC.
                                            STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                        NINE MONTHS ENDED                         THREE MONTHS ENDED
                                        -----------------------------------------------------------------------

                                        9/30/97             9/30/96             9/30/97             9/30/96
                                        -------             -------             -------             -------

Sales, Net                              $ 2,055,582         $ 1,496,055         $   695,600         $   533,108

Cost of Sales                           $ 1,112,106         $   873,818         $   383,584         $   307,588
                                        -----------         -----------         -----------         -----------
Gross Profit                            $   943,476         $   622,237         $   312,016         $   225,520
Selling, General and
 Administrative Expenses                $   763,309         $   589,271         $   274,339         $   213,988
                                        -----------         -----------         -----------         -----------

         Income from Operations         $   180,167         $    32,966         $    37,677         $    11,532
                                        -----------         -----------         -----------         -----------

Other Income and (Expense):
  Misc. Income                          $         0         $       807         $         0         $        26
  Gain from Debt Cancellation           $         0         $    49,118         $         0         $     6,591
  Interest Expense                     ($    49,429)       ($    42,515)       ($    15,555)       ($     9,848)

  Net Income
     before Income Taxes                $   130,738         $    40,376         $    22,122         $     8,301
                                        -----------         -----------         -----------         -----------

Income Tax                              $    44,450         $    13,728         $     7,521         $     2,822
                                        -----------         -----------         -----------         -----------

Net Income                              $    86,288         $    26,648         $    14,601         $     5,479
                                        -----------         -----------         -----------         -----------

Average Shares Outstanding               73,189,422          72,539,422          73,189,422          72,539,422
                                        -----------         -----------         -----------         -----------

                                                               4



                             Antennas America, Inc.
                      Consolidated Statements of Cash Flows
              For The Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                            1997         1996
                                                         ---------    ---------
Net income                                               $  86,288    $  26,648
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                             25,200       28,309
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable              (178,439)     (11,832)
  (Increase) decrease in inventory                        (110,769)     (46,985)
  (Increase) decrease in deferred tax asset                 44,450       13,728
  (Increase) decrease in prepaid expenses                    3,127      (19,570)
  (Increase) decrease in other assets                        4,026       (2,037)
  Increase (decrease) in accounts payable and
     accrued expenses                                       87,529      (15,824)
  Increase (decrease) in customer deposits                   3,613       22,593
                                                         ---------    ---------
    Total adjustments                                     (121,263)     (31,618)
                                                         ---------    ---------


Net cash provided by (used in) operating activities        (34,975)      (4,970)
                                                         ---------    ---------


Cash flows from investing activities:
  Patent acquisition costs                                  (4,228)      (8,108)
  Acquisition of plant and equipment                      (173,398)     (78,118)
                                                         ---------    ---------
Net cash (used in) investing activities                   (177,626)     (86,226)
                                                         ---------    ---------


Cash flows from financing activities:
  Common stock subscriptions                                15,000      210,250
  Repayment of officer loans                               (42,671)     (24,488)
  Purchase of officer's stock                                    0      (34,605)
  Proceeds from note payable                               272,551       36,000
  Repayment of notes payable                               (51,720)     (84,985)
                                                         ---------    ---------


Net cash provided by financing activities                  193,160      102,172
                                                         ---------    ---------


Increase in cash                                           (19,441)      10,976


Cash, beginning of period                                   55,636       15,911
                                                         ---------    ---------


Cash, end of period                                      $  36,195    $  26,887
                                                         ---------    ---------




                 See accompanying note to financial statements.

                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                               September 30, 1997



In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company, as of September 30, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

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

                     For the period ended September 30,1997

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net income for the three and nine months ended September 30, 1997 was $14,601 and $86,288,respectively,as compared with $5,479 and $26,648 ended September 30, 1996. The net income for the nine month period ended September 30, 1997 did not include any gain from debt cancellation as compared to the $49,118 gain from debt cancellation for the nine month period ended September 30, 1996.

Income from operations was $37,677 and $180,167, respectively, for the three and nine month periods ended September 30, 1997 as compared with $11,532 and $32,966, respectively for three and nine month periods ended September 30, 1996. Sales were $695,600 and $2,055,582, respectively, for the three and nine month periods ended September 30, 1997 as compared with $533,108 and $1,496,055, respectively, for the three and nine month periods ended September 30, 1996, which is an increase of 30% as compared with the three month period ended September 30, 1996 and an increase of 37% as compared with the nine month period ended September 30, 1996. These increases are due primarily to the sales of the Freedom(TM) and Walldo(TM) VHF/UHF off-air antennas, and to the increase in sales for the mobile disguised decal antenna series.

Gross profit margin (gross profit divided by net sales) for the three and nine months ended September 30, 1997 was 45% and 46% respectively, as compared with 42% and 42% for the three and nine months ended September 30, 1996. The increase is attributable to the improvement in the Company's production efficiency and to the increase in the sales of its mobile products. Selling, general and administrative expenses as a percentage of sales decreased from 40 to 39 percent for the three month period and from 39 to 37 percent for the nine month period even though total selling, general and administrative expenses increased for both periods.

                               FINANCIAL CONDITION
                               -------------------

Compared to December 31, 1996 the Company's total assets as of September 30, 1997 increased $370,589 to $1,314,821, due primarily to the increase in sales, accounts receivable and inventory. Liabilities increased from $613,775 to $883,074, due to the ongoing use of the $500,000 line of credit with Norwest Business Credit, Inc. Shareholders' equity improved from $330,457 to $431,747, which is primarily a result of the net operating income for the period. As of September 30, 1997 the company continues to operate on a positive cash flow basis from its operations.

Despite the substantial increase in sales, sales for the three month period ended September 30, 1997, were negatively impacted for two reasons. First, one of the Company's competitors disseminated what the Company believes is a misleading and inaccurate report regarding testing of the Company's new VHF/UHF off-air antenna systems, which among other things, caused a delay in the issuance of purchase orders for the products from at least one major electronics retailer and negatively influenced the sales force of the Company's largest distributor.

                         -------------------------------

Subsequently, the Company filed a suit against the competitor for, among other things, consumer fraud, deceptive trade practices, and tortious interference with prospective economic advantage. The lawsuit was filed in the United States District Court for the Northern District of Illinois. The Company is seeking damages for the circulation of the report, together with attorneys' fees and the costs related to the delays in receiving purchase orders for the Company's products.

Secondly, the Company's primary outsource supplier of plastic failed to notify the Company for several weeks of its delay in the placement of the Company's plastic order. This subsequently caused a delay in the production of the Company's MMDS flat antenna systems scheduled for delivery in August/September. The Company has now invested in new equipment for the in-house manufacture of its plastic products and is now vertically integrated as it relates to the Company's primary component manufacturing for its off-air, MMDS, and panel antenna series. This investment is anticipated to allow the production of up to 22,000 plastic parts per month and, more importantly is anticipated to have a positive effect on the company's gross margin.

Management anticipates a steady increase in the sales of its VHF/UHF off-air Freedom(TM) and Walldo(TM) antennas not only as the result of its own marketing efforts but also because of the growing marketing emphasis for off-air antennas by the direct broadcast satellite (DBS) industry. Because consumers that purchase 18" diameter satellite dish systems must use other means to receive their local television stations' signals, DirecTV(R) and its partner US Satellite Broadcasting (USSB) have each budgeted several million dollars for a marketing campaign to help educate consumers nationwide about "antenna solutions" for local off-air TV reception. Management believes that the Company is well positioned to benefit from these above-referenced marketing efforts due in some measure to the previously announced license granted to the Company by DirecTV(R) for the Company to use DirecTV(R)'s DSS(R) trademark on the Company's Freedom(TM) antenna.

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

               Another report on Form 8-K was filed July 18, 1997 reporting the press release announcing the Company being licensed by DIRECTV(R), a division of Hughes Electronics Corporation, to use the DSS(R) trademark on the Company's new FREEDOM(TM) Antenna system

               A copy of the August 14, 1997, press release announcing the results of operations for the second quarter of 1997 was also reported on Form 8-K and filed August 15, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANTENNAS AMERICA, INC.


Date:    November 12, 1997           By: /s/  Randall P. Marx
                                        ----------------------------------------
                                        Randall P. Marx
                                        Chief Executive Officer
                                        and Principal Financial Officer