Form 10-K
period 1997-12-31
ANTENNAS AMERICA INC
filed 1998-03-31
CIK 826326

U. S. SECURITIES AND EXCHANGE COMMISSION
   --------------------------------------------------------------------------
                             Washington, D.C. 20549

                                 FORM 10 - KSB

     (Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1997.

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File No. 0-18122

                             ANTENNAS AMERICA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          UTAH                                              87-0454148
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           4860 ROBB ST., SUITE 101, WHEAT RIDGE, COLORADO 80033-2163
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  303-421-4063
                          ---------------------------
                          (Issuer's telephone number)

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.
                        YES  _X_                     NO  __

Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Issuer's revenues for its most recent fiscal year:  $3,012,266

As of March 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $6,965,000. This calculation is based upon the average of the closing bid price of $.12 and ask price of $.14 of the stock on March 12, 1998.

The number of shares of the Registrant's $.0005 par value common stock outstanding as of March 12, 1998 was 73,839,422.

                                     PART I
Item 1. Business
----------------

     Business Development. Antennas America, Inc. (the "Company"), formerly Westflag Corporation, which was formerly Westcliff Corporation, was organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses. In January 1989, the Company completed its initial public offering of 10,544,650 units at $.04 per unit resulting in net proceeds to the Company of approximately $363,000. (The number of units and price per unit have been adjusted to reflect the Company's one-for-four reverse split in April 1989 that is described below). Each unit consisted of one share of common stock, one Class A Warrant and one Class B Warrant. All the Class A and Class B Warrants expired without exercise and no longer exist. In April 1989, the Company effected a one-for-four reverse split so that each four outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this report to the number of shares of the Company's common stock have been adjusted for the effect of the one-for-four reverse split.

     On April 12, 1989, the Company merged with Antennas America, Inc. a Colorado corporation ("Antennas Colorado") that had been formed in September 1988 and that had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. Pursuant to the merger, Antennas Colorado was merged into the Company, all the issued and outstanding stock of Antennas Colorado was converted into 41,951,846 shares of the Company's common stock, and the Company's name was changed to Antennas America, Inc.

     Business Of Issuer. The Company's operations consist of the design, development, marketing and sale of a diversified line of antennas and related wireless communication systems, including conformal and phased array antennas.

Principal Products
------------------              Conformal Antennas
                                ------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. The first product introduced by the Company in this category was the disguised decal antenna, which has been patented by the Company. This product, introduced in 1989 originally only for conventional automobile cellular phones, is an alternative to the conventional wire type antenna and has been expanded to be used for numerous mobile applications, including Cellular, UHF, VHF, ETACS, GSM, PCS, SMR, Passive Repeaters and GPS. The antenna is approximately 3 1/2" x 3 1/2" and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle.

     Several derivative products of this antenna design have been developed for special applications and O.E.M. (original equipment manufacturer) customers. For the fiscal year ended December 31, 1997, the patented decal antenna and other conformal derivatives of the decal antenna accounted for approximately 60 percent of the Company's sales.

     The Company began marketing several new conformal antenna systems in 1997, including two off-air antennas to receive local TV broadcasts, a GPS (Global Positioning Systems) antenna, and the Twinbooster passive repeater antenna system to improve the performance of a cellular phone signal when used inside an automobile.

                                  GPS Antennas
                                  ------------

     The Company has developed a proprietary flat GPS system that integrates with a GPS receiver. GPS receivers communicate with several globe-circling satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military and more recently for boats, planes surveying and even hikers. Accurate to within approximately 100 yards, there are several types of GPS systems some of which are the size of a car phone and are very easy to use. The Company anticipates marketing its GPS antenna products on an O.E.M. basis for the purposes of fleet management and in-vehicle mapping systems.

                      Flat Panel and Phased Array Antennas
                      ------------------------------------

     The flat panel and phased array antennas are flat antennas that typically incorporate a group of constituent antennas all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from microwave transmitters or satellites. The Company is currently developing and selling various versions of these antennas to private, commercial and governmental entities. As described below, the Company's three primary projects for this antenna design are (i) the "off-air" antennas for local television reception with satellite and other TV,
(ii) the flat panel receive and transmit antennas for Micron Communications, a subsidiary of Micron Technologies Inc. ("Micron"), and (iii) the MMDS phased array antenna systems for the wireless cable market as described below.

     Off-Air Antennas For Local Reception With Satellite And Other TV. Home satellite television systems recently have become extremely popular and affordable. The single biggest drawback to the 18" home TV satellite system is that the viewer cannot receive local TV broadcasts from the satellite system. U.S. federal law prohibits subscribers to satellite services from receiving local channels or other network programming if those networks are available using a VHF/UHF antenna. In order to receive local TV broadcasts, the viewer must resort to installing outdated receive equipment which typically includes "rabbit ears" or the conventional "yagi" roofmount antenna. In December 1996, the Company introduced two new flat conformal antenna systems to provide local TV reception where digital satellite systems are utilized. These antennas combine the Company's conformal and phased array technology.

     The Company's FREEDOM(TM) Antenna System is a flat VHF/UHF TV antenna that provides local TV reception and attaches to the back of the satellite dish so that it is virtually invisible when installed. Designed to be inconspicuous, the FREEDOM(TM) Antenna is an ideal solution to the problem of local TV program reception with the popular 18" dishes.

     In July 1997 the Company was licensed by DIRECTV(R), a division of Hughes Electronics Corporation, to use the DSS(R) trademark on the Company's new FREEDOM(TM) Antenna system. Prior to issuing the license, DIRECTV(R) evaluated the FREEDOM(TM) Antenna for performance. DIRECTV(R), which is the largest provider of direct-to-home (DTH) digital programming, broadcasts directly from satellites to the home via the popular, easily installed 18" satellite dish.

     The WALLDO(TM) Antenna System is a flat VHF/UHF TV antenna, measuring 15 1/2"x 13" x 2", which attaches to the house or other structure and provides local TV reception. This antenna is designed so that it conceals the fact that an outdoor antenna has been installed. Both the FREEDOM(TM) and the WALLDO(TM) antennas are omnidirectional and work in locations where a medium gain antenna is required, which is generally within a 25 mile radius of the local TV stations' transmitters. Because the WALLDO(TM) antennas can be attached to the side of the house or to the other structures, the Company will market it as the solution to the problem of antenna installations on rooftops where there may be limitations due to zoning codes, covenants, or homeowner restrictions or where there is the need for a more aesthetically pleasing solution. The Company has not applied to DIRECTV(R) for licensing the WALLDO(TM) Antenna.

     In March, 1998, the Company announced that it had agreed with Jasco Products, Inc. ("Jasco") based in Oklahoma City, Oklahoma for Jasco to market the Company's new local TV antennas. Under the arrangement, Jasco will market the antennas to mass-market retail accounts within the United States under the Emerson(R) name and will be responsible for the marketing and distribution of the antennas, including product literature, in-store point of purchase displays, and other related marketing services to these customers.

     Flat Panel Antennas for Micron Communications. By modifying its existing line of flat panel and phased array antenna designs, the Company has developed and is in the process of submitting final prototype antennas for approval and possible incorporation into Micron Communication's Microstamp(R) program.
Micron's Microstamp(R) product is a small remote intelligence device that can store 256 bytes of data and communicate by remote antennas with a host computer from up to 40 feet away. Typical applications for the Microstamp(R) product include automatic fuel dispensing, airline baggage tracking, automated warehouse solutions and personnel ID and access control.

     MMDS Antennas For Wireless Cable. In 1995, the Company introduced three new phased array antenna systems to the wireless cable market. Known in the industry as MMDS (Multichannel, Multipoint Distribution Systems), these antenna systems are direct competitors of cable TV and satellite TV. MMDS (wireless cable) is similar to conventional cable with the exception that it uses a microwave frequency to transmit the channels for home viewing. The signals can usually be received approximately 30 miles from the transmitter by installing a receive antenna on the subscriber's home.

     As a result of the enactment of the U.S. 1996 Telecommunications Act, telecommunications companies are now permitted to compete directly in the video distribution market in the United States. This allows companies such as BellSouth, Pacific Telesis, BellAtlantic and Nynex to use this technology to deliver video programming to selected major markets.

     The Company's MMDS antennas replace conventional grid antennas commonly installed as the receiving antenna on customers' rooftops. The product offers several features over conventional parabolic antennas in that it is flat, has a higher efficiency allowing for a smaller size, and can be mounted in several locations in the home such as windows, an eave or the chimney. Typically the Company's phased array products perform on an equal basis to conventional antennas with cost savings and substantial installation and maintenance savings to the MMDS service provider. The Company sold over 1,000 of its MMDS antennas through a distributor to BellSouth Corporation in 1997 for a test of BellSouth's new digital MMDS system and is currently attempting to market its flat antenna to other domestic and international wireless cable customers. The wireless cable industry in general is experiencing delays in the roll out of the digital cable systems. The Company is currently allocating few of its marketing and manufacturing resources to this industry until it believes that there is a clear direction with respect to wireless cable digital programming. At such time that this trend reverses, the Company will aggressively market its existing products to digital wireless cable providers.

                                 Other Antennas
                                 --------------

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

Marketing And Distribution
--------------------------

The Company's commercial line of antennas is marketed by the Company directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. The Company markets its diversified proprietary designs to its existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. The Company also provides individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate the Company's capabilities to develop related products for O.E.M. and other commercial customers. The Company introduced its web page, www.antennas.com, in late 1997. This web page includes information about the Company's products and background as well as financial and other stockholder-oriented information. The web page, among other things, is designed to encourage both existing and potential customers to view the Company as a potential source for diversified antenna solutions. The Company expects to receive additional inquiries through the web page in 1998 that will be pursued by the Company's in-house sales personnel. To help customers get answers quickly about its products, the Company has established a toll-free telephone number administered by our customer service personnel from 8:00 am to 5:00 pm MST. All the Company's products are currently made in the U.S.A., which the Company considers to be a marketing advantage over most of its competitors. Many of the products developed by the Company are currently being marketed internationally. The Company currently has 9 international distributors marketing its products in 12 countries.

Production
----------

The  Company  made  many  changes  to its  production  operations  in  1997.  In anticipation of continued growth, investments were made in manufacturing equipment and facilities as well as personnel. The manufacturing of the
Company's products is now more under the control of the Company than ever before. The Company now produces most of the customized items it uses to manufacture its products excluding cable, connectors and other generic components. It is anticipated that these changes will allow the Company to be more efficient and more responsive to customers, will lower the overall cost of production, and will better allow the Company to take advantage of more opportunities in the wireless communications market.

Research And Development
------------------------

Research and development and software costs are charged to operations when incurred and are included in operating expenses except when specifically contracted by the Company's customers. Except for salaries of engineering personnel involved in research and development, the Company's research and development costs were not material in 1996 or 1997. The Company's research and development personnel develop products to meet specific customer, industry and market needs that the Company believes will compete effectively against products distributed by larger companies. Quality assurance programs are implemented into each development and manufacturing project, and the Company enforces strict quality requirements on components received from non-Company manufacturing facilities. There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

Employees
---------

The Company currently has 47 full time employees including Randall P. Marx, Chief Executive Officer and Treasurer, Kevin O. Shoemaker, Chairman of the Board and Chief Scientist, and Richard L. Anderson, Vice President of Administration and Secretary. Each of Messrs. Marx, Shoemaker and Anderson is a director of the Company.

Competition
-----------

The antenna and receiver industry is highly competitive, and the Company's current and proposed products compete with products of larger companies that are better financed, have established markets, and maintain larger sales organizations and production capabilities. In marketing its products, the Company has encountered competition from other companies, both domestic and international, marketing more conventional antenna systems. Therefore, at the present time the Company's market share of the overall antenna business is small, but is significantly greater for the non-conventional antenna market. The Company's antenna products are designed to be unique and in some cases are patented. The Company's products normally compete with other products principally in the areas of price and performance. However, the Company believes that its unique antenna products work as well as conventional products in the same design class of products, usually sell for approximately the same price or less than competing antennas, are easier to install, and in most cases are more desirable, primarily due to being less conspicuous.

Government Regulations
----------------------

The Company is subject to government regulation of its business operations in general, and the telecommunications industry also is subject to regulation by federal, state and local regulatory and governmental agencies. Under current laws and the regulations administered by the Federal Communications Commission, there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. Current laws and regulations are subject to change and the Company's operations may become subject to additional regulation by governmental authorities. A change in either statutes or rules may have a significant effect on government regulation of the Company's business.

Patents
-------

Kevin O. Shoemaker, the Company's Chief Scientist and Chairman of the Board, is the record owner of a U.S. patent, subject to annual renewal fees, valid through the year 2007, for microstrip antennas and multiple radiator array antennas. Mr. Shoemaker also is the record owner of a U.S. patent for a serpentine planar broadband antenna valid through the year 2011. This is the design that the Company uses for some of its conformal antennas, including the vehicular disguised decal antennas, local broadcast antennas and other products. Mr. Shoemaker and Randall P. Marx, the Company's Chief Executive Officer, have jointly applied for additional patents which include the process used to manufacture certain of the Company's flat planar antennas and conformal antennas, the technology required for certain of the Company's conformal antennas to function, and the design of certain of the Company's products. Mr. Shoemaker and Mr. Marx each has permanently assigned to the Company all of the rights in these and all other antennas that have been and will be developed while employed by the Company. The Company seeks to protect its proprietary products, information and technology through reliance on confidentiality provisions and, when practical, the application of patent trademark or copyright laws. There can be no assurance that such applications will result in the issuance of patents, trademarks or copyrights of the Company's products, information or technology.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements
-------------------------------------------------------------------------

     Forward-Looking Statements. This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEM 1. DESCRIPTION OF BUSINESS-Principal
Products", "Marketing And Distribution", "Production", "Research And Development", "Competition", "Governmental Regulations" and "Patents", and "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

     Cautionary Statements. In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

     1. Operating History. From its inception in September 1987 through the fiscal year ended December 31, 1992, the Company incurred losses from operations. For the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively, the Company operated at a profit. Although the Company believes that it will be able to continue to operate profitably, as it has since 1993, there is no assurance that the operations of the Company will continue to be profitable. See the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

     2. Developments In Technology. The communications industry, and particularly the microwave and satellite communications and antenna industries, are characterized by rapidly developing technology. Changes in technology could affect the market for the Company's products and necessitate additional improvements and developments to the Company's products. There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

     3. Patents. Kevin O. Shoemaker, the Company's Chief Scientist and Chairman of the Board, is the record owner of a U.S. patent, subject to annual renewal fees, valid through the year 2007, for microstrip antennas and multiple radiator array antennas. Mr. Shoemaker also is the record owner of a U.S. patent for a serpentine planar broadband antenna valid through the year 2011. This is the design that the Company uses for some of its conformal antennas, including the vehicular disguised decal antennas and related products. Mr. Shoemaker and Randall P. Marx, the Company's Chief Executive Officer, have jointly applied for a patent for the process used to manufacture certain of the Company's flat planar antennas. Mr. Shoemaker and Mr. Marx each has permanently assigned to the Company all of the rights in these and all other antennas that have been and will be developed while employed by the Company. Although, when practical, the Company intends to file for patent protection on all the products or processes that it feels are proprietary in nature, it may not be able to obtain patent protection for all its products. The inability of the Company to be able to patent all its products or processes may be an impediment to its capability to exploit certain expanding markets. Even with patents granted, they may not provide effective protection against competitors.


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

     7. Dependence On Key Personnel. The success of the Company is largely dependent upon the efforts of its executive management, including Randall P. Marx, the Chief Executive Officer of the Company. The loss of the services of any of these persons could be detrimental to the Company as there is no assurance that the Company could replace any of them adequately at an affordable compensation level.

     8. Government Regulation. The Company is subject to government regulation of its business operations in general. Antennas that are designed only to receive signals are not currently subject to regulation by the FCC, but certain of the Company's new products are subject to regulation by the FCC. There is no assurance that subsequent changes in laws or regulations will not affect the Company's operations.

Item 2. Properties
------------------

The Company is the tenant on a three year lease which expires May 31, 1999 on 5,100 square feet of office space and 17,500 square feet of production space in Wheat Ridge, Colorado at a cost of $14,084.23 per month. The Company is obligated to pay for all utilities, taxes and insurance on the production space. The property is in good condition. The Company is currently looking for additional warehouse and production space to support the continued growth of the Company's operations.

Item 3. Legal Proceedings
-------------------------

     On February 9, 1998, Mega Circuits, Inc. ("MCI") filed suit against the Company for payment of approximately $33,000 for components allegedly billed to the Company, some of which were used for the Company's passive repeater antenna system which the Company was forced to recall in 1996. In its answer, the Company has denied any liability to MCI, asserted a number of defenses based on MCI's failure to deliver proper products ordered by the Company, and has asserted a counterclaim for damages for, among other things, the recall of several thousand of the Company's passive repeater antennas in fiscal 1996. The Company intends to vigorously defend the claim of MCI and to press its counterclaim.

     On August 6, 1997, the Company filed a lawsuit against a competitor, three individuals, and another entity for false and/or misleading representations regarding the Company's local TV antennas. The suit was filed in the United States District Court for the Northern District of Illinois. The suit includes related supplemental claims for consumer fraud under the Illinois Consumer Fraud and Deceptive Trade Practices Act, deceptive trade practices under the Illinois Deceptive Trade Practices Act, and tortious interference with prospective economic advantage, unfair competition and trade disparagement under Illinois common law. The lawsuit relates to a report which falsely disparages Antennas America, Inc.'s local TV antennas. Two distributors of the Company's products, Jasco Products Company, Inc. and MITO Corporation, joined the lawsuit as plaintiffs. The defendants are in the process of answering the Complaint.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

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

                                                    Common Stock
                                                    ------------
                                                         Bid
                                                         ---
        Quarter Ended                           High            Low
        -------------                           ----            ---

        March 31, 1996                          .05             .02
        June 30, 1996                           .24             .04
        September 30, 1996                      .14             .03
        December 31, 1996                       .06             .03
        March 31, 1997                          .20             .06
        June 30, 1997                           .06             .04
        September 30, 1997                      .12             .03
        December 31, 1997                       .09             .04

As of March 12, 1998, the reported closing bid and ask prices for the Company's common stock were $.12 and $.14 respectively. The Company had 341 shareholders of record as of December 31, 1997. The Company has not declared or paid any cash dividends on its Common Stock and it is not anticipated that dividends will be paid in the foreseeable future.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

                        Liquidity and Capital Resources
                        -------------------------------

The following table sets forth certain selected financial data of the Company for 1997 and 1996:

                                                            December 31,
                                                            ------------
                                                         1997        1996
Components of Working Capital (deficit)                  ----        ----
---------------------------------------
        Cash                                          $  61,642   $  55,635
        Accounts Receivable                             327,685     166,411
        Inventory                                       508,554     195,848
        Deferred Tax Asset                              102,000           0
        Other Current Assets                             72,469      33,475
        Accounts Payable                               (415,377)   (188,965)
        Notes Payable                                  (504,535)   (224,484)
        Other Current Liabilities                       (29,642)    (22,934)
        Total Working Capital                           122,796      14,986

     The Company had total assets of approximately $1,627,071 as of December 31, 1997 as compared with $944,232 as of December 31, 1996. Total liabilities were $1,147,114 as of December 31, 1997 as compared with $613,775 as of December 31, 1996. The 72% increase in assets and 87% increase in liabilities is primarily due to the increased sales and operations of the Company in 1997.

     The Company's net worth was $479,957 as of December 31, 1997 as compared with $330,457 as of December 31, 1996. This increase results primarily from the Company's 1997 net income. As a result of past operations, the Company has an income tax operating loss carryforward of $563,400. The Company has determined the likelihood of continued profitability for the year ending December 31, 1998 and has recorded a $197,509 benefit for net operating loss carryforward as provided for in FAS-109 that it reasonably expects to utilize.

     The Company's ability to generate sales revenues is dependent upon its ability to pay for research and development and for materials and overhead required in the production process. On May 23, 1997, the Company secured a credit facility with Norwest Business Credit, Inc., a subsidiary of Norwest Bank, Minneapolis, Minnesota. The credit facility is a $500,000 revolving loan secured by the Company's accounts receivable, inventory and equipment which is now scheduled to terminate May 31, 1999. The Company is using the proceeds from the credit facility for working capital, capital expenditures associated with its product development, and for general corporate purposes.

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

                             Results of Operations
                             ---------------------

Fiscal Year Ended  December 31, 1997 Compared To Fiscal Year Ended  December 31,
--------------------------------------------------------------------------------
1996
----

     For the year ended December 31, 1997, the Company's total revenues were $3,012,266 as compared with $1,975,184 for the prior year. The 53% increase in revenues is primarily attributable to introduction of the Company's new FREEDOM(TM) and WALLDO(TM) off-air antenna products and the increase in sales of the Company's mobile line of antenna solutions.

     The Company's net income increased to $134,500 from $9,346 in 1996. The sales of the Company's FREEDOM(TM) and WALLDO(TM) antennas and the increase in international sales of the mobile line of antenna solutions are the primary contributing factors to this increase.

     The increase in selling, general and administrative expenses to $1,081,386 in 1997 from $744,673 in 1996 is attributable to the Company's increase in operations and personnel related to the increase in revenue and development activity for fiscal 1997 and 1998, a decrease in the outsourcing of certain production functions of the Company, adding production space and personnel to production and administrative positions, and the related costs associated with these positions.

     Interest expense increased by $14,212 for fiscal 1997 over fiscal 1996. The increase is primarily attributable to the costs associated with the Company's increase in revenues, inventory and development activity in 1997 and the use of the Company's line of credit to finance these activities.

Item 7.  Financial Statements
-----------------------------

     The Financial Statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item  8.  Changes  In and  Disagreements  With  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance
--------------------------------------------------------------------------------
With Section 16(a) Of the Exchange Act
--------------------------------------

The Officers and Directors of the Company are as follows:

Name                       Age                    Title
----                       ---                    -----

Randall P. Marx            45                     Chief Executive Officer;
                                                  Treasurer; and Director

Kevin O. Shoemaker         43                     Chairman of the Board; Chief
                                                  Scientist; and Director

Richard L. Anderson        49                     Vice President; Secretary; and
                                                  Director

Bruce Morosohk             39                     Director

Sigmund A. Balaban         56                     Director

James H. Shook             59                     Director

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

     Richard L. Anderson has served as a director of the Company since December 1994. From March 1, 1995 until December 31, 1995, he served as a part-time consultant to assist with the general operations of the Company. Since January 1, 1996, Mr. Anderson has served as Vice President of Administration for the Company, and as of March 2, 1998 he has held the position of Secretary. From 1990 to 1995, Mr. Anderson served as an independent financial contractor underwriting residential and commercial real estate first mortgage credit packages. From October 1985 until March 1990, Mr. Anderson served as Senior Vice

President, Administration of Westline Mortgage Corporation, a Denver, Colorado based mortgage loan company that was a subsidiary of Bank Western Federal Savings. Prior to October 1985, Mr. Anderson served as Vice President, Human Resources for Midland Federal Savings.

     Bruce Morosohk has served as a director of the Company since the merger with Antennas Colorado in 1989 and has held this position since its inception in 1988, and Mr. Morosohk served as Secretary from 1988 until 1998. He also served as Treasurer from November 1991 to December 1994. From 1980 until 1991, Mr. Morosohk was employed by R. Greenberg and Associates, a private film production firm, serving as a cameraman from 1981 to 1991, as manager of the Animation Department from 1988 to 1989, and as Director of Animation from 1989 to 1991.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 1997, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except that Richard L. Anderson, a Vice President and director of the Company, did not timely file a Form 4 or a Form 5 with respect to the following transactions: (i) the receipt of a stock bonus of 350,000 shares in March 1996, (ii) the receipt in March 1996 of options to purchase up to 350,000 shares for $.05 per share for two years and the purchase in April 1997 of 300,000 shares upon the exercise of that option, (iii) the purchase of 29,500 shares for $.115 per share and 36,500 shares for $.13 per share in January 1997 by Mr. Anderson's individual retirement account and by a trust (the "Trust") for which Mr. Anderson serves as trustee, respectively, and
(iv) the purchase of 100,000 shares for $.067 per share in December 1997 by the Trust. In making these statements, the Company has relied upon the written representations of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.

Item 10. Executive Compensation
-------------------------------

Summary Compensation Table
--------------------------

The following table sets forth in summary form the compensation received during each of the Company's three successive completed fiscal years ended December 31, 1997 by the Chief Executive Officer and Chairman Of The Board of the Company. No executive officer of the Company, including the Chief Executive Officer and the Chairman Of The Board, received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 1997.

                           Summary Compensation Table
                           --------------------------

                                                                        Long Term Compensation
                                Annual Compensation             Awards                          Payouts

                                                                            Restricted
                                                            Other Annual       Stock                       LTIP      All other
Name and Principal Position     Fiscal   Salary    Bonus    Compensation     Awards ($)      Options      Payouts   Compensation
                                 Year    ($)(1)    ($)(2)      ($)(3)                          (#)        ($)(4)       ($)(5)
--------------------------------------------------------------------------------------------------------------------------------
Randall P. Marx                  1997   $75,000   $10,100        -0-            -0-            -0-          -0-          -0-
Chief Executive Officer,
Treasurer and a Director         1996    75,000      -0-         -0-            -0-            -0-          -0-          -0-

                                 1995    75,000    10,030        -0-            -0-            -0-          -0-          -0-

Kevin O. Shoemaker               1997   $54,000      -0-         -0-            -0-            -0-          -0-          -0-
Chairman Of The Board,
Chief Scientist, and a           1996    54,000      -0-         -0-            -0-            -0-          -0-          -0-
Director
                                 1995    54,000      -0-         -0-            -0-            -0-          -0-          -0-

--------------------------

     (1) The dollar value of base salary (cash and non-cash) received during the year indicated.

     (2) The dollar value of bonus (cash and non-cash) received during the year indicated.

     (3) During the period covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

     (4) The Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for the Company's 1997 Stock Option And Compensation Plan.

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

     1997 Stock Option And Compensation Plan. In November 1997, the Board of Directors approved the Company's 1997 Stock Option And Compensation Plan (the "Plan"). Pursuant to the Plan, the Company may grant options to purchase an aggregate of 5,000,000 shares of the Company's Common Stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. With respect to options granted to persons other than directors of the Company who are not also employees of the Company ("Outside Directors"), the Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan. The option committee may be the entire Board or a committee of the Board. Outside Directors automatically receive options to purchase 250,000 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors are not exercisable at the time of grant, but options to purchase 50,000 shares become exercisable for each meeting of the Board of Directors attended by each Outside Director following the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is equal to the fair market value of the Company's Common Stock on the date of grant. All options granted to Outside Directors expire five years from the date of grant. On the date that all of an Outside Director's options have become exercisable, options to purchase an additional 250,000 shares, which are not exercisable at the time of grant, shall be granted to that Outside Director. The Plan also covers options previously granted to the Outside Directors commencing in January 1995. The first options to purchase 250,000 shares granted to Outside Directors in January 1995 provided an exercise price of $.05 per share at a time that the closing bid price for the Common Stock was $.001 per share. Grants of options pursuant to the Plan are conditioned upon the approval of the Plan by the Company's shareholders on or before November 18, 1998. No options granted under the Plan may be exercised until 60 days after shareholder approval.

     Compensation Of Outside Directors. Outside Directors are paid $250 for each meeting of the Board of Directors that they attend. For meetings in excess of four meetings per year, Outside Directors will receive $50 per meeting. Pursuant to the Plan, Outside Directors may elect to receive payment of the meeting fee in the form of the Company's restricted Common Stock at a rate per share equal to the fair market value of the Company's Common Stock on the date of the meeting by informing the Company's Secretary or President of that election on or before the date of the meeting. Directors also will be reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In addition, each director who is not an employee automatically receives options to purchase shares of Common Stock pursuant to the Plan. See above, "- 1997 Stock Option And Compensation Plan".

     Option Grants. In addition to the automatic grants of options to the Outside Director described above under " -1997 Stock Option And Compensation Plan", stock options have been granted pursuant to the Company's Plan on one occasion in November 1997. Each of three employees were granted options to purchase 100,000 shares, for an aggregate of 300,000 shares, at an exercise price of $.10 per share, contingent upon certain corporate goals being met. These options expire on November 19, 1999. These options are conditioned upon the approval of the Plan by the Company's stockholders on or before November 18, 1998.

Employment  Contracts  And  Termination  of  Employment  And  Change-In  Control
--------------------------------------------------------------------------------
Arrangements
------------

     Effective as of March 19, 1998, the Company entered into an Employment Agreement with Kevin O. Shoemaker, the Chairman of the Board and Chief Scientist of the Company. The Employment Agreement provides for a two-year term at an annual salary rate of not less than $66,000 per year. Also pursuant to the Agreement, the Company agreed to increase Mr. Shoemaker's annual salary rate pursuant to the Employment Agreement by $4,000 in 1999 and made Mr. Shoemaker eligible for a bonus of $10,000, $20,000 and $30,000. The salary increase and the bonus eligibility are based on certain personal performance criteria and

1998 net profits of the Company amounting to $300,000, $600,000 and $900,000, respectively. In connection with the Employment Agreement, Mr. Shoemaker agreed not to dispose of any shares of Common Stock owned by him prior to December 31, 1999 without the prior written consent of the Company.

     The Company does not have any written employment contracts with respect to any of its other executive officers. However, the Company does anticipate entering into a written employment agreement with Randall P. Marx, the Company's Chief Executive Officer and Richard L. Anderson, Vice President, Administration. Both Messrs. Marx and Anderson's employment contracts expired December 31, 1997. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------

The following table summarizes certain information as of March 12, 1998 with respect to the beneficial ownership of the Company's Common Stock by the Company's directors, by all officers and directors as a group, and by each person known by the Company to be the owner of five percent or more of the Company's common stock:

Name And Address Of                 Number Of Shares
Beneficial Owner                    Beneficially Owned      Percent of Class
-------------------                 ------------------      ----------------

Richard L. Anderson                     1,481,000 (1)             2.0
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Sigmund A. Balaban                        681,676 (2)             0.9
10 Grecian Street
Parsippany, NJ  07054

Randall P. Marx                         7,005,000 (3)             9.5
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Bruce Morosohk                          5,491,117 (4)             7.4
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Kevin O. Shoemaker                      6,434,474 (5)             8.7
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Rocky Mountain Gastroenterology         4,500,000                 6.1
  P.C. Profit Sharing Trust
6550 West 38th Ave., Suite 300
Wheat Ridge, CO 80033

Millenium Holdings Group, Inc.          6,000,000 (6)             7.5
2200 Corporate Boulevard, N.W.
Suite 311, Boca Raton, FL 33431

All Officers and Directors             21,093,267 (1)(2)         28.2
  as a group (five persons)

--------------------

(1) Includes 636,500 shares owned by the Lloyd Anderson Marital Trust B Dated June 21, 1990, for which Richard L. Anderson serves as trustee, 15,000 shares to be issued under the Plan for Board meeting attendance fees at the time that Mr. Anderson was an Outside Director, and options under the Plan to purchase 150,000 shares for $.05 per share that expire on January 3, 2000. The shares and options under the Plan are contingent upon shareholder approval of the Plan on or before November 18, 1998.

(2) Consists of 31,676 shares to be issued under the Plan for Board meeting attendance fees as an Outside Director, options under the Plan to purchase 250,000 shares at $.05 per share until January 3, 2000, options under the Plan to purchase 250,000 shares at $.0475 per share until December 26, 2001, and options under the Plan to purchase 150,000 shares at $.08 per share until November 19, 2002. The shares and options under the Plan are contingent upon shareholder approval of the Plan on or before November 18, 1998.

(3) Includes 835,000 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees. Mr. Marx disclaims beneficial ownership of these shares.

(4) Does not include the following shares as to which Mr. Morosohk disclaims beneficial ownership: (a) 6,434,474 shares owned by Kevin Shoemaker, Mr.
Morosohk's brother-in-law, and (b) an aggregate of 191,780 shares owned by Mr. Morosohk's siblings and their respective spouses.

(5) Does not include 5,491,117 shares owned by Bruce Morosohk, Mr. Shoemaker's brother-in-law, as to which shares Mr. Shoemaker disclaims beneficial ownership.

(6) Consists of currently exercisable options to purchase 2,000,000 shares for $ .06 per share until the earlier to occur of January 2, 2000 or 120 days after the effective date of a registration statement covering the sale of the shares underlying that option (the "Registration Statement"), 2,000,000 shares for $
 .10 per share until the earlier to occur of January 2, 2002 or 365 days after the effective date of the Registration Statement, and 2,000,000 shares for $ .30 per share until the earlier to occur of January 2, 2002 or 365 days after the effective date of the Registration Statement.


Item 12. Certain Relationships And Related Transactions
-------------------------------------------------------

Not applicable.

Item 13.  Exhibits And Reports On Form 8-K
------------------------------------------

     (a) Financial Statements And Financial Statement Schedules.

          Index To Financial Statements And Financial Statement Schedules.

     Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheet At December 31, 1997 . . . . . . . . . . . . F-2


     Consolidated Statements Of Income For The Years Ended
      December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . F-3

     Consolidated Statements Of Changes In Stockholders' Equity
      For The Years Ended December 31, 1997 and 1996 . . . . . . . . . . . . F-4

     Consolidated Statements Of Cash Flows For The Years Ended
      December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . F-5 - F-6

     Notes To Consolidated Financial Statements . . . . . . . . . . . F-7 - F-12

        (a)(2)  Exhibits.

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

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

3.2       Bylaws of the Company as amended and restated on March 25, 1998.

10.1a Industrial Lease dated April 20, 1995 between the Company and Five K Investments.*

10.1b     Office  Lease  dated  May 8,  1995  between  the  Company  and  Five K
          Investments.*

10.1c Industrial Lease dated December 12, 1995 between the Company and Five K Investments.*

10.1d Industrial Lease dated April 29, 1996 between the Company and Five K Investments.*

10.2 Employment Agreement dated as of March 19, 1998 between the Company and Kevin O. Shoemaker.

27.1      Financial Data Schedule.

-------------

* Incorporated herein by reference from the Company's Form 10-KSB for the year ended December 31, 1996.

(b) Reports On Form 8-K. During the last quarter of the fiscal year ended December 31, 1997, the Company filed one report on Form 8-K for an event occurring November 26, 1997.

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Antennas America, Inc.

We have audited the consolidated balance sheet of Antennas America, Inc. as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Antennas America, Inc. as of December 31, 1997 and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



                                      James E. Scheifley & Associates, P.C.
                                           Certified Public Accountants

Englewood, Colorado
March 6, 1998

                             Antennas America, Inc.
                           Consolidated Balance Sheet
                                December 31, 1997

                    ASSETS
                    ------
Current assets:
  Cash                                                $61,642
  Accounts receivable, trade                          327,685
  Inventories                                         508,554
  Prepaid expenses                                     72,469
  Deferred tax asset                                  102,000
                                                      -------
      Total current assets                          1,072,350
Property and equipment, at cost, net of
  accumulated depreciation of $163,272                407,355
Other assets:
  Deferred tax asset, non-current                      95,509
  Intangible assets net of accumulated
    amortization of $40,259                            41,245
  Deposits                                             10,612
                                                       ------
                                                   $1,627,071
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Note payable - bank                                $250,730
  Notes payable - others                              128,569
  Current portion of long term debt                   100,295
  Current portion of leases payable                    24,941
  Accounts payable                                    415,377
  Accrued expenses                                     29,642
                                                       ------
      Total current liabilities                       949,554
Long term debt                                          3,127
Leases payable                                         57,328
Notes payable - officer                               137,105
Commitments (Note 11)
Stockholders' equity:
 Common stock, $.0005 par value,
     250,000,000 shares authorized,
     73,189,422 shares issued and outstanding          36,595
 Additional paid-in capital                           801,039
 Common stock subscriptions                            18,500
 Accumulated deficit                                 (376,177)
                                                     --------
      Total stockholders' equity                      479,957
                                                      -------
                                                   $1,627,071
                                                   ==========

See accompanying notes to consolidated financial statements.

                             Antennas America, Inc.
                        Consolidated Statements of Income
                 For The Years Ended December 31, 1997 and 1996


                                                      1997           1996
                                                   ----------     ----------

Sales, net                                         $3,012,266     $1,975,184

Cost of sales                                       1,660,552      1,223,287
                                                   ----------     ----------
     Gross profit                                   1,351,714        751,897

Selling, general and administrative expenses        1,080,641        744,673
                                                   ----------     ----------
     Income from operations                           271,073          7,224

Other income and (expense):
  Interest expense                                   (72,230)       (58,018)
  Other income                                          3,810            917
                                                   ----------     ----------
                                                     (68,420)       (57,101)
                                                   ----------     ----------
     Net income before income taxes
       and extraordinary item                         202,653       (49,877)
Provision for income taxes (benefit)                   68,153       (10,439)
                                                   ----------     ----------
     Net income before extraordinary item             134,500       (39,438)
Extraordinary item:
   Gain from debt cancellation net of income
    taxes of $12,667                                        -         48,784
                                                   ----------     ----------
     Net income                                      $134,500         $9,346
                                                   ==========     ==========

Basic earnings per share
 Net income before extraordinary item                   $0.00         $(0.00)
 Extraordinary item                                         -              -
 Net income                                             $0.00          $0.00

 Weighted average shares outstanding               73,189,422     73,135,255

See accompanying notes to consolidated financial statements.

                             Antennas America, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                 For The Years Ended December 31, 1997 and 1996

                                                        Additional
                                Common Stock              Paid-in    Accumulated       Stock
       ACTIVITY                    Shares      Amount     Capital     (Deficit)     Subscriptions    Total
---------------------           ------------  --------  ----------   -----------    -------------    -----

Balance, December 31, 1995       71,139,422    $35,570    $616,090    $(520,023)       $13,750     $145,387

Shares issued for:
  Subscriptions                   1,375,000        687      13,063                     (13,750)        -
  Cash, net of $8,027 of costs    1,650,000        825     156,148                                  156,973

  Exercise of warrants            1,025,000        513      44,738                                   45,251

Shares reacquired and cancelled  (2,000,000)    (1,000)    (29,000)                       -         (30,000)

Shares subscribed for services                                                           3,500        3,500

Net income for the year                -          -           -           9,346           -           9,346
                                 ----------     ------     -------    ---------       --------      -------
Balance, December 31, 1996       73,189,422     36,595     801,039     (510,677)         3,500      330,457

Exercise of stock option                                                                15,000       15,000

Net income for the year                -          -           -         134,500           -         134,500
                                 ----------     ------     -------    ---------       --------      -------
Balance, December 31, 1997       73,189,422     36,595     801,039     (376,177)        18,500      479,957
                                 ==========     ======     =======    =========       ========      =======


See accompanying notes to consolidated financial statements.

                             Antennas America, Inc.
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1997 and 1996

                                                       1997           1996
                                                   ------------    ----------

Net income                                           $134,500         $9,346
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                       54,735         35,467
   Gain from debt cancellation                              -        (48,784)
   Interest added to note payable                      10,323         14,397
   Subscriptions for services                               -          3,500
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable       (161,274)       157,944
    (Increase) decrease in inventory                 (312,705)       (33,533)
    (Increase) decrease in deferred tax asset          68,153          2,228
    (Increase) decrease in prepaid expenses           (38,996)       (29,828)
    (Increase) decrease in other assets                13,500         (2,037)
    Increase (decrease) in accounts payable and
       accrued expenses                               233,120        (94,490)
                                                   ----------     ----------
       Total adjustments                             (133,144)         4,864
                                                   ----------     ----------
  Net cash provided by operating activities             1,356         14,210
                                                   ----------     ----------

Cash flows from investing activities:
   Patent acquisition costs                           (12,940)        (8,996)
   Acquisition of plant and equipment                (245,315)       (89,689)
                                                   ----------     ----------
Net cash (used in) investing activities              (258,255)       (98,685)
                                                   ----------     ----------

Cash flows from financing activities:
  Stock issued for cash                                     -        202,224
  Common stock subscriptions                           15,000              -
  Cost of share cancellation                                -        (30,000)
  Repayment of officer loans                           (8,500)       (14,745)
  Proceeds from officer loan                            9,500              -
  Proceeds of new borrowing                           293,330         36,000
  Repayment of notes and leases payable               (46,425)       (69,279)
                                                   ----------     ----------
  Net cash provided by (used in)
   financing activities                               262,905        124,200
                                                   ----------     ----------

Increase (decrease) in cash                             6,006         39,725
Cash and cash equivalents,
 beginning of period                                   55,636         15,911
                                                   ----------     ----------
Cash and cash equivalents,
 end of period                                        $61,642       $ 55,636
                                                   ==========     ==========

Supplemental cash flow information:
   Cash paid for interest                             $61,907       $ 62,290
   Cash paid for income taxes                         $  -          $   -

Non-cash investing and financing activities:
   Conversion of accounts payable to notes payable    $  -          $145,059
   Abandonment of leasehold improvements              $  -          $  1,677


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

Inventory

Inventory is valued at the lower of cost or market on a first-in, first-out basis. Inventories are reviewed annually and items considered to be slow-moving or obsolete are reduced to estimated net realizable value. Adjustments to reduce inventories to net realizable value have not been significant. Inventory consists of the following at December 31, 1997

            Raw materials        $282,308
            Work in progress      156,936
            Finished goods         69,310
                                 --------
                                 $508,554

Property and equipment

Property and equipment are stated at cost. Depreciation is provided for using the straight line method over estimated useful lives of five to seven years. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.

Patent costs

Patent costs are stated at cost and are amortized over ten years using the straight-line method. Amortization expense amounted to $8,272 and $7,397 for the years ended December 31, 1997 and 1996.

Research and development

Research and development costs are charged to expense as incurred. Such costs were not material for the years ended December 31, 1997 and 1996.

Revenue

Revenue is recorded when goods are shipped. Sales returns and allowances are recorded after returned goods are received and inspected. The Company has several major commercial customers who incorporate its products into other manufactured goods and returns therefrom have not been significant. The Company began sales of consumer goods in 1997 and has provided currently for estimated product returns arising therefrom.

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

Earnings per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

The basic income per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis.

Earnings per share is computed using the weighted average number of shares outstanding during the period.

Fair value of financial instruments

The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade.

During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company has several major customers, (see Note 8) the loss of any one of which could have a material negative impact upon the Company. Additionally, the Company maintains a line of credit with one financial institution. The maintenance of a satisfactory relationship with this institution is of significant importance to the Company. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. For the years ended December 31, 1997 and 1996 the Company made estimates of the future utilization of its net operating loss carryforward. These estimates account for the deferred tax asset of $197,509 at the balance sheet date.

Advertising costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $40,940 and $39,713 in 1997 and 1996, respectively.

Stock-based Compensation

The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 5 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

Note 2. Property and Equipment.

Property and equipment consist of the following at December 31, 1997:

Machinery and equipment   $  431,781
Furniture and fixtures       115,068
Leasehold improvements        23,778
                          ----------
                             570,627

Accumulated depreciation     163,272
                          ----------
                          $  407,355
                          ==========


Depreciation expense amounted to $49,934 and $28,070 respectively during the years ended December 31, 1997 and 1996.

Substantially all of the Company's fixed assets secure debt described in Notes 3 and 4.

Note 3.  Notes payable and long-term debt

Notes payable to bank consists of a revolving credit line having a maximum borrowing amount of $500,000. The line bears interest at prime plus 4.5% (13%) at December 31, 1997, and is collateralized by accounts receivable, inventory and otherwise unencumbered machinery and equipment. The line has $249,270 of unused credit at December 31, 1997.

Notes payable to others at December 31, 1997 consist of uncollateralized obligations to individuals and vendors as follows:

   Amount due vendor with interest at 8% per annum
    due on January 31, 1998                                  $108,690
   Amount due vendor with interest at 10% per annum
    due on demand                                              71,795
   Amount due individual without interest
    due on demand                                              13,236
   Other                                                          619
                                                             --------
                                                             $194,340
Long term debt consists of the following:

Note payable to an individual for prior salary
 and expenses due in weekly installments of
 $625 without interest                                       $ 21,489

Note payable for equipment purchase, due in
 monthly installments of $1,161 including
 interest at 9.5% per annum                                    16,163
                                                             --------
                                                               37,652
Less Current portion                                           34,525
                                                             --------
                                                             $  3,127

Maturities of long-term debt are as follows: 1998 - $3,127

Note 4.  Leases payable

During 1997 the Company entered into financing type lease transactions with leasing companies whereby the Company leased certain manufacturing equipment. Scheduled maturities of the obligations as of December 31, 1997 are as follows:

            Year                   Amount
            1998                 $ 34,329
            1999                   34,329
            2000                   30,700
                                ---------
Minimum future lease payments      99,358
Less interest component           (17,089)
Present value of future net     ---------
  minimum lease payments           82,269
Less current portion              (24,941)
                                ---------
Due after one year               $ 57,328

Property recorded under capital leases includes the following as of December 31, 1997:

Machinery and equipment                    $  86,678
Less accumulated amortization                 (6,191)
                                           ---------
Net assets subject to capital leases       $  80,487

Note 5.  Notes payable, officers

Notes payable to officers includes unpaid advances and salary accruals due to two of the Company's officers including Randall P. Marx, the chief executive officer, (see Note 9) who accounts for approximately 65% of the balance owed. The advances accrue no interest and are not expected to be repaid in the forthcoming year.

Note 6.  Stockholders' equity

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

During June and July of 1996, the Company sold 1,650,000 shares of its restricted common stock to three individuals for cash aggregating $156,973 net of associated costs of $8,027. Additionally during the year the Company issued 1,375,000 shares subscribed in the prior year and issued 1,025,000 shares pursuant to option agreements entered into in prior years. Proceeds to the Company for the option shares amounted to $45,250 or $.044 per share. During June 1996 the Company purchased from an officer and retired 2,000,000 shares of restricted common stock for $30,000 or $.015 per share.

During the year ended December 31, 1997, the Company accepted stock subscription from an officer for 300,000 of its restricted common stock. The fair value of the stock subscribed at the subscription date amounted to $.05 per share.

Note 7.  Income taxes

The Company has not recorded a liability for federal income taxes payable currently or deferred to future periods due to the existence of substantial net operating loss carryforward amounts available to offset taxable income.

A reconciliation of federal income taxes computed by multiplying pre tax net income by the statutory rate of 34% to the provision for income taxes is as follows at December 31, 1997 and 1996:

                                            1997      1996
  Tax computed at statutory rate         $ 68,902   $ 3,935
  State income tax                          6,687       579
  Surtax exemption                         (7,436)   (2,286)
                                         --------   -------
Provision for income taxes (benefit)     $ 68,153   $ 2,228

The Company has a net operating loss carryforward of approximately $563,400 that will expire in years beginning in 2004 as follows:

         2004             $  39,400
         2005               336,000
         2006               188,000
                          ---------
                          $ 563,400

The Company has determined that the likelihood of continued profitability for the year ended December 31, 1998 and beyond is reasonably possible and has recorded the benefit of the carryforward ($197,509) as provided for in FAS-109. The determination of the current portion of the deferred tax asset is based upon the Company's estimate of the expected utilization of the operating loss carryforward during the 1998 fiscal year.

Note 8.  Sales to major customers

The Company made sales in excess of 10% of its net sales to unrelated parties for the year ended December 31, 1997 to two companies aggregating $2,279,467 (76%) and in 1996 to one company aggregating $1,126,312 (57%). Additionally, the Company had open uncollateralized accounts receivable from these customers aggregating $144,377 and $87,295 at December 31, 1997 and 1996, respectively.

Note 9.  Gain from debt extinguishment

During the year ended December 31, 1996 the Company settled an aggregate of $61,451 of outstanding trade accounts payable, salary and expenses without cash expenditure.

Note 10. Commitments

Operating leases

The Company leases its facilities under operating leases through May 31, 1999. Minimum future rentals payable under the leases are as follows:

         Year            Amount
         ----            ------
         1998            56,218
         1999            12,000
                         ------
                       $ 68,218

Additionally, the Company rents certain equipment pursuant to short-term leasing arrangements.

Rent expense amounted to $190,217 and $173,763 for the years ended December 31, 1997 and 1996, respectively.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANTENNAS AMERICA, INC.


Date:   March 30, 1998      By: /s/ Randall P. Marx
        --------------------        --------------------------------------------
                                    Randall P. Marx, Chief Executive Officer and
                                    Principal Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 30, 1998          /s/ Richard L. Anderson
        --------------------        --------------------------------------------
                                    Richard L. Anderson, Director


Date:   March 30, 1998          /s/ Sigmund A. Balaban
        --------------------        --------------------------------------------
                                    Sigmund A. Balaban, Director


Date:   March 30, 1998          /s/ Randall P. Marx
        --------------------        --------------------------------------------
                                    Randall P. Marx, Director


Date:   March 30, 1998          /s/ Bruce Morosohk
        --------------------        --------------------------------------------
                                    Bruce Morosohk, Director


Date:   March 30, 1998          /s/ Kevin O. Shoemaker
        --------------------        --------------------------------------------
                                    Kevin O. Shoemaker, Director


Date:
        --------------------        --------------------------------------------
                                    James H. Shook, Director