Form 10QSB
period 1998-03-31
ANTENNAS AMERICA INC
filed 1998-05-15
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1998.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to __________

     Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Utah                                     87-0454148
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


4860 Robb Street, Suite 101,
   Wheat Ridge, Colorado                                  80033
                                                        ----------
                                                        (Zip Code)

                                 (303) 421-4063
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

As of March 31, 1998 the Registrant had outstanding 73,839,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes ______ No __X__

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
Part I                                                                      ----

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 1998                      3

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 1998 and 1997                                              4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1998 and 1997                                              5

         Note to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               7 - 8

         Forward Looking Statements                                           9


Part II

Item 6.  Exhibits and Reports on Form 8-K                                    10

                             ANTENNAS AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998

                 ASSETS                                         3/31/98
                 ------                                         -------
Current Assets:
         Cash                                               $    22,280
         Accounts Receivable                                    385,711
         Inventories                                            509,570
         Prepaid Expenses                                        77,977
         Tax Asset (NOL)                                        194,485
                                                                -------
                  Total Current Assets                        1,190,023

         Machinery & Equipment net of
           accumulated depreciation                             441,865

         Other Assets:
           Intangible Assets net of
           accumulated amortization                              45,417
          Deposits                                               10,612
                                                                 ------
                  Total Assets                              $ 1,687,917
                                                              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
         Loan Account                                       $   342,779
         Notes Payable                                          208,393
         Accounts Payable-Trade                                 508,774
         Other Accrued Liabilities                                5,844
                                                                  -----
                  Total Current Liabilities                   1,065,790

         Notes Payable, Officers                                136,301
                  Total Liabilities                           1,202,091
                                                              =========
Shareholders' Equity:
         Common stock, $.0005 par value,
           250,000,000 shares authorized,
           73,839,422 shares issued and
           outstanding.                                          36,920
         Paid-in Capital                                        800,714
         Subscriptions to Common Stock                           18,500
         Retained Earnings (deficit)                           ( 370,308)
                                                               ---------
                  Total Equity                                   485,826

         Total Liabilities and Equity                         $1,687,917
                                                              ==========

                             ANTENNAS AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                  3/31/98           3/31/97
                                                  -------           -------
Sales, Net                                       $842,784          $615,376
Cost of Sales                                     494,462           322,029
                                                  -------           -------
Gross Profit                                      348,322           293,347
Selling, General and
 Administrative Expenses                          322,415           227,027
                                                  -------           -------

         Income (loss) from Operations             25,907            66,320

         Other Income and (Expense):
  Interest Expense                                (17,014)          (14,898)
                                                  -------           -------
  Net Income
     before Income Taxes                            8,893            51,422
Income Tax                                          3,024            17,483
                                                    -----            ------

Net Income                                        $ 5,869          $ 33,939
                                                  =======          ========

Average Shares Outstanding                     73,839,422        73,539,422
                                               ----------        ----------

                             ANTENNAS AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                     1998                     1997
                                                 -------------            --------------

Net Income                                        $  5,869                  $ 33,939
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                    25,815                     8,400
   Interest added to note payable                    2,384                         -
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable      (58,026)                  (62,586)
   (Increase) decrease in inventory                 (1,016)                  (22,571)
   (Increase) decrease in deferred tax asset         3,024                    17,483
   (Increase) decrease in prepaid expenses          (2,237)                  (23,337)
   Increase (decrease) in accounts payable
    and accrued expenses
                                                    69,599                    34,376
                                                 -------------            --------------
   Total adjustments                                39,543                   (48,235)
                                                 -------------            --------------

Net cash provided by (used in)
  operating activities                              45,412                   (14,296)
                                                 -------------            --------------

Cash flows from investing activities:
   Patent acquisition costs                        (10,123)                   (3,762)
   Acquisition of plant and equipment              (57,645)                  (30,251)
                                                 -------------            --------------

Net cash used in investing activities              (67,768)                  (34,013)
                                                 -------------            --------------


Cash flows from financing activities:
   Proceeds from officer loans                           -                     7,651
   Repayment of officer loans                       (1,000)                        -
   Proceeds of new borrowing                         2,914                         -
   Repayment of notes and leases payable           (18,920)                   (4,368)
                                                 -------------            --------------

Net cash provided by (used in)
  financing activities                             (17,006)                    3,283
                                                 -------------            --------------

Decrease in cash                                   (39,362)                  (45,026)
Cash and cash equivalents,
  beginning of period                               61,642                    55,636
                                                 -------------            --------------

Cash and cash equivalents,
  end of period                                  $  22,280                 $  10,610
                                                 =============            ==============

                  See accompanying note to financial statements

                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998



In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-KSB for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-KSB.

                             ANTENNAS AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                       For the period ended March 31, 1998

                              RESULTS OF OPERATIONS


Revenues for the three month period ended March 31, 1998 were $842,784 as compared to $615,376 for the same period in 1997. The 37% increase in sales is primarily due to the increased sales of the Company's Freedom(TM) and Walldo(TM) local TV antenna systems.

The Company's net income for the three months ended March 31, 1998 was $5,869 compared with $33,939 for the period ended March 31, 1997. The decrease in profits for the period is attributable to a decrease in gross margin on sales for the period, the expenses associated with the development of several new antenna systems to be introduced in the second half of 1998, increases in depreciation and amortization expense primarily resulting from an increased amount of manufacturing equipment.

Gross profit on a quarterly basis varies due to a number of factors including product mix, fixed production costs and research and development expenses. Gross profit margin (gross profit divided by net sales) for the three month period ended March 31, 1998 was 41%, as compared with 48% for the three month period ended March 31, 1997. The decrease is attributable to lower margins associated with the product mix for the period and the pass-through purchases of certain components required by the Company's O.E.M. customers to manufacture certain conformal antenna systems for those customers' proprietary products. As the Company anticipates that a higher percentage of its future revenues may be to its O.E.M. customers with similar pass-through purchases of certain components, the gross profit margin can be expected to be affected similarly.


                               FINANCIAL CONDITION


Compared to December 31, 1997 the Company's total assets as of March 31, 1998 increased $60,846 to $1,687,917 with liabilities increasing from $1,147,114 to $1,202,091. Both the increases in total assets and liabilities are primarily due to an increase in inventory. The Company has hired a full-time purchasing manager and expects to increase its inventory turns throughout fiscal 1998 thereby lowering its overall inventory and associated costs. Shareholders' equity improved from $479,957 to $485,826, which is the a result of the net operating income for the period.

In addition to an increasing portion of revenues from O.E.M. products, the Company anticipates continued increases in sales of product to the consumer electronics marketplace through distributors. Consequently, the Company's future revenues will be more seasonable than in previous quarters. The Company is currently adjusting its overall operations to adapt to a more seasonal revenue stream. Therefore, although the Company continues to operate on a positive cash flow basis, the Board of Directors has authorized the issuance of a Private Placement of the Company's common stock to provide additional working capital to assist the Company with its fixed manufacturing, inventory and other costs to be incurred in anticipation of the Company's potential growth relating to its new and existing products.

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

                  None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANTENNAS AMERICA, INC.


Date:    May 14, 1998          By: /s/ Randall P. Marx
                                       -----------------------------------------
                                       Randall P. Marx
                                       Chief Executive Officer
                                       and Principal Financial Officer