Form 10QSB
period 1998-06-30
ANTENNAS AMERICA INC
filed 1998-08-14
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF   THE  SECURITIES
          EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1998.

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

As of June 30, 1998, the Registrant had outstanding 75,339,422 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                        Page No.

Part I

Item 1.   Financial Statements

          Balance Sheet as of June 30,1998.................................3

          Statements of Operations for the Three
          and Six Months Ended June 30, 1998 and 1997......................4

          Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997.....................................5

          Note to Financial Statements.....................................6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition....................7

          Results of Operations............................................7

          Financial Condition..............................................7

          Year 2000 Compliance.............................................8

          Forward Looking Statements.......................................9

Part II

Item 5.   Other Information...............................................10

Item 6    Exhibits and Reports on Form 8-K................................10

                             ANTENNAS AMERICA, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                     $    19,185
  Accounts receivable, trade                                   301,312
  Inventories                                                  434,601
  Prepaid expenses                                              89,030
  Deferred tax asset                                           102,000
                                                          ------------
Total current assets                                           946,128

Property and equipment, net                                    461,318
Other assets:
  Deferred tax asset, non-current                              155,302
  Intangible assets                                             46,332
  Deposits                                                      14,425
                                                          ------------
Total assets                                               $ 1,623,505
                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                      $   166,686
  Notes payable - others                                       210,748
  Current portion of leases payable                             45,405
  Accounts payable and accrued expenses                        504,741
                                                          ------------
Total current liabilities                                      927,580

Leases payable                                                  71,200
Notes payable - officer                                        136,501
                                                          ------------
Total liabilities                                            1,135,281

Stockholders' equity:
Common stock, $.0005 par value, 250,000,000
shares authorized, 75,339,422 shares issued
and outstanding                                                 37,670
Additional paid-in capital                                     922,900
Common stock options outstanding                                10,000
Accumulated deficit                                           (482,346)
                                                          ------------
      Total stockholders' equity                               488,224
Total liabilities and stockholders' equity                 $ 1,623,505
                                                          ============

See accompanying note to financial statements.

                             ANTENNAS AMERICA, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


                                            Three Months Ended                  Six Months Ended
                                                 June 30,                           June 30,
                                      ----------------------------        ----------------------------
                                        1998                1997            1998                1997
                                      --------            --------        --------            --------


Sales, net                           $  573,839          $ 744,606      $1,416,622          $1,359,982

Cost of sales                           321,512            401,787         815,976             699,103
                                     ----------         ----------      ----------          ----------

     Gross profit                       252,327            342,819         600,646             660,879

Selling, general and administrative
expenses                                400,991            266,649         723,408             518,389
                                     ----------         ----------      ----------          ----------

     Income (loss) from operations     (148,664)            76,170        (122,762)            142,490

Other income (expense):
  Interest expense                      (21,086)           (18,975)        (38,100)            (33,873)
                                     ----------         ----------      ----------          ----------

  Income (loss) before income taxes    (169,750)            57,195        (160,862)            108,617
  Income tax expense (benefit)          (57,717)            19,446         (54,693)             36,929
                                     ----------         ----------      ----------          ----------

     Net income (loss)                $(112,033)         $  37,749       $(106,169)         $   71,688
                                     ==========         ==========      ==========          ==========

Shares outstanding                   75,339,422         75,189,422      75,339,422          75,189,422


See accompanying note to financial statements.

                             ANTENNAS AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                            1998              1997
                                                          --------          -------
Net income (loss)                                        $(106,169)      $   71,687

  Adjustments  to reconcile  net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                           53,423           16,800
    Noncash expense for issuance of stock options           20,000                -
    Interest added to note payable                           4,816                -
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              26,373         (247,780)
    (Increase) decrease in inventory                        73,953          (81,480)
    (Increase) decrease in deferred tax asset              (54,693)          36,929
    (Increase) decrease in prepaid expenses                  6,710           (3,505)
    (Increase) decrease in other assets                     (3,813)          (9,833)
    Increase (decrease) in accounts payable and
        accrued expenses                                    59,722            8,778
                                                         ---------        ---------
       Total adjustments                                   186,491         (280,091)
  Net cash provided by (used in) operating activities       80,322         (208,404)
                                                         ---------        ---------

Cash flows from investing activities:
   Patent acquisition costs                                (13,735)          (7,981)
   Acquisition of plant and equipment                      (60,408)         (66,899)
                                                         ---------        ---------
Net cash used in investing activities                      (74,143)         (74,880)
                                                         ---------        ---------

Cash flows from financing activities:
  Repayment of bank note                                   (84,044)               -
  Proceeds of new borrowing                                      -          272,551
  Repayment of notes and leases payable                    (41,088)         (33,311)
  Proceeds from equipment refinancing                        8,160                -
  Repayment of officer loans                                (1,000)               -
  Proceeds from officer loan                                     -            7,151
  Proceeds from exercise of options, net                    69,336                -
  Common stock subscriptions                                     -           15,000
                                                         ---------        ---------
Net cash provided by (used in) financing activities        (48,636)         261,391
                                                         ---------        ---------

Decrease in cash                                           (42,457)         (21,893)
Cash and cash equivalents, beginning of period              61,642           55,636
                                                         ---------        ---------
Cash and cash equivalents, end of period                 $  19,185        $  33,743
                                                         =========        =========

Supplemental cash flow information:
  Cash paid for interest                                 $  29,008        $  33,661
  Cash paid for income taxes                             $       -        $       -

Non-cash investing and financing activities:
  Capital lease obligations incurred                     $  41,601        $       -
  Issuance of common stock options                       $  40,000        $       -
  Tax benefit related to stock options                   $   5,100        $       -


                 See accompanying note to financial statements.

                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

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

                             ANTENNAS AMERICA, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                        FOR THE PERIOD ENDED JUNE 30,1998


Results Of Operations

     The Company's net loss for the three and six months ended June 30, 1998 was $112,033 and $106,169, respectively, as compared with net income of $37,749 and $71,688, respectively, for the three and six months ended June 30, 1997. Operating results for the period were affected by several factors including the transition to a new antenna system for one of the Company's largest O.E.M. customers, the maintenance of production overhead despite the seasonal lag in sales of the local TV antenna systems, increased marketing costs, increases in general and administrative expenses incurred to support the Company's ongoing higher sales levels, and contractual investor relations consulting fees of $30,000 and certain one-time related costs amounting to an additional $37,000.

     Sales were $537,839 and $1,416,622, respectively, for the three and six month periods ended June 30, 1998, as compared to $744,606 and $1,359,982, respectively, for the three and six month periods ended June 30, 1997. The 4% increase in revenues year to date and the decrease in revenues in the second quarter were affected by the anticipated seasonal decrease in sales of the Company's local TV antennas and the transition to and subsequent lower cost of a new antenna system for one of the Company's largest O.E.M. customers. Sales of the new product were delayed in the second quarter due to the lead time required for certain components to build the product.

     Gross profit margin (gross profit divided by net sales) for the three months and six months ended June 30, 1998 decreased from 46% to 44% and from 49% to 42%, respectively, as compared to the three and six months ended June 30, 1997. This decrease is primarily attributable to the pass-through purchases of certain components required by the Company's O.E.M. customers to manufacture and assemble the customers' proprietary wireless products that include the Company's conformal antenna system. Historically, the Company has only sold its proprietary antenna system to its customers. However, as the Company expands its manufacturing capabilities, it is anticipated that its customers will request more turnkey assembly of components not manufactured by the Company. This will result in an overall lower gross profit margin as compared to prior periods.


Financial Condition

     Compared to December 31, 1997, the Company's total assets as of June 30, 1998, decreased $3,566 to $1,623,505. Liabilities decreased $11,833 to $1,135,281. Shareholders' equity improved from $479,957 to $488,224. The issuance and exercise of common stock options increased equity by $114,436 which was offset by the net loss for the period of $106,169.

     As of June 30, 1998, the Company continues to operate on a positive cash flow basis from its operations. However, due to the seasonal nature of several of the new products introduced by the Company in the same period last year, the Company is adjusting its operation to a more seasonal revenue stream. Management is in the process of determining the best way to increase the Company's capitalization to better meet the fluctuations and demand of the Company's new and existing products.

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as telephone systems, facsimile machines and production machinery. The Company currently is working with its equipment suppliers to confirm that this equipment is Year 2000 compliant. The Company believes that this review will be completed prior to year-end and that the cost of this review will be not be material. Until this review has been completed, the Company has no estimate of the cost to correct any deficiency in Year 2000 compliance for this equipment. The Company has completed its review of its accounting software and has confirmed that that software is Year 2000 compliant.

FORWARD LOOKING STATEMENTS

     This  report  contains  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward looking statements and the assumptions upon which the forward looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. See the Company's Annual Report on Form 10- KSB for additional statements concerning important factors, such as demand for products, manufacturing costs and competition, that could cause actual results to differ materially from the Company's expectations.

PART II - OTHER INFORMATION


Item 5. Other Information

     Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice on or before March 23, 1999. In addition, if the Company receives notice on or before March 23, 1999 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, on or before March 23, 1999, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal (the "Required Percentage"), which would be a majority of the Company's outstanding common stock or a majority of the shares of common stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of the Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.


Item 6. Exhibits And Reports On Form 8-K

                  (a)      Exhibits.

                           None

                  (b)      Reports on Form 8-K.

                           * A Form 8-K was filed on May 15, 1998 reporting the Company's May 14, 1998 press release announcing the results of operations for the first quarter of 1998.

                           * A Form 8-K was filed on May 20, 1998 reporting the Company's April 24, 1998 press release announcing that the Company had been notified by the U.S. Patent office that the pending patent application of an antenna assembly that includes use of an antenna circuit and associated cable as part of the antenna had been allowed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANTENNAS AMERICA, INC.


Date:  August 14, 1998                 By:   /s/ Randall P. Marx
                                                 ---------------------
                                                 Randall P. Marx
                                                 Chief Executive Officer
                                                 and Principal Financial Officer