Form 10QSB
period 1998-09-30
ANTENNAS AMERICA INC
filed 1998-11-13
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1998.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to __________

     Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Utah                                          87-0454148
 -------------------------------                -------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization                                No.)


4860 Robb Street, Suite 101,
Wheat Ridge, Colorado                                         80033
----------------------------                         -----------------------
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

As of September 30, 1998, the Registrant had outstanding 75,414,648 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____ No __X__

                             ANTENNAS AMERICA, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                        Page No.

Part I

Item 1. Financial Statements

     Balance Sheet as of September 30,1998...................................3

     Statements of Operations for the Three and Nine Months Ended
         September 30, 1998 and 1997.........................................4

     Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997.........................................5

     Note to Financial Statements............................................6

Item 2. Management's Discussion and Analysis of Results of Operations
       and Financial Condition...............................................7

     Results of Operations...................................................7

     Financial Condition.....................................................7

     Year 2000 Compliance....................................................8

     Forward Looking Statements..............................................9

Part II

Item 5. Other Information...................................................10

Item 6. Exhibits and Reports on Form 8-K....................................10

                             ANTENNAS AMERICA, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash                                                           $     44,177
  Accounts receivable, trade                                          410,404
  Inventories                                                         378,468
  Prepaid expenses                                                     59,199
  Deferred tax asset                                                  102,000
                                                                 ------------
     Total current assets                                             994,248

Property and equipment, net                                           443,655
Other assets:
  Deferred tax asset, non-current                                     145,333
  Intangible assets                                                    45,015
  Deposits                                                             14,425
                                                                -------------
Total assets                                                       $1,642,676
                                                                =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable - bank                                             $   225,959
  Notes payable - others                                              208,255
  Current portion of leases payable                                    59,353
  Accounts payable and accrued expenses                               426,254
                                                                 ------------
Total current liabilities                                             919,821

Leases payable                                                         70,851
Notes payable - officer                                               139,783
                                                                 ------------
Total liabilities                                                   1,130,455

Stockholders' equity:
 Common stock, $.0005 par value,
  250,000,000 shares authorized,
  75,414,648 shares issued and outstanding                             37,707
 Additional paid-in capital                                           927,513
 Common stock options outstanding                                      10,000
 Accumulated Deficit                                                 (462,999)
                                                                -------------
    Total stockholders' equity                                        512,221
                                                                -------------
Total liabilities and stockholders' equity                         $1,642,676
                                                                =============


                 See accompanying note to financial statements.

                             ANTENNAS AMERICA, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                            Three Months Ended                       Nine Months Ended
                                                               September 30,                            September 30,
                                                   ------------------------------------     ---------------------------------------
                                                         1998                1997                 1998                  1997
                                                   -----------------   ----------------     -----------------     -----------------

Sales, net                                             $  807,560        $  695,600            $2,224,112            $2,055,582

Cost of sales                                             451,258           383,584             1,267,234             1,112,106
                                                       ----------        ----------            ----------            ----------

     Gross profit                                         356,302           312,016               956,878               943,476

Selling, general and administrative                       329,893           274,339             1,053,301               763,309
                                                       ----------        ----------            ----------            ----------
  expenses

     Income (loss) from operations                         26,409            37,677               (96,423)              180,167

Other income (expense):
  Interest expense                                        (22,996)          (15,555)              (61,096)              (49,429)
  Other income                                             25,902                 -                25,971                     -
                                                       ----------        ----------            ----------            ----------

  Income (loss) before income taxes                        29,315            22,122              (131,548)              130,738
  Income tax expense (benefit)                              9,968             7,521               (44,726)               44,450
                                                       ----------        ----------            ----------            ----------

     Net income (loss)                                 $   19,347        $   14,601            $  (86,822)           $   86,288
                                                       ==========        ==========            ==========            ==========

Shares outstanding                                     75,414,648        73,189,422            75,414,648            73,189,422


                 See accompanying note to financial statements.

                             ANTENNAS AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                     1998                         1997
                                                                               ----------------             -----------------
Net income (loss)                                                                 $ (86,822)                   $  86,288
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                                    82,700                       25,200
    Noncash expense for issuance of stock and stock options                          34,650                            -
    Interest added to note payable                                                   12,686                        6,647
    Salary expense added to note payable                                              3,077                            -
    Gain from debt cancellation                                                     (24,862)                           -
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                      (82,719)                    (178,439)
    (Increase) decrease in inventory                                                130,086                     (110,769)
    (Increase) decrease in deferred tax asset                                       (44,724)                      44,450
    (Increase) decrease in prepaid expenses                                          26,541                        3,127
    (Increase) decrease in other assets                                              (3,813)                       7,639
    Increase (decrease) in accounts payable and
        accrued expenses                                                              5,478                       87,529
                                                                                  ---------                    ---------
       Total adjustments                                                            139,100                     (114,616)
  Net cash provided by (used in) operating activities                                52,278                      (28,328)
                                                                                  ---------                    ---------

Cash flows from investing activities:
   Patent acquisition costs                                                         (14,665)                      (4,228)
   Acquisition of plant and equipment                                               (68,241)                    (173,398)
                                                                                  ---------                    ---------
Net cash used in investing activities                                               (82,906)                    (177,626)
                                                                                  ---------                    ---------

Cash flows from financing activities:
  Repayment of bank note                                                            (24,771)                           -
  Proceeds of new borrowing                                                               -                      272,551
  Repayment of notes and leases payable                                             (62,506)                     (57,900)
  Proceeds from equipment refinancing                                                32,104                            -
  Repayment of officer loans                                                         (1,000)                     (43,138)
  Proceeds from exercise of options, net                                             69,336                            -
  Common stock subscriptions                                                              -                       15,000
                                                                                  ---------                    ---------
Net cash provided by financing activities                                            13,163                      186,513
                                                                                  ---------                    ---------

Decrease in cash                                                                    (17,465)                     (19,441)
Cash and cash equivalents, beginning of period                                       61,642                       55,636
                                                                                  ---------                    ---------
Cash and cash equivalents, end of period                                          $  44,177                    $  36,195
                                                                                  =========                    =========

Supplemental cash flow information:
  Cash paid for interest                                                          $  43,718                    $  42,782
  Cash paid for income taxes                                                      $       -                    $       -
Non-cash investing and financing activities:
  Capital lease obligations incurred                                              $  43,135                    $       -
  Issuance of common stock options                                                $  40,000                    $       -
  Issuance of common stock for directors' fees                                    $   4,650                    $       -
  Tax benefit related to stock options                                            $   5,100                    $       -


                 See accompanying note to financial statements.

                             ANTENNAS AMERICA, INC.
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results for the full year.

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

                             ANTENNAS AMERICA, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

Results Of Operations

     The Company's net results for the three and nine months ended September 30, 1998 were income of $19,347 and a loss of $86,822, respectively, as compared with net income of $14,601 and $86,288, respectively, for the three and nine months ended September 30, 1997. The 33% increase in income for the three month period ended September 30, 1998 is attributable to a 16% increase in revenues and the in-house manufacturing of certain components that were outsourced in the same period last year. Operating results for the nine month period were affected by several factors including the transition to a new antenna system for one of the Company's largest O.E.M. customers, the maintenance of production overhead despite the seasonal lag in sales of the local TV antenna systems, increased marketing costs, increases in general and administrative expenses incurred to support the Company's ongoing higher sales levels, and contractual investor relations consulting fees of $30,000 and certain one-time related costs amounting to an additional $47,000.

     Sales were $807,560 and $2,224,112, respectively, for the three and nine month periods ended September 30, 1998, as compared to $695,600 and $2,055,582, respectively, for the three and nine month periods ended September 30, 1997. These results reflect the Company's increase in sales to O.E.M. and commercial customers. The Company's planned introduction of its new line of local TV antennas was delayed until the first quarter of 1999, and therefore there was not an increase in sales of local TV antennas for the 1998 periods. This delayed introduction of these new products is anticipated to result in sales for the fourth quarter of 1998 being at approximately the same level as sales for the third quarter.

     The Company has recently announced that some of its commercial consumer products will be sold under the GE brand name through Jasco Products beginning in January 1999. With this important development the Company is working to develop additional products to expand its consumer electronics business that could provide both short term and long term opportunities to the Company.

     Gross profit margin (gross profit divided by net sales) varies on a quarterly basis due to a number of factors, including product mix, production volume for certain of the Company's O.E.M. customers and new product start up costs. Gross profit margins in 1998 have been reduced by the pass-through purchases of certain components required by the Company's O.E.M. customers to manufacture and assemble the customers' proprietary wireless products and offset by the increase in profit margins due to the investment in manufacturing equipment to manufacture certain components previously outsourced by the Company. For the three months and nine months ended September 30, 1998, gross profit margin was 44% and 43% as compared to 45% and 46%, respectively, for the three and nine months ended September 30, 1997.

Financial Condition

     Compared to December 31, 1997, the Company's total assets as of September 30, 1998, increased $15,605 to $1,642,676. Liabilities decreased $16,659 to $1,130,455. Stockholders' equity improved from $479,957 to $512,221. The issuance of common stock and options and the exercise of options increased equity by $119,086 which was offset by the net loss for the period of $86,822.

     As of September 30, 1998, the Company continues to operate on a positive cash flow basis from its operations. However, due to the seasonal nature of several of the new products introduced by the Company in the same period last year, the Company is adjusting its operation to a more seasonal revenue stream. Management is in the process of determining the best way to increase the Company's capitalization to better meet the fluctuations and demand of the Company's new and existing products.

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs or equipment using internal programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporar y inability to send invoices or engage in normal business activities or to operate equipment such as telephone systems, facsimile machines and production machinery.

     To date, the Company has reviewed its financial accounting software and system and has determined it is fully Year 2000 compliant. The Company has also been informed by vendors that major pieces of office and production equipment used by the Company are Year 2000 compliant. The Company has requested documentation to support these assurances. There are two other key pieces of production equipment used in the Company's manufacturing process that have not been reviewed. For one piece, its functions may be performed manually so that the Company does not believe it would be materially harmed if this piece of equipment is not Year 2000 compliant. The other piece cannot be replaced with manual processes but the functions performed by this equipment could be subcontracted out if necessary at a cost that the Company does not believe would be materially greater than the Company's cost of performing these functions. It is anticipated that the Company's review of these pieces of equipment will be completed by the end of this year.

     The Company has initiated a review of its relationships with suppliers and vendors to determine if there will be an impact to the Company's operations due to a Year 2000 issue with a vendor's or supplier's system. The Company does not rely on any sole source vendors, and most items can be obtained from alternate sources if a preferred supplier is not able to meet the Company's needs. Because this review is not completed, the Company has not yet developed a contingency plan for any vendors that may not be Year 2000 compliant. The Company anticipates that its contingency plan will include utilizing alternate suppliers and vendors. Using alternate vendors may not be efficient for some products though, due to required set up time for a new vendor. This vendor and supplier review and a related contingency plan is expected to be completed by the end of the first quarter of 1999.

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

                                        ANTENNAS AMERICA, INC.


Date: November 13, 1998                 By: /s/ Randall P. Marx
                                                ---------------------
                                                Randall P. Marx
                                                Chief Executive Officer
                                                and Principal Financial Officer