Form 10-K
period 1998-12-31
ANTENNAS AMERICA INC
filed 1999-04-01
CIK 826326

U. S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____.


                             ANTENNAS AMERICA, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                  Utah                                    87-0454148
  ---------------------------------                   -------------------
  (State  or  other jurisdiction of                   (I.R.S.  Employer
    incorporation or organization)                    Identification No.)


 4860 Robb  Street, Suite  101,   Wheat  Ridge,  Colorado 80033, (303) 421-4063
 ------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                 (303) 421-4063
                           ---------------------------
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     (None)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                          $.0005 par value common stock

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No_____

Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Issuer's revenues for its most recent fiscal year: $2,926,728

As of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $4,443,088. This calculation is based upon the average of the closing bid price of $.07 and ask price of $.09 of the stock on March 23, 1999.

The number of shares of the Registrant's $.0005 par value common stock outstanding as of March 23, 1999 was 75,382,957.

                                     PART 1
Item 1.  Business

         Business Development. The Company was organized under the laws of the State of Utah under the name Westcliff Corporation on September 30, 1987. In January 1989, the Company completed a small initial public offering. In April 1989, the Company merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988 and had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. Pursuant to the merger, Antennas America, Inc. was merged into the Company, all the issued and outstanding stock of Antennas America, Inc. was converted into shares of the Company's common stock, and the Company's name was changed to Antennas America, Inc. Also in April 1989, the Company effected a one-for-four reverse split so that each four outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this report to the number of shares of the Company's common stock have been adjusted for the effect of the one-for-four reverse split.

         Business Of The Company. The Company's operations consist of the design, development, manufacture, marketing and sale of a diversified line of antennas and related wireless communication systems, including conformal and phased array antennas.

Principal Products
                               Conformal Antennas

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

         Several derivative products of this antenna design have been developed for special applications and OEM (original equipment manufacturer) customers. For the fiscal year ended December 31, 1998, the patented decal antenna and other conformal derivatives of the decal antenna accounted for approximately 55 percent of the Company's sales.

                                  GPS Antennas

         The Company has developed a proprietary flat GPS system that integrates with a GPS receiver. GPS receivers communicate with several globe-circling satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military and more recently in boats and planes, for surveying purposes, and even by hikers. Accurate to within approximately 100 yards, there are several types of GPS systems, some of which are the size of a car phone and are very easy to use. The Company anticipates marketing its GPS antenna products on an OEM basis for the purposes of fleet management and in-vehicle mapping systems.

                                   F Antennas

         In February 1999, the Company announced the introduction of a new antenna system designed to provide wireless access to the Internet and other data for laptop computers. Utilizing its experience in designing conformal antenna systems, the Company's new F800 and F900 antennas are powerful yet flexible antenna systems which can be installed directly on the computer and are connected to a wireless modem inserted in the computer's PCMCIA slot. The main design parameter of the antenna is its flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. The Company will market the new F800 and F900 series antenna systems along with its existing commercial wireless channels to existing and new OEM customers.

                      Flat Panel and Phased Array Antennas

         The flat panel and phased array antennas are flat antennas that typically incorporate a group of constituent antennas all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from microwave transmitters or satellites. The Company is currently developing and selling various versions of these antennas to private, commercial and governmental entities. The Company's three primary projects for this antenna design are (i) the "off-air" antennas for local television reception, (ii) the flat panel receive and transmit antennas for Micron Communications, a subsidiary of Micron Technologies Inc. ("Micron"), and (iii) the 2.4 GHz spread spectrum wireless communications antennas.

         Off-Air Antennas For Local Reception With Satellite And Other TV. Home satellite television systems recently have become extremely popular and affordable. The single biggest drawback to the 18" home TV satellite system is that the viewer cannot receive local TV broadcasts from the satellite system. U.S. federal law prohibits subscribers to satellite services from receiving local channels or other network programming from the satellite provider if those networks are available using a VHF/UHF antenna. In order to receive local TV broadcasts, the viewer must resort to installing outdated receive equipment which typically includes "rabbit ears" or the conventional "yagi" roofmount antenna. In December 1996, the Company introduced two new flat conformal antenna systems to provide local TV reception where digital satellite systems are used. These antennas combine the Company's conformal and phased array technology.

         The Company's FREEDOM(TM) Antenna System is a flat VHF/UHF TV antenna that provides local TV reception and attaches to the back of the satellite dish so that it is virtually invisible when installed. Designed to be inconspicuous, the FREEDOM(TM) Antenna is an ideal solution to the problem of local TV program reception with the popular 18" dishes.


         The WALLDO(TM) Antenna System is a flat VHF/UHF TV antenna, measuring 15 1/2"x 13" x 2", which attaches to a house or other structure and provides local TV reception. This antenna is designed so that it conceals the fact that an outdoor antenna has been installed. Both the FREEDOM(TM) and the WALLDO(TM) antennas are omnidirectional and work in locations where a medium gain antenna is required, which is generally within a 25 mile radius of the local TV stations' transmitters. Because the WALLDO(TM) antennas can be attached to the side of a house or to other structures, the Company markets the antenna as the solution to the problem of antenna installations on rooftops where there may be limitations due to zoning codes, covenants, or homeowner restrictions or where there is the need for a more aesthetically pleasing solution.

         New Low Profile Local TV Antennas. In January 1999, the Company began producing and delivering three new low profile antennas to receive local TV broadcasts. These antennas use a revolutionary electromagnetic antenna design to maximize installation flexibility and yield longer range reception of off-air (VHF/UHF) signals. Unlike conventional dipole antennas, this new design can receive signals in both vertical and horizontal planes with minimum cross-polarization loss. This highly efficient design allows for a low profile antenna solution that provides numerous installation options. The antenna has a built-in switchable amplifier and can be painted to match its environment. At the present time the Company is marketing three versions of the new low profile antenna system: indoor/outdoor, mid-range outdoor and long-range outdoor. The indoor/outdoor product is unique in that when used indoors it is designed to fit inconspicuously in the more popular home entertainment systems. The outdoor versions consist of a mid-range and long-range outdoor antenna system. The Company will market the new low profile antenna systems along with its other local TV antennas.

         Flat Panel Antennas for Micron Communications. By modifying its existing line of flat panel and phased array antenna designs, the Company has developed and submitted prototype antennas for approval and possible incorporation into Micron Communication's Microstamp(R) program. Micron's Microstamp(R) product is a small remote intelligence device that can store 256 bytes of data and communicate by remote antennas with a host computer from up to 40 feet away. Typical applications for the Microstamp(R) product include automatic fuel dispensing, airline baggage tracking, automated warehouse solutions and personnel ID and access control.

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

                                 Other Antennas

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

Marketing And Distribution

         The Company's commercial line of antennas is marketed by the Company directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. The Company markets its diversified proprietary designs to its existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows and field visits. The Company also provides individual catalog and specification brochures describing existing products. The same brochures are used to demonstrate the Company's capabilities to develop related products for OEM and other commercial customers. The Company introduced its Internet web site,
www.antennas.com, in late 1997. This web site includes information about the Company's products and background as well as financial and other stockholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view the Company as a potential source for diversified antenna solutions. The Company expects to continue to receive inquiries through the web site that will be pursued by the Company's in-house sales personnel. To help customers get answers quickly about its products, the Company has established a toll-free telephone number administered by its customer service personnel from 8:00 a.m. to 5:00 p.m. MST. All the Company's products are currently made in the U.S.A., which the Company considers to be a marketing advantage over most of its competitors. Many of the products developed by the Company are currently being marketed internationally. The Company currently has seven international distributors marketing its products in 12 countries.

         In March 1998, the Company announced that it had agreed with Jasco Products, Inc. ("Jasco"), based in Oklahoma City, Oklahoma, for Jasco to market the Company's local TV antennas. Under the arrangement, Jasco is responsible for the mass-marketing and distribution of the antennas to retail accounts in the United States, including product literature, in-store point of purchase displays, and other related marketing services to these customers. Jasco serves as the exclusive distributor of the Company's Dishmate(TM), Optima(R) and MAX antennas to consumer electronics retail customers in the United States, Mexico and Central America. The Company's distribution agreement with Jasco expires in October 2003, subject to renewal for up to two additional years. Jasco has obtained, effective January 1, 1999, exclusive marketing and distribution rights to the "GE" brand of consumer electronic accessories for the United States, Mexico, and Central America. In October 1998, the Company announced that certain of its products, including the Dishmate(TM), Optima(R) and recently introduced MAX local TV antennas, would be marketed on a non-exclusive basis by Jasco under the GE name beginning January 1, 1999.

Production

         Due to changes made recently to its production operations, including investments in manufacturing equipment and facilities, the manufacturing of the Company's products has been more under the control of the Company than ever before. The Company now produces most of the customized items it uses to manufacture its products excluding cable, connectors and other generic components. It is anticipated that these changes will allow the Company to be more efficient and more responsive to customers, will lower the overall cost of production, and will better allow the Company to take advantage of more opportunities in the wireless communications market.

Research And Development

         Research and development costs are charged to operations when incurred and are included in operating expenses except when specifically contracted by the Company's customers. Except for salaries of engineering personnel involved in research and development, the Company's research and development costs have not been material. The Company's research and development personnel develop products to meet specific customer, industry and market needs that the Company believes will compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and the Company enforces strict quality requirements on components received from non-Company manufacturing facilities. The Company has experienced delays in the development of new products. For example, delays in the development of certain new products in 1998 subsequently led to a delay in the introduction of those products until the first quarter of 1999. These delays had an adverse affect on revenues and earnings for the period. There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

Employees

         The Company currently has 41 full time employees including Randall P. Marx, Chief Executive Officer and Treasurer, Kevin O. Shoemaker, Chief Scientist, and Richard L. Anderson, Vice President of Administration and
Secretary. Each of Messrs. Marx, Shoemaker and Anderson is a director of the Company.

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

Government Regulations

         The Company is subject to government regulation of its business operations in general, and the telecommunications industry also is subject to regulation by federal, state and local regulatory and governmental agencies. Under current laws and the regulations administered by the Federal Communications Commission, there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. The Company believes that its antennas that also transmit signals are in compliance with current laws and regulations. Current laws and regulations are subject to change and the Company's operations may become subject to additional regulation by governmental authorities. A change in either statutes or rules may have a significant effect on government regulation of the Company's business.

Patents

     Kevin O. Shoemaker, the Company's Chief Scientist, is the record owner of a U.S. patent, subject to annual renewal fees, valid through the year 2007, for microstrip antennas and multiple radiator array antennas. Mr. Shoemaker also is the record owner of a U.S. patent for a serpentine planar broadband antenna valid through the year 2011. This is the design that the Company uses for some of its conformal antennas, including the vehicular disguised decal antennas and related products. In addition, Mr. Shoemaker and Randall P. Marx, the Company's Chief Executive Officer, are the record owners of patents relating to the technique and design of the Company's FREEDOM(TM) and WALLDO(TM) local TV, VHF/UHF antenna systems and one covering the process used to manufacture certain of the Company's flat planar antennas. Furthermore, Mr. Shoemaker and Mr. Marx have been notified by the U.S. Patent Office that the pending patent application for the conformal FREEDOM(TM) antenna for the RCA style satellite dish has been approved which brings the total number of patents of the Company to five, with two addition applications under consideration. Mr. Shoemaker and Mr. Marx each has permanently assigned to the Company all of his respective rights in these and all other antennas that have been and will be developed while he is employed by the Company. The Company seeks to protect its proprietary products, information and technology through reliance on confidentiality provisions and, when practical, the application of patent, trademark or copyright laws. There can be no assurance that such applications will result in the issuance of patents, trademarks or copyrights of the company's products, information or technology. The inability of the Company to be able to patent all its products or processes may be an impediment to its capability to exploit certain expanding markets. Even with patents granted, they may not provide effective protection against competitors.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

         Forward-Looking Statements. This Prospectus includes "forward-looking statements" within the meaning of Section 21E of the Securities Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Annual Report, including without limitation under "ITEM 1. Business-Principal Products", "Marketing and Distribution", "Production", "Research and Development", "Competition", "Governmental Regulations" and "Patents", and "ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations will prove to have been correct.

         Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the following "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

         Cautionary Statements. In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. Previous Losses. From the time that the Company was formed in September 1987 through the fiscal year ended December 31, 1992 and again for the year ended December 31, 1998, the Company incurred losses from operations. The Company operated profitably during each of the fiscal years ended December 31, 1993 through 1997. Profits for some of these periods were marginal, and there is no assurance that the operations of the Company will be profitable in the future. See the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

2. Rapid Changes In Technology. The Company does business in the antenna and communications industries. These industries are characterized by rapidly developing technology and there is no assurance that the Company will be able to keep pace with development in technology. If the Company is not able to keep pace with developments in technology, the Company's competitors may be able to offer better products and attract customers away from the Company. The Company engages in research and development in order to keep pace with changes in technology. The costs and expenses associated with this research and development increase the Company's overall costs and reduce the Company's potential profits or increase the Company's losses.

3. Protection Of Product Design. The Company attempts to protect its product designs by obtaining patents, when available, and by manufacturing the Company's products in a manner that makes reverse-engineering difficult. These protections may not be sufficient to prevent the Company's competitors from developing products that perform in a manner that is similar to or better than the Company's products. Competitors' success may result in decreased margins and product sales for the Company.

4. Limited Financial Resources. The limited financial resources available to the Company restrict the Company's ability to grow. In order to develop new products to effectively compete in the satellite communications, antenna and microwave industries, the Company requires capital in excess of any cash flow generated from the Company's current operations. Limited financial resources for these purposes may put the Company at a competitive disadvantage as other companies develop new products that make the Company's products obsolete. This may result in decreases in the Company's revenues and in operating losses for the Company.

5. Competition. The satellite communications, antenna and microwave industries are highly competitive and the Company competes with substantially larger companies in the production and sale of antennas. These competitors have larger sales forces, more highly developed marketing programs, and more administrative and service personnel than the Company. These larger competitors also have greater financial resources available for research and development and marketing of products competitive to the Company's products. The Company's competitive disadvantages make it more difficult for the Company to develop, market and sell the Company's products. The Company believes, however, that it will have certain advantages in developing and marketing products utilizing more cost-effective technology, to undertake smaller projects, and to respond to customer requests more quickly than larger competitors. There is no assurance that these beliefs will prove correct.

6. Availability Of Labor. The Company produces and assembles its products at its own facility and is dependent on efficient workers for these functions. There is no assurance that efficient workers will continue to be available to the Company at a cost consistent with the Company's budget. Low unemployment rates in the Denver, Colorado region may have an adverse affect on the Company's ability to obtain qualified workers at a reasonable cost.

7. Dependence On Key Personnel. The success of the Company is largely dependent upon the efforts of its executive management, including Randall
     P. Marx, Chief Executive Officer of the Company. The loss of the services of any of the Company's executive management could be detrimental to the Company because there is no assurance that the Company could replace any of these personnel adequately at an affordable compensation level.

8. Government Regulation. The Company is subject to government regulation of its business operations in general. In addition, the Company's antenna products that are designed to send signals are subject to regulation by the Federal Communications Commission. Changes in laws or regulations may cause the Company's cost of compliance with these laws or regulations to increase which would reduce the Company's potential profit, or increase the Company's losses.

9. Inactive Trading Of The Common Stock; Possible Volatility Of Stock Price. There is an extremely limited public market for the common stock, and there is no assurance that this market will be sustained or will expand. The prices of the Company's securities are highly volatile. Many brokerage firms have internal rules prohibiting their brokers from engaging in transactions with low-priced stock. In addition, some brokerage firms may not deal with low priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining the market for the Company's securities.

     For the foreseeable future, trading in the Company's securities, if any, will occur in the over-the-counter market, and the securities will be quoted on the OTC Bulletin Board. The closing quotes for the common stock on March 23, 1999 were $.07 bid and $.09 asked. The Company does not anticipate that its common stock will qualify for listing on the Nasdaq Stock Market in the near future. As a result, holders of the Company's securities may be unable to sell their securities when they wish to do so, if at all.

10. Regulation Of Trading In Low-Priced Securities May Discourage Investor Interest. Trading in the Company's common stock is subject to the SEC's "penny stock" rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company believes that the penny stock rules discourage investor interest in, and limit the marketability of, the common stock of the Company.

     The penny stock rules would not be applicable to the Company's common stock if the common stock were trading at a price of at least $5 per share, if the Company's net tangible assets were at least $2 million, if the Company had average annual revenue of at least $6 million for a three-year period, or if the Company's common stock were listed on the NASDAQ Stock Market. The Company intends to attempt to make its common stock exempt from the penny stock rules, but it may not be able to qualify for an exemption.

Item 2.  Properties

         The Company is the tenant in a three year lease through May 15, 2000 on 5,100 square feet of office space and 17,500 square feet of production space in Wheat Ridge, Colorado at a cost of approximately $15,600 per month. The Company also is obligated to pay for all utilities, taxes and insurance on the production space. The property is in good condition.

Item 3.  Legal Proceedings

         On February 9, 1998, Mega Circuits, Inc. filed suit against the Company for payment of approximately $33,000 for components allegedly billed to the Company, some of which were used for the Company's passive repeater antenna system that the Company was forced to recall in 1996. In its answer, the Company denied any liability to Mega Circuits, asserted a number of defenses based on Mega Circuits' failure to deliver proper products ordered by the Company, and asserted a counter claim for damages resulting from, among other things, the recall of several thousand of the Company's passive repeater antennas in fiscal 1996. The Company and Mega Circuits agreed to settle this lawsuit upon the payment by the Company to Mega Circuits of $17,500. This amount was paid during the fourth quarter of 1998.

         On August 6, 1997, the Company filed a lawsuit against Terk Technologies Corporation, Neil Terk, Tom Jensen & Associates, Tom Jensen, and Robert A. Hodge, Jr. for false and/or misleading representations regarding the Company's local TV antennas. Terk Technologies Corporation is a competitor of the Company. The suit was filed in the United States District Court for the Northern District of Illinois. The suit includes related supplemental claims for consumer fraud under the Illinois Consumer Fraud and Deceptive Trade Practices Act, deceptive trade practices under the Illinois Deceptive Trade Practices Act, and tortuous interference with prospective economic advantage, unfair competition and trade disparagement under Illinois common law. The lawsuit relates to a report which the Company alleges falsely disparages Antennas America, Inc.'s local TV antennas. Two distributors of the Company's products, Jasco Products Company, Inc. and MITO Corporation, joined the lawsuit as plaintiffs.

         In May 1998, Terk Technologies Corporation filed a counterclaim against the Company alleging that the Company engaged in false and/or misleading representations in violation of the Lanham Act, a federal law concerning patents and trademarks, and in consumer fraud in violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act. The counterclaim seeks unspecified damages, including costs and punitive damages. The counterclaim also requests that the Company withdraw and correct alleged deceptive statements attributed to the Company. The Company filed an answer to the counterclaim denying the allegations and denying that the Company was responsible for the statements attributed to the Company.

         In October 1998, the Court dismissed the action while allowing the Company to file a pretrial order with the Court setting forth the basis for trying the case. In January 1999, the case was reinstated. The Company is now proceeding with the discovery process from the defendants in this case.

Item 4.  Submission of Matters to a Vote of Security Holders

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

Trading in the Company's securities is very limited and prices are highly volatile. Quotations provided below for the past two fiscal years are the inter-dealer quotations provided by the National Quotations Bureau, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                  Common Stock
                                  ------------
                                          Bid
                                          ---
Quarter Ended                   High               Low
-------------                   ----               ---

March 31, 1997 ............     .20               .06
June 30, 1997 .............     .06               .04
September 30, 1997 ........     .12               .03
December 31, 1997 .........     .09               .04
March 31, 1998 ............     .165              .05
June 30, 1998 .............     .125              .075
September 30, 1998 ........     .10               .04
December 31, 1998 .........     .045              .0175

         On March 23, 1999, the closing bid and asked prices for the Company's common stock were $.07 and $.09 respectively. On December 31, 1998, the number of Shareholders of record of the Company was 337. The Company has not declared or paid any cash dividends on its common stock since its formation and does not presently anticipate paying any cash dividends on its common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

                                                            December 31,
                                                            ------------
                                                          1998         1997
                                                       ---------    ---------
Components of Working Capital (Deficit)
         Cash ......................................   $  17,555    $  61,642
         Accounts Receivable .......................     336,732      327,685
         Inventory .................................     300,366      508,554
         Other Current Assets ......................      21,938       72,469
         Accounts Payable ..........................    (351,793)    (415,377)
         Notes Payable and Capital Lease Obligations    (370,348)    (504,535)
         Notes Payable - Officers ..................     (33,274)         -0-
         Other Current Liabilities .................     (77,548)     (29,642)
         Total Working Capital (Deficit) ...........    (156,372)      20,796


         The $177,168 decrease in working capital was primarily due to a decrease in inventory reflecting a $60,000 inventory write-off, $30,000 inventory reserve and better inventory management resulting in more inventory turns. Better inventory management also led to a decrease in accounts payable. Also contributing to the decrease in working capital were a decrease in cash and other current assets which were offset by the reclassification of $113,000 of liabilities from current to long term.

         The Company had total assets of $1,480,905 as of December 31, 1998 as compared with $1,627,071 as of December 31, 1997, or a 9.0% decrease from the prior year. Total liabilities were $1,126,283 as of December 31, 1998 as compared with $1,147,114 as of December 31, 1997, or a 1.8% decrease. The decrease in total assets is primarily due to the inventory write off of $60,000 and inventory reserve of $30,000; more inventory turns resulting in less inventory at the end of the period; and a decrease in cash.

         The Company's net worth was $354,622 as of December 31, 1998 as compared with $479,957 as of December 31, 1997. The issuance of common stock and options for certain administrative expenses and the exercise of options increased equity by $119,386 which was offset by the net loss for the period of $244,726. As a result of past operations, the Company has an income tax operating loss carryforward of approximately $1,025,000. The Company has determined the likelihood of profitability for the year ending December 31, 1999 and future years thereafter and has recorded a $335,373 benefit for net operating loss carryforward as provided for in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, that it reasonably expects to use.

         The Company's ability to generate sales revenues is dependent upon its ability to create new products through the funding of research and development and to satisfy product orders by paying for materials and overhead required in the production process. On May 23, 1997, the Company secured a credit facility with Norwest Business Credit, Inc., a subsidiary of Norwest Bank, Minneapolis, Minnesota. The credit facility was a $500,000 revolving loan secured by the Company's accounts receivable, inventory and equipment. Effective January 31, 1999, this facility was terminated by Norwest Business Credit and on February 1, 1999, the Company entered into an account purchase agreement with another division of Norwest Business Credit. This agreement allows the Company to be advanced 85% of certain approved receivables at a cost of 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. The maximum rate charged is 9% of the receivable value. Norwest Business Credit advances the funds on a non-recourse basis and upon payment by the customer pays the non-factored amount to the Company, less the factoring fees. As with the credit facility, the Company is using the proceeds for working capital, capital expenditures associated with its product development, and for general corporate purposes.

         Effective February 16, 1999, an agreement was entered into with Jasco Products, the Company's distributor for the Dishmate(TM), Optima(R) and MAX antennas. Under this agreement, Jasco advanced the Company $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and the Company granted Jasco options to purchase 500,000 shares of stock at a price of $.03 per share. The note will be paid back through a reduced price on product and interest will be paid monthly. The funds advanced by Jasco are being used for working capital purposes.

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

                              Results of Operations

         Fiscal Year Ended December 31, 1998 Compared To Fiscal Year Ended December 31, 1997

         For the year ended December 31, 1998, the Company's total revenues were $2,926,728 as compared with $3,012,266 for the prior year. The 2.8% decrease in revenues is primarily attributable to the delay of the Company's planned introduction of its new line of local TV antennas until the first quarter of 1999, and therefore there was not an increase in sales of local TV antennas for 1998.

         The Company's net results decreased to a $244,726 net loss from net income of $134,500 for 1997. The loss was attributable to several factors including the transition to a new antenna system for one of the Company's largest OEM customers, the maintenance of production overhead despite the seasonal lag in sales of the local TV antenna systems, increased marketing costs, increases in general and administrative expenses incurred to support the Company's additional infrastructure, and contractual investor relations consulting fees of $30,000 and certain one-time related costs amounting to an additional $57,000.

         The increase in selling, general and administrative expenses to $1,301,421 in 1998 from $850,536 in 1997 is attributable to the previously mentioned contractual investor relations fees, increases in administrative and sales salaries, additional legal fees associated with a lawsuit against a competitor, and higher depreciation related to capital additions in 1998 and the last half of 1997.

         Interest expense increased by $11,544 for 1998 over 1997. The increase is primarily attributable to the costs associated with the capital leases the Company entered into during 1997 and 1998 for software, manufacturing and office equipment.

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

         The Company has initiated a review of its relationships with suppliers and vendors to determine if there will be an impact to the Company's operations due to a Year 2000 issue with a vendor's or supplier's system. The Company does not rely on any sole source vendors, and most items can be obtained from alternate sources if a preferred supplier is not able to meet the Company's needs. Because this review is not completed, the Company has not yet developed a contingency plan for any vendors that may not be Year 2000 compliant. The Company anticipates that its contingency plan will include utilizing alternate suppliers and vendors. Using alternate vendors may not be efficient for some products though, due to required set up time for a new vendor. This vendor and supplier review and a related contingency plan is expected to be completed in the first half of 1999. Costs to date to become Year 2000 compliant and expected costs in the future are not anticipated to be significant.

Item 7.  Financial Statements

         The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company filed a Form 8-K dated January 6, 1999 reporting the change in its independent public accountants to Ernst & Young LLP from James E. Scheifley & Associates, P.C. The information in the 8-K report is incorporated herein by reference.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

          Name                  Age          Position with the Company            Director Since
     ------------------------   ---  ---------------------------------------      --------------
     Randall P. Marx ........   46   Chief Executive Officer; Treasurer; and          1990
                                     Director

     Kevin O. Shoemaker .....   44   Chief Scientist and Director                     1989

     Richard L. Anderson ....   50   Vice President; Secretary; and Director          1994

     Julie H. Grimm .........   32   Chief Financial Officer                          --

     Bruce Morosohk .........   40   Director                                         1989

     Sigmund A. Balaban .....   57   Director                                         1994

     Donald A. Huebner ......   54   Director                                         1998


         Randall P. Marx has served as Chief Executive Officer since November 1991, as a director since May 1990, and as Treasurer since December 1994. From May 1990 until November 1991, Mr. Marx advised the Company with respect to marketing matters. From 1989 to 1991, Mr. Marx served as a consultant to three domestic and international electronic companies. His responsibilities consisted primarily of administration, finance, marketing and other matters. From 1983 until 1989, Mr. Marx served as President of THT Lloyd's Inc., Lloyd's Electronics Corp. and Lloyd's Electronics Hong Kong Ltd., international consumer electronics companies. THT Lloyd's Inc. purchased the Lloyd's Electronics business from Bacardi Corp. in 1986. Prior to 1983, Mr. Marx owned a sales and marketing company involved in the consumer electronics business.

         Kevin O. Shoemaker served as the Chairman of the Board of the Company from 1989 to March 1999. He also served as Executive Vice President from May 1990 until November 1991 and as President from November 1991 until April 1994. Mr. Shoemaker's prior employment included serving as a design engineer for Martin Marietta Aerospace, an aerospace defense contractor, and as a technical specialist for Ball Aerospace Systems, an aerospace contractor.

         Richard L. Anderson has served as a director of the Company since December 1994. From March until December 1995, he served as a part-time consultant to assist with the general operations of the Company. Since January 1996, Mr. Anderson has served as Vice President of Administration for the Company, and as of March 1998, he has held the position of Secretary. From 1990 to 1995, Mr. Anderson served as an independent financial contractor underwriting residential and commercial real estate first mortgage credit packages. From October 1985 until March 1990, Mr. Anderson served as Senior Vice President, Administration of Westline Mortgage Corporation, a Denver, Colorado based mortgage loan company that was a subsidiary of Bank Western Federal Savings. Prior to October 1985, Mr. Anderson served as Vice President, Human Resources for Midland Federal Savings.

         Julie H. Grimm has been the Chief Financial Officer of the Company since May 1998. From 1997 to 1998, Ms. Grimm, a Certified Public Accountant, was the Accounting Manager for Qwest Communications, a telecommunications company based in Denver. From 1991 to 1997, Ms. Grimm was employed by Harris Corporation, a Florida-based electronics manufacturing company, as the Financial Audit Manager. Prior to April 1991, Ms. Grimm was with Ernst & Young LLP, in Atlanta, Georgia, serving clients in the manufacturing industry.

         Bruce Morosohk has served as a director of the Company since 1989. He also served as Secretary from 1988 until March 1998 and as Treasurer from November 1991 to December 1994. From 1980 until 1991, Mr. Morosohk was employed by R. Greenberg and Associates, a private film production firm, serving as a cameraman from 1981 to 1991, as manager of the Animation Department from 1988 to 1989, and as Director of Animation from 1989 to 1991.

         Sigmund A. Balaban has served as director of the Company since December 1994. Mr. Balaban has been employed by Fujitsu General America, Inc. of Fairfield, New Jersey, formerly Teknika Electronics, since 1986 serving as Vice President, Credit from 1986 to 1992 and as Senior Vice President and General Manager from 1992 to the present. Fujitsu General America, Inc. is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer.

         Donald A. Huebner has served as a director of the Company since May 1998. Dr. Huebner has been a Department Staff Engineer of Lockheed Martin Astronautics in Denver, Colorado since 1986. In this capacity, Dr. Huebner served as technical consultant for phased array and space craft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also has served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles ("UCLA"). Dr. Huebner also has served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Master's of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Master's in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas And Propagation Society and Microwave Theory And Technique Society of the Institute of Electrical and Electronic Engineers.

         Each of the Company's officers serves at the pleasure of the Company's Board of Directors. The only family relationship among the Company's officers and directors is that Messrs. Shoemaker and Morosohk are brothers-in-law.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 1998, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representation of its directors and officers and the Company's review of the monthly statements of changes filed with the Company by its officers and directors.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth in summary form the compensation received during each of the Company's three successive completed fiscal years ended December 31, 1998 by the Chief Executive Officer and Chairman Of The Board of the Company. No executive officer of the Company, including the Chief Executive Officer and the Chairman Of The Board, received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 1998.


                                                                                          Long Term Compensation
                                                                             -------------------------------------------------
                                       Annual Compensation                     Awards                Payouts
                           -------------------------------------------       ----------              -------
                                                                             Restricted
                                                        Other Annual            Stock                 LTIP       All Other
                                 Fiscal    Salary    Bonus    Compensation     Awards     Options    Payouts   Compensation
Name and Principal Position       Year    ($) (1)   ($) (2)     ($) (3)          ($)        (#)      ($) (4)      ($) (5)
--------------------------       -------- --------- -------- --------------- ------------ --------- ---------- --------------
Randall P. Marx                   1998     90,000     -0-         -0-            -0-        -0-        -0-          -0-
Chief Executive Officer,
Treasurer and a Director          1997     75,000   10,100        -0-            -0-        -0-        -0-          -0-

                                  1996     75,000     -0-         -0-            -0-        -0-        -0-          -0-

Kevin O. Shoemaker                1998     64,187     -0-         -0-            -0-        -0-        -0-          -0-
Chairman of the Board,
Chief Scientist, and a            1997     54,000     -0-         -0-            -0-        -0-        -0-          -0-
Director
                                  1996     54,000     -0-         -0-            -0-        -0-        -0-          -0-


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

         1997 Stock Option And Compensation Plan. In November 1997, the Board of Directors approved the Company's 1997 Stock Option And Compensation Plan (the "Plan"). Pursuant to the Plan, the Company may grant options to purchase an aggregate of 5,000,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan, except that the option committee shall not administer the Plan with respect to automatic grants of options to directors of the Company who are not also employees of the Company ("Outside Directors"). The option committee may be the entire Board or a committee of the Board.

         At the time of their election, Outside Directors automatically receive non-exercisable options to purchase 250,000 shares pursuant to the Plan. Options to purchase 50,000 shares become exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is equal to the fair market value of the Company's common stock on the date of grant. All options granted to Outside Directors expire five years after the date of grant. On the date that all of an Outside Director's options have become exercisable, options to purchase an additional 250,000 shares, which are not exercisable at the time of grant, shall be granted to that Outside Director.

         Mr. Balaban, the sole Outside Director on November 19, 1997, received options to purchase 250,000 shares, at an exercise price of $.08 per share, pursuant to the Plan on November 19, 1997. All of these options are exercisable until November 19, 2002. Mr. Balaban then received options to purchase an additional 250,000 shares at an exercise price of $.095 per share on June 24, 1998. Of this grant, 150,000 shares were exercisable at December 31, 1998. Mr. Huebner received options to purchase 250,000 shares at an exercise price of $.085 per share on May 15, 1998. Of this amount, 200,000 had become exercisable at December 31, 1998.

         Compensation Of Outside Directors. In addition to the stock options described in the preceding paragraphs, Outside Directors are paid $250 for each meeting of the Board of Directors that they attend. For meetings in excess of four meetings per year, Outside Directors will receive $50 per meeting. Pursuant to the Plan, Outside Directors may elect to receive payment of the meeting fee in the form of the Company's restricted common stock at a rate per share equal to the fair market value of the Company's common stock on the date of the meeting by informing the Company's Secretary, Chief Executive Officer or President of that election on or before the date of the meeting. Directors also will be reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company.

         Prior to the adoption of the Plan in November 1997, the Company granted options ("Outside Director Options") and shares ("Outside Director Shares") to the Outside Directors commencing in January 1995. On January 3, 1995, Outside Directors Options to purchase 250,000 shares at an exercise price of $.05 per share were granted to each of Sigmund A. Balaban and Richard L. Anderson, who both were Outside Directors at the time. The closing bid price for the common stock was $.001 per share on January 3, 1995. All options granted to Mr. Balaban have now become exercisable. Of the options granted to Mr. Anderson, 150,000 became exercisable when Mr. Anderson was an Outside Director and the remaining 100,000 cannot become exercisable as long as Mr. Anderson is an officer and employee of the Company. These options expire on January 3, 2000.

         Also prior to adoption of the Plan, Outside Director Options to purchase an additional 250,000 shares were issued to Mr. Balaban on December 26, 1996 at an exercise price of $.0475 per share, which was the closing bid price on the date of grant. These options have become exercisable and expire on December 26, 2001.

         For the period from January 1995 through the adoption of the Plan in November 1997, Outside Directors were allowed to receive their meeting attendance fees in the form of common stock based on the fair market value of the common stock on the date of the meeting. The Outside Director Options and the Outside Director Shares granted prior to May 15, 1998 were subject to shareholder approval. As of December 31, 1998, a total of 83,796 shares of stock had been granted to the Outside Directors in lieu of meeting fees.

         Option Grants. In addition to the automatic grant of options to the Outside Directors described above under "1997 Stock Option And Compensation Plan", stock options have been granted pursuant to the Company's Plan on two occasions. On November 19, 1997, each of three employees was granted options to purchase 100,000 shares, for an aggregate of 300,000 shares, at an exercise price of $.10 per share, contingent upon certain corporate goals being met. On April 14, 1998, options to purchase 50,000 shares at an exercise price of $.12 per share were issued to an employee of the Company. These options also were to become exercisable upon certain corporate goals being. As of December 31, 1998, the corporate goals were not met and these options expired. Also on April 14, 1998, the Board of Directors approved the issuance of options to purchase up to 300,000 shares of common stock at an exercise price of $.105 to Julie H. Grimm, the Company's Chief Financial Officer. Of these options, options to purchase 100,000 shares became exercisable on July 27, 1998 and the remaining options to purchase 200,000 shares will become exercisable on April 28, 1999. The respective options terminate two years after they first become exercisable.

Employment  Contracts  And  Termination  Of  Employment  And   Change-In-Control
Arrangements

         Effective as of March 19, 1998, the Company entered into an employment agreement with Kevin O. Shoemaker, the Chief Scientist of the Company and an 8.5 percent stockholder. The Employment Agreement provides for a term ending December 31, 1999 at an annual salary rate of not less than $66,000 per year. Mr. Shoemaker's annual salary rate pursuant to the Employment Agreement will increase to $70,000 if Mr. Shoemaker meets the criteria for receiving a bonus pursuant to the Employment Agreement. Mr. Shoemaker is eligible to receive a bonus for a particular fiscal year during the term of the Employment Agreement if the Company has net profits of at least $300,000 for that fiscal year and if Mr. Shoemaker contributes a reasonable amount of finished products to the Company's assortment of existing products for that fiscal year. If these criteria are met, Mr. Shoemaker will receive a bonus in 1999 ranging from $10,000 if the Company has net profits in the applicable fiscal year of at least $300,000 up to a bonus of $30,000 if the Company has net profits in the applicable fiscal year of at least $900,000. In connection with the Employment Agreement, Mr. Shoemaker agreed not to sell or otherwise dispose of any shares of common stock prior to December 31, 1999 without the prior written consent of the Company.

         The Company entered into a written employment agreement with Randall P. Marx, the Company's Chief Executive Officer and Treasurer on October 1, 1998 with an effective date of September 1, 1998. Mr. Marx is the beneficial owner of
8.6 percent of the Company's stock. The agreement is for a period of two years with an annual salary rate of $115,000. Mr. Marx is eligible for a bonus of five percent of the income from operations of the Company per fiscal year for each fiscal year during the term. As a part of this agreement, Mr. Marx has agreed not to compete with the Company for a period of two years following his termination as an employee of the Company.

         The Company entered into an employment agreement with Richard L. Anderson, Vice President, Administration and Secretary, on October 1, 1998. The term of the agreement is 23 months and provides for an annual salary rate of not less than $57,500. The agreement provides that options to purchase 150,000 shares will become exercisable if the Company has net operating income ("NOI"), determined after subtracting interest expense but before adding any income related to forgiveness of indebtedness owed by the Company, of between $300,000 and $599,000 in 1998, options to purchase 300,000 shares will become exercisable if 1998 NOI is between $600,000 and $899,999, and options to purchase 500,000 shares will become exercisable if 1998 NOI is at least $900,000. Options to purchase an additional 150,000 shares will become exercisable if 1999 NOI is between $400,000 and $699,999, options to purchase 300,000 shares will become exercisable if 1999 NOI is between $700,000 and $999,999, and options to purchase 500,000 shares will become exercisable if 1999 NOI is at least $1,000,000. These options will become exercisable upon the determination of the respective NOI and expire two years after becoming exercisable. The options for 1998 did not become exercisable based on the results of operations of the Company. The exercise price for the options that could have become exercisable based on 1998 results was $.135 per share and the exercise price of the options that could become exercisable based on 1999 results is $.135 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table summarizes certain information as of March 23, 1999 with respect to the beneficial ownership of the Company's common stock by each director, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the Company's common stock:


                                                                         Number of Shares
Name and Address of Beneficial Owner                                    Beneficially Owned       Percent of Class
-------------------------------------------------------------------- -------------------------- --------------------

Richard L. Anderson                                                         1,481,000 (1)               2.0
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO 80033

Sigmund A. Balaban                                                          1,062,209 (2)               1.4
10 Grecian Street
Parsippany, NJ 07054

Randall P. Marx                                                             6,520,000 (3)               8.6
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO 80033

Bruce Morosohk                                                              5,491,117 (4)               7.3
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO 80033

                                                                         Number of Shares
Name and Address of Beneficial Owner                                    Beneficially Owned       Percent of Class
-------------------------------------------------------------------- -------------------------- --------------------
Kevin O. Shoemaker                                                          6,434,474 (5)               8.5
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO 80033

Donald A. Huebner                                                             267,697 (6)                *
6305 W. Apache Drive
Larkspur, CO 80118

Julie H. Grimm                                                                300,000 (7)                *
Antennas America Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO 80033

All Officers and Directors as a group (seven persons)                       21,556,497                 28.0
                                                                           (1)(2)(6)(7)

Rocky Mountain Gastroenterology P.C. Profit Sharing Trust                    4,750,000                  6.2
6550 West 38th Avenue, Suite 300
Wheat Ridge, CO 80033

*  Less than one percent.

(1) Includes 636,500 shares owned by the Lloyd Anderson Marital Trust B Dated June 21, 1990, for which Richard L. Anderson serves as trustee; and options under the Plan to purchase 150,000 shares for $.05 per share that expire on January 3, 2000; does not include options to purchase 500,000 shares that could become exercisable during fiscal year 2000 if certain performance criteria are met during 1999. See above, "Employment Contracts And Termination Of Employment And Change-In-Control Arrangements".

(2) Includes options under the Plan to purchase 250,000 shares at $.05 per share until January 3, 2000, options under the Plan to purchase 250,000 shares at $.0475 per share until December 26, 2001, and options under the Plan to purchase 250,000 shares at $.08 per share until November 19, 2002, all of which currently are exercisable, and options under the Plan to purchase 250,000 shares at $.095 per share until June 24, 2003, 200,000 of which currently are exercisable.

(3) Includes 435,000 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees. Mr. Marx disclaims beneficial ownership of these shares.

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

(6) Consists of Outside Director Options under the Plan to purchase 250,000 shares at $.085 per share until May 15, 2003 all of which are currently exercisable.

(7) Consists of options under the Plan to purchase 100,000 shares of common stock for $.105 per share, which expire on July 27, 2000, and options to purchase 200,000 shares to become exercisable on April 28, 1999 and to expire on April 28, 2001.

Item 12.  Certain Relationships and Related Transactions

         Not applicable.

Item 13.  Exhibits and Reports on Form 8-K

         (a)   Financial Statements

         Reports of Independent Auditors..................................F-1

         Balance Sheet at December 31, 1998...............................F-3

         Statements of Operations for the Years Ended
                December 31, 1998 and 1997................................F-4

         Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 1998 and 1997............F-5

         Statements of Cash Flows for the Years Ended
                December 31, 1998 and 1997................................F-6

         Notes to Financial Statements....................................F-7

         (a)(2)  Exhibits.

                                  EXHIBIT INDEX

Exhibit Number       Description
--------------       -----------------------------------------------------------
3.1a                 Articles of  Incorporation  of Westcliff  Corporation,  now
                     known  as  Antennas  America,  Inc.  (the  "Company"),  are incorporated  herein  by reference from  the Company's Form
                     S-18  Registration  Statement  dated December 1, 1987 (File
                     No. 33-18854-D).
3.1b                 Articles of  Amendments  of the Company  dated  January 26,
                     1988  are   incorporated   herein  by  reference  from  the
                     Company's  Post-Effective  Amendment  No.  3 to  Form  S-18
                     Registration  Statement  dated  December  5, 1989 (File No.
                     33-18854-D).
3.1c                 Articles  of  Agreement  of Merger  between the Company and
                     Antennas America, Inc., a Colorado corporation, dated March
                     22, 1989,  are  incorporated  herein by reference  from the
                     Company's  Post-Effective  Amendment  No.  3 to  Form  S-18
                     Registration  Statement  dated  December  5, 1989 (File No.
                     33-18854-D)
3.2                  Bylaws of the Company as amended  and restated on March 25,
                     1998

10.1a Industrial Lease dated April 10, 1998 between the Company and Five K Investments (1) 10.1b Renewal and Extension of Lease dated April 10, 1998 between the Company and Five K Investments (1)

10.1c Renewal and Extension of Lease dated April 10, 1998 between the Company and Five K Investments (1)
10.1d Renewal and Extension of Lease dated April 10, 1998 between the Company and Five K Investments (1)
10.2a Employment Agreement dated as of October 1, 1998 between the Company and Randall P. Marx
10.2b Employment Agreement dated as of October 1, 1998 between the Company and Richard L. Anderson
10.2c Employment Agreement dated as of March 31, 1998 between the Company and Kevin O. Shoemaker incorporated herein by reference from the Company's Form 10-KSB Annual Report dated March 31, 1998 (File No. 000-18122)

27.1                 Financial Data Schedule


(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)

      (b) Reports on Form 8-K. Just subsequent to the last quarter of the fiscal year ended December 31, 1998, the Company filed one report on Form 8-K for an event occurring on December 7, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ANTENNAS AMERICA, INC.


Date:  March 31, 1999         By:  /s/ Randall P. Marx
                                   ---------------------
                                   Randall P. Marx, Chief Executive Officer and
                                   Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      Date                                  Signatures
                 --------------                    -----------------------------


                 March 31, 1999                     /s/ Richard L. Anderson
                                                   -----------------------------
                                                   Richard L. Anderson, Director



                 March 31, 1999                     /s/ Sigmund A. Balaban
                                                   -----------------------------
                                                   Sigmund A. Balaban, Director



                 March 31, 1999                     /s/ Randall P. Marx
                                                   -----------------------------
                                                   Randall P. Marx, Director



                 March 31, 1999                     /s/ Bruce Morosohk
                                                   -----------------------------
                                                   Bruce Morosohk, Director



                 March 31, 1999                     /s/ Kevin O. Shoemaker
                                                   -----------------------
                                                   Kevin O. Shoemaker, Director



                 March 31, 1999                     /s/ Donald A. Huebner
                                                   -----------------------------
                                                   Donald A. Huebner, Director

                         Report of Independent Auditors

The Board of Directors and Stockholders
Antennas America, Inc.

We have audited the accompanying balance sheet of Antennas America, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antennas America, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Ernst & Young, LLP
Denver, Colorado
March 12, 1999

                          Independent Auditor's Report

Board of Directors and Stockholders
Antennas America, Inc.

We have audited the consolidated balance sheet of Antennas America, Inc. as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Antennas America, Inc. as of December 31, 1997 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                        James E. Scheifley & Associates, P.C.
                                        Certified Public Accountants

Englewood, Colorado
March 6, 1998

                             Antennas America, Inc.
                                  Balance Sheet
                                December 31, 1998

Assets
Current assets:
   Cash                                                                                      $     17,555
   Accounts receivable, less allowance for doubtful accounts of $6,465                            336,732
   Inventory                                                                                      300,366
   Prepaid expenses                                                                                21,938
                                                                                           ----------------
Total current assets                                                                              676,591

Property and equipment, at cost, net of accumulated
   depreciation                                                                                   404,814

Other assets:
   Deferred tax asset, noncurrent                                                                 335,373
   Intangible assets, net of accumulated amortization of $49,419                                   40,539
   Deposits and other long term assets                                                             23,588
                                                                                           ----------------
Total assets                                                                                   $1,480,905
                                                                                           ================

Liabilities and stockholders' equity
]  Current liabilities:
   Note payable-bank                                                                          $   209,892
   Notes payable-others                                                                            97,799
   Notes payable-officers                                                                          33,274
   Current portion of capital lease obligations                                                    62,657
   Accounts payable                                                                               351,793
   Accrued expenses                                                                                77,548
                                                                                           ----------------
Total current liabilities                                                                         832,963

Other long-term obligations                                                                         6,000
Capital lease obligations, less current portion                                                    60,027
Notes payable-others, less current portion                                                        116,345
Notes payable-officers, less current portion                                                      110,948
                                                                                           ----------------
Total liabilities                                                                               1,126,283

Commitments

Stockholders' equity:
   Common stock, $.0005 par value, 250,000,000 shares
     authorized, 75,371,847 shares issued and outstanding                                          37,686
   Additional paid-in capital                                                                     937,839
   Accumulated deficit                                                                           (620,903)
                                                                                           ----------------
Total stockholders' equity                                                                        354,622
                                                                                           ----------------
Total liabilities and stockholders' equity                                                     $1,480,905
                                                                                           ================

See accompanying notes.

                             Antennas America, Inc.
                            Statements of Operations


                                                                                Year ended December 31,
                                                                                1998              1997
                                                                       ------------------------------------

Sales, net                                                                   $2,926,728        $3,012,266
Cost of sales                                                                 1,922,522         1,890,657
                                                                       ------------------------------------
Gross profit                                                                  1,004,206         1,121,609
Selling, general and administrative expenses                                  1,301,421           850,536
                                                                       ------------------------------------
Income (loss) from operations                                                  (297,215)          271,073

Other income (expense):
   Interest expense                                                             (83,774)          (72,230)
   Other income                                                                   3,498             3,810
                                                                       ------------------------------------
Total other income (expense)                                                    (80,276)          (68,420)
                                                                       ------------------------------------

Income (loss) before income taxes                                              (377,491)          202,653
Provision for (benefit from) income taxes                                      (132,765)           68,153
                                                                       ------------------------------------
Net income (loss)                                                           $  (244,726)      $   134,500
                                                                       ====================================

Net income (loss) per share                                                      $0.00              $0.00

Weighted average shares outstanding                                          74,676,836        73,189,422


See accompanying notes.

                             Antennas America, Inc.
                  Statements of Changes in Stockholders' Equity



                                     Common Stock             Additional
                              ---------------------------      Paid-in         Accumulated           Stock
                                  Shares         Amount        Capital           Deficit         Subscriptions     Total
                              ---------------------------------------------------------------------------------------------

Balance, December 31, 1996       73,189,422      $36,595       $801,039         $(510,677)      $   3,500        $330,457
Exercise of stock options                 -            -              -                 -          15,000          15,000
Net income                                -            -              -           134,500               -         134,500
                              ---------------------------------------------------------------------------------------------
Balance, December 31, 1997       73,189,422       36,595        801,039          (376,177)         18,500         479,957
Issuance of subscribed shares       650,000          325         18,175                 -         (18,500)              -
Cancellation of common stock        (51,371)         (26)            26                 -               -               -
Consulting expense related to
    issuance of stock options             -            -         40,000                 -               -          40,000
Exercise of vendor stock          1,500,000          750         73,691                 -               -          74,441
    options
Common stock issued for              83,796           42          4,908                 -               -           4,950
    directors' fees
Net loss                                  -            -              -          (244,726)              -        (244,726)
                              ---------------------------------------------------------------------------------------------
Balance, December 31, 1998       75,371,847      $37,686       $937,839         $(620,903)      $       -        $354,622
                              =============================================================================================


See accompanying notes.

                             Antennas America, Inc.

                            Statements of Cash Flows

                                                                               Year ended December 31,
                                                                                1998             1997
                                                                          ----------------------------------
Operating activities
Net income (loss)                                                             $ (244,726)     $  134,500
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                               115,372          54,735
     Loss on disposal of property and equipment                                   25,478               -
     Noncash expense for issuance of stock and options                            44,950               -
     Accrued interest on notes payable added to principal                         15,974          10,323
     Accrued salary added to note payable                                          7,308               -
     Deferred tax expense (benefit)                                             (132,764)         68,153
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                 (9,047)       (161,274)
       (Increase) decrease in inventory                                          208,188        (312,705)
       (Increase) decrease in prepaid expenses                                    53,803         (38,996)
       (Increase) decrease in other assets                                       (12,976)         13,500
       Increase (decrease) in accounts payable and accrued expenses               (3,115)        233,120
                                                                          ----------------------------------
Net cash provided by operating activities                                         68,445           1,356

Investing activities
Patent acquisition costs                                                         (14,665)        (12,940)
Acquisition of plant and equipment                                               (73,070)       (245,315)
                                                                          ----------------------------------
Net cash used in investing activities                                            (87,735)       (258,255)

Financing activities
Proceeds (reductions) from revolving credit line                                 (40,837)        293,330
Repayment of notes and leases payable                                            (84,400)        (46,425)
Proceeds from equipment refinancing                                               32,104               -
Proceeds from exercise of options                                                 69,336               -
Common stock subscriptions                                                             -          15,000
Proceeds from officer loan                                                             -           9,500
Repayment of officer loans                                                        (1,000)         (8,500)
                                                                          ----------------------------------
Net cash provided by (used in) financing activities                              (24,797)        262,905
                                                                          ----------------------------------

Net increase (decrease) in cash                                                  (44,087)          6,006
Cash, beginning of year                                                           61,642          55,636
                                                                          ----------------------------------
Cash, end of year                                                             $   17,555      $   61,642
                                                                          ==================================

Supplemental cash flow information:
  Cash paid for interest                                                      $   63,271      $   61,907
  Cash paid for income taxes                                                           -               -
Noncash investing and financing activities:
  Capital lease obligations incurred                                              53,137               -
  Tax benefit related to stock options                                             5,100               -



See accompanying notes.

                             Antennas America, Inc.
                          Notes to Financial Statements
                                December 31, 1998


1. Organization and Summary of Significant Accounting Policies

Organization

Antennas America, Inc. (the Company) was incorporated in Colorado on September 6, 1988 and was reorganized as a Utah corporation on April 12, 1989. The Company manufactures and sells antennas used for various purposes.

Consolidation

The wholly owned subsidiary of the Company, Antennas America Distributing Company, was dissolved effective December 29, 1998. The results of operations of this subsidiary have been included in the consolidated results of Antennas America, Inc. through that date.

Inventory

Inventory is valued at the lower of cost or market using standard costs which approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31, 1998:

           Raw materials                                            $161,295
           Work in progress                                          134,034
           Finished goods                                             36,037
                                                                 ------------
                                                                     331,366
           Inventory reserve                                         (31,000)
                                                                 ------------
           Net inventory                                            $300,366
                                                                 ============

Property and Equipment

Property and equipment are stated at cost. The Company uses the straight-line method over estimated useful lives of three to seven years to compute depreciation for financial reporting purposes and accelerated methods for income tax purposes. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred, and significant renewals or betterments are capitalized.

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Property and equipment consist of the following at December 31, 1998:

           Machinery and equipment                           $439,332
           Computer equipment and software                     93,897
           Furniture and fixtures                              62,779
           Leasehold improvements                              29,204
                                                          --------------
                                                              625,212
           Accumulated depreciation                          (220,398)
                                                          ==============
                                                             $404,814
                                                          ==============

Depreciation expense amounted to $106,048 and $49,934 during the years ended December 31, 1998 and 1997, respectively.

Substantially all of the Company's fixed assets are pledged as collateral for debt described in Notes 2 and 3.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Amortization expense amounted to $9,324 and $8,272 for the years ended December 31, 1998 and 1997, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Such costs were not material for the years ended December 31, 1998 and 1997.

Revenue

Revenue is recorded when goods are shipped. Sales returns and allowances are recorded after returned goods are received and inspected. The Company has several major commercial customers who incorporate its products into other manufactured goods and returns therefrom have not been significant. In 1997, the Company began retail sales of its product through a distributor. Returns related to such sales have been immaterial and within management's expectations.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash.

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)


1. Organization and Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), Earnings Per Share. SFAS 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board (APB) Opinion No. 15, Earnings Per Share. Among other changes, SFAS 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding for the year. Income (loss) per share is unchanged on a diluted basis.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.

The Company has several major customers (see Note 7), the loss of any one of which could have a material negative impact upon the Company. Additionally, the Company maintains a line of credit with one financial institution. The maintenance of a satisfactory relationship with this institution is of significant importance to the Company. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $11,841 and $40,940 in 1998 and 1997, respectively.

Reclassifications

Certain amounts in the December 31, 1997 financial statements were reclassified to conform with the December 31, 1998 presentation.

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)


2. Notes Payable

Notes payable to bank consists of an asset-based revolving credit line having a maximum borrowing amount of $500,000, of which $209,892 was outstanding at December 31, 1998. The line bore interest at prime plus 4.5% (13%) through October 1998 and prime plus 6% thereafter (13.75% at December 31, 1998), and is collateralized by accounts receivable, inventory and otherwise unencumbered machinery and equipment. The line has $290,108 of unused credit at December 31, 1998. This line was discontinued by the bank as of January 31, 1999 and the Company then entered into an account purchase agreement with another division of the bank on February 1, 1999. All borrowings under the first line were paid using proceeds from the new agreement. This agreement allows the Company to be advanced 85% of certain approved receivables at a cost of 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. The maximum rate charged is 9%. The funds are advanced on a nonrecourse basis.

Notes payable to others at December 31, 1998 consists of uncollateralized obligations to individuals and vendors and an equipment loan secured by a piece of equipment as follows:


     Amount due vendor, interest at 8% per annum, due January 31, 2000   $116,345

     Amount due vendor, interest at 10% per annum, due on demand           86,484

     Amount due individual without interest, due on demand                  8,155
     Amount due for equipment purchase, interest at 9.5% per annum,
         paid in full in February 1999                                      3,160
                                                                         --------
                                                                          214,144
     Less current portion                                                  97,799
                                                                         --------
                                                                         $116,345
                                                                         ========

3. Capital Lease Obligations

During 1997 and 1998 the Company entered into financing type lease transactions with leasing companies to lease certain manufacturing equipment, office equipment and software. Most leases have bargain purchase options at the end of the lease term. Scheduled maturities of the obligations as of December 31, 1998 are as follows:

        1999                                                      $  78,463
        2000                                                         59,429
        2001                                                          6,324
                                                                ------------
        Minimum future lease payments                               144,216
        Less interest component                                     (21,532)
                                                                ------------
        Present value of future net minimum lease payments          122,684
        Less current portion                                        (62,657)
                                                                ------------
        Due after one year                                        $  60,027
                                                                ============

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)


3. Capital Lease Obligations (continued)

Property and equipment include the following amounts for capital leases at December 31, 1998:

                Machinery and equipment                             $121,643
                Software                                              27,656
                Office equipment                                      19,885
                                                                --------------
                                                                     169,184
                Less accumulated amortization                        (26,366)
                                                                --------------
                                                                    $142,818
                                                                ==============

4. Notes Payable-Officers

Notes payable to officers includes unpaid advances and salary accruals due to two of the Company's officers, including Randall P. Marx, the chief executive officer, who accounts for approximately 70% of the balance owed. The advances accrue no interest. A portion of the balance is a loan to the Company to purchase its computer network made by another officer. This loan accrues interest at 8.5%.

5. Stockholders' Equity

In January 1996, the Company authorized a stock bonus to one of its officers for 350,000 shares of restricted common stock with a market value of $3,500. During the year ended December 31, 1997, the Company accepted stock subscriptions from an officer for 300,000 shares of its restricted common stock. The market value of the stock subscribed at the subscription date amounted to $0.05 per share. These shares were issued during 1998.

During 1998, the Company canceled 51,371 shares of its common stock. The cancellation relates to the 1998 settlement of a dispute with one of the Company's original shareholders regarding the actual number of shares issued to this shareholder. There was no gain or loss recognized related to the cancellation.

The Company entered into a contract with an investor relations firm effective December 31, 1997 that granted the firm the option to buy 6,000,000 shares of stock. The total included 2,000,000 at $0.06; 2,000,000 at $0.10 and 2,000,000
at $0.30. Sales of the shares underlying these options were registered effective June 8, 1998 and 1,500,000 of the $0.06 options were exercised by the firm on June 19, 1998. The Company recognized $40,000 of consulting expense in 1998 related to the fair market value of these option grants. These options were valued by using the Black-Scholes method described below.

In November 1997, the Board of Directors approved the Company's 1997 Stock Option and Compensation Plan (the Plan). Pursuant to the Plan, the Company may grant options to purchase an aggregate of 5,000,000 shares of the Company's Common Stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)


5. Stockholders' Equity (continued)

the recipient or they may be nonqualified options. The exercise prices of the options granted are determined by the stock price on the date of grant and have varying exercise periods. Certain options were granted under agreements where certain performance standards were to be met before the options could be exercised. Failure of the Company to meet these goals would result in the options expiring. Under this plan, the following amounts of options are outstanding:

                                                              Number of           Weighted Average
                                                               Shares              Exercise Price
                                                       ---------------------- -----------------------

       1997 Activity:
         Outstanding at beginning of year                       650,000                $0.049
         Granted                                                550,000                 0.091
         Exercised                                                    -                     -
         Forfeited                                                    -                     -
       1998 Activity:
         Outstanding at beginning of year                     1,200,000                 0.068
         Granted                                              1,850,000                 0.118
         Exercised                                                    -                     -
         Forfeited or expired                                   850,000                 0.122
         Outstanding at end of year                           2,200,000                 0.089
         Exercisable at end of year                           1,350,000                 0.069


At December 31, 1998, the price range of options that are exercisable is $0.0475 to $0.105. These options expire beginning in 2000 to 2003. The weighted average grant date fair values of the options granted during 1998 and 1997 were $.083 and $.070, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma recognition regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 5.5%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of between 1.395 to 1.781, and an expected life of two to five years.

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)


5. Stockholders' Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                              1998                 1997
                                       ------------------   ------------------

        Net income (loss):
          As reported                      $(244,726)            $134,500
          Pro forma                        $(285,756)            $125,590
        Earnings per share:
          As reported                         $0.00                $0.00
          Pro forma                           $0.00                $0.00

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma net results may not be representative of that to be expected in future years.

6. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes.

Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally accelerated depreciation for income tax purposes. Such amounts have not been significant. For the years ended December 31, 1998 and 1997, the Company made estimates of the future utilization of its net operating loss carryforward. These estimates account for the deferred tax asset recorded.

Income tax expense (benefit) for the years ended December 31, 1998 and 1997 is as follows:

                                                    1998           1997
                                              -------------- --------------
        Current                               $          -    $         -

        Deferred                                  (132,765)        68,153
                                              -------------- --------------
        Total                                    $(132,765)       $68,153
                                              ============== ==============

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)


6. Income Taxes (continued)

The Company has not recorded a liability for federal income taxes payable currently or deferred to future periods due to the existence of substantial net operating loss carryforward amounts available to offset taxable income.

The components of the net accumulated deferred income tax asset are as follows:

                                                                    1998            1997
                                                             --------------- ----------------
        Deferred tax assets:
            Net operating loss carryforwards                      $ 382,353         $221,572
            Inventory reserve                                        11,563             -
            Accrued expenses                                          8,206             -
            Bad debt reserves                                         2,411             -
            Other                                                        -            2,298
                                                             --------------- ----------------
                                                                    404,533          223,870

        Deferred tax liabilities:
            Property and equipment                                 (35,174)         (26,361)
            Other                                                  (33,986)             -
                                                             --------------- ----------------
                                                                   (69,160)         (26,361)
                                                             --------------- ----------------

        Net deferred tax assets                                   $ 335,373         $197,509
                                                             =============== ================

A reconciliation of federal income taxes computed by multiplying pretax net income by the statutory rate of 34% to the provision for income taxes is as follows at December 31:

                                                                      1998                 1997
                                                            -------------------- --------------------
       Tax expense (benefit) computed at
         statutory rate                                            $(128,347)           $68,902
       State income tax                                              (13,268)             6,687
       Effect of permanent differences                                (8,358)                 -
       Other                                                          17,208             (7,436)
                                                            -------------------- --------------------
       Provision for income taxes (benefit)                        $(132,765)           $68,153
                                                            ==================== ====================

The Company has determined that profitability for the year ending December 31, 1999 and beyond is reasonably possible and has recorded the benefit of the net operating loss carryforward as provided for in FAS 109. The Company has a net operating loss carryforward of approximately $1,025,000 that will expire in years beginning in 2004 as follows:

                   2004                                          $   39,000
                   2005                                             336,000
                   2006                                             235,000
                   2018                                             415,000
                                                              ---------------
                                                                 $1,025,000
                                                              ===============

                             Antennas America, Inc.
                   Notes to Financial Statements (continued)


7. Sales to Major Customers

The Company made sales in excess of 10% of its net sales to unrelated parties for the year ended December 31, 1998 to three companies totaling $2,418,732 (83%) and for the year ended December 31, 1997 to two companies aggregating $2,279,467 (76%). Additionally, the Company had open uncollateralized accounts receivable from these customers aggregating $275,792 and $144,377 at December 31, 1998 and 1997, respectively.

8. Operating Leases

The Company leases its facilities under operating leases through May 31, 2000. Minimum future rentals payable under the leases are as follows:

                      1999                                      $185,756
                      2000                                        70,153
                                                             -------------
                                                                $255,909
                                                             =============

Rent expense amounted to $176,801 and $190,217 for the years ended December 31, 1998 and 1997, respectively.