Form 10QSB
period 1999-03-31
ANTENNAS AMERICA INC
filed 1999-05-14
CIK 826326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999.

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

As of May 10, 1999, the Registrant had outstanding 75,391,289 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____ No __X__

                             Antennas America, Inc.

                                   FORM 10-QSB

                                 March 31, 1999

                                Table of Contents

                                                                        Page No.

Part I

Item 1.  Financial Statements

         Balance Sheets as of March 31,1999
                (unaudited) and December 31, 1998.......................    3

         Statements of Operations for the Three Months Ended
                March 31, 1999 and 1998 (unaudited).........................4

         Statements of Cash Flows for the Three Months Ended
                March 31, 1999 and 1998 (unaudited).........................5

         Notes to Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition...................................7

         Results of Operations..............................................7

         Financial Condition................................................7

         Year 2000 Compliance...............................................8

         Forward Looking Statements.........................................8

Part II

Item 5.  Other Information..................................................9

Item 6.  Exhibits and Reports on Form 8-K...................................9

Part I
Item 1.  Financial Statements

                             Antennas America, Inc.
                                 Balance Sheets

                                                                                   March 31,        December 31,
                                                                                     1999               1998
                                                                                  (unaudited)
                                                                               ----------------------------------
Assets
Current assets:
   Cash                                                                          $     27,638      $     17,555
   Accounts receivable, less allowance for doubtful accounts                          121,286           336,732
   Inventory                                                                          307,453           300,366
   Prepaid expenses                                                                    26,034            21,938
                                                                               ----------------------------------
Total current assets                                                                  482,411           676,591

Property and equipment, at cost, net of accumulated
   depreciation                                                                       385,453           404,814
Other assets:
   Deferred tax asset, noncurrent                                                     388,769           335,373
   Intangible assets, net of accumulated amortization                                  38,527            40,539
   Deposits and other long term assets                                                 23,588            23,588
                                                                               ==================================
Total assets                                                                       $1,318,748        $1,480,905
                                                                               ==================================

Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                                                                $  326,860        $  351,793
   Notes payable-others                                                               402,636            97,799
   Note payable-bank                                                                        -           209,892
   Notes payable-officers                                                              43,456            33,274
   Current portion of capital lease obligations                                        63,540            62,657
   Accrued expenses                                                                    61,773            77,548
                                                                               ----------------------------------
Total current liabilities                                                             898,265           832,963

Other long-term obligations                                                             3,000             6,000
Capital lease obligations, less current portion                                        43,109            60,027
Notes payable-others, less current portion                                                  -           116,345
Notes payable-officers, less current portion                                          104,506           110,948
                                                                               ----------------------------------
Total liabilities                                                                   1,048,880         1,126,283

Commitments

Stockholders' equity:
   Common stock, $.0005 par value, 250,000,000 shares
     authorized, 75,382,957 shares issued and outstanding                              37,686            37,686
   Additional paid-in capital                                                         943,839           937,839
   Accumulated deficit                                                               (711,657)         (620,903)
                                                                               ----------------------------------
Total stockholders' equity                                                            269,868           354,622
                                                                               ==================================
Total liabilities and stockholders' equity                                         $1,318,748        $1,480,905
                                                                               ==================================

See accompanying notes.

                             Antennas America, Inc.
                            Statements of Operations


                                                                           Three months ended March 31,
                                                                              1999               1998
                                                                       --------------------------------------
                                                                                    (unaudited)

Sales, net                                                                  $   474,844       $    842,749
Cost of sales                                                                   341,490            559,822
                                                                       --------------------------------------
Gross profit                                                                    133,354            282,927
Selling, general and administrative expenses                                    252,334            257,055
                                                                       --------------------------------------
Income (loss) from operations                                                  (118,980)            25,872

Other income (expense):
   Interest expense                                                             (25,241)           (17,014)
   Other income                                                                      70                 35
                                                                       --------------------------------------
Total other income (expense)                                                    (25,171)           (16,979)
                                                                       --------------------------------------

Income (loss) before income taxes                                              (144,151)             8,893
Provision for (benefit from) income taxes                                       (53,397)             3,024
                                                                       --------------------------------------
Net income (loss)                                                           $   (90,754)       $     5,869
                                                                       ======================================

Net income (loss) per share                                                      $0.00               $0.00

Weighted average shares outstanding                                          75,382,957         73,839,422


See accompanying notes.

                             Antennas America, Inc.
                            Statements of Cash Flows

                                                                             Three months ended March 31,
                                                                                1999             1998
                                                                          -----------------------------------
                                                                                     (unaudited)
Operating activities
Net income (loss)                                                              $ (90,754)      $   5,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                26,581          25,815
     Accrued interest on notes payable added to principal                          4,677           2,384
     Accrued salary added to note payable                                          3,527               -
     Amortization of note discount                                                 1,000
     Deferred tax expense (benefit)                                              (53,396)          3,024
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                215,446         (58,026)
       Increase in inventory                                                      (7,087)         (1,016)
       Increase in prepaid expenses                                               (4,096)         (2,237)
       Increase (decrease) in accounts payable and accrued expenses              (43,708)         69,599
                                                                          -----------------------------------
Net cash provided by operating activities                                         52,190          45,412

Investing activities
Patent acquisition costs                                                              -          (10,123)
Acquisition of plant and equipment                                                (5,208)        (57,645)
                                                                          -----------------------------------
Net cash used in investing activities                                             (5,208)        (67,768)

Financing activities
Proceeds (reductions) from revolving credit line                                (209,892)          2,914
Proceeds from new short term debt                                                200,000               -
Repayment of notes and leases payable                                            (27,007)        (18,920)
Repayment of officer loans                                                            -           (1,000)
                                                                          -----------------------------------
Net cash used in financing activities                                            (36,899)        (17,006)
                                                                          -----------------------------------

Net increase (decrease) in cash                                                   10,083         (39,362)
Cash, beginning of period                                                         17,555          61,642
                                                                          ===================================
Cash, end of period                                                             $ 27,638        $ 22,280
                                                                          ===================================

Supplemental cash flow information:
  Cash paid for interest                                                        $ 18,802        $ 11,942


See accompanying notes.

                             Antennas America, Inc.
                          Notes to Financial Statements
                                 March 31, 1999


Note 1.  Basis of Presentation

         The accompanying unaudited financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note 2.  Agreement with Distributor

         Effective February 16, 1999, an agreement was entered into with one of the Company's distributors whereby the distributor advanced the Company $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and the Company granted the distributor options to purchase 500,000 shares of stock at a price of $.03 per share. The options were valued at $6,000 which was recorded as additional paid-in capital and a reduction to the face value of the note. The discount is being amortized using the straight line method over the life of the note. The note will be paid back through a reduced price on product and interest will be paid monthly. The funds advanced were used for working capital purposes.

Note 3.  Reclassifications

         Certain amounts in the March 31, 1998 financial statements have been reclassified to conform with the March 31, 1999 presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                             Antennas America, Inc.
                       For the Period Ended March 31, 1999

Results of Operations

         Sales were $474,844 for the three month period ended March 31, 1999, as compared to $842,749 for the three month period ended March 31, 1998. These results reflect a decrease in sales for local TV antennas due to the ramp-up of production for the Company's new line of local TV antennas. This ramp-up of production was completed during the first quarter of 1999 and orders for these new antennas have been booked for regular shipments beginning in the second quarter.

         The Company's net results for the three months ended March 31, 1999 were a loss of $90,754 as compared with net income of $5,869 for the three months ended March 31, 1998. The decrease in results for the three month period ended March 31, 1999 is attributable to the 42% decrease in revenues and the decrease in gross profit from 34% in 1998 to 28% in the current period. Gross profit decreased due to a higher percentage of labor costs due to the ramp-up phase of the production for the new line of TV antennas.

         Interest expense increased to $24,241 from $17,014 due to additional capital lease obligations and new borrowings received in February 1999 as discussed below.

Financial Condition

         Compared to December 31, 1998, the Company's total assets as of March 31, 1999 decreased by $162,157 to $1,318,748. Assets decreased primarily due to the decrease in accounts receivable. Approximately 65 percent of the decrease in receivables was due to the decrease in sales for the quarter. The remaining decrease in accounts receivable was due to the change in financing methods during the quarter.

         The note payable to the bank as of December 31, 1998 was an asset-based revolving credit line which bore interest at prime plus 6% (13.75%). This line was discontinued by the bank as of January 31, 1999 and the Company then entered into an accounts receivable purchase agreement with another division of the same bank on February 1, 1999. Under the new arrangement, the Bank will purchase 85 percent of approved accounts receivable from the Company, thereby reducing the amount of accounts receivable by the amount of funds received by the Company from the sale of those receivables.

         The financing cost for this new arrangement is 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. The maximum amount charged is 9%. As of March 31, 1999, the Company showed $17,642 as accounts receivable relating to the unsold 15 percent of the accounts receivables sold which belong to the Company but which are held by the bank as a reserve until the bank has been paid for the account receivable by the customer.

         Liabilities decreased $72,403 to $1,053,880. The previously outstanding note payable to the bank was repaid using funds from the new account purchase arrangement. In addition, effective February 16, 1999, an agreement was entered into with one of the Company's distributors whereby the distributor advanced the Company $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and the Company granted the distributor options to purchase 500,000 shares of stock at a price of $.03 per share. The options were valued in the transaction at$6,000. This amount was recorded as a discount to the note and will be amortized using the straight line method over the life of the note. The note will be paid back through a reduced price on product and interest will be paid monthly. The funds advanced were used for working capital purposes.

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

PART II

Item 5.  Other Information

         Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice a reasonable time before the Company's mailing of proxy materials for that meeting. Based on current plant for scheduling the annual meeting, notice must be received on or before June 1, 1999 in order for the Company not to have discretionary authority. In addition, if the Company receives notice on or before June 1, 1999 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, on or before June 1, 1999, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal (the "Required Percentage"), which would be a majority of the Company's outstanding common stock or a majority of the shares of common stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of the Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.


Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits.

                           Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           On January 6, 1999, the Company filed a Current Report on Form 8-K/A amending a Current Report on Form 8-K concerning an event occurring on December 7, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ANTENNAS AMERICA, INC.


Date:    May 13, 1999                     By:  /s/ Randall P. Marx
                                              --------------------------------
                                              Randall P. Marx
                                              Chief Executive Officer
                                              and Principal Financial Officer

                                  EXHIBIT INDEX

     Exhibit Number       Description

           27             Financial Data Schedule