Form 10QSB
period 1999-06-30
ANTENNAS AMERICA INC
filed 1999-08-12
CIK 826326

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1999.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from __________ to __________

         Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Utah                                          87-0454148
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization                                No.)


4860 Robb Street, Suite 101,
   Wheat Ridge, Colorado                                     80033
----------------------------                    -------------------------------
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

As of August 10, 1999, the Registrant had outstanding 75,391,289 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                             Antennas America, Inc.

                                   FORM 10-QSB

                                  June 30, 1999

                                Table of Contents

                                                                        Page No.

Part I

Item 1.  Financial Statements

         Balance Sheets as of June 30,1999 (unaudited) and
                December 31, 1998............................................3

         Statements of Operations for the Three and Six Months Ended
                June 30, 1999 and 1998 (unaudited)...........................4

         Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998 (unaudited)...........................5

         Notes to Financial Statements.......................................6

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition....................................7

         Results of Operations...............................................7

         Financial Condition.................................................7

         Year 2000 Compliance................................................8

         Forward Looking Statements..........................................8

Part II

Item 5.  Other Information...................................................9

Item 6.  Exhibits and Reports on Form 8-K....................................9

Part I
Item 1.  Financial Statements
                             Antennas America, Inc.
                                 Balance Sheets

                                                                                   June 30,         December 31,
                                                                                     1999               1998
                                                                                  (unaudited)
                                                                               ----------------------------------
Assets
Current assets:
   Cash                                                                          $     62,489      $     17,555
   Accounts receivable, less allowance for doubtful accounts                          223,356           336,732
   Inventory                                                                          465,374           300,366
   Prepaid expenses                                                                    16,960            21,938
                                                                               ----------------------------------
Total current assets                                                                  768,179           676,591

Property and equipment, at cost, net of accumulated
   depreciation                                                                       399,976           404,814
Other assets:
   Deferred tax asset, noncurrent                                                     385,270           335,373
   Intangible assets, net of accumulated amortization                                  36,516            40,539
   Deposits and other long term assets                                                 24,316            23,588
                                                                               ==================================
Total assets                                                                       $1,614,257        $1,480,905
                                                                               ==================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $  639,493       $   351,793
   Notes payable-others                                                               379,947            97,799
   Note payable-bank                                                                        -           209,892
   Notes payable-officers                                                              43,674            33,274
   Current portion of capital lease obligations                                        68,302            62,657
   Accrued expenses                                                                    72,769            77,548
                                                                               ----------------------------------
Total current liabilities                                                           1,204,185           832,963

Other long-term obligations                                                                 -             6,000
Capital lease obligations, less current portion                                        27,830            60,027
Notes payable-others, less current portion                                                  -           116,345
Notes payable-officers, less current portion                                          105,756           110,948
                                                                               ----------------------------------
Total liabilities                                                                   1,337,771         1,126,283

Commitments

Stockholders' equity:
   Common stock, $.0005 par value, 250,000,000 shares
     authorized, 75,391,289 and 75,371,847 shares issued and
     outstanding June 30, 1999 and December 31, 1998, respectively                     37,696            37,686
   Additional paid-in capital                                                         944,829           937,839
   Accumulated deficit                                                               (706,039)         (620,903)
                                                                               ----------------------------------
Total stockholders' equity                                                            276,486           354,622
                                                                               ==================================
Total liabilities and stockholders' equity                                         $1,614,257        $1,480,905
                                                                               ==================================

See accompanying notes.

                             Antennas America, Inc.
                            Statements of Operations


                                                        Three months ended               Six months ended
                                                             June 30,                         June 30,
                                                    1999               1998           1999               1998
                                                ------------------------------     ------------------------------
                                                      (unaudited)                        (unaudited)

Sales, net                                      $ 1,188,635         $ 573,804      $ 1,663,478      $ 1,416,552
Cost of sales                                       865,161           380,374        1,206,651          940,196
                                                ------------------------------     ------------------------------
Gross profit                                        323,474           193,430          456,827          476,356
General and administrative expenses                 278,788           342,129          531,121          599,188
                                                ------------------------------     ------------------------------
Income (loss) from operations                        44,686          (148,699)         (74,294)        (122,832)

Other income (expense):
   Interest expense                                 (35,597)          (21,086)         (60,838)         (38,100)
   Other income                                          29                35               99               70
                                                ------------------------------     ------------------------------
Total other income (expense)                        (35,568)          (21,051)         (60,739)         (38,030)
                                                ------------------------------     ------------------------------

Income (loss) before income taxes                     9,118          (169,750)        (135,033)        (160,862)
Provision for (benefit from) income taxes             3,500           (57,717)         (49,897)         (54,693)
                                                ------------------------------     ------------------------------
Net income (loss)                                  $  5,618       $  (112,033)      $  (85,136)    $   (106,169)
                                                ==============================     ==============================


Net income (loss) per share                           $0.00             $0.00           $0.00             $0.00

Weighted average shares outstanding              75,387,718        74,077,713       75,382,773       73,989,333


See accompanying notes.

                             Antennas America, Inc.
                            Statements of Cash Flows

                                                                          Six months ended June 30,
                                                                            1999             1998
                                                                          -------------------------------
                                                                                 (unaudited)
Operating activities
Net loss                                                                   $ (85,136)    $  (106,169)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                            54,005          53,423
     Noncash expense for issuance of stock and options                         1,000          20,000
     Accrued interest on notes payable added to principal                      9,471           4,816
     Accrued salary added to note payable                                      4,777               -
     Amortization of note discount                                             2,500               -
     Deferred tax benefit                                                    (49,897)        (54,693)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                                       113,376          26,373
       (Increase) decrease in inventory                                     (165,008)         73,953
       Decrease in prepaid expenses                                            4,978           6,710
       Increase in other assets                                                 (728)         (3,813)
       Increase in accounts payable and accrued expenses                     276,921          59,722
                                                                          -------------------------------
Net cash provided by operating activities                                    166,259          80,322

Investing activities
Patent acquisition costs                                                          -          (13,735)
Acquisition of plant and equipment                                           (45,144)        (60,408)
                                                                          -------------------------------
Net cash used in investing activities                                        (45,144)        (74,143)

Financing activities
Reductions in revolving credit line                                         (209,892)        (84,044)
Proceeds from new short term debt                                            200,000               -
Repayment of notes and leases payable                                        (66,289)        (41,088)
Proceeds from equipment refinancing                                               -            8,160
Proceeds from equipment refinancing                                               -           69,336
Repayment of officer loans                                                        -           (1,000)
                                                                          -------------------------------
Net cash used in financing activities                                        (76,181)        (48,636)
                                                                          -------------------------------

Net increase (decrease) in cash                                               44,934         (42,457)
Cash, beginning of period                                                     17,555          61,642
                                                                          ===============================
Cash, end of period                                                         $ 62,489        $ 19,185
                                                                          ===============================

Supplemental cash flow information:
  Cash paid for interest                                                    $ 47,691        $ 33,284


See accompanying notes.

                             Antennas America, Inc.
                          Notes to Financial Statements
                                  June 30, 1999


Note 1.  Basis of Presentation

         The accompanying unaudited financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note 2.  Reclassifications

         Certain amounts in the June 30, 1998 financial statements have been reclassified to conform with the June 30, 1999 presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                             Antennas America, Inc.
                       For the Period Ended June 30, 1999

Results of Operations

         Sales were $1,188,635 for the three month period ended June 30, 1999, as compared to $573,804 for the three month period ended June 30, 1998. The 107% increase in revenues resulted from the sales of the new local TV antennas systems sold under the GE brand name through Jasco Products and shipments under the contract from Thomson Consumer Electronics local TV antenna system under the RCA brand name. Sales for the six month period ended June 30, 1999 were $1,663,478 compared to $1,416,552 for the same period in 1998. The increase in shipments pursuant to the Thomson contract in the second quarter were offset by the delay in shipments of the company's new local TV antenna until the second quarter of 1999 which were originally scheduled for the fourth quarter of 1998.

         The Company had net income of $5,618 for the three months ended June 30, 1999 as compared with a loss of $112,033 for the three months ended June 30, 1998. The improved results were caused by higher sales as described above combined with a 19% reduction in operating expenses. For the six month period ended June 30, 1999, the Company incurred a loss of $85,136 compared to a loss of $106,169 for the same period in 1998. The lower loss was due to the increased sales and decreased operating expenses.

         Interest expense increased for the three month period ended June 30, 1999 from the same period in 1998 by $14,511 and by $22,738 for the six month period ended June 30, 1999 compared to 1998 due to higher interest rate charges, a loan agreement with a vendor to ramp up the Company's new local TV antenna production and additional amounts outstanding under capital leases.

Financial Condition

         Compared to December 31, 1998, the Company's total assets as of June 30, 1999 increased by $133,352 to $1,614,257. The increase was primarily due to the increase in inventory due to the higher sales from the Thomson contract.

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

         The financing cost for this new arrangement is 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. The maximum amount charged is 9% of the receivable. As of June 30, 1999, the Company showed $60,692 as accounts receivable relating to the unsold 15 percent of the accounts receivable which belong to the Company but which are held by the bank as a reserve until the bank has been paid for the account receivable by the customer.

         Liabilities increased $211,488 to $1,337,771. The increase was primarily due to a $287,700 increase in accounts payable related to the previously discussed increase in inventory to accommodate the new sales. The previously outstanding note payable to the bank was repaid using funds from the new account purchase arrangement. In addition, effective February 16, 1999, an agreement was entered into with one of the Company's distributors whereby the distributor advanced the Company $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and the Company granted the distributor options to purchase 500,000 shares of stock at a price of $.03 per share. The options were valued in the transaction at $6,000. This amount was recorded as a discount to the note and will be amortized using the straight line method over the life of the note. The note will be paid back through a reduced price on product and interest will be paid monthly. The funds advanced were used for working capital purposes.

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

         The Company has initiated a review of its relationships with suppliers and vendors to determine if there will be an impact to the Company's operations due to a Year 2000 issue with a vendor's or supplier's system. The Company does not rely on any sole source vendors, and most items can be obtained from alternate sources if a preferred supplier is not able to meet the Company's needs. To date, no vendors or suppliers have indicated that they anticipate any Year 2000 issues, so no contingency plans have been required to be developed for any vendors that may not be Year 2000 compliant. The Company anticipates that its contingency plans that may be needed will include utilizing alternate suppliers and vendors. Using alternate vendors may not be efficient for some products though, due to required set up time for a new vendor. Costs to date to become Year 2000 compliant and expected costs in the future are not anticipated to be significant.

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

PART II

Item 5.  Other Information

         Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice a reasonable time before the Company's mailing of proxy materials for that meeting. Based on current planning for scheduling the annual meeting, notice must be received on or before September 1, 1999 in order for the Company not to have discretionary authority. In addition, if the Company receives notice on or before September 1, 1999 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, on or before September 1, 1999, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal (the "Required Percentage"), which would be a majority of the Company's outstanding common stock or a majority of the shares of common stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of the Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.


Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits.

                           Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ANTENNAS AMERICA, INC.


Date:    August 11, 1999                  By:   /s/ Randall P. Marx
                                              ---------------------------------
                                                Randall P. Marx
                                                Chief Executive Officer
                                                and Principal Financial Officer