Form 10QSB
period 1999-09-30
ANTENNAS AMERICA INC
filed 1999-11-22
CIK 826326

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

         Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Utah                                    87-0454148
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


4860 Robb Street, Suite 101,
  Wheat Ridge, Colorado                                    80033
----------------------------                            ----------
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

As of November 10, 1999, the Registrant had outstanding 92,200,479 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                             Antennas America, Inc.

                                   FORM 10-QSB

                               September 30, 1999

                                Table of Contents

                                                                                                              Page No.

Part I

Item 1.  Financial Statements

         Balance Sheets as of September 30,1999 (unaudited) and December 31, 1998.................................3

         Statements of Operations for the Three and Nine Months Ended
                September 30, 1999 and 1998 (unaudited)...........................................................4

         Statements of Cash Flows for the Nine Months Ended
                September 30, 1999 and 1998 (unaudited)...........................................................5

         Notes to Financial Statements............................................................................6

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.........................................................................7

         Results of Operations....................................................................................7

         Financial Condition......................................................................................8

         Year 2000 Compliance.....................................................................................9

         Forward Looking Statements...............................................................................9

Part II

Item 5.  Other Information.......................................................................................10

Item 6.  Exhibits and Reports on Form 8-K........................................................................10

Part I
Item 1.  Financial Statements
                             Antennas America, Inc.
                                 Balance Sheets

                                                                                 September 30,    December 31,
                                                                                     1999             1998
                                                                                  (unaudited)
                                                                               ----------------------------------
Assets
Current assets:
   Cash                                                                           $   150,300      $     17,555
   Accounts receivable, less allowance for doubtful accounts                          483,756           336,732
   Inventory                                                                          462,478           300,366
   Prepaid expenses                                                                    10,374            21,938
                                                                               ----------------------------------
Total current assets                                                                1,106,908           676,591

Property and equipment, at cost, net of accumulated
   depreciation                                                                       390,037           404,814
Other assets:
   Deferred tax asset, noncurrent                                                           -           335,373
   Intangible assets, net of accumulated amortization                                  39,043            40,539
   Deposits and other long term assets                                                 34,060            23,588
                                                                               ----------------------------------
Total assets                                                                       $1,570,048       $ 1,480,905
                                                                               ==================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $  575,388       $   351,793
   Notes payable-others                                                               333,282            97,799
   Note payable-bank                                                                        -           209,892
   Notes payable-officers                                                              33,274            33,274
   Current portion of capital lease obligations                                        63,812            62,657
   Accrued expenses                                                                    77,218            77,548
                                                                               ----------------------------------
Total current liabilities                                                           1,082,974           832,963

Other long-term obligations                                                                 -             6,000
Capital lease obligations, less current portion                                        13,137            60,027
Notes payable-others, less current portion                                                  -           116,345
Notes payable-officers, less current portion                                          105,755           110,948
                                                                               ----------------------------------
Total liabilities                                                                   1,201,866         1,126,283

Commitments

Stockholders' equity:
   Common stock, $.0005 par value, 250,000,000 shares authorized, 85,141,050 and
     75,371,847 shares issued and outstanding
     September 30, 1999 and December 31, 1998, respectively                            42,571            37,686
   Additional paid-in capital                                                       1,429,182           937,839
   Accumulated deficit                                                             (1,103,571)         (620,903)
                                                                               ----------------------------------
Total stockholders' equity                                                            368,182           354,622
                                                                               ----------------------------------
Total liabilities and stockholders' equity                                         $1,570,048       $ 1,480,905
                                                                               ==================================

See accompanying notes.



                             Antennas America, Inc.
                            Statements of Operations


                                                        Three months ended                      Nine months ended
                                                          September 30,                           September 30,
                                                      1999              1998                  1999             1998
                                                -----------------------------------     -----------------------------------
                                                           (unaudited)                             (unaudited)

Sales, net                                         $   1,531,866          $807,560         $ 3,195,345        $ 2,224,112
Cost of sales                                          1,210,986           472,434           2,417,638          1,412,630
                                                -----------------------------------     -----------------------------------
Gross profit                                             320,880           335,126             777,707            811,482
General and administrative expenses                      291,823           308,717             822,945            907,905
                                                -----------------------------------     -----------------------------------
Income (loss) from operations                             29,057            26,409             (45,238)           (96,423)

Other income (expense):
   Interest expense                                      (41,335)          (22,996)           (102,173)           (61,096)
   Other income                                               17            25,902                 116             25,971
                                                -----------------------------------     -----------------------------------
Total other income (expense)                             (41,318)            2,906            (102,057)           (35,125)
                                                -----------------------------------     -----------------------------------

Income (loss) before income taxes                        (12,261)           29,315            (147,295)          (131,548)
Provision for (benefit from) income taxes                385,271             9,968             335,373            (44,726)
                                                -----------------------------------     -----------------------------------
Net income (loss)                                   $   (397,532)        $  19,347         $  (482,668)       $   (86,822)
                                                ===================================     ===================================

Net income (loss) per share                               $(0.01)            $0.00               $(0.01)            $0.00

Weighted average shares outstanding                   76,711,610        75,359,712            75,830,586       74,450,787


See accompanying notes.



                             Antennas America, Inc.
                            Statements of Cash Flows

                                                                             Nine months ended September 30,
                                                                                 1999               1998
                                                                          --------------------------------------
                                                                                       (unaudited)
Operating activities
Net loss                                                                      $ (482,668)        $  (86,822)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                82,771             82,700
     Noncash expense for issuance of stock and options                             1,500             34,650
     Accrued interest on notes payable added to principal                         14,252             12,686
     Accrued salary added to note payable                                          4,776              3,077
       Amortization of note discount                                               4,000                  -
     Deferred tax expense (benefit)                                              335,373            (44,724)
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                          (147,024)           (82,719)
       (Increase) decrease in inventory                                         (162,112)           130,086
       Decrease in prepaid expenses                                               11,564             26,541
       Increase in other assets                                                  (10,472)            (3,813)
       Increase (decrease) in accounts payable and accrued expenses              217,265            (19,384)
                                                                          --------------------------------------
Net cash provided by (used in) operating activities                             (130,775)            52,278

Investing activities
Patent acquisition costs                                                          (4,539)           (14,665)
Acquisition of plant and equipment                                               (61,959)           (68,241)
                                                                          --------------------------------------
Net cash used in investing activities                                            (66,498)           (82,906)

Financing activities
Reductions in revolving credit line                                             (209,892)           (24,771)
Proceeds from new short term debt                                                200,000                  -
Repayment of notes and leases payable                                           (138,270)           (62,506)
Proceeds from private placement, net                                             488,728                  -
Proceeds from equipment refinancing                                                   -              32,104
Proceeds from exercise of options, net                                                -              69,336
Repayment of officer loans                                                       (10,548)            (1,000)
                                                                          --------------------------------------
Net cash provided by financing activities                                        330,018             13,163
                                                                          --------------------------------------

Net increase (decrease) in cash                                                  132,745            (17,465)
Cash, beginning of period                                                         17,555             61,642
                                                                          --------------------------------------
Cash, end of period                                                            $ 150,300           $ 44,177
                                                                          ======================================

Supplemental cash flow information:
  Cash paid for interest                                                       $  86,557           $ 42,782

See accompanying notes.



                             Antennas America, Inc.
                          Notes to Financial Statements
                               September 30, 1999


Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note 2.  Equity Transactions

         On September 8, 1999, the Company's Board of Directors approved financing through a private placement offering of shares of units with each Unit consisting of one share of restricted common stock of the Corporation and one redeemable Common Stock Purchase Warrant to purchase one share of common stock for $.0525 per unit. A minimum of 6,000,000 units and maximum of 22,000,000 Units were authorized to be sold for a maximum offering of $1,150,000. The Warrants included in the Units will entitle the holder to purchase one share of common stock at an exercise price of $.175 per share and will become exercisable on the date on which a registration statement concerning the transfer of the shares included in the Units and the shares underlying the Warrants is declared effective. The Warrants expire one year after becoming exercisable and may be called for redemption by the Company at the price of $.001 per Warrant at any time that the Warrants are exercisable after the weighted average trading price for the Corporation's common stock is at least $.2275 per share for 20 of 30 consecutive business days.

         As of September 30, 1999, the Company had received $511,688 of gross proceeds from the private placement which is reflected in the financial statements. As of November 10, 1999, approximately $370,000 of additional funds had been received subsequent to September 30, 1999.

Note 3.  Income Taxes

         The Company recorded a valuation allowance in the third quarter of 1999 for its deferred tax asset which is primarily attributable to the net operating loss carryover in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109), Accounting for Income Taxes. At December 31, 1998, the realization of this deferred tax asset was evaluated based on future earnings projections at that time and no valuation reserve was deemed necessary. However, based on current results and the near term financial forecasts of the Company, an evaluation of the reserve at the third quarter determined that it is more likely than not that some portion or all of the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded.

Note 4.  Reclassifications

         Certain amounts in the September 30, 1998 financial statements have been reclassified to conform with the September 30, 1999 presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                             Antennas America, Inc.
                     For the Period Ended September 30, 1999


Results of Operations

         Sales were $1,531,866 for the three month period ended September 30, 1999, as compared to $807,560 for the three month period ended September 30, 1998. The 90% increase in revenues resulted from the sales of the new local TV antennas systems sold under the GE brand name through Jasco Products and shipments under the contract from Thomson Consumer Electronics local TV antenna system under the RCA brand name. Sales for the nine month period ended September 30, 1999 were $3,195,345 compared to $2,224,112 for the same period in 1998.

         During the third quarter of 1999, due to the reasons described below, the Company recorded a non-cash, non-recurring valuation allowance of $389,844 against its net operating loss carryforward that had been on the balance sheet at full value. This valuation allowance was recorded in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109), Accounting for Income Taxes, based on the possibility that the Company may not be able to utilize the previously recorded deferred tax asset. Although management believes that the deferred tax asset will be utilized, this is not demonstrated by existing operations primarily because of the Company's rapid expansion of its business and new products which result in increased costs for investment, advertising and development for new commercial products and wireless services. Additionally, in line with previously stated plans to increase the number and variety of its revenue streams, and to increase market share in the wireless market, in November 1999 the Company has opened its new e-commerce web site. The Company anticipates additional expenses associated with the advertising initiatives to drive traffic to this site to sell the Company's new and existing products and to inform potential customers of the Company's total antenna solution capabilities.

         After recording the non-cash, non-recurring $389,344 valuation allowance expense in the third quarter, the Company's results for the three and nine months periods ended September 30, 1999 were losses of $397,532 and $482,668, respectively, as compared with income of $19,347 and a net loss of $86,822 , respectively, for the three and nine month periods ended September 30, 1998. Not including the non-cash, non-recurring $389,844 valuation allowance expense, the Company would have incurred a loss of approximately $8,000 for the three month period ended September 30, 1999, and a loss of $92,000 for the nine months ended September 30, 1999. The Company has significantly increased its research and development costs by adding to its engineering staff, filing for three new patents, and developing three new products relating to those patents. The Company anticipates that these new products will have a positive effect on both revenues and earnings in 2000.

         If the Company begins to utilize its net operating loss carryforward by generating future earnings, of which there is no assurance, there will be no corresponding income tax expense for financial statement reporting purposes until approximately $1.2 million of taxable income has been generated. Therefore, if this occurs, the Company's statement of operations will be impacted positively through the generation of future earnings of this amount, with no corresponding tax expense.

         Gross profit margins decreased to 21% and 24% for the three and nine months ended September 30, 1999 from 41% and 36% for the same periods in 1998, which impacted the net results. Contributing to the lower margins were the lower than projected gross margins on the Company's new local TV antennas sold under the GE brand name by Jasco Products, Inc. The lower gross margins were also due to the Company's 1999 plan to increase its exposure to the wireless market by offering more competitive antenna solutions to mature markets, such as local TV reception that, due to the competitive nature of the local TV retail business, incorporates lower gross margins than the Company's commercial products.

         Due to the Company's rapid growth in 1999, interest expense increased for the three month period ended September 30, 1999 from the same period in 1998 by $18,339 and by $41,077 for the nine month period ended September 30, 1999 compared to 1998 due to larger borrowings under a new agreement with higher interest rates and a loan agreement with a vendor to ramp up the Company's new local TV antenna production. The Company expects interest expense to be reduced significantly in the future due to the additional financing through a private placement as discussed below in "Financial Condition".


Financial Condition

         On September 8, 1999, the Company's Board of Directors approved financing through a private placement offering of shares of units with each Unit consisting of one share of restricted common stock of the Corporation and one redeemable Common Stock Purchase Warrant to purchase one share of Common Stock for $.0525 per unit. A minimum of 6,000,000 units and maximum of 22,000,000 Units were authorized to be sold for a maximum offering of $1,150,000. The Warrants included in the Units will entitle the holder to purchase one share of Common Stock at an exercise price of $.175 per share and will become exercisable on the date on which a registration statement concerning the transfer of the shares included in the Units and the shares underlying the Warrants is declared effective. The Warrants expire one year after becoming exercisable and may be called for redemption by the Company at the price of $.001 per Warrant at any time that the Warrants are exercisable after the weighted average trading price for the Corporation's Common Stock is at least $.2275 per share for 20 of 30 consecutive business days.

         As of September 30, 1999, the Company had received $511,688 of gross proceeds in funding from the private placement which is reflected in the financial statements. These funds were used for working capital purposes and to repay $11,000 of officer debt. As of November 10, 1999, approximately $370,000 additional funds had been received subsequent to September 30, 1999.

         Compared to December 31, 1998, the Company's total assets as of September 30, 1999 increased by $89,143 to $1,570,048. Increases in cash, accounts receivable and inventory due to the private placement funds and higher sales volume were offset by the decrease in assets associated with the deferred tax asset valuation reserve as discussed in "Results of Operations".

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

         The financing cost for this new arrangement is 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. The maximum amount charged is 9% of the receivable. As of September 30, 1999, the Company showed $14,319 as accounts receivable relating to the unsold 15 percent of the accounts receivable which belong to the Company but which are held by the bank as a reserve until the bank has been paid for the account receivable by the customer.

         Liabilities increased $75,583 to $1,201,866. The previously outstanding note payable to the bank was repaid using funds from the new account purchase arrangement. In addition, effective February 16, 1999, an agreement was entered into with one of the Company's distributors whereby the distributor advanced the Company $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and the Company granted the distributor options to purchase 500,000 shares of stock at a price of $.03 per share. The options were valued in the transaction at $6,000. This amount was recorded as a discount to the note and will be amortized using the straight line method over the life of the note. The note will be paid back through a reduced price on product as product is shipped and interest will be paid monthly. The funds advanced were used for working capital purposes. Accounts payable increased since December 31, 1998 due to the additional investment in inventory to support the sales increase.


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

PART II

Item 5.  Other Information

         Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice a reasonable time before the Company's mailing of proxy materials for that meeting. Based on current planning for scheduling the annual meeting, notice must be received on or before December 1, 1999 in order for the Company not to have discretionary authority. In addition, if the Company receives notice on or before December 1, 1999 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, on or before December 1, 1999, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal (the "Required Percentage"), which would be a majority of the Company's outstanding common stock or a majority of the shares of common stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of the Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.


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

                                               ANTENNAS AMERICA, INC.


Date:    November 19, 1999            By:   /s/ Randall P. Marx
                                          ----------------------------------
                                            Randall P. Marx
                                            Chief Executive Officer
                                            and Principal Financial Officer