Form 10KSB
period 1999-12-31
ANTENNAS AMERICA INC
filed 2000-03-30
CIK 826326

U. S. Securities And Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1999.

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

            4860 Robb Street, Suite 101, Wheat Ridge, Colorado 80033
            --------------------------------------------------------
                    (Address of principal executive offices)

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

Yes __X__     No _____


Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Issuer's revenues for its most recent fiscal year: $4,567,531

As of March 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $176,270,316. This calculation is based upon the average of the closing bid price of $2.6875 and ask price of $2.71875 of the stock on March 20, 2000. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.0005 par value common stock outstanding as of March 20, 2000 was 97,398,467.

                                     PART 1

Item 1.  Business

         Business Development. We were organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses. Our prior name was Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, we completed our initial public offering of 10,544,650 units at $.04 per unit, resulting in net proceeds of approximately $363,000. (The number of units and price per unit have been adjusted to reflect our one-for-four reverse split in April 1989). Each unit consisted of one share of common stock, one Class A Warrant and one Class B Warrant. All the Class A and Class B Warrants expired without exercise and no longer exist. In April 1989, we effected a one-for-four reverse split so that each four outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this Annual Report to the number of shares of our common stock have been adjusted for the effect of the 1989 one-for-four reverse split.

         On April 12, 1989, we merged with Antennas America, Inc., a Colorado corporation, that had been formed in September 1988 and that had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. Pursuant to the merger, Antennas America, Inc. was merged into us, all the issued and outstanding stock of Antennas America, Inc. was converted into 41,951,846 of our shares, and our name was changed to Antennas America, Inc.

         Business Of The Company. We design, develop, market and sell a diversified line of antennas and related wireless communication systems, including conformal and phased array antennas.

Principal Products

                               Conformal Antennas

         A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal antenna. This product, introduced in 1989 originally only for conventional automobile cellular phones, is an alternative to the conventional wire type antenna and has been expanded to be used for numerous mobile applications, including Cellular, UHF, VHF, ETACS, GSM, PCS, SMR, Passive Repeaters and GPS. The antenna is approximately 3 1/2" x 3 1/2" and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle.

         Several derivative products of this antenna design have been developed for special applications and OEM (original equipment manufacturer) customers, and we intend to use our experience in these applications for the new Bluetooth wireless technology. The Bluetooth wireless technology is setting standards for short range connectivity between computers and their accessories. For the year ended December 31, 1999, the patented decal antenna and other conformal derivatives of the decal antenna accounted for approximately 28 percent of our sales.

                                  GPS Antennas

         We have developed a proprietary, flat GPS system that integrates with a GPS receiver. GPS receivers communicate with several globe-circling satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military and more recently in boats and planes, for surveying purposes, and by hikers. Accurate to within approximately 100 yards, there are several types of GPS systems, some of which are the size of a cellular phone and are very easy to use. We anticipate marketing our GPS antenna products on an OEM basis for the purposes of fleet management and in-vehicle mapping systems.

         Building on our vehicular and GPS antenna experience, we also developed a proprietary, patented, amplified GPS/Cellular combination antenna that integrates with a GPS receiver. We currently are selling this product to fleet and asset management companies on a worldwide basis. Conventional GPS antenna systems are mounted on the exterior of a vehicle or other asset. However, our new product can be mounted on the interior of an automobile or truck, which protects the antenna from weather, theft and vandalism.

                                   F Antennas

         In February 1999, we announced the introduction of a new antenna system designed to provide wireless access to the internet and other data for laptop computers. Utilizing our experience in designing conformal antenna systems, our new F800 and F900 antennas are powerful yet flexible antenna systems which can be installed directly on the computer and are connected to a wireless modem inserted in the computer's PCMCIA slot. The main design parameter of the antenna is its flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We will market the new F800 and F900 series antenna systems along with our existing commercial wireless channels to existing and new OEM customers.

                      Flat Panel and Phased Array Antennas

         Our flat panel and phased array antennas are flat antennas that typically incorporate a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from microwave transmitters or satellites. We currently are developing and selling various versions of these antennas to private, commercial and governmental entities, including the previously announced flat panel antenna for broadband wireless Multipoint Distribution Services, Spread Spectrum and other applications under a joint development agreement with TSI-USA. Other projects for this type of design technology are (1) the off-air antennas for local television and (2) the 2.4 GHz spread spectrum wireless communications antennas.

         Off-Air Antennas For Local Reception With Satellite And Other TV. Home satellite television systems have become extremely popular and affordable. The single biggest drawback to the 18" home TV satellite system was that, until recently, viewers could not receive local TV broadcasts from the satellite system. In order to receive free local TV broadcasts, viewers resorted to installing outdated receive equipment which typically included "rabbit ears" or the conventional "yagi" roofmount antenna. Our two flat conformal antenna systems provide local TV reception where digital satellite systems are utilized. These antennas combine our conformal and phased array technology. New federal law allows viewers to receive local TV broadcasts from satellite systems, even if those local broadcasts would be received using a VHF/UHF antenna. We do not believe that this new law will have a near-term negative impact on our antenna business because the satellite systems are concentrating on the top 20 markets leaving a large market for our products, because the satellite systems will not carry all local channels in all markets, and because of the fees the satellite systems charge for local channels.

         Our FREEDOM(TM) Antenna System is a flat VHF/UHF TV antenna that provides local TV reception and attaches to the back of the satellite dish so that it is virtually invisible when installed. Designed to be inconspicuous, the FREEDOM(TM) Antenna is an economical solution to the issue of local TV program reception with the popular 18" dishes.

         The WALLDO(TM) Antenna System is a flat VHF/UHF TV antenna, measuring 15 1/2"x 13" x 2", which attaches to the house or other structure and provides local TV reception. This antenna is designed so that it conceals the fact that an outdoor antenna has been installed. Both the FREEDOM(TM) and the WALLDO(TM) antennas are omnidirectional and work in locations where a medium gain antenna is required, which is generally within a 25 mile radius of the local TV station's transmitters. Because the WALLDO(TM) antennas can be attached to the side of the house or to the other structures, we market it as the solution to the problem of antenna installations on rooftops where there may be limitations due to zoning codes, covenants, or homeowner restrictions or where there is the need for a more aesthetically pleasing solution.

         New Low Profile Local TV Antennas. In January 1999, we began producing and delivering three new low profile antennas to receive local TV broadcasts. These antennas use a new electromagnetic antenna design to maximize installation flexibility and yield longer range reception of off-air (VHF/UHF) signals. Unlike conventional dipole antennas, this new design can receive signals in both vertical and horizontal planes with minimum cross-polarization loss. This highly efficient design allows for a low profile antenna solution that provides numerous installation options. The antenna has a built-in switchable amplifier and can be painted to match its environment. At the present time we are marketing three versions of the new low profile antenna system: indoor/outdoor, mid-range outdoor and long-range outdoor. The indoor/outdoor product is unique in that when used indoors it is designed to fit inconspicuously in the more popular home entertainment systems. The outdoor versions consist of a mid-range and long-range outdoor antenna system. We market the new low profile antenna systems along with our other local TV antennas.

         MMDS Antennas For Wireless Cable. In 1995, we introduced three new phased array antenna systems to the wireless cable market. Known in the industry as MMDS (Multichannel, Multipoint Distribution Systems), these systems are direct competitors of cable TV and satellite TV. MMDS (wireless cable) is similar to conventional cable with the exception that it uses a microwave frequency to transmit the channels for home viewing. The signals can usually be received approximately 30 miles from the transmitter by installing a receive antenna on the subscriber's home. Using the existing MMDS infrastructure, the wireless cable business has transformed into a wireless provider of digital data, telephony, and television services. The system uses new electronics to interface with existing equipment, including antennas, and with commercial cable modems to provide reliable, wireless high data throughput. We currently are marketing our existing line of MMDS antennas and have entered into a Joint Development Agreement with TSI-USA to develop an integrated system including our flat panel antenna for broadband wireless Multipoint Distribution Services, Spread Spectrum and other MMDS high speed internet applications.

                                 Other Antennas

         We are pursuing new business opportunities for the conformal and phased array antennas by continuing to broaden and adapt our existing technologies. Currently, we design or manufacture antennas varying in frequency from 27 MHz to 12 GHz. These antennas all use our flat antenna design to provide inconspicuous installation. All of our antennas are designed to be manufactured using existing design footprints. This allows us to better use our engineering and technical staff, suppliers and production staff. This also allows us, in some cases, to use existing tools, dies and radomes for more than one product.

Marketing And Distribution

         We market our commercial line of antennas directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. We also market our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. We provide individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.antennas.com, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified antenna solutions. Inquiries through the web site are pursued by our in-house sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. MST. All our products are currently made in the United States, which we consider to be a marketing advantage over most of our competitors. Many of our products are also marketed internationally. We currently have seven international distributors marketing our products in 12 countries.

         In March 1998, we announced that we had agreed with Jasco Products Co., Inc., based in Oklahoma City, Oklahoma, for Jasco to be responsible for the mass-marketing and distribution of our new local TV antennas to retail accounts in the United States, including product literature, in-store point of purchase displays, and other related marketing services to these customers. Jasco serves as the exclusive distributor of Dishmate(TM), Optima(R) and MAX antennas to consumer electronics retail customers in the U.S., Mexico and Central America. Our distribution agreement with Jasco expires in October 2003, subject to renewal for up to two additional years. Effective January 1, 1999, Jasco obtained through Thomson Consumer Electronics the marketing and distribution rights to the General Electric, or GE, brand of consumer electronic accessories for the United States, Mexico and Central America. In October 1998, we announced that some of our products, including the Dishmate(TM), Optima(R) and MAX local TV antennas, would be marketed on a non-exclusive basis by Jasco under the GE name beginning January 1, 1999.

Production

         We  currently  produce  most  of the  customized  items  that we use to manufacture our products excluding cable, connectors and other generic components. We anticipate that this control over the production process will allow us to be more efficient and more responsive to customers, will lower the overall cost of production, and will better allow us to take advantage of more opportunities in the wireless communications market.

Research And Development

         Research and development ("R&D") costs are charged to operations when incurred and are included in operating expenses except when specifically contracted by our customers. Except for salaries of engineering personnel involved in R&D, our R&D costs have not been material in 1999 and 1998. We spent approximately $137,000 on R&D during 1999 and approximately $81,000 during 1998. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe will compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

         Historically, we have experienced delays in the development of new products. For example, delays in the development of certain new products in 1998 subsequently led to a delay in the introduction of those products until the first quarter of 1999. These delays had an adverse affect on revenues and earnings for the period. We cannot guarantee that our R&D activities will lead to the successful introduction of new or improved products or that we will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates, which could adversely affect operating results during any financial period.

Employees

         We currently have 52 full time employees including Randall P. Marx, Chief Executive Officer and Treasurer, and Richard L. Anderson, Vice President of Administration and Secretary. Each of these employees is also one of our directors.

Competition

         The market for antennas and receivers is highly competitive, and our current and proposed products compete with products of larger companies that are better financed, have established markets, and maintain larger sales organizations and production capabilities. In marketing our products, we have encountered competition from other companies, both domestic and international, which market more conventional antenna systems. At the present time our market share of the overall antenna business is small, but is significantly greater for the non-conventional antenna market. Our antenna products are designed to be unique and in some cases are patented. Our products normally compete with other products principally in the areas of price and performance. However, we believe that our unique antenna products work as well as conventional products in the same design class of products, usually sell for approximately the same price or less than competing antennas, are easier to install, and in most cases are more desirable, primarily due to being less conspicuous. Additionally, we have demonstrated to our customers and potential customers that we are a reliable source of manufacturing. In the fall of 1999, we delivered on average over 40,000 antennas per month. We believe that this is a distinct advantage over some of our competitors. We currently have a cache of antenna designs ranging from small microstrip antennas to large phased array designs that includes six patents with three additional patents pending. We believe that these products can serve as a starting point to cover most wireless frequencies up to 5.7 GHz.

Government Regulations

         We are subject to government regulation of our business operations in general, and the telecommunications industry also is subject to regulation by federal, state and local regulatory and governmental agencies. Under current laws and the regulations administered by the FCC, there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. We believe that our antennas that also transmit signals are in compliance with current laws and regulations. Current laws and regulations are subject to change and our operations may become subject to additional regulation by governmental authorities. We can be significantly impacted by a change in either statutes or rules.

Patents

         Kevin O. Shoemaker, one of our engineers, is the record owner of a U.S. patent, subject to annual renewal fees, valid through the year 2007, for microstrip antennas and multiple radiator array antennas. Mr. Shoemaker also is the record owner of a U.S. patent for a serpentine planar broadband antenna valid through the year 2011. This is the design that we use for some of our conformal antennas, including the vehicular disguised decal antennas and related products. In addition, Mr. Shoemaker and Randall P. Marx, our Chief Executive Officer, are the record owners of patents relating to the technique and design of the FREEDOM(TM) and WALLDO(TM) local TV, VHF/UHF antenna systems, a patent covering the process used to manufacture certain of our flat planar antennas, a patent for the conformal FREEDOM(TM) antenna for the RCA style satellite dish and a patent covering creating antennas from coaxial cable, which brings the total number of our patents to six. Mr. Shoemaker and Mr. Marx each has permanently assigned to us all of the rights in these and all other products that have been and will be developed while employed by us. In addition, we have filed provisional patents on three new antenna products in the name of Dr. Mohamed Sanad, our former Principal Consulting Engineer, pursuant to a contract with Dr. Sanad that entitles us to an assignment of these patents from Dr. Sanad. We seek to protect our proprietary products, information and technology through reliance on confidentiality provisions, and, when practical, the application of patent, trademark and copyright laws. We cannot assure that these applications will result in the issuance of patents, trademarks or copyrights of our products, information or technology.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

         Forward-Looking Statements. This Annual Report on Form 10-KSB includes "forward-looking statements." All statements other than statements of historical fact included in this Annual Report, including without limitation under "ITEM 1. Business-Principal Products", "Marketing and Distribution", "Production", "Research and Development", "Competition", "Governmental Regulations" and "Patents", and "ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

         Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

         Cautionary Statements. In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. We have a history of losses. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 and 1999, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997. Profits for some of these years were marginal, and we cannot assure that our operations in the future will be profitable. See the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

2. Our industry suffers rapid technological changes. We do business in the antenna and wireless communications industries. These industries are characterized by rapidly developing technology. Changes in technology could affect the market for our products and necessitate additional improvements and developments to our products. We cannot predict that our research and development activities will lead to the successful introduction of new or improved products or that we will not encounter delays or problems in these areas. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

3. Protection of product design may be insufficient to protect us against competitors. We attempt to protect our product designs by obtaining patents, when available, and by manufacturing our products in a manner that makes reverse engineering difficult. These protections may not be sufficient to prevent our competitors from developing products that perform in a manner that is similar to or better than our products. Competitors' successes may result in decreased margins and sales of our products.

4. Our limited financial resources could constrain our business expansion. We have limited financial resources available which may restrict our ability to grow. Additional capital from sources other than our cash flow may be necessary to develop new products. We cannot predict that this financing will be available from any source. We believe that we can sustain our current business without additional funding, but we may not be able to increase our business as desired without additional funding.

5. We could be adversely impacted by intense competition. The communications and antenna industries are highly competitive, and we compete with substantially larger companies in the production and sale of antennas. These competitors have larger sales forces and more highly developed marketing programs as well as larger administrative staffs and more available service personnel. The larger competitors also will have greater financial resources available to develop and market competitive products. The presence of these competitors could significantly affect any attempts to develop our business. However, we believe that we will have certain advantages in attempting to develop and market our products, including a more cost-effective technology, the ability to undertake smaller projects, and the ability to respond to customer requests more quickly than some larger competitors. We cannot be certain that these conclusions will prove correct.

6. We depend on the availability of efficient labor. We produce and assemble our products at our own facility and are dependent on efficient workers for these functions. We cannot predict that efficient workers will continue to be available to us at a cost consistent with our budget.

7. We depend on key employees. We are highly dependent on the services of our executive management, including Randall P. Marx, our Chief Executive Officer. The loss of the services of any of our executive management could have a material adverse effect on us.

8. New government regulation could increase our costs. We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the Federal Communications Commission ("FCC") because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

9. There is an inactive trading of our shares and possible volatile prices. Historically, there has been an extremely limited public market for our shares, although most recently there has been significantly more volume. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to borrow funds using our shares as collateral.

     For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On March 20, 2000, the low bid price for the common stock was $2.50, the high asked price was $2.75 and the closing sale price was $2.71875. Because of the matters described above, a holder of our shares may be unable to sell shares when he or she wishes to do so, if at all.

10. Penny stock regulation may discourage investors' interest. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). If our shares are traded for less than $5 per share, then unless (1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we had average revenue of at least $6,000,000 for the last three years, our shares will be subject to the SEC's penny stock rules unless otherwise exempt from those rules.

     The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as our shares are subject to the penny stock rules, selling shareholders may find it difficult to sell our shares.

11. No dividends with respect to our shares. We have not paid any cash dividends with respect to our shares, and it is unlikely that we will pay any dividends on our shares in the foreseeable future. We currently intend that any earnings that we may realize will be retained in the business for further development and expansion.

Item 2.  Properties

         We are the tenant on a three-year lease which expires May 15, 2000 on 5,100 square feet of office space and 17,500 square feet of production space and a three-year lease on another 2,500 square feet of production space which expires on November 30, 2002 in Wheat Ridge, Colorado at a cost of approximately $17,000 per month. We are obligated to pay for all utilities, taxes and insurance on the production space. The property is in good condition.

Item 3.  Legal Proceedings

         On August 6, 1997, we filed a lawsuit against Terk Technologies Corporation, Neil Terk, Tom Jensen & Associates, Tom Jensen, and Robert A. Hodge, Jr. for false and/or misleading representations regarding our local TV antennas. Terk Technologies Corporation is one of our competitors. The lawsuit was filed in the United States District Court for the Northern District of Illinois. The lawsuit includes related supplemental claims for consumer fraud under the Illinois Consumer Fraud and Deceptive Trade Practices Act, deceptive trade practices under the Illinois Deceptive Trade Practices Act, and tortious interference with prospective economic advantage, unfair competition and trade disparagement under Illinois common law. The lawsuit relates to a report which we alleged falsely disparages Antennas America, Inc.'s local TV antennas. Two distributors of our products, Jasco Products Company, Inc. and MITO Corporation, joined the lawsuit as plaintiffs.

         In May 1998, Terk Technologies Corporation filed a counterclaim against us alleging that we engaged in false and/or misleading representations in violation of federal and Illinois state statutes. The counterclaim seeks unspecified damages, including costs and punitive damages. The counterclaim also requests that we withdraw and correct alleged deceptive statements attributed to us. We filed an answer to the counterclaim denying the allegations and denying that we were responsible for the statements attributed to us.

         In October 1998, the Court dismissed the action while allowing us to file a pretrial order with the Court setting forth the basis for trying the case. In January 1999, the case was reinstated. During 1999, we proceeded with the discovery process with the defendants in this case. In December 1999, an out of court agreement was reached with the defendants on a settlement and this case is considered closed.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Trading in our common stock is very limited. Our shares are traded in the over-the-counter market through the OTC Bulletin Board and the "pink sheets". Our trading symbol is "ANTM". Our shares are not quoted on any established stock exchange or on the Nasdaq Stock Market. Because trading in our shares is so limited, prices are highly volatile.

         The following quotations for the past two fiscal years are the inter-dealer quotations provided by the National Quotations Bureau and the OTC Bulletin Board's Trading and Market Services, without retail markup, markdown or commission. These quotations do not necessarily represent actual transactions.

                                  Common Stock

                                      Closing Bid Price
                                  ------------------------
Quarter Ended                     High                Low
-------------                     ----                ----
March 31, 1998                    $.17                $.05
June 30, 1998                      .13                 .08
September 30, 1998                 .10                 .04
December 31, 1998                  .05                 .02
March 31, 1999                     .115                .035
June 30, 1999                      .12                 .04
September 30, 1999                 .15                 .07
December 31, 1999                  .155                .10

         On March 20, 2000, the closing sale price for our common stock was $2.71875. On March 20, 2000, the number of our shareholders of record was 350. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

                                                              December 31,
                                                           1999          1998
                                                         ---------     --------
Components of Working Capital (Deficit)

          Cash                                           $177,679      $ 17,555
          Accounts Receivable                             324,481       336,732
          Inventory                                       579,713       300,366
          Other Current Assets                                139        21,938
          Accounts Payable                               (357,474)     (351,793)
          Notes Payable and Capital Lease Obligations    (168,989)     (370,348)
          Notes Payable - Officers                        (33,274)      (33,274)
          Other Current Liabilities                       (70,528)      (77,548)
          Total Working Capital (Deficit)                 451,747      (156,372)

         During the last six months of 1999 we undertook a private placement offering of units, with each unit consisting of one share of our restricted common stock and one redeemable common stock purchase warrant to purchase one share of common stock, for $.0525 per unit. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. These funds were used for working capital purposes and to repay $111,000 of officer debt. The warrants included in the units entitle the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000. The warrants expire on March 14, 2001 and may be redeemed by us at the price of $.001 per warrant at any time that the warrants are exercisable after the weighted average trading price for the common stock is at least $.2275 per share for 20 of 30 consecutive business days.

         The note payable to the bank as of December 31, 1998 was an asset-based revolving credit line and bore interest at prime plus six percent (13.75%). This line was discontinued by the bank as of January 31, 1999. We then entered into an accounts receivable purchase agreement with another division of the same bank on February 1, 1999. Under the new arrangement, the bank would purchase 85 percent of approved accounts receivable from us, thereby reducing the amount of accounts receivable by the amount of funds received by us from the sale of those receivables.

         The financing cost for this new arrangement was one percent of the receivable for the first 10 days and 1/15 of one percent each day thereafter until the account is paid in full. The maximum amount charged was nine percent of the receivable. As of December 31, 1999, we showed $5,897 as accounts receivable relating to the unsold 15 percent of the accounts receivable which belong to us but which was held by the bank as a reserve until the bank had been paid for the account receivable by the customer. This accounts receivable purchase agreement was canceled with the bank as of March 10, 2000.

         In addition, effective February 16, 1999, an agreement was entered into with one of our distributors whereby the distributor advanced us $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and we granted the distributor options to purchase 500,000 shares of stock at a price of $.03 per share. The options were valued in the transaction at $6,000. This amount was recorded as a discount to the note and was amortized using the straight line method over the life of the note. The note was paid back through a reduced price on product as product was shipped and was paid in full on January 31, 2000. The funds advanced were used for working capital purposes.

         The $608,119 increase in working capital from December 31, 1998 to December 31, 1999 was primarily due to an increase in cash due to the proceeds received in the private placement, an increase in inventory to support the higher sales volume during the year, and the change in bank financing.

         We had total assets of $1,507,969 as of December 31, 1999 as compared with $1,480,905 as of December 31, 1998, or a 2% increase from the prior year. Increases in cash primarily due to the private placement funds and inventory due to the higher sales volume were offset by the decrease in assets associated with the deferred tax asset valuation reserve as discussed in "Results of Operations".

         Liabilities decreased by $364,254 to $762,029 from December 31, 1998 to December 31, 1999. The previously outstanding note payable to the bank was repaid using funds from the new account purchase arrangement. As previously mentioned, the private placement funds were used to pay $111,000 of officer debt.

         Our net worth was $745,940 as of December 31, 1999 as compared with $354,622 as of December 31, 1998. The net proceeds from the private placement of $955,706 were offset by the loss for the year of $572,388.

                              Results of Operations

Fiscal Year Ended December 31, 1999 Compared To Fiscal Year
Ended December 31, 1998

         For the year ended December 31, 1999, our total revenues were $4,567,531 as compared to $2,926,728 for the year ended December 31, 1998. The 56% increase in revenues resulted from the sales of the new local TV antennas systems sold under the GE brand name through Jasco and shipments under the contract from Thomson Consumer Electronics local TV antenna system under the RCA brand name.

         During 1999, due to the reasons described below, we recorded a non-cash, non-recurring valuation allowance of $335,373 against our net operating loss carryforward that had been on the balance sheet at full value as of December 31, 1998. This valuation allowance was recorded in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109), Accounting for Income Taxes, based on the possibility that we may not be able to utilize the previously recorded deferred tax asset. Although we believe that the deferred tax asset will be utilized, this is not demonstrated by existing operations primarily because of our rapid expansion of our business and new products which has resulted in increased costs for our investment in new technology, advertising and development of new commercial products and wireless services. Additionally, in line with previously stated plans to increase the number and variety of our revenue streams, and to increase market share in the wireless market, in November 1999 we opened our new e-commerce web site. We anticipate additional expenses associated with the advertising initiatives to drive traffic to this site to sell our new and existing products and to inform potential customers of our total antenna solution capabilities.

         After recording the non-cash, non-recurring $335,373 valuation allowance expense, our results for the year ended December 31, 1999 were a net loss of $572,388 as compared with a net loss of $244,726 for the year ended December 31, 1998. Not including the non-cash, non-recurring $335,373 valuation allowance expense, we would have incurred a net loss after taxes of approximately $149,000 for the year ended December 31, 1999. We have significantly increased our research and development costs by adding to our engineering staff, filing for three new patents, and developing three new products relating to those patents. We anticipate that these new products will have a positive effect on both revenues and earnings in 2000.

         If we begin to utilize our net operating loss carryforward by generating future earnings, of which there is no assurance, there will be no corresponding income tax expense for financial statement reporting purposes until approximately $1.2 million of taxable income has been generated. Therefore, if this occurs, our statement of operations will be impacted positively through the generation of future earnings of this amount, with no corresponding tax expense.

         Gross profit margins decreased to 24% for the year ended December 31, 1999 from 34% for 1998, which impacted the net results. Contributing to the lower margins were the lower than projected gross margins on our new local TV antennas sold under the GE brand name by Jasco Products, Inc. The lower gross margins were also due to our 1999 plan to increase our exposure to the wireless market by offering more competitive antenna solutions to mature markets, such as local TV reception that, due to the competitive nature of the local TV retail business, incorporate lower gross margins than our commercial products.

         Due to our rapid growth in 1999, interest expense increased for 1999 from 1998 by $36,565 due to larger borrowings under a new agreement with higher interest rates and a loan agreement with a vendor to ramp up our new local TV antenna production.

                              Year 2000 Compliance

         Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of our computer programs or equipment using internal programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as telephone systems, facsimile machines and production machinery. However, neither we nor our suppliers or customers have had any Year 2000 problems to date.

Item 7.  Financial Statements

         The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act


            Name                   Age              Position with the Company           Director Since
            ----                   ---              -------------------------           --------------
Randall P. Marx                     47       Chief Executive Officer; Treasurer;             1990
                                             and Director

Kevin O. Shoemaker                  45       Engineer; and Director                          1989

Richard L. Anderson                 51       Vice President - Administration;                1994
                                             Secretary;  and Director

Julie H. Grimm                      33       Chief Financial Officer                           -

Donald A. Huebner                   55       Principal Consulting Engineer; and              1998
                                             Director

Sigmund A. Balaban                  58       Director                                        1994


         Randall P. Marx has served as Chief Executive Officer since November 1991, as a director since May 1990, and as Treasurer since December 1994. From May 1990 until November 1991, Mr. Marx advised us with respect to marketing matters. From 1989 to 1991, Mr. Marx served as a consultant to three domestic and international electronic companies. His responsibilities consisted primarily of administration, finance, marketing and other matters. From 1983 until 1989, Mr. Marx served as President of THT Lloyd's Inc., Lloyd's Electronics Corp. and Lloyd's Electronics Hong Kong Ltd., international consumer electronics companies. THT Lloyd's Inc. purchased the Lloyd's Electronics business from Bacardi Corp. in 1986. Prior to 1983, Mr. Marx owned a sales and marketing company involved in the consumer electronics business.

         Kevin O. Shoemaker has served as a director since 1989. From April 1989 through December 1999, he served as our Chief Scientist. He also served as our Chairman of the Board from 1989 to March 1999, as Executive Vice President from May 1990 until November 1991 and as President from November 1991 until April 1994. Mr. Shoemaker's prior employment included serving as a design engineer for Martin Marietta Aerospace, an aerospace defense contractor, and as a technical specialist for Ball Aerospace Systems, an aerospace contractor.

         Richard L. Anderson has served as a director since December 1994. From March until December 1995, he served as a part-time consultant to assist with our general operations. Since January 1996, Mr. Anderson has served as our Vice President of Administration, and as of March 1998, he has held the position of Secretary. From 1990 to 1995, Mr. Anderson served as an independent financial contractor underwriting residential and commercial real estate first mortgage credit packages. From October 1985 until March 1990, Mr. Anderson served as Senior Vice President, Administration of Westline Mortgage Corporation, a Denver, Colorado based mortgage loan company that was a subsidiary of Bank Western Federal Savings. Prior to October 1985, Mr. Anderson served as Vice President, Human Resources for Midland Federal Savings.

         Julie H. Grimm has been our Chief Financial Officer since May 1998. From 1997 to 1998, Ms. Grimm, a Certified Public Accountant, was the Accounting Manager for Qwest Communications, a telecommunications company based in Denver. From 1991 to 1997, Ms. Grimm was employed by Harris Corporation, a Florida-based electronics manufacturing company, as the Financial Audit Manager. Prior to April 1991, Ms. Grimm was with Ernst & Young llp, in Atlanta, Georgia, serving clients in the manufacturing industry.

         Donald A. Huebner has served as a director of the Company since May 1998 and Principal Consulting Engineer since February 2000. Dr. Huebner has been a Department Staff Engineer of Lockheed Martin Astronautics in Denver, Colorado since 1986. In this capacity, Dr. Huebner served as technical consultant for phased array and space craft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also has served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles ("UCLA"). Dr. Huebner also has served as consultant to various companies, including as a consultant to us from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Master's of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Master's in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas And Propagation Society and Microwave Theory And Technique Society of the Institute of Electrical and Electronic Engineers.

         Sigmund A. Balaban has served as a director since December 1994. Mr. Balaban has been employed by Fujitsu General America, Inc. of Fairfield, New Jersey, formerly Teknika Electronics, since 1986 serving as Vice President, Credit from 1986 to 1992 and as Senior Vice President and General Manager from 1992 to the present. Fujitsu General America, Inc. is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 1999, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth in summary form the compensation received during each of our three successive completed fiscal years ended December 31, 1999 by Randall P. Marx, our Chief Executive Officer. None of our other executive officers received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 1999.

                                                                                       Long Term Compensation
                                                                           ------------------------------------------------
                                          Annual Compensation                    Awards          Payouts
                                ------------------------------------------  -------------------  -------
                                                                           Restricted
                                                            Other Annual      Stock                 LTIP       All Other
                               Fiscal    Salary    Bonus    Compensation     Awards     Options    Payouts   Compensation
Name and Principal Position     Year    ($) (1)   ($) (2)      ($) (3)         ($)        (#)      ($) (4)        ($) (5)
------------------------------ -------- --------- --------- -------------- ------------ --------- ---------- --------------
Randall P. Marx                 1999    115,000     -0-          -0-           -0-        -0-        -0-          -0-
Chief Executive Officer,
Treasurer and a Director        1998     75,000     -0-          -0-           -0-        -0-        -0-          -0-

                                1997     75,000    10,100        -0-           -0-        -0-        -0-          -0-

------------------
(1) The dollar value of base salary (cash and non-cash) received during the year indicated.

(2) The dollar value of bonus (cash and non-cash) received during the year indicated.

(3) During the period covered by the Summary Compensation Table, we did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) We do not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for our 1997 Stock Option And Compensation Plan.

(5) All other compensation received that we could not properly report in any other column of the Summary Compensation Table including our annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, us.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

         Other than our stock option and 401(k) plan, we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

1997 Stock Option And Compensation Plan

         In November 1997, the Board of Directors approved our 1997 Stock Option And Compensation Plan (the "Plan"). Pursuant to the Plan, we may grant options to purchase an aggregate of 5,000,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan, except that the option committee shall not administer the Plan with respect to automatic grants of options to our directors who are not our employees. The option committee may be the entire Board or a committee of the Board.

         At the time of their election, directors who are not also our employees ("Outside Directors") automatically receive options to purchase 250,000 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors are not exercisable at the time of grant. Options to purchase 50,000 shares become exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director. The exercise price for options granted to Outside Directors is equal to the fair market value per share of our common stock on the date of grant. All options granted to Outside Directors expire five years after the date of grant. On the date that all of an Outside Director's options have become exercisable, options to purchase an additional 250,000 shares, which are not exercisable at the time of grant, shall be granted to that Outside Director.

         Mr. Balaban, the sole Outside Director on November 19, 1997, received options to purchase 250,000 shares, which were not exercisable at the date of grant, at an exercise price of $.08 per share, pursuant to the Plan on November 19, 1997. All of these options have since become exercisable and expire on November 19, 2002. Mr. Balaban received options to purchase an additional 250,000 shares, which were not exercisable at the date of grant, at an exercise price of $.095 per share on June 24, 1998. These options have since become exercisable and expire on June 24, 2003. Mr Balaban was then granted options to purchase 250,000 shares, at an exercise price of $.15 on September 8, 1999. Of this grant, 100,000 options were exercisable as of March 20, 2000.

          Mr. Huebner received options to purchase 250,000 shares, which were not exercisable at the date of grant, at an exercise price of $.085 per share on May 15, 1998. All of these options have since become exercisable and expire on May 15, 2003. Mr. Huebner received options to purchase an additional 250,000 shares at an exercise price of $.06 on May 10, 1999. Of this amount, 150,000 had become exercisable as of March 20, 2000.

         In addition to these automatic grant of options to the Outside Directors, stock options have been granted pursuant to the Plan on other occasions. On November 19, 1997, each of three employees was granted options to purchase 100,000 shares, for an aggregate of 300,000 shares, at an exercise price of $.10 per share, contingent upon certain corporate goals being met. On April 14, 1998, options to purchase 50,000 shares at an exercise price of $.12 per share were issued to another of our employees. These options also were to become exercisable upon certain corporate goals being met. As of December 31, 1998, the corporate goals were not met and these options expired. On April 14, 1998, the Board of Directors approved the issuance of options to purchase up to 300,000 shares of common stock at an exercise price of $.105 to Julie H. Grimm, our Chief Financial Officer. These options were cancelled as discussed in the following paragraph.

         On May 10, 1999, the Board of Directors authorized new options for each of two employees for 80,000 shares at an exercise price of $.06 per share. These options have a one-year term. One of these employees was also granted options for an additional 100,000 shares at an exercise price of $.06 for a term of two years. The other employee was granted options for an additional 100,000 shares at an exercise price of $.06 per share contingent on meeting a certain sales goal. These options would also have a term of two years. On this same date, the Board of Directors cancelled the previous options outstanding for Julie H. Grimm and granted her new options for 240,000 shares at an exercise price of $.06. These options have a two-year term. Additional options were also granted to another employee on this same date; however, the options expired when the employee left our employment in July 1999.

Compensation Of Outside Directors

         Standard Arrangements. Outside Directors are paid $250 for each meeting of the Board of Directors that they attend. For meetings in excess of four meetings per year, Outside Directors will receive $50 per meeting. Pursuant to the Plan, Outside Directors may elect to receive payment of the meeting fee in the form of our restricted common stock at a rate per share equal to the fair market value of the common stock on the date of the meeting by informing our Secretary, Chief Executive Officer or President of that election on or before the date of the meeting. Directors also will be reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of us. In addition, each Outside Director automatically receives options to purchase shares of common stock pursuant to the Plan.

         Prior to the adoption of the Plan in November 1997, we granted options ("Outside Director Options") and shares ("Outside Director Shares") to the
Outside Directors commencing in January 1995. On January 3, 1995, Outside Directors Options to purchase 250,000 shares at an exercise price of $.05 per share were granted to each of Sigmund A. Balaban and Richard L. Anderson, who both were Outside Directors at the time. The closing bid price for the common stock was $.001 per share on January 3, 1995. All options granted to Mr. Balaban became exercisable on July 14, 1998. Of the options granted to Mr. Anderson, 150,000 became exercisable on July 14, 1998, and the remaining 100,000 will not become exercisable because Mr. Anderson is no longer an Outside Director. He became an officer and employee in January 1996. These options for both Mr. Balaban and Mr. Anderson expired unexercised on January 3, 2000.

         Outside Director Options to purchase an additional 250,000 shares were issued to Mr. Balaban on December 26, 1996 at an exercise price of $.0475 per share, which was the closing bid price on the date of grant. These options became exercisable on July 14, 1998 and may be exercised until December 26, 2001.

         For the period from January 1995 through the adoption of the Plan in November 1997, Outside Directors were allowed to receive their meeting attendance fees in the form of common stock based on the fair market value of the common stock on the date of the meeting. As of March 20, 2000, a total of 110,416 shares of common stock had been granted to the Outside Directors in lieu of meeting fees.

         Other Arrangements. During the year ended December 31, 1999, no compensation was paid to our non-employee directors other than pursuant to the standard compensation arrangements described in the previous section.

Employment Contracts And Termination Of Employment And
Change-In-Control Arrangements

         Effective as of March 19, 1998, we entered into an employment agreement with Kevin O. Shoemaker, one of our engineers, who is the beneficial owner of
6.6 percent of our common stock. The employment agreement provides for a two-year term at an annual salary rate of not less than $66,000 per year. Mr. Shoemaker's annual salary rate pursuant to the Employment Agreement will increase to $70,000 if Mr. Shoemaker meets the criteria for receiving a bonus pursuant to the Employment Agreement. Mr. Shoemaker is eligible to receive a bonus for a particular fiscal year during the term of the employment agreement if we have net profits of at least $300,000 for that fiscal year and if Mr. Shoemaker contributes a reasonable amount of finished products to our assortment of existing products for that fiscal year. If these criteria are met, Mr. Shoemaker also will receive a bonus in 1999 ranging from $10,000 if we have net profits in the applicable fiscal year of at least $300,000 up to a bonus of $30,000 if we have net profits in the applicable fiscal year of at least $900,000. In connection with the employment agreement, Mr. Shoemaker agreed not to sell or otherwise dispose of any shares of common stock prior to December 31, 1999 without our prior written consent.

         We entered into a written employment agreement with Randall P. Marx, our Chief Executive Officer and Treasurer on October 1, 1998 with an effective date of September 1, 1998. Mr. Marx is the beneficial owner of 9.9 percent of our stock or 9,789,774 shares. The agreement is for a period of two years with an annual salary rate of $115,000. Mr. Marx is eligible for a bonus of five percent of the income from our operations per fiscal year for each fiscal year during the term. As a part of this agreement, Mr. Marx has agreed not to compete with us for a period of two years following his termination as our employee.

         We entered into an employment agreement with Richard L. Anderson, our Vice President-Administration and Secretary, on October 1, 1998. The term of the agreement is 23 months and provides for an annual salary rate of not less than $57,500. The agreement provided for options to purchase shares that would have become exercisable after 1998 or 1999 if we met certain net operating income requirements. We did not meet the income requirements for 1998 or 1999 and these options did not become exercisable.

         We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with us or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control, except that the Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table summarizes certain information as of March 20, 2000 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                       Number of Shares
Name and Address of Beneficial Owner                Beneficially Owned (1)         Percent of Class
------------------------------------                ----------------------         ----------------
Richard L. Anderson                                       2,551,476 (2)                   2.6
Antennas America, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Sigmund A. Balaban                                        1,569,964 (3)                   1.6
10 Grecian Street
Parsippany, NJ  07054

Julie H. Grimm                                              240,000 (4)                    *
Antennas America, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033


Donald A. Huebner                                           544,500 (5)                    *
6305 W. Apache Drive
Larkspur, CO  80118

Randall P. Marx                                           9,789,774 (6)                   9.9
Antennas America, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Kevin O. Shoemaker                                        6,434,474 (7)                   6.6
Antennas America, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Barry F. Nathanson                                        8,577,366 (8)                   8.4
6 Shore Cliff Place
Great Neck, NY  11023

Hudson River Investments, Inc.                            7,962,350 (9)                   7.9
720 5th Avenue, 9th Floor
New York, NY  10019

Evansville Limited                                        6,100,000 (10)                  6.0
P.O. Box 438
Road Town, Tortola
British Virgin Islands

Bruce Morosohk                                            5,123,117 (11)                  5.3
7212 South Acoma Street
Littleton, CO  80120

All officers and directors as a group (six persons)      21,130,188                      20.7
                                                     (2)(3)(4)(5)(6)(7)

* Less than one percent.

(1) "Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Includes 135,238 shares and 135,238 warrants to purchase shares of common stock at $.175 owned jointly with Geary Kommer Anderson; includes 475,000 warrants to purchase shares at $.175 per share; includes 636,500 shares owned by the Lloyd Anderson Marital Trust B Dated June 21, 1990, for which Richard L. Anderson serves as trustee.

(3) Includes options under the Plan to purchase 250,000 shares at $.0475 per share until December 26, 2001; options under the Plan to purchase 250,000 shares at $.08 per share until November 19, 2002; options under the Plan to purchase 250,000 shares at $.095 per share until June 24, 2003; options under the Plan to purchase 250,000 shares at $.15 per share until September 8, 2004, 100,000 of which are currently exercisable; and 250,000 warrants to purchase shares of common stock at $.175 per share.

(4) Consists of options under the Plan to purchase 240,000 shares of common stock for $.06 per share which expire on May 10, 2001.

(5) Consists of Outside Director Options under the Plan to purchase 250,000 shares at $.085 per share until May 15, 2003; option under the Plan to purchase 250,000 shares at $.06 per share until May 10, 2004, 150,000 of which are currently exercisable; and warrants to purchase 9,524 shares of common stock at $.175 per share.

(6) Includes 1,015,000 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees, although Mr. Marx disclaims beneficial ownership of these shares; also includes 1,904,762 warrants to purchase shares of common stock at $.175 per share.

(7)    Does  not  include   5,123,117  shares  owned  by  Bruce  Morosohk,   Mr.
       Shoemaker's brother-in-law, as to which shares Mr. Shoemaker disclaims beneficial ownership.

(8)    Includes warrants to purchase 4,388,683 shares of common stock at $.175.

(9)    Includes warrants to purchase 4,001,175 shares of common stock at $.175.

(10)   Includes warrants to purchase 3,800,000 shares of common stock at $.175.

(11) Does not include the following shares as to which Mr. Morosohk disclaims beneficial ownership: (a) 6,434,474 shares owned by Kevin Shoemaker, Mr. Morosohk's brother-in-law, and (b) an aggregate of 191,780 shares owned by Mr. Morosohk's siblings and their respective spouses.

Item 12.  Certain Relationships and Related Transactions

     Not applicable.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Financial Statements

         Report of Independent Auditors..................................F-1

         Balance Sheets at December 31, 1999 and 1998....................F-2

         Statements of Operations for the Years Ended

                December 31, 1999 and 1998...............................F-3

         Statements of Changes in Stockholders' Equity

                for the Years Ended December 31, 1999 and 1998...........F-4

         Statements of Cash Flows for the Years Ended

                December 31, 1999 and 1998...............................F-5

         Notes to Financial Statements...................................F-6

         (a)(2)  Exhibits.
                 --------

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
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

10.1a Industrial Lease dated April 10, 1998 between the Company and Five K Investments (1)

10.1b Renewal and Extension of Lease dated April 10, 1998 between the Company and Five K Investments (1)

10.1c Renewal and Extension of Lease dated April 10, 1998 between the Company and Five K Investments (1)

10.1d Renewal and Extension of Lease dated April 10, 1998 between the Company and Five K Investments (1)

10.2a Employment Agreement dated as of October 1, 1998 between the Company and Randall P. Marx (File No. 000-18122)

10.2b Employment Agreement dated as of October 1, 1998 between the Company and Richard L. Anderson (File No. 000-18122)

10.2c Employment Agreement dated as of March 31, 1998 between the Company and Kevin O. Shoemaker incorporated herein by reference from the Company's Form 10-KSB Annual Report dated March 31, 1998 (File No. 000-18122)

10.3a Distribution Agreement dated October 7, 1998 between the Company and Jasco Products Co., Inc. (2)

10.3b Promissory Note dated February 15, 1999 from the Company to Jasco Products Co., Inc. (2)

10.3c Stock Option Agreement dated February 15, 1999 between the Compan and Jasco Products Co., Inc. (2)

27.1     Financial Data Schedule

---------------------------

(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)

(2) Incorporated by reference from the Company's Form SB-2 Registration Statement filed February 9, 2000 (File No. 333-96485)

       (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANTENNAS AMERICA, INC.


Date:  March 29, 2000                By:/s/ Randall P. Marx
                                        -------------------
                                        Randall P. Marx, Chief Executive Officer
                                        and Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Date                         Signatures
              ----                         ----------

         March 29, 2000                    /s/ Richard L. Anderson
                                           ------------------------
                                           Richard L. Anderson, Director


         March 29, 2000                     /s/ Sigmund A. Balaban
                                           -----------------------
                                           Sigmund A. Balaban, Director


         March 29, 2000                     /s/ Randall P. Marx
                                           --------------------
                                           Randall P. Marx, Director


         March 29, 2000                     /s/ Kevin O. Shoemaker
                                           -----------------------
                                           Kevin O. Shoemaker, Director


         March 29, 2000                     /s/ Donald A. Huebner
                                           ----------------------
                                           Donald A. Huebner, Director

                         Report of Independent Auditors

The Board of Directors and Stockholders
Antennas America, Inc.

We have audited the accompanying balance sheets of Antennas America, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antennas America, Inc. at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/  Ernst & Young LLP

Denver, Colorado
February 18, 2000

                             Antennas America, Inc.

                                 Balance Sheets

                                                                                 December 31,
                                                                           1999                1998
                                                                    ----------------------------------------
Assets
Current assets:
   Cash                                                                  $   177,679        $     17,555
   Accounts receivable, less allowance for doubtful accounts
     of $15,060 and $6,465, respectively                                     324,481             336,732
   Inventory, net                                                            579,713             300,366
   Prepaid expenses                                                              139              21,938
                                                                    ----------------------------------------
Total current assets                                                       1,082,012             676,591

Property and equipment, net                                                  369,381             404,814

Other assets:
   Deferred tax asset, net                                                         -             335,373
   Intangible assets, net of accumulated amortization of $57,923
     and $49,419, respectively                                                40,491              40,539
   Deposits                                                                   16,085              23,588
                                                                    ----------------------------------------
Total assets                                                              $1,507,969          $1,480,905
                                                                    ========================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                      $   357,474          $  351,793
   Notes payable--others                                                     114,143              97,799
   Note payable--bank                                                              -             209,892
   Notes payable--officers                                                    33,274              33,274
   Current portion of capital lease obligations                               54,846              62,657
   Accrued expenses                                                           70,528              77,548
                                                                    ----------------------------------------
Total current liabilities                                                    630,265             832,963

Capital lease obligations, less current portion                                6,111              60,027
Notes payable--others, less current portion                                  125,653             116,345
Notes payable--officers, less current portion                                      -             110,948
Other long-term obligations                                                        -               6,000
                                                                    ----------------------------------------
Total liabilities                                                            762,029           1,126,283

Commitments

Stockholders' equity:
   Common stock, $.0005 par value, 250,000,000 shares
     authorized, 95,089,563 and 75,371,847 shares issued
     and outstanding, respectively                                            47,545              37,686
   Additional paid-in capital                                              1,891,686             937,839
   Accumulated deficit                                                    (1,193,291)           (620,903)
                                                                    ----------------------------------------
Total stockholders' equity                                                   745,940             354,622
                                                                    ----------------------------------------
Total liabilities and stockholders' equity                                $1,507,969          $1,480,905
                                                                    ========================================

See accompanying notes.

                             Antennas America, Inc.

                            Statements of Operations

                                                                             Years ended December 31,
                                                                             1999                1998
                                                                    ----------------------------------------

Sales, net                                                                $4,567,531          $2,926,728
Cost of sales                                                              3,483,357           1,922,522
                                                                    ----------------------------------------
Gross profit                                                               1,084,174           1,004,206
Selling, general and administrative expenses                               1,201,018           1,301,421
                                                                    ----------------------------------------
Loss from operations                                                        (116,844)           (297,215)

Other income (expense):
   Interest expense                                                         (120,339)            (83,774)
   Other income                                                                  168               3,498
                                                                    ----------------------------------------
Total other expense                                                         (120,171)            (80,276)
                                                                    ----------------------------------------

Loss before income taxes                                                    (237,015)           (377,491)
Provision for (benefit from) income taxes                                    335,373            (132,765)
                                                                    ----------------------------------------
Net loss                                                                  $ (572,388)        $  (244,726)
                                                                    ========================================

Basic and diluted loss per share                                             $(0.01)             $(0.00)

Weighted average shares outstanding                                       80,089,781          74,676,836


See accompanying notes.

                             Antennas America, Inc.

                  Statements of Changes in Stockholders' Equity

                                                     Common Stock           Additional
                                           ------------------------------    Paid-in       Accumulated       Stock
                                                Shares          Amount       Capital         Deficit     Subscriptions      Total
                                           -----------------------------------------------------------------------------------------

Balance, December 31, 1997                    73,189,422       $36,595     $   801,039    $   (376,177)    $  18,500      $ 479,957
Issuance of subscribed shares                    650,000           325          18,175               -       (18,500)             -
Cancellation of common stock                     (51,371)          (26)             26               -             -              -
Consulting expense related to issuance of
  stock options                                        -             -          40,000               -             -         40,000
Exercise of vendor stock options               1,500,000           750          73,691               -             -         74,441
Common stock issued for directors' fees           83,796            42           4,908               -             -          4,950
Net loss                                               -             -               -        (244,726)            -       (244,726)
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 1998                    75,371,847        37,686         937,839        (620,903)            -        354,622
Issuance of stock options                              -             -           6,000               -             -          6,000
Common stock issued for directors' fees           26,620            13           1,987               -             -          2,000
Issuance of common stock and warrants in
  private placement transactions, net of
  expenses of $78,077                         19,691,096         9,846         945,860               -             -        955,706
Net loss                                               -             -               -        (572,388)            -       (572,388)
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 1999                    95,089,563       $47,545      $1,891,686     $(1,193,291) $          -       $745,940
                                           =========================================================================================


See accompanying notes.

                             Antennas America, Inc.

                            Statements of Cash Flows

                                                                               Year ended December 31
                                                                              1999               1998
                                                                        -------------------------------------
Operating activities
Net loss                                                                     $(572,388)        $(244,726)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                             114,481           115,372
     Loss on disposal of property and equipment                                      -            25,478
     Noncash expense for issuance of stock and options                           2,000            44,950
     Accrued interest on notes payable added to principal                       18,942            15,974
     Accrued salary added to note payable                                        4,776             7,308
     Amortization of note discount                                               5,500                 -
     Deferred tax expense (benefit)                                            335,373          (132,764)
     Gain from debt cancellation                                                     -           (24,862)
     Changes in operating assets and liabilities:
       Accounts receivable                                                      12,251            (9,047)
       Inventory                                                              (279,347)          208,188
       Prepaid expenses                                                         21,799            53,803
       Other assets                                                             (1,353)          (12,976)
       Accounts payable and accrued expenses                                       458            21,747
                                                                        -------------------------------------
Net cash provided by (used in) operating activities                           (337,508)           68,445

Investing activities

Patent acquisition costs                                                        (8,457)          (14,665)
Purchase of property and equipment                                             (70,543)          (73,070)
                                                                        -------------------------------------
Net cash used in investing activities                                          (79,000)          (87,735)

Financing activities

Reductions in notes payable--bank                                              (209,892)          (40,837)
Repayment of notes and capital lease obligations                              (253,938)          (84,400)
Proceeds from private placement, net                                           884,254                 -
Proceeds from distributor note payable                                         201,059                 -
Repayment of notes payable--officers                                            (44,851)           (1,000)
Proceeds from equipment refinancing                                                  -            32,104
Proceeds from exercise of options, net                                               -            69,336
                                                                        -------------------------------------
Net cash provided by (used in) financing activities                            576,632           (24,797)
                                                                        -------------------------------------

Net increase (decrease) in cash                                                160,124           (44,087)
Cash, beginning of year                                                         17,555            61,642
                                                                        -------------------------------------
Cash, end of year                                                           $  177,679        $   17,555
                                                                        =====================================

Supplemental cash flow information:

  Cash paid for interest                                                    $   96,207        $   63,271
Noncash investing and financing activities:
  Officer note exchanged for common stock                                       71,452                 -
  Capital lease obligations incurred                                             1,108            53,137
  Tax benefit related to stock options                                               -             5,100

See accompanying notes.

                             Antennas America, Inc.
                          Notes to Financial Statements
                                December 31, 1999



1. Organization and Summary of Significant Accounting Policies

Organization

Antennas America, Inc. (the Company) was incorporated in Colorado on September 6, 1988 and was reorganized as a Utah corporation on April 12, 1989. The Company manufactures and sells antennas used for various purposes.

Consolidation

The wholly owned subsidiary of the Company, Antennas America Distributing Company, was dissolved effective December 29, 1998. The results of operations of this subsidiary have been included in the consolidated results of Antennas America, Inc. through that date. All significant intercompany transactions have been eliminated.

Inventory

Inventory is valued at the lower of cost or market using standard costs which approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                                    1999             1998
                                            ------------------------------------
         Raw materials                             $301,874         $161,295
         Work in progress                           165,392          134,034
         Finished goods                             153,347           36,037
                                            ------------------------------------
                                                    620,613          331,366
         Inventory reserve                          (40,900)         (31,000)
                                            ------------------------------------
         Net inventory                             $579,713         $300,366
                                            ====================================

Property and Equipment

Property and equipment are stated at cost. The Company uses the straight-line method over estimated useful lives of three to seven years to compute depreciation for financial reporting purposes and accelerated methods for income tax purposes.

Property and equipment consist of the following at December 31:

                                                    1999              1998
                                                ------------------------------
         Machinery and equipment                  $491,966          $439,332
         Computer equipment and software           108,330            93,897
         Furniture and fixtures                     65,515            62,779
         Leasehold improvements                     29,944            29,204
                                                ------------------------------
                                                   695,755           625,212
         Accumulated depreciation                 (326,374)         (220,398)
                                                ------------------------------
                                                  $369,381          $404,814
                                                ==============================

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)


1. Organization and Summary of Significant Accounting Policies (continued)

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $105,976 and $106,048 during the years ended December 31, 1999 and 1998, respectively.

Substantially all of the Company's fixed assets are pledged as collateral for debt described in Notes 2 and 3.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Amortization expense amounted to $8,505 and $9,324 for the years ended December 31, 1999 and 1998, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $137,000 and $81,000, respectively, for the years ended December 31, 1999 and 1998.

Revenue

Revenue is recorded when goods are shipped. Sales returns and allowances are recorded after returned goods are received and inspected. The Company has several major commercial customers who incorporate its products into other manufactured goods, and returns therefrom have not been significant.
Additionally, returns related to retail sales have been immaterial and within management's expectations.

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

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)



1. Organization and Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $4,931 and $11,841 in 1999 and 1998, respectively.

2. Notes Payable

Notes   payable  to  others  at  December   31,   1999  and  1998   consists  of
uncollateralized obligations to individuals and vendors and an equipment loan secured by the piece of equipment as follows:

                                                                               1999             1998
                                                                         ----------------------------------
    Amount due vendor, interest at 8% per annum, due January 31, 2001         $125,653          $116,345
    Amount due vendor, interest at 10% per annum, due on demand                 95,540            86,484
    Amounts due distributor, interest at 12% per annum, due March 1, 2000       18,603                 -
    Amount due individual without interest, due on demand                            -             8,155
    Amount due for equipment purchase, interest at 9.5% per annum,
        paid in full in February 1999                                                -             3,160
                                                                         ----------------------------------
                                                                               239,796           214,144
    Less current portion                                                      (114,143)          (97,799)
                                                                         ----------------------------------
                                                                              $125,653          $116,345
                                                                         ==================================

On February 16, 1999, an agreement was entered into with one of the Company's distributors, Jasco Products, whereby the distributor advanced the Company $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and the Company granted the distributor options to purchase 500,000 shares of stock at a price of $.03 per share. The options were valued in the transaction at $6,000. This amount was recorded as a discount to the note and is being amortized using the straight line method over the term of the note. The note will be paid back through a reduced price on product as product is shipped and interest will be paid in cash monthly. The funds advanced were used for working capital purposes. As shown above, the balance due under this agreement at December 31, 1999 is $18,603, which was paid in full on January 31, 2000.

The vendor notes outstanding included in the amount above were entered into in prior years for services unpaid. The notes are accruing interest monthly.

As of December 31, 1998, notes payable to bank consisted of an asset-based revolving credit line having a maximum borrowing amount of $500,000, of which $209,892 was outstanding at December 31, 1998. The line bore interest at prime plus 4.5% (13%) through October 1998 and prime plus 6% thereafter, and was collateralized by accounts receivable, inventory and otherwise unencumbered machinery and equipment. The line had $290,108 of unused credit at December 31, 1998. This line was discontinued by the bank as of February 1, 1999 and the Company then entered into an Account Purchase Agreement with another division of the bank on February 1, 1999. All borrowings under the first line were paid using proceeds from the new agreement and therefore the balance of the note payable to the bank is zero at December 31, 1999.

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)



2. Notes Payable (continued)

The Account Purchase Agreement allows the Company to be advanced 85% of certain approved receivables at a cost of 1% of the receivable for the first 10 days and 1/15 of 1% thereafter until the account is paid in full. The maximum rate charged is 9%. The funds are advanced on a nonrecourse basis. As of December 31, 1999, we showed $5,897 as accounts receivable relating to the unsold 15 percent of the accounts receivable which belong to us but which are held by the bank as a reserve until the bank is paid for the account receivable by the customer. This agreement was canceled on March 10, 2000.

3. Capital Lease Obligations

The Company has entered into financing type lease transactions with leasing companies to lease certain manufacturing equipment, office equipment and software. Most leases have bargain purchase options at the end of the lease term. Scheduled maturities of the obligations as of December 31, 1999 are as follows:

      2000                                                   $  60,177
      2001                                                       6,425
                                                       -------------------
      Minimum future lease payments                             66,602
      Less interest component                                   (5,645)
                                                       -------------------
      Present value of future net minimum lease
        payments                                                60,957
      Less current portion                                     (54,846)
                                                       -------------------
      Due after one year                                      $  6,111
                                                       ===================

Property and equipment includes the following amounts for capital leases at December 31, 1999:

      Machinery and equipment                                  $121,643
      Software                                                   27,656
      Office equipment                                           20,993
                                                       -------------------
                                                                170,292

      Less accumulated amortization                             (52,928)
                                                       -------------------
                                                               $117,364
                                                       ===================

4. Notes Payable--Officers

As of December 31, 1998, notes payable to officers included unpaid salary accruals due to two of the Company's officers, including Randall P. Marx, the chief executive officer, who accounted for approximately 70% of the balance owed. The advances accrue no interest. A portion of the balance at December 31, 1998 was a loan to the Company to purchase its computer network made by another officer. This loan accrues interest at 8.5%.

During October 1999, the note payable to Randall P. Marx was exchanged for common stock and warrants in the private placement discussed in Note 5. After withholding appropriate payroll taxes, $71,452 was available for the exchange. From funds received in the same private placement, the officer note for the computer network loan was paid in full. The remaining balance as of December 31, 1999 is for unpaid salary owed to a former company officer which is being paid in weekly installments through June 2000.

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)



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

The Company entered into a contract with an investor relations firm effective December 31, 1997 that granted the firm the option to buy 6,000,000 shares of stock. The total included 2,000,000 shares at $0.06; 2,000,000 shares at $0.10 and 2,000,000 shares at $0.30. The shares underlying these options were registered effective June 10, 1998 and 1,500,000 of the $0.06 options were exercised by the firm on June 19, 1998. The Company recognized $40,000 of consulting expense in 1998 related to the fair market value of these option grants. These options were valued by using the Black-Scholes method described below. The unexercised 4,500,000 options expired during 1998 when the contract terminated with the investor relations firm.

During the latter six months of 1999, the Company undertook a private placement offering of units for $.0525 per unit with each unit consisting of one share of the Company's restricted common stock and one redeemable common stock purchase warrant to purchase one share of the Company's common stock. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. The warrants included in the units will entitle the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in this private placement and the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The warrants expire March 14, 2001 and may be called for redemption by the Company at the price of $.001 per warrant at any time that the warrants are exercisable after the weighted average trading price for the Company's common stock is at least $.2275 per share for 20 of 30 consecutive business days.

As of December 31, 1999, the financial statements include $955,706 of equity related to the private placement. The total cash received at this date was $962,331 and expenses were $78,077. As discussed in Note 4, in addition to the net cash proceeds received from the private placement, an officer exchanged a note payable for $71,452 of units in the private placement. As of January 13, 2000, the private placement was completed with total net cash proceeds of $1,005,471 received by the Company, which was received as cash of $1,083,548 and the cancellation of the officer' note of $71,452, reduced by offering expenses of $78,077.

In November 1997, the Board of Directors approved the Company's 1997 Stock Option and Compensation Plan (the Plan). Pursuant to the Plan, the Company may grant options to purchase an aggregate of 5,000,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be nonqualified options. The options granted are valued at the stock price on the date of grant and have varying exercise periods. Certain options were granted under agreements where certain corporate goals were to be met before the options could be exercised. Failure of the Company to meet these goals would result in the options expiring.

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)


5. Stockholders' Equity (continued)

Under the 1997 Stock Option and Compensation Plan, the following amounts of options are outstanding:

                                                             Number of          Weighted Average
                                                              Shares           Exercise Price ($)
                                                       -----------------------------------------------
     1998 Activity:
       Outstanding at beginning of year                       1,200,000               0.068
       Granted                                                1,850,000               0.118
       Exercised                                                      -                   -
       Forfeited or expired                                     850,000               0.122
                                                       -----------------------------------------------
       Outstanding at end of year                             2,200,000               0.089
                                                       ===============================================
       Exercisable at end of year                             1,350,000               0.069
                                                       ===============================================

     1999 Activity:
       Outstanding at beginning of year                       2,200,000               0.089
       Granted                                                1,500,000               0.075
       Exercised                                                      -                   -
       Forfeited or expired                                   1,200,000               0.103
                                                       -----------------------------------------------
       Outstanding at end of year                             2,500,000               0.074
                                                       ===============================================
       Exercisable at end of year                             2,150,000               0.070
                                                       ===============================================

At December 31, 1999, there are 650,000 options exercisable from $0.0475 to $0.05, 650,000 at $0.06, 750,000 from $0.08 to $0.095 and 100,000 at $0.15.
These options expire beginning in 2000 to 2004. The weighted average grant date fair values of the options granted during 1999 and 1998 were $.063 and $.083, respectively. The weighted average remaining contractual life of options outstanding at the end of 1999 and 1998 were 2.29 years and 2.48 years, respectively.

The Company has elected to follow Accounting Principles Board Opinion No., 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma recognition regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS
123. The fair value for options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions used for all options granted in 1998 and 1999: risk-free interest rate of 5.5%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of between 1.395 to 1.781, and an expected life of one to five years.

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)



5. Stockholders' Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                             Years Ended December 31,
                                              1999              1998
                                        --------------------------------
      Net loss:
        As reported                        $(572,388)        $(244,726)
        Pro Forma                          $(624,288)        $(285,756)
      Loss per share:
        As reported                           $(0.01)           $(0.00)
        Pro forma                             $(0.01)           $(0.00)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma results may not be representative of that to be expected in future years.

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

Income tax expense (benefit) for the years ended December 31, 1999 and 1998 is as follows:

                                             1999            1998
                                     ----------------------------------
      Current                               $      -       $       -
      Deferred                               335,373        (132,765)
                                     ----------------------------------
      Total                                 $335,373       $(132,765)
                                     ==================================

The Company has not recorded a liability for federal income taxes payable currently or deferred to future periods due to the existence of substantial net operating loss carryforward amounts available to offset taxable income.

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)



6. Income Taxes (continued)

The components of the deferred taxes asset as of December 31 are as follows:

                                                    1999             1998
                                              --------------------------------
      Deferred tax assets:
          Net operating loss carryforwards        $455,876         $382,353
          Inventory reserve                         15,256           11,563
          Accrued expenses                           1,865            8,206
          Bad debt reserves                          5,617            2,411
                                              --------------------------------
                                                   478,614          404,533
      Deferred tax liabilities:
          Property and equipment                   (40,405)         (35,174)
          Other                                          -          (33,986)
                                              --------------------------------
                                                   (40,405)         (69,160)
                                              --------------------------------

      Deferred tax assets                          438,209          335,373
      Valuation allowance                         (438,209)               -
                                              --------------------------------
      Net deferred tax assets                     $      -         $335,373
                                              ================================

A reconciliation of federal income taxes computed by multiplying pretax net income by the statutory rate of 34% to the provision for income taxes is as follows at December 31:

                                                      1999             1998
                                                -------------------------------
      Tax benefit computed at statutory rate        $(80,586)       $(128,347)
      State income tax                                (7,590)         (13,268)
      Valuation allowance                            438,209                -
      Effect of permanent differences                  2,390           (8,358)
      Other                                          (17,050)          17,208
                                                -------------------------------
      Provision for income taxes (benefit)          $335,373        $(132,765)
                                                ===============================

In  accordance  with  Statement of Financial  Accounting  Standard No. 109 (SFAS
109), Accounting for Income Taxes, the Company recorded a valuation allowance in the third quarter of 1999 for its deferred tax asset which is primarily attributable to the net operating loss carryover. At December 31, 1998, the realization of this deferred tax asset was evaluated based on future earnings projections at that time and no valuation reserve was deemed necessary. However, based on current results and the near term financial forecasts of the Company, an evaluation of the reserve during 1999 determined that it is more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded. The Company has a net operating loss carryforward of approximately $1,222,000 that will expire in years beginning in 2004 as follows:

                 2004                    $   95,275
                 2005                       331,357
                 2006                       183,378
                 2018                       369,659
                 2019                       242,519
                                       -------------
                                         $1,222,188
                                       =============

                             Antennas America, Inc.
                    Notes to Financial Statements (continued)



7. Sales to Major Customers

The Company made sales in excess of 10% of its net sales to unrelated parties for the year ended December 31, 1999 to three companies totaling $3,879,190 (85%) and for the year ended December 31, 1998 to three companies totaling $2,418,732 (83%). Additionally, the Company had open uncollateralized accounts receivable from these customers aggregating $182,283 and $275,792 at December 31, 1999 and 1998, respectively.

8. Operating Leases

The Company leases its facilities under operating leases through May 31, 2000 and November 30, 2002. Minimum future rentals payable under the leases are as follows:

                    2000              $ 86,506
                    2001                17,477
                    2002                16,042
                                      --------
                                      $120,025
                                      ========

Rent expense amounted to $187,788 and $176,801 for the years ended December 31, 1999 and 1998, respectively.

9. Defined Contribution Plan

On November 23, 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. Marquette Trust Company was appointed as plan trustee and will use
American Skandia Advisor Funds, Inc. Mr. Sigmund Balaban, a member of the Company's Board of Directors, is the registered representative of American Skandia Advisor Funds and will receive some compensation from the transactions. The Plan will allow for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year.