Form 10QSB
period 2000-03-31
ANTENNAS AMERICA INC
filed 2000-05-15
CIK 826326

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 2000.

         OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from __________ to __________

         Commission file number 0-18122

                             ANTENNAS AMERICA, INC.
                   ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


                       Utah                              87-0454148
       -------------------------------         --------------------------------
       (State or other jurisdiction of         (I.R.S. Employer Identification
       incorporation or organization                         No.)


     4860 Robb Street, Suite 101,
        Wheat Ridge, Colorado                               80033
----------------------------------------           ------------------------
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

Yes __X__     No _____
      -

As of May 8, 2000, the Registrant had outstanding 120,864,345 shares of its common stock, par value $.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                             Antennas America, Inc.

                                   FORM 10-QSB

                                 March 31, 2000

                                Table of Contents

                                                                        Page No.

Part I

Item 1.  Financial Statements

         Balance Sheets as of March 31, 2000 (unaudited)
                and December 31, 1999.........................................3

         Statements of Operations for the Three Months Ended
                March 31, 2000 and 1999 (unaudited)...........................4

         Statements of Cash Flows for the Three Months Ended
                March 31, 2000 and 1999 (unaudited)...........................5

         Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.....................................8

         Results of Operations................................................8

         Financial Condition..................................................8

         Year 2000 Compliance.................................................9

         Forward Looking Statements..........................................10

Part II

Item 5.  Other Information...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Part I
Item 1.  Financial Statements

                             Antennas America, Inc.
                                 Balance Sheets

                                                                                   March 31,      December 31,
                                                                                     2000             1999
                                                                               ----------------------------------
                                                                                  (unaudited)
Assets
Current assets:
   Cash                                                                           $   473,360       $   177,679
   Accounts receivable, less allowance for doubtful accounts                          414,440           324,481
   Inventory, net                                                                     320,704           579,713
   Prepaid expenses                                                                    21,378               139
                                                                               ----------------------------------
Total current assets                                                                1,229,882         1,082,012

Property and equipment, net                                                           355,073           369,381

Other assets:
   Intangible assets, net                                                              40,177            40,491
   Deposits                                                                            16,085            16,085
                                                                               ----------------------------------
Total assets                                                                       $1,641,217        $1,507,969
                                                                               ==================================

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                                                $  155,936       $   357,474
   Notes payable-others                                                               127,271           114,143
   Notes payable-officers                                                              16,637            33,274
   Current portion of capital lease obligations                                        41,343            54,846
   Accrued expenses                                                                    89,511            70,528
                                                                               ----------------------------------
Total current liabilities                                                             430,698           630,265

Capital lease obligations, less current portion                                         2,607             6,111
Notes payable-others, less current portion                                                  -           125,653
                                                                               ----------------------------------
Total liabilities                                                                     433,305           762,029

Commitments
Stockholders' equity:

   Common stock, $.0005 par value, 250,000,000 shares authorized,
     104,106,011 and 95,089,563 shares issued,
     in 2000 and 1999 respectively                                                     52,053            47,545
   Additional paid-in capital                                                       2,452,906         1,891,686
   Accumulated deficit                                                             (1,297,047)       (1,193,291)
                                                                               ----------------------------------
Total stockholders' equity                                                          1,207,912           745,940
                                                                               ----------------------------------
Total liabilities and stockholders' equity                                         $1,641,217        $1,507,969
                                                                               ==================================

See accompanying notes.

                             Antennas America, Inc.
                            Statements of Operations

                                                                   Three months ended
                                                                       March 31,
                                                                 2000              1999
                                                           -----------------------------------
                                                                      (unaudited)

Sales, net                                                      $   969,555        $  474,844
Cost of sales                                                       792,722           341,490
                                                           -----------------------------------
Gross profit                                                        176,833           133,354
Selling, general and administrative expenses                        344,352           252,334
                                                           -----------------------------------
Loss from operations                                               (167,519)         (118,980)

Other income (expense):
   Interest expense                                                  (9,722)          (25,241)
   Other income                                                      73,485                70
                                                           -----------------------------------
Total other income (expense)                                         63,763           (25,171)
                                                           -----------------------------------

Loss before income taxes                                           (103,756)         (144,151)
Benefit from income taxes                                                 -           (53,397)
                                                           -----------------------------------
Net loss                                                       $   (103,756)       $  (90,754)
                                                           ===================================

Basic and diluted loss per share                                     $(0.00)           $(0.00)

Weighted average shares outstanding                              97,871,239        75,382,957


See accompanying notes.

                             Antennas America, Inc.
                            Statements of Cash Flows

                                                                                  Three months ended March 31,
                                                                                    2000                1999
                                                                             ---------------------------------------
                                                                                          (unaudited)
Operating activities
Net loss                                                                         $ (103,756)        $  (90,754)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                   28,359             26,581
     Noncash expense for issuance of stock and options                                  500                  -
     Accrued interest on notes payable added to principal                             3,218              4,677
     Accrued salary added to note payable                                                 -              3,527
       Amortization of note discount                                                    500              1,000
     Deferred tax benefit                                                                 -            (53,396)
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (89,959)           215,446
       Inventory                                                                    259,009             (7,087)
       Prepaid expenses                                                             (21,239)            (4,096)
       Accounts payable and accrued expenses                                       (178,034)           (43,708)
       Other                                                                         (8,346)                 -
                                                                             ---------------------------------------
Net cash provided by (used in) operating activities                                (109,748)            52,190

Investing activities
Patent acquisition costs                                                             (1,138)                 -
Purchase of plant and equipment                                                     (12,599)            (5,208)
                                                                             ---------------------------------------
Net cash used in investing activities                                               (13,737)            (5,208)

Financing activities
Repayment of notes and capital lease obligations                                   (129,425)           (27,007)
Proceeds from private placement, net                                                545,428                  -
Proceeds from exercise of options, net                                               19,800                  -
Repayment of notes payable - officers                                               (16,637)                 -
Reductions in notes payable - others                                                      -           (209,892)
Proceeds from distributor note payable                                                    -            200,000
                                                                             ---------------------------------------
Net cash provided by (used in) financing activities                                 419,166            (36,899)
                                                                             ---------------------------------------

Net increase in cash                                                                295,681             10,083
Cash, beginning of period                                                           177,679             17,555
                                                                             ---------------------------------------
Cash, end of period                                                               $ 473,360           $ 27,638
                                                                             =======================================

Supplemental cash flow information:
  Cash paid for interest                                                          $   6,742           $ 18,802

Non-cash financing activities:
  Acquisition of stock in exercise of warrants and options for
     issuance of newly issued shares of common stock                              $ 562,000                  -

See accompanying notes.

                             Antennas America, Inc.
                          Notes to Financial Statements
                                 March 31, 2000

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Note 2.  Equity Transactions

         During the latter six months of 1999, the Company undertook a private placement offering of units for $.0525 per unit with each unit consisting of one share of the Company's restricted common stock and one redeemable common stock purchase warrant to purchase one share of the Company's common stock. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. The warrants included in the units entitle the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in this private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The warrants were called for redemption by the Company at the price of $.001 per warrant on April 6, 2000. By May 7, 2000, all 22,000,000 warrants had been exercised by the holders.

         As of March 31, 2000, the financial statements include $545,428 of equity related to private placement transactions (purchase of shares and exercise of warrants) in 2000. The total cash received during the first quarter of 2000 was $596,634 and related offering expenses were $51,206. As of May 7, 2000, $2,890,708 in additional funds related to the warrant exercises had been received subsequent to March 31, 2000.

         On March 30, 2000, as approved by the Board of Directors, two officers who are also directors, and one other director, exchanged previously owned shares of the Company's common stock for their warrants acquired in the private placement. These transactions resulted in the Company receiving 219,320 shares of stock valued at $483,875 as payment for 2,765,000 shares underlying the outstanding warrants. The value of the 219,320 shares of common stock received by the Company in this transaction was based on the average closing price of the Company's common stock on the five days prior to March 30, 2000, which was $2.2062.

         On March 30, 2000, a director of the Company also used previously owned stock to exercise vested options. These options had a total exercise price of $78,125. Based on the same average closing price as used in the warrant exercise transaction, a total of 35,412 shares of previously owned stock was given to the Company as payment of the exercise price for the 900,000 new shares of common stock underlying the options.

         The shares of common stock acquired by the Company in these exchange transactions were valued at a total of $562,000 which is equal to the 5-day average closing price multiplied by the number of previously owned shares that were exchanged and which is also equal to the aggregate exercise price for the shares underlying the warrants and options that were exercised in these transactions. The Company received 254,732 shares from these transactions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                             Antennas America, Inc.
                       For the Period Ended March 31, 2000

Results of Operations

         Sales were $969,555 for the three month period ended March 31, 2000, as compared to $474,844 for the three month period ended March 31, 1999. The 104% increase in revenues resulted from the sales of the local TV antennas systems sold under the GE brand name through Jasco Products and shipments under the contract from Thomson Consumer Electronics for local TV antenna systems under the RCA brand name. Shipments of these products began in April 1999.

         The Company had a net loss before income taxes of $103,756 for the three months ended March 31, 2000 compared to a net loss before income taxes of $144,151 for the same period in 1999. Although a benefit from income taxes in the amount of $53,397 was recorded for the three months ended March 31, 1999, no tax benefit was recorded for the three months ended March 31, 2000 because of the full valuation reserve recorded against the net operating loss tax asset during 1999. Current results do not demonstrate that the net operating loss will be utilized; therefore all additions to the asset are fully reserved for.

         The improved pre-tax results for 2000 were due to a gain reflected in other income from a lawsuit settlement of $65,000 for which payment was received in February 2000. Gains were also generated from cancellation of debt from a vendor for $4,660 and cancellation of accrued interest of $3,825 on a note paid in full as discussed in "Financial Condition".

         Gross profit margins decreased to 18% for the three months ended March 31, 2000 from 28% for the same period in 1999, which impacted the net results. The primary factor contributing to the lower margins was the higher percentage of sales of the local TV antenna systems which generally have lower gross margins due to the competitive nature of the consumer electronics market.

         Interest expense for the three month period ended March 31, 2000 decreased by $15,519 due to the repayment on January 31, 2000 of the note payable to a distributor which had been initiated on February 16, 1999 and the cancellation of the accounts receivable purchase agreement with the bank on March 10, 2000. Also, during the time the bank agreement was in effect during 2000, there were fewer accounts purchased by the bank resulting in lower interest charges. The private placement proceeds received primarily in the latter part of 1999 reduced the need for additional cash through the bank agreement.

Financial Condition

         During the last six months of 1999 through January 2000, the Company undertook a private placement offering of units, with each unit consisting of one share of restricted common stock and one redeemable common stock purchase warrant to purchase one share of common stock, for $.0525 per unit. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. The warrants included in the units entitle the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000. The warrants were called for redemption by the Company at the price of $.001 on April 6, 2000. All warrants were exercised prior to the redemption date.

         During the first quarter of 2000, the Company received $596,634 of gross proceeds in funding from the private placement from the sale of units and exercise of warrants which is reflected in the financial statements. Expenses relating to the private placement in this quarter were $51,206. As of May 7, 2000, $2,890,708 in additional funds had been received subsequent to March 31, 2000. The funds received during 2000 will be used primarily for acquisitions. A small portion of these funds have been used to pay outstanding debt and for working capital.

         Pursuant to authorization from the Board of Directors on March 30, 2000 three directors, two of whom are officers, exchanged previously owned shares of the Company's common stock as payment of the exercise price for warrants and options. Based on the average closing price of the stock of $2.2062 per share for the five days previous to the exchange, 254,732 shares of previously owned stock valued at $562,000 were given to the Company as payment for the 3,665,000 new shares of common stock underlying the 2,765,000 warrants and 900,000 options.

         Compared to December 31, 1999, the Company's total assets as of March 31, 2000 increased by $133,248 to $1,641,217. Increases in cash and accounts receivable were offset by a decrease in inventory. Cash also increased due to the private placement transactions. Accounts receivable increased due to the timing of sales at the end of the quarter. Inventory was lower because of finished goods on hand at December 31, 1999 which were shipped in January, as well as the completion of the contract during the quarter for Thomson Consumer Electronics.

         The Company entered into an accounts receivable purchase agreement with a bank on February 1, 1999. Under this arrangement, the bank would purchase 85 percent of approved accounts receivable from the Company. The financing cost for this arrangement was 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. This arrangement was canceled with the bank effective March 10, 2000. Current operations are being funded through cash flow from operations and the proceeds from the private placement transactions. Additional funding may be needed to complete business expansion through acquisitions and for working capital purposes due to internal growth within the Company's core operations if all available funds are used for acquisitions.

         Liabilities decreased $328,724 from December 31, 1999 to $433,305. An outstanding note payable to a distributor with an original balance of $200,000 was paid in full on January 31, 2000. In addition, another note payable to a vendor was paid in full on March 31, 2000 for $100,000. The settlement of the $100,000 vendor note resulted in a gain which has been reflected as other income of $3,825 due to interest forgiven by the vendor on the note. Funding from the private placement as well as cash flow from operations resulted in lower accounts payable than at December 31, 1999.

Year 2000 Compliance

         Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any computer programs or equipment using internal programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing interruption of operations, including temporary inability to send invoices or engage in normal business activities or to operate equipment such as telephone systems, facsimile machines and production machinery. However, neither the Company nor its suppliers or customers have had any Year 2000 problems to date. If Year 2000 problems are encountered, the Company's contingency plans include using alternative vendors, although this may not be efficient for some products due to required set up times for new vendors.

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

PART II

Item 5.  Other Information

         Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 2000 following the 1999 fiscal year will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice a reasonable time before the Company's mailing of proxy materials for that meeting. Based on current planning for scheduling the annual meeting, notice must be received on or before June 1, 2000 in order for the Company not to have discretionary authority. In addition, if the Company receives notice on or before June 1, 2000 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 2000, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company includes in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement, on or before June 1, 2000, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under applicable law to carry the proposal (the "Required Percentage"), which would be a majority of the Company's outstanding common stock or a majority of the shares of common stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of the Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.

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

                                                ANTENNAS AMERICA, INC.


Date:    May 15, 2000                     By:   /s/ Randall P. Marx
                                                ---------------------
                                                Randall P. Marx
                                                Chief Executive Officer
                                                and Principal Financial Officer