Form 10QSB
period 2000-06-30
ANTENNAS AMERICA INC
filed 2000-08-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                  FORM 10 - QSB

                                ----------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000.



                             Antennas America, Inc.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)

                                      Utah
                  ---------------------------------------------
                 (State or Other Jurisdiction of Incorporation)



       000-18122                                      87-0454148
-----------------------                  ------------------------------------
(Commission File Number)                 (IRS Employer Identification Number)

                           4860 Robb Street, Suite 101
                        Wheat Ridge, Colorado, 80033-2163
            ----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
          -------------------------------------------------------------
          (Small Business Issuer telephone number, including area code)


                                 Not Applicable
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____


As of August 8, 2000, the Registrant had outstanding 143,151,781 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                     [GRAPHIC OMITTED]Antennas America, Inc.

                                   FORM 10-QSB

                                  June 30, 2000

                                Table of Contents

                                                                                                  Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999.............3

         Consolidated Statements of Operations for the Three and Six Months Ended
                June 30, 2000 and 1999 (unaudited).....................................................4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
                and 1999 (unaudited).............................................,,,...................5

         Notes to Consolidated Financial Statements....................................................6


Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition

         Results of Operations.........................................................................8

         Financial Condition...........................................................................9

         Forward Looking Statements...................................................................10



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................10

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Antennas America, Inc.
                           Consolidated Balance Sheets

                                                                                    June 30,       December 31,
                                                                                      2000             1999
                                                                               -----------------------------------
                                                                                  (unaudited)
Assets
Current assets:
   Cash                                                                          $       88,637     $      177,679
   Accounts receivable, net                                                           2,537,309            324,481
   Inventory, net                                                                     1,745,842            579,713
   Prepaid expenses                                                                      13,426                139
                                                                               -----------------------------------
Total current assets                                                                  4,385,214          1,082,012

Property and equipment, net                                                             386,666            369,381

Other assets:
   Intangible assets including goodwill, net                                         12,275,178             40,491
   Deposits                                                                              32,627             16,085
                                                                               -----------------------------------
Total assets                                                                     $   17,079,685         $1,507,969
                                                                               ===================================

Liabilities and stockholders' equity Current liabilities:
   Bank line of credit                                                           $      853,792   $              -
   Accounts payable                                                                   3,048,372            357,474
   Current portion of notes payable-others                                            3,000,000            114,143
   Current portion of notes payable-officers                                                  -             33,274
   Current portion of capital lease obligations                                          31,590             54,846
   Accrued expenses                                                                     160,085             70,528
                                                                               -----------------------------------
Total current liabilities                                                             7,093,839            630,265

Capital lease obligations, less current portion                                                              6,111
Notes payable-others, less current portion                                                    -            125,653
                                                                               -----------------------------------
Total liabilities                                                                     7,098,654            762,029

Commitments
Stockholders' equity:
   Common stock                                                                          63,945             47,545
   Additional paid-in capital                                                        11,350,924          1,891,686
   Accumulated deficit                                                               (1,433,838)        (1,193,291)
                                                                               -----------------------------------
Total stockholders' equity                                                            9,981,031            745,940
                                                                               -----------------------------------
Total liabilities and stockholders' equity                                       $   17,079,685         $1,507,969
                                                                               ===================================

See accompanying notes.

                             Antennas America, Inc.
                      Consolidated Statements of Operations

                                                         Three months ended June 30,          Six months ended June 30,
                                                             2000            1999              2000            1999
                                                       --------------------------------------------------------------------
                                                                 (unaudited)                         (unaudited)

Sales, net                                                 $  2,901,115     $  1,188,635       $  3,870,670     $ 1,663,478
Cost of sales                                                 2,390,685          865,161          3,183,407       1,206,651
                                                       --------------------------------------------------------------------
      Gross profit                                              510,430          323,474            687,263         456,827

Operating expenses:
   Selling, general and administrative expenses                 582,090          278,788            926,442         531,121
   Amortization of purchased intangibles                         85,569                -             85,569               -
                                                       --------------------------------------------------------------------
Total operating expenses                                        667,659          278,788          1,012,011         531,121
                                                       --------------------------------------------------------------------
      Income (loss) from operations                            (157,229)          44,686           (324,748)        (74,294)

Other income (expense):

   Interest expense                                             (10,039)         (35,597)           (19,761)        (60,838)
   Other income                                                  30,477               29            103,962              99
                                                       --------------------------------------------------------------------
      Total other income (expense)                               20,438          (35,568)           (84,201)        (60,739)
                                                       --------------------------------------------------------------------
Income (loss) before income taxes                              (136,791)           9,118           (240,547)       (135,033)
Provision for (benefit from) income taxes                             -            3,500                  -         (49,897)
                                                       --------------------------------------------------------------------
Net income (loss)                                         $    (136,791) $         5,618       $   (240,547)    $   (85,136)
                                                       ====================================================================

Net income (loss) per share (basic and diluted)                   $0.00            $0.00              $0.00           $0.00
                                                       ====================================================================

Weighted average shares outstanding                         119,580,689       75,387,718        108,738,644      75,382,773
                                                       ====================================================================

See accompanying notes.

                             Antennas America, Inc.
                      Consolidated Statements of Cash Flows

                                                                                   Six months ended June 30,
                                                                                    2000                1999
                                                                             ---------------------------------------
                                                                                          (unaudited)
Operating activities
--------------------
Net loss                                                                       $   (240,547)        $  (85,136)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                  144,056             54,005
     Non-cash expense for issuance of stock and options                                 500              1,000
     Accrued interest on notes payable added to principal                             3,218              9,471
     Accrued salary added to note payable                                                -               4,777
       Amortization of note discount                                                    500              2,500
     Deferred tax benefit                                                                -             (49,897)
     Changes in operating assets and liabilities:
       Accounts receivable                                                           48,931            113,376
       Inventory                                                                     42,265           (165,008)
       Prepaid expenses                                                             (12,635)             4,978
          Other assets and deposits                                                 (12,641)              (728)
       Accounts payable and accrued expenses                                       (426,742)           276,921
       Other                                                                        (31,617)                 -
                                                                             ---------------------------------------
Net cash provided by (used in) operating activities                                (484,712)           166,259

Investing activities
--------------------
Patent acquisition costs                                                             (1,186)                 -
Acquisition of businesses, net of cash acquired                                  (2,744,994)                 -
Purchase of plant and equipment                                                     (49,827)           (45,144)
                                                                             ---------------------------------------
Net cash used in investing activities                                            (2,796,007)           (45,144)

Financing activities
--------------------
Repayment of notes and capital lease obligations                                   (250,187)           (66,289)
Proceeds from private placement, including warrant exercises, net                 3,436,138                  -
Proceeds from exercise of options, net                                               39,000                  -
Repayment of notes payable - officers                                               (33,274)                 -
Reductions in notes payable - others                                                     -             (209,892)
Proceeds from distributor note payable                                                   -              200,000
                                                                             ---------------------------------------
Net cash provided by (used in) financing activities                               3,191,677            (76,181)
                                                                             ---------------------------------------

Net increase (decrease) in cash                                                     (89,042)            44,934
Cash, beginning of period                                                           177,679             17,555
                                                                             ---------------------------------------
Cash, end of period                                                           $      88,637         $   62,489
                                                                             =======================================

Supplemental cash flow information:
-----------------------------------
  Cash paid for interest                                                            $39,021           $ 47,691

Non-cash financing activities:
  Acquisition of stock in exercise of warrants and options for
     issuance of newly issued shares of common stock                               $562,000             $    -

See accompanying notes.

                             Antennas America, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999 and to the Company's current report on Form 8-K/A filed August 7, 2000.

The Company operates in a single business segment providing end-to-end wireless business solutions, generating revenues primarily from sales to independent distributors in the United States.

Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future period.


Note 2.  Consolidation Policy

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation, Winncom Technologies, Corp., after elimination of all material intercompany accounts, transactions, and profits.


Note 3.  Acquisition of Winncom Technologies, Inc.

         On May 24, 2000, Antennas America, Inc. purchased, through its subsidiary, Winncom Technologies, Corp., the outstanding shares of Winncom Technologies, Inc. Winncom designs, assembles, distributes and services wireless network products and systems for data and voice transmission using radio technology, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. Antennas America provided $12.0 million in aggregate consideration, consisting of $3 million in cash, a $1.5 million non-interest bearing promissory note payable in 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable in 180 days from the closing date and $6 million in shares of Antennas America common stock (6,946,053 shares).

The purchase price has been allocated to specifically identifiable assets acquired. The Company is in the process of obtaining an external valuation of the approximately $12.3 million of intangible assets acquired. Management estimates that the useful lives of the intangible assets acquired will range from 10 to 20 years, with an expected average life of 15 years. The related amortization is reflected as a pro forma adjustment to the pro forma consolidated results of operations presented in the summary below, as well as in the above financial statements for the period since acquisition.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Winncom had occurred at the beginning of fiscal 1999 and 2000, respectively, and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of those years or of results which may occur in the future.

                                                 Six months ended June 30
                                                       (unaudited)
                                                   2000            1999
                                             ---------------------------------

Net sales                                        $  9,652,968   $    4,232,149
                                             =================================

Net income (loss)                               $    (225,179)   $    (151,575)
                                             =================================

Income (loss) per share                             $    0.00          $  0.00
                                             =================================

The pro forma net income for both years includes $410,732 of acquisition amortization.


Note 4.  Equity Transactions

         During the latter six months of 1999 through January 2000, the Company undertook a private placement offering of units for $.0525 per unit with each unit consisting of one share of the Company's restricted common stock and one redeemable common stock purchase warrant to purchase one share of the Company's common stock. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. The warrants included in the units entitle the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in this private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. All 22,000,000 warrants were exercised by the holders by June 30, 2000. As of June 30, 2000, the financial statements include approximately $3.5 million of equity related to private placement transactions (purchase of shares and exercise of warrants) received in 2000, and related offering expenses of approximately $51,000.

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

         During July and August 2000, the Company undertook a private placement offering of up to 16,000,000 units, with each unit consisting of one share of the Company's restricted common stock at a price of $0.50 per share plus one redeemable common stock purchase warrant to purchase one share of the Company's common stock at an exercise price of $1.50 per share. As of August 8, 2000, 15,262,000 units had been subscribed, and $6,574,000 in cash, representing 13,148,000 shares, had been received related to the offering. Related offering expenses are estimated to be approximately $70,000.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------
         Sales were $2.9 million for the three month period ended June 30, 2000, as compared to $1.2 million for the three month period ended June 30, 1999. The 142% increase was due to the addition of Winncom revenues, offset by a decrease in antenna revenues related to the Thompson Consumer Electronics contract for local TV antenna systems under the RCA brand name that began during the second quarter of 1999 and was completed in the first quarter of 2000. Sales for the six month period ended June 30, 2000 were $3.9 million compared to $1.7 million for the same period in 1999. This 129% increase was due to the addition of Winncom revenues, with six month antenna revenues comparable to 1999 levels.

         Gross profit margins decreased from 27% for the three and six months periods in 1999 to 18% for the three and six month periods in 2000. The primary factors contributing to the change in margins were the high percentage of Winncom radio sales at lower gross margins, and a higher percentage of local TV antenna system sales, which generally have lower gross margins due to the competitive nature of the consumer electronics market.

         Selling, general and administrative expenses for the three months ended June 30 increased from $279,000 in 1999 to $582,000 in 2000. This increase occurred primarily as a result of adding the Winncom operation in 2000, as well as increased costs associated with the Company's transition to a total wireless solutions provider. The same reasons drove the general and administrative expenses increase from $531,000 for the six month period ended June 30,1999 to $926,000 for the six month period ended June 30, 2000. Expenses for both the three and six months ended June 30, 2000 included $86,000 of amortization of acquisition related intangible assets.

         Interest expense decreased by $26,000 for the three month period ended June 30, 2000, and by $41,000 for the six month period ending June 30, 2000, due to the repayment on January 31, 2000 of the note payable to a distributor which had been initiated on February 16, 1999 and the cancellation of the accounts receivable purchase agreement with the bank on March 10, 2000, offset by interest on the Winncom line of credit in 2000. Also, during the time the bank agreement was in effect during 2000, there were fewer accounts purchased by the bank resulting in lower interest charges. The private placement proceeds received since late 1999 reduced the need for additional cash through the bank agreement.

         Although a benefit from income taxes in the amount of $50,000 was recorded for the six months ended June 30, 1999, no tax benefit was recorded for the three or six months ended June, 2000. Since the third quarter of 1999, the Company has recorded a full valuation reserve against current net operating losses.

Financial Condition
-------------------
         During the last six months of 1999 through January 2000, the Company undertook a private placement offering of units, with each unit consisting of one share of restricted common stock and one redeemable common stock purchase warrant to purchase one share of common stock, for $.0525 per unit. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. The warrants included in the units entitle the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000. The warrants were called for redemption by the Company at the price of $.001 on April 6, 2000. All warrants were exercised prior to the redemption date.

         During the first six months of 2000, the Company received approximately $3.5 million (including $2.9 million in the second quarter) of gross proceeds in funding from the private placement, primarily from the exercise of warrants which is reflected in the financial statements. Expenses relating to the private placement in this quarter were $51,000. The funds received during the second quarter were used primarily for the Winncom acquisition. A small portion of these funds were used to pay outstanding debt and for working capital.

         Compared to December 31, 1999, the Company's total assets as of June 30, 2000 increased by $15.6 million to $17.1 million. Winncom assets accounted for substantially all of this increase. Antenna inventory decreased because of a high level of finished goods on hand at December 31, 1999 which were shipped in January, as well as the completion of the Thomson Consumer Electronics contract during the first quarter.

         Liabilities increased from $0.8 million at December 31, 1999 to $7.1 million at June 30, 2000. Winncom liabilities accounted for substantially all of this increase. Antenna liabilities decreased as a result of lower inventory purchases in the second quarter of 2000 and the payoff of notes payable with proceeds from the private placement. The outstanding note payable to a distributor with an original balance of $200,000 was paid in full on January 31, 2000. In addition, another note payable to a vendor was paid in full on March 31, 2000 for $100,000.

         The Company entered into an accounts receivable purchase agreement with a bank on February 1, 1999. Under this arrangement, the bank would purchase 85% of approved accounts receivable from the Company. The financing cost for this arrangement was 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. This arrangement was canceled with the bank effective March 10, 2000.

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


                           PART II. OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits.
                           ---------

                           Financial Data Schedule

(b)      Reports on Form 8-K.
         --------------------

                           Report on Form 8-K was filed on June 8, 2000, with respect to the closing of the acquisition of Winncom Technologies, Inc.

                           Report on Form 8-K/A was filed on August 7, 2000, to include the financial information related to the acquisition of Winncom Technologies, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ANTENNAS AMERICA, INC.


Date:    August 14, 2000                  By:   /s/ Randall P. Marx
                                              ---------------------
                                                Randall P. Marx
                                                Secretary, Director