Form 10QSB
period 2000-09-30
ARC WIRELESS SOLUTIONS INC
filed 2000-11-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                  FORM 10 - QSB
                            ------------------------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000.

                          ARC Wireless Solutions, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
                 ----------------------------------------------
                 (State or other jurisdiction of incorporation)


          000-18122                                      87-0454148
   ------------------------                 ------------------------------------
   (Commission File Number)                 (IRS Employer Identification Number)

                           4860 Robb Street, Suite 101
                        Wheat Ridge, Colorado, 80033-2163
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
          -------------------------------------------------------------
          (Small Business Issuer telephone number, including area code)


                             Antennas America, Inc.
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____


As of November 08, 2000, the Registrant had outstanding 144,849,280 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes _____     No __X__

                          ARC Wireless Solutions, Inc.

                                   FORM 10-QSB

                               September 30, 2000

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000
                (unaudited) and December 31, 1999............................3

         Consolidated Statements of Operations for the
                Three and Nine Months Ended
                September 30, 2000 and 1999 (unaudited)......................4

         Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2000
                and 1999 (unaudited).........................................5

         Notes to Consolidated Financial Statements..........................6


Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition

         Results of Operations...............................................9

         Financial Condition.................................................9

         Forward Looking Statements.........................................10



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................10

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ARC Wireless Solutions, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 September 30,     December 31,
                                                                                      2000             1999
                                                                               -----------------------------------
Assets                                                                            (unaudited)
Current assets:
   Cash                                                                          $      2,118      $         178
   Accounts receivable, net                                                             3,580                324
   Inventory, net                                                                       5,239                580
   Prepaid expenses                                                                       181                  -
                                                                               -----------------------------------
Total current assets                                                                   11,118              1,082

Property and equipment, net                                                               501                369

Other assets:
   Intangible assets including goodwill, net                                           14,570                 41
   Deposits                                                                                44                 16
                                                                               -----------------------------------
Total assets                                                                      $    26,233       $       1,508
                                                                               ===================================

Liabilities and stockholders' equity Current liabilities:

   Bank line of credit                                                           $      1,694       $          -
   Accounts payable                                                                     5,804                357
   Current portion of notes payable-others                                                  -                114
   Current portion of notes payable-officers                                                -                 33
   Current portion of capital lease obligations                                            15                 55
   Accrued expenses                                                                       298                 71
                                                                               -----------------------------------
Total current liabilities                                                               7,811                630

Capital lease obligations, less current portion                                             6                  6
Notes payable-others, less current portion                                                  -                126
                                                                               -----------------------------------
Total liabilities                                                                       7,817                762

Commitments
Stockholders' equity:

   Common stock                                                                            72                 47
   Additional paid-in capital                                                          20,300              1,892
   Accumulated deficit                                                                 (1,956)            (1,193)
                                                                               -----------------------------------
Total stockholders' equity                                                             18,416                746
                                                                               -----------------------------------
Total liabilities and stockholders' equity                                       $     26,233        $     1,508
                                                                               ===================================

See accompanying notes.

                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Operations
                (Amounts in thousands excepts per share amounts)

                                                       Three months ended September 30,    Nine months ended September 30,
                                                             2000            1999                2000            1999
                                                       ---------------------------------   --------------------------------
                                                                 (unaudited)                         (unaudited)

Sales, net                                                  $    7,089      $    1,532        $    10,959       $    3,195
Cost of sales                                                    5,864           1,211              9,047            2,417
                                                       --------------------------------------------------------------------
       Gross profit                                              1,225             321              1,912              778

Operating expenses:
   Selling, general and administrative expenses                  1,527             292              2,453              823
   Amortization of purchased intangibles                           203               -                289                -
                                                       --------------------------------------------------------------------
Total operating expenses                                         1,730             292              2,742              823
                                                       --------------------------------------------------------------------
      Income (loss) from operations                               (505)             29               (830)             (45)

Other income (expense):
   Interest expense, net                                           (23)            (41)               (43)            (102)
   Other income                                                     19               -                123                -
                                                       --------------------------------------------------------------------
      Total other income (expense)                                  (4)            (41)                80             (102)
                                                       --------------------------------------------------------------------
Loss before income taxes                                          (509)            (12)              (750)            (147)
Provision for income taxes                                          13             385                 13              336
                                                       --------------------------------------------------------------------
Net loss                                                   $      (522)    $      (397)     $        (763)     $      (483)
                                                       ====================================================================

Net loss per share (basic and diluted)                     $     (0.00)    $     (0.01)     $       (0.01)     $    (0 .01)
                                                       ====================================================================

Weighted average shares outstanding                            138,236          76,712            118,643           75,831
                                                       ====================================================================

See accompanying notes.

                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                Nine months ended September 30,
                                                                                    2000                1999
                                                                             ---------------------------------------
                                                                                          (unaudited)
Operating activities
Net loss                                                                         $       (763)       $      (483)
Adjustments to reconcile net loss to net cash used in
   Operating activities:
     Depreciation and amortization                                                        389                 83
     Non-cash expense for issuance of stock and options                                    72                  1
     Deferred tax expense                                                                   -                335
     Changes in operating assets and liabilities:
       Accounts receivable                                                               (687)              (147)
       Inventory                                                                       (2,798)              (162)
       Prepaid expenses                                                                   (55)                12
          Other assets and deposits                                                       (23)               (10)
       Accounts payable and accrued expenses                                            2,267                217
       Other                                                                              (28)                23
                                                                             ---------------------------------------
Net cash used in operating activities                                                  (1,626)              (131)

Investing activities

Patent acquisition costs                                                                  (27)                (4)
Acquisition of businesses, net of cash acquired                                        (7,308)                 -
Purchase of plant and equipment                                                          (161)               (62)
                                                                             ---------------------------------------
Net cash used in investing activities                                                  (7,496)               (66)

Financing activities

Repayment of notes and capital lease obligations                                         (266)              (348)
Proceeds from private placement, including warrant exercises, net                      10,822                489
Proceeds from exercise of options, net                                                     39                  -
Repayment of notes payable - officers                                                     (33)               (11)
Increase in bank line of credit                                                           500                  -
Proceeds from distributor note payable                                                      -                200
                                                                             ---------------------------------------
Net cash provided by financing activities                                              11,062                330
                                                                             ---------------------------------------

Net increase in cash                                                                    1,940                133
Cash, beginning of period                                                                 178                 17
                                                                             ---------------------------------------
Cash, end of period                                                              $      2,118        $       150
                                                                             =======================================

Supplemental cash flow information:
  Cash paid for interest                                                         $         40        $        87
                                                                             =======================================

Non-cash financing activities:
  Acquisition of stock in exercise of warrants and options for
     issuance of newly issued shares of common stock                             $        562        $         -
                                                                             =======================================

See accompanying notes.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

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

The Company operates in a single business segment offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future period.

Note 2.  Consolidation Policy

The accompanying unaudited consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), formerly named Antennas America, Inc., and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Kit"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits. As Kit was acquired on the last business day of the quarter ended September 30, 2000, only the preliminary Kit Balance Sheet has been consolidated into these statements.

Note 3.  Acquisitions

         On May 24, 2000, ARC purchased, through its subsidiary, Winncom Technologies, Corp., the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. ARC provided $12.0 million in aggregate consideration, consisting of $3.0 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6 million in shares of ARC common stock (6,946,000 shares). In addition, the Company has accrued estimated costs of $800,000 related to the acquisition of Winncom, of which $769,000 has been paid as of September 30, 2000. The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction, resulting in a reduction of intangible assets in that amount.

         The purchase price has been allocated to specifically identifiable assets acquired. The Company is in the process of obtaining an external valuation of the approximately $12.2 million of intangible assets acquired. Management estimates that the useful lives of the intangible assets acquired will range from 10 to 20 years, with an expected average life of 15 years. The related amortization is reflected as an adjustment to the pro-forma consolidated results of operations presented in the summary below, as well as in the consolidated financial statements for the period since acquisition.

         On September 29, 2000, ARC purchased, through its subsidiary, Starworks Wireless Inc., the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company or Kit). Kit specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase. As Kit was acquired on the last business day of the quarter, only the preliminary balance sheet for Kit has been consolidated in these statements. The Company is having a certified audit of Kit completed as of the September 29, 2000 acquisition date. The consolidated September 30, 2000 balance sheet is subject to change as a result of the audit. ARC provided $2.4 million in aggregate consideration, consisting of $0.9 million in cash and $1.5 million in shares of ARC common stock (1,959,000 shares). In addition, the Company has accrued estimated costs of $150,000 related to the acquisition of Kit, of which $25,000 has been paid as of September 30, 2000.

         The purchase price has been preliminarily allocated to specifically identifiable assets acquired. The Company expects to allocate the remaining purchase price of approximately $2.6 million to intangible assets acquired once the audit of the Kit financial statements, as required under Item 310 of Regulation SB, has been completed. Management estimates that the useful lives of the intangible assets acquired will range from 10 to 20 years, with an expected average life of 15 years. Pursuant to the requirements of the Securities Exchange Act of 1934, the Company filed on October 13, 2000 the initial current report on Form 8-K related to the acquisition of Kit. The amended Form 8-K, which will include the audited financial statements of Kit as well as the pro-forma results of the combined operations of ARC and Kit, is due on or before December 12, 2000. As a result, the pro-forma results presented below exclude the results of Kit.

         The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition of Winncom had occurred at the beginning of fiscal 1999 and 2000, respectively, and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of those years or of results which may occur in the future.

                              Nine months ended September 30

                                   2000            1999
                             ---------------------------------

Net sales                        $16,741,000       $7,888,000
                             =================================

Net loss                        $   (745,000)      $ (135,000)
                             =================================

Loss per share                  $      (0.01)      $    (0.00)
                             =================================

The pro-forma net loss for both years includes $612,000 of amortization of acquired intangibles.

Note 4.  Equity Transactions

         In January 2000, the Company completed a private placement offering of units for $.0525 per unit, with each unit consisting of one share of the Company's restricted common stock and one redeemable common stock purchase warrant to purchase one share of the Company's common stock. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. Each unit entitles the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in the private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The holders exercised all 22,000,000 warrants by June 30, 2000. As of September 30, 2000, the financial statements include approximately $3.5 million of equity related to these private placement transactions (purchase of shares and exercise of warrants) received in 2000, and related offering expenses of approximately $51,000.

         In March 2000, as approved by the Board of Directors, two officers who are also directors, and one other director, exchanged previously owned shares of the Company's common stock for their warrants acquired in the private placement. These transactions resulted in the Company receiving 219,000 shares of stock valued at $484,000 as payment for 2,765,000 shares underlying the outstanding warrants. The value of the 219,000 shares of common stock received by the Company in this transaction was based on the average closing price of the Company's common stock on the five trading days prior to the transaction, which was $2.2062.

         In March 2000, a director of the Company used previously owned stock to exercise vested options. These options had a total exercise price of $78,000. Based on the same average closing price as used in the warrant exercise transaction, a total of 35,000 shares of previously owned stock was given to the Company as payment of the exercise price for the 900,000 new shares of common stock underlying the options. The shares of common stock acquired by the Company in these exchange transactions were valued at a total of $562,000 which is equal to the average closing price for the five trading days prior to the transaction multiplied by the number of previously owned shares that were exchanged and which is also equal to the aggregate exercise price for the shares underlying the warrants and options that were exercised in these transactions. The Company received 255,000 shares from these transactions.

         In September 2000, the Company completed a private placement offering of up to 16,000,000 units, with each unit consisting of one share of the Company's restricted common stock at a price of $0.50 per share plus one redeemable common stock purchase warrant to purchase one share of the Company's common stock at an exercise price of $1.50 per share. 14,800,000 shares of this private placement were purchased, from which the Company received gross cash proceeds of $7.4 million through September 30, 2000. Related offering expenses were $14,000.

Note 5.  Subsequent Events

         At the annual shareholders meeting held on October 11, 2000, the shareholders voted to change the Company's name to ARC Wireless Solutions, Inc. from Antennas America, Inc. At the same meeting, the shareholders voted to amend the Company's Articles of Incorporation to authorize a new class of capital stock consisting of 2,000,000 shares of $0.001 par value preferred stock.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

         Sales were $7.1 million and $1.5 million for the three-month periods ended September 30, 2000 and 1999, respectively. The 363% increase was due to the addition of Winncom revenues, partially offset by a decrease in antenna revenues related to the completion in the first quarter of 2000 of the Thompson Consumer Electronics contract for local TV antenna systems under the RCA brand name that began during the second quarter of 1999. Sales were $11.0 million and $3.2 million for the nine-month periods ended September 30, 2000 and 1999, respectively. This 243% increase was due to the addition of Winncom revenues, partially offset by a decrease in antenna revenues related to the Thompson Consumer Electronics contract.

         Gross profit margins decreased from 21% and 24% for the three- and nine-month periods ended September 30 of 1999, respectively, to 17% for the both the comparable three and nine-month periods of 2000. These decreases are due to a change in product mix resulting from the Winncom acquisition.

         Selling, general and administrative expenses increased $1,235,000 and $1,630,000 for the three- and nine-month periods ended September 30, 2000, respectively, primarily due to increased overhead associated with the inclusion of the operations of Winncom as of May 2000, and to costs associated with the establishment of ARC Wireless Solutions, Inc. as a provider of a broad range of wireless network components, as well as end-to-end wireless network solutions. Management believes that $340,000 and $380,000 of the increase for the three- and nine-month periods, respectively, which relate to fees incurred in obtaining additional management, the termination of certain relationships and executive moving expenses, to be non-recurring.

         Net interest expense decreased by $18,000 and $59,000 for the three- and nine-month periods ended September 30, 2000, respectively, due to the repayment of the notes payable to others in the first quarter of 2000, partially offset by interest on a new bank line of credit in 2000. Also, there were fewer accounts factored during 2000, resulting in lower interest charges. The private placement proceeds received since the fourth quarter of 1999 reduced the need for additional cash.

         In the third quarter of 1999, the Company recorded a $385,000 charge to income tax expense to fully reserve the income tax benefits previously recorded. The impact of recording this reserve for the nine-month period ended September 30, 1999 was a $335,000 charge against income. No tax benefit was recorded for the three or nine-month periods ended September 30, 2000.

Financial Condition

         During the three and nine month periods ended September 30, 2000, the Company received approximately $7.4 million and $10.9 million, respectively, of gross proceeds in funding from private placements and related warrant conversions. Expenses relating to these private placements totaled $65,000, of which $14,000 was incurred in the third quarter. Net funds received were used primarily for the Winncom and Kit acquisitions, with a small portion of these funds used to repay outstanding debt and to provide working capital.

         The Company's total assets increased to $26.2 million at September 30, 2000 from $1.5 million at December 31, 1999, with Winncom and Kit assets accounting for substantially all of the increase.

         Liabilities increased to $7.8 million at September 30, 2000 from $0.8 million at December 30, 1999. Winncom and Kit liabilities accounted for substantially all of the increase. The outstanding notes payable to others were paid in full in the first quarter of 2000.

         The Company entered into an accounts receivable factoring agreement in February 1999. Under this arrangement, the bank would purchase 85% of approved accounts receivable from the Company. The financing cost for this arrangement was 1% of the receivable for the first 10 days and 1/15 of 1% each day thereafter until the account is paid in full. This factoring arrangement was terminated in March 2000.

         Current operations are funded through cash flow from operations and the proceeds from the private placement transactions. Additional funding for working capital and acquisitions may be needed to complete the Company's business expansion plan.

Forward Looking Statements

         This report contains forward-looking statements. Although the Company believes that the expectations reflected in the forward looking statements and the assumptions upon which the forward looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, such as demand for products, manufacturing costs and competition, that could cause actual results to differ materially from the Company's expectations.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits.
                           ---------

                           Financial Data Schedule

                  (b)      Reports on Form 8-K.
                           --------------------

                           During the quarter ended September 30, 2000, the Company filed on August 7, 2000 an amendment to include financial statements in the Current Report on Form 8-K reporting the acquisition of Winncom Technologies, Inc. on May 24, 2000.

                           After the end of the quarter, the Company filed one Current Report on Form 8-K on October 13, 2000, with respect to the closing of the acquisition of Starworks Technology, Inc. on September 29, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ARC WIRELESS SOLUTIONS, INC.


Date:    November 14, 2000                  By:   /s/ Thomas R. Reed
                                                --------------------
                                                  Thomas R. Reed
                                                  Chief Financial Officer