Form 10KSB
period 2000-12-31
ARC WIRELESS SOLUTIONS INC
filed 2001-04-02
CIK 826326

================================================================================

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549


                                  FORM 10 - KSB


(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the Fiscal Year Ended December 31, 2000.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                          ARC Wireless Solutions, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
                  --------------------------------------------
                 (State or other jurisdiction of incorporation)

           000-18122                                      87-0454148
    ----------------------                   ----------------------------------
   (Commission File Number)                 (IRS Employer Identification Number)

                           4860 Robb Street, Suite 101
                        Wheat Ridge, Colorado, 80033-2163
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
           -----------------------------------------------------------
          (Small Business Issuer telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     (None)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.0005 par value common stock

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

Yes   X    No
    -----     -----

Issuer's revenues for its most recent fiscal year: $18,480,000

As of March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $24,957,227. This calculation is based upon the average of the closing bid price of $0.24 and ask price of $0.255 of the stock on March 23, 2001. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.0005 par value common stock outstanding as of March 23, 2001 was 144,849,280.




================================================================================

                          ARC Wireless Solutions, Inc.
                   10-KSB for the Year Ended December 31, 2000

                                Table of Contents

                                                                        Page No.
                                     PART I

Item 1.       Business.................................................     4

Item 2.       Properties...............................................    14

Item 3.       Legal Proceedings........................................    14

Item 4.       Submission of Matters to a Vote of Security Holders......    15

                                     PART II

Item 5.       Market for Registrant's Common Stock
              and Related Stockholder Matters .........................    15

Item 6.       Management's Discussion and Analysis
              of Results of Operations and Financial Condition.........    17

Item 7.       Financial Statements.....................................    20

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures..................    20

                                    PART III

Item 9.       Directors and Executive Officers; Compliance
              With Section 16(a) of the Exchange Act...................    21

Item 10.      Executive Compensation...................................    22

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management....................................    27

Item 12.      Certain Relationships and Related Transactions...........    30

Item 13.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K..................................    30

Signatures    .........................................................    32

                                     PART I

Item 1.  Business
- -----------------

Business Development. We were organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses. Our prior name was Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, we completed our initial public offering of 10,545,000 units at $.04 per unit, resulting in net proceeds of approximately $363,000. (The number of units and price per unit have been adjusted to reflect our one for-four reverse split in April 1989). Each unit consisted of one share of common stock, one Class A Warrant and one Class B Warrant. All the Class A and Class B Warrants expired without exercise and no longer exist. In April 1989, we effected a one-for-four reverse split so that each four outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this Annual Report to the number of shares of our common stock have been adjusted for the effect of the 1989 one-for-four reverse split.

On April 12, 1989, we merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988 and had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. Pursuant to the merger, Antennas America, Inc. was merged into us, all the issued and outstanding stock of Antennas America, Inc. was converted into 41,952,000 of our shares, and our name was changed to Antennas America, Inc. At the annual shareholders meeting held on October 11, 2000, our shareholders voted to change our name to ARC Wireless Solutions, Inc. ("ARC Wireless" or the "Company") from Antennas America, Inc.

On May 24, 2000, we purchased, through our subsidiary, Winncom Technologies Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. We paid $12.0 million in aggregate consideration, consisting of $3 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6 million in shares of our restricted common stock (6,946,000 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction.

On September 29, 2000, we purchased, through our subsidiary, Starworks Wireless Inc. ("Starworks"), the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company). Starworks specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through original equipment manufacturers (OEMs) and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase. We paid $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of our restricted common stock (1,959,000 shares).

Businesses of the Company. ARC Wireless provides high quality, timely, cost effective wireless network component and end-to-end wireless network solutions. Our Antennas America division designs, develops, markets and sells a diversified line of antennas and related wireless communication systems, including conformal and phased array antennas. Our Winncom subsidiary specializes in marketing, distribution and service, as well as selected design, manufacturing and installation of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. Our Starworks subsidiary specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation components in the United States, primarily through OEMs and third-party distributors, retailers and the Internet.

Principal Products
- ------------------

     Principal products of our Antennas America Division include the following:

     Conformal Antennas
     ------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal antenna. This product, introduced in 1989 originally only for conventional automobile cellular phones, has been expanded as an alternative to many conventional wire type antenna and has been expanded to be used for numerous mobile applications, including Cellular, UHF, VHF, ETACS, GSM, PCS, SMR, Passive Repeaters, vehicle tracking and GPS. The antenna is approximately 3 1/2"x 3 1/2"and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle. Several derivative products of this antenna design have been developed for OEM and other special applications.

     Global Positioning System (GPS) Antennas
     ----------------------------------------

     We have developed a proprietary, flat GPS antenna system that integrates with a GPS receiver. GPS receivers communicate with several globe-circling satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military, civilian and commercial boats, planes, for surveying, recreational hikers, and more recently in vehicle tracking and asset management. Accurate to within several feet, there are several types of GPS systems, some of which are the size of a cellular phone and are very easy to use. We are currently marketing our GPS antenna products on an OEM basis for the purposes of fleet management and vehicle tracking systems.

     We have also developed a proprietary, patented, amplified GPS/Cellular combination antenna that integrates with a GPS receiver. We currently are selling this product to fleet and asset management companies on a worldwide basis. Conventional GPS antenna systems are mounted on the exterior of a vehicle or other asset, however our product can be mounted on the interior of an automobile or truck, protecting the antenna from weather, theft and vandalism.

     F Antennas
     ----------

     F antennas are powerful yet flexible antenna systems that can be installed either directly in or on a computer or other device, and then typically connected to a wireless modem inserted in the computer's PCMCIA slot to provide wireless access to the Internet and networks for personal computers. The main design parameter of the antenna is its flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the F series antenna systems along with our existing commercial wireless products to existing and new OEM customers. We are using our experience in these applications for the developing Bluetooth wireless technology, which is setting standards for short-range connectivity between computers and their accessories.

     Flat Panel and Phased Array Antennas
     ------------------------------------

     Our flat panel and phased array antennas are flat antennas that typically incorporate a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from microwave transmitters or satellites. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities.

     Multi-channel, Multipoint Distribution Systems (MMDS) Antennas
     --------------------------------------------------------------

     MMDS is similar to conventional cable with the exception that it uses a microwave frequency to transmit the channels for home viewing. The signals can usually be received approximately 35 miles from the transmitter by installing a receive antenna on the subscriber's home. Using the existing MMDS infrastructure, the wireless cable business has transformed into a wireless provider of digital data, telephony, and television services. The system uses new electronics to interface with existing equipment, including antennas, and with commercial cable modems to provide reliable, wireless high data throughput. We currently market our existing line of MMDS antennas and have entered into a Joint Development Agreement with TSI-USA to develop an integrated system including our flat panel antenna for broadband wireless Multipoint Distribution Services, Spread Spectrum and other MMDS high-speed Internet applications. Currently, the MMDS business is undergoing a transition from a primarily direct line of sight technology, to include non line of sight technology. We intend to introduce our antenna solution for this new technology in the third quarter of 2001.

     Other Antennas
     --------------

     We are pursuing new business opportunities for our conformal and phased array antennas by continuing to broaden and adapt existing technologies. We have designed and currently manufacture antennas varying in frequency from 27 MHz to
5.8 GHz. These antennas all use our existing antenna designs to provide inconspicuous installation. All of our antennas are designed to be manufactured using our proprietary design footprints. This allows us to better utilize our engineering, technical and production staff, as well as existing tools, dies and radomes for more than one product.

Principal products of our Winncom subsidiary include the following:

     Unlicensed Wireless Products
     ----------------------------

     Unlicensed Wireless Products use frequencies that require a license to manufacture but not a license to use. Winncom's primary products are the ISM (Industrial Scientific and Medical) license free products in the 2.4GHz to 5.8GHz frequency range. Any business or consumer may use these frequencies as long as they do not interfere with other users. Winncom currently markets products manufactured by Avaya, Agere Systems, BreezeCom, and Western Multiplex, all of which are leaders in the unlicensed communications hardware market. These products are used in high-speed wireless networking applications, including, among others, Internet access, local and wide area networks (LAN/WAN), and industrial process automation and data acquisition.

Licensed Wireless Products
- --------------------------

     Licensed Wireless Products require a Federal Communication Commission ("FCC") license to operate on a specific frequency in a geographic area. Winncom Distributes point-to-point microwave products. These microwaves are used to connect Wireless Internet Service Providers cell sites or Enterprise multiple locations.

Voice over Internet Protocol (VoIP)
- -----------------------------------

     VoIP allows voice communications to be placed over standard Internet networks. This is critical for emerging Wireless Internet Service Providers so they can offer complete voice and data to generate revenue and compete with DSL and Cable Modem service. Winncom is currently a distributor of LucidVON voice-over-IP (VoIP) products. These products enable Internet Service Providers and Internet Telephony Service Providers to deliver cost-effective integrated voice and data services with guaranteed Quality of Service (QoS) over IP networks. The systems use ITU standard voice codecs for toll-quality voice at a low data rate, and are compliant with third party telephone company gateways through SIP & H.323. The Ipico product line combines VoIP telephony, internet protocol (IP) routing, bandwidth management, and firewall services in a single device, making it an ideal choice for internet service providers (ISPs) and other service providers. It also provides means of wireless connectivity via an integrated PCMCIA slot designed to accommodate an IEEE802.11 wireless adaptor. Unlike other VoIP gateways on the market, this product uses a patented QoS algorithm, which eliminates latency and packet loss inherent in some VoIP networks, and ensures excellent quality voice transmission even under heavy network loads.

Antennas
- --------

     Winncom sells both customer premises and base station antenna solutions. Winncom began marketing the Antennas America 2.4GHz ISM unlicensed antenna solutions in the last quarter of 2000. This product is approximately four inches by four inches and has a gain of 8.5dBi. and is linearly polarized and comes with the ORiNOCO (TM) proprietary connector and either 12 inch or 36 inch low loss connecting cable. The use of this antenna significantly extends the range of the wireless system, while eliminating the need for an expensive adapter cable by allowing the antenna to be connected directly to the ORiNOCO (TM) PCMCIA card.

Accessories
- -----------

     Winncom is a full service value-added distributor, specializing in the design and development of a host of accessories products. These products include the amplifiers, filters, power supplies, power cords, and environmental enclosures necessary for the installation and optimum performance of a wireless network. In November 2000, Winncom introduced a 2.4GHz to 5.8GHz Frequency Converter. Designed by Winncom engineers, this product allows the deployment of the readily available low-cost 2.4GHz wireless WAN/ LAN equipment sold by Winncom. The main applications for this new solution include wireless Internet access, campus wireless LANs and wireless spectrum WANs. The Frequency Converter will provide additional transmission channels in the unlicensed spectrum resulting in a considerable increase in bandwidth capacity. It also promotes usage of the 5.8GHz spectrum to supplement network performance where the 2.4GHz spectrum is saturated. The product is sold both domestically and internationally.

Wireless Computer Systems
- -------------------------

     The WaveCONNECT family of PCs and notebook computer product services include a wireless network interface based on the 11Mbps IEEE802.11(b) wireless networking standard for ease in connection to a corporate network. The systems come equipped with either Intel Pentium or Celeron processors. A fully integrated H.323 compliant VoIP telephony client is also standard, enabling toll-quality telephone conversations over LAN/WAN data networks.

     The WaveCONNECT (TM) system provides powerful business computing features with wireless network connectivity right out of the box, allowing entire workgroups to be up and running in minutes, as compared with days or even weeks for some computers connected via traditional wired data networks. The cost of deploying a WaveCONNECT (TM) system is also considerably lower than for wired computer networks. Providing a computing capability readily connected to a corporate network is consistent with Winncom's strategy to become a more encompassing end-to-end wireless network solutions provider.

Other Products
- --------------

     Winncom also sells Fujitsu pen based computers and laptops for wireless network applications such as government, medical, healthcare and education. Winncom assembles both cable products that consist of copper, coaxial and fiber cables and lighting arrestors that are used in the installation, extension and protection of wireless end-to-end systems.

     Winncom continuously evaluates new products and pursues distribution alliances with manufacturers whose equipment complements Winncom's products offerings as well as the development of Winncom's proprietary products that include amplifiers, frequency converters, antennas, outdoor enclosures and RF accessories.

Principal products of our Starworks subsidiary include the following:

     Home Satellite Dish Self-Installation Kits
     ------------------------------------------

     The dish to home satellite industry has since its inception been characterized as a consumer industry with a plug and play product. Starworks has provided pre-packaged components to the satellite industry. These kits can support all of the current satellite dish home products such as Hughes Network Systems, Sony, Philips Magnavox, DirecTV, The Dish Network and EchoSTAR.

     Home Satellite Dish Professional Installation Kits
     --------------------------------------------------

     To increase sales and customer satisfaction, the satellite programming industry currently offers professional installation with the purchase of a home satellite dish. Starworks provides an economical and efficient professional installation kit that can be customized to contain various lengths of cables, connectors and accessories for professional home satellite dish installation.

     Cable
     -----

     Due to the increased purchasing arrangements of ARC Wireless Solutions, Inc., Starworks now offers very competitive high quality bulk cable on a direct and OEM basis. The cable is swept to 2.256GHz and is sold in either 1000' reels or 1000' boxes.

Marketing And Distribution
- --------------------------

     Antennas America markets its commercial line of antennas directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. Antennas America also markets our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. The Company provides individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.arcwireless.net, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified antenna solutions. Inquiries through the web site are pursued by our in-house sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. MST. All our products are currently made in the United States, which we consider to be a marketing advantage over most of our competitors. Many of our products are also marketed internationally. We currently have several international distributors marketing our products in 15 countries.

     Winncom Technologies is a value added distributor that supports distribution of products with internal sales, technical support, system design and feasibility studies, installation and training. Winncom's customer base comprises networking value added resellers (VARs), system integrators, ISPs, competitive local exchange carriers (CLECs) and incumbent local exchange carriers (ILECs). Winncom promotes and supports the one-stop-source philosophy for wireless data networking products and services. Consistent with our one-stop-source approach, Winncom markets and sells a number of its own products as well as private label products that fit into our marketing philosophy. We believe we have an advantage over the competition due to better product availability, in-house technical expertise and customer support and can assist with the implementation of virtually any wireless network project or application.

     Winncom continuously expends marketing and advertising efforts through print media, trade shows and via the Internet. The main marketing focus is to expand the reseller base of customers which are active in medical, healthcare, enterprise, government, education and industrial market segments. Winncom is also expanding its marketing efforts to sell service providers and O.E.M. markets. Additionally, Winncom continually expands its wireless certification training programs, including vendor-authorized certification for VARs. Our Company provides wireless awareness seminars for system integrators and consultant/design firms. We also have alliances with our vendors that include road-shows, authorization/certification programs, trade shows and advertising. Winncom's web site has complete E-commerce capability, enabling customers to order and pay for products online.

Production
- ----------

     Antennas America currently produces most of the customized items that we use to manufacture our products excluding cable, connectors and other generic components. We believe that this control over the production process allows us to be more efficient and more responsive to customers, lowers the overall cost of production, and allows us to take advantage of more opportunities in the wireless communications market.

     Winncom offers a wide variety of high performance wireless system accessories including antennas, amplifiers, lightning arrestors, custom cable assemblies and environmental enclosures, as well as wireless access points, bridges, routers, client adapters, modems, T1/E1, and licensed microwave systems from leading manufacturers.

     Starworks produces all cable assemblies and installation kits internally. External purchases include bulk cable, coaxial connectors, and packaging materials.

Research And Development
- ------------------------

     Research and development (R&D) costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel involved in R&D, our R&D costs have not been material in 2000 and 1999. We spent approximately $198,000 on R&D in 2000 and $137,000 in 1999. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Employees
- ---------

     At December 31, 2000, we had 90 full time employees including 59 in manufacturing and distribution, 11 in sales and customer support, three in engineering and product development, and 17 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

Competition
- -----------

     The market for wireless network components is highly competitive, and our current and proposed products compete with products of larger companies that are better financed, have established markets, and maintain larger sales organizations and production capabilities. In marketing our products, we have encountered competition from other companies, both domestic and international. At the present time our market share of the overall wireless network component market is small. Our products are designed to be unique and in some cases are patented. Our products normally compete with other products principally in the areas of price and performance. However, we believe that our products work as well as or better than competing products and usually sell for the same price or less. Additionally, we have demonstrated to our customers and potential customers that we are a more reliable source than some competitors and believe this is a distinct competitive advantage.

Government Regulations
- ----------------------

     We are subject to government regulation of our business operations in general, and the telecommunications industry also is subject to regulation by federal, state and local regulatory and governmental agencies. Under current laws and the regulations administered by the FCC, there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. We believe that our antennas that are also used to transmit signals are in compliance with current laws and regulations. Current laws and regulations are subject to change and our operations may become subject to additional regulation by governmental authorities. We can be significantly impacted by a change in either statutes or rules.

Patents
- -------

     Antennas America currently holds seven patents. Kevin O. Shoemaker, our former Chief Scientist, is the record owner of a U.S. patent, subject to annual renewal fees, valid through the year 2007, for micro strip antennas and multiple radiator array antennas. Mr. Shoemaker also is the record owner of a U.S. patent for a serpentine planar broadband antenna valid through the year 2011. This is the design that we use for some of our conformal antennas, including the vehicular disguised decal antennas and related products. In addition, Mr. Shoemaker and Randall P. Marx, our Chief Executive Officer, are the record owners of patents relating to the technique and design of the FREEDOM(TM) and WALLDO(TM) local TV, VHF/UHF antenna systems, a patent covering the process used to manufacture certain of our flat planar antennas, a patent for the conformal FREEDOM(TM) antenna for the RCA style satellite dish and a patent covering creating antennas from coaxial cable. Mr. Shoemaker and Mr. Marx each has permanently assigned to the Company all rights in these and all other products that have been and will be developed while employed by us.

     In addition, we have filed patent applications on three new antenna products in the name of Dr. Mohamed Sanad, our former Principal Consulting Engineer, who has agreed to permanently assign to us all of the rights to these pending patents.

     We have also filed a provisional patent application with Raymond L. Lovestead, one of our engineers, as the inventor. Mr. Lovestead has permanently assigned to the Company all rights in these and all other products that have been and will be developed while employed by us. This technology is being used for the new two-way MMDS antenna.

     Furthermore we have filed two provisional patent applications with Dr. Donald A. Huebner, our Chief Scientist, as inventor. Dr. Huebner has permanently assigned to the Company all rights in these and all other products that have been and will be developed while employed by us. The former President of our subsidiary Starworks Wireless Inc., David E. McConnell, is the record owner of a patent for a Coaxial Cable Connector, all rights to which are owned by the Company as a result of the acquisition of Starworks Technologies, Inc. on September 29, 2000.

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

     Disclosure Regarding Forward-Looking Statements And Cautionary Statements
     -------------------------------------------------------------------------

     Forward-Looking Statements. This Annual Report on Form 10-KSB includes "forward-looking statements." All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1:
"Business-Principal Products", "Marketing and Distribution", "Production", "Research and Development", "Competition", "Governmental Regulations" and "Patents", and Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

     Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Cautionary Statements.

     Cautionary Statements. In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. We have a history of losses. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2000, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997. Profits for some of these years were marginal, and we cannot assure that our operations in the future will be profitable. See the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

2. Our industry suffers rapid technological changes. We do business in the wireless communications industries. This industry is characterized by rapidly developing technology. Changes in technology could affect the market for our products and necessitate additional improvements and developments to our products. We cannot predict that our research and development activities will lead to the successful introduction of new or improved products or that we will not encounter delays or problems in these areas. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

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

4. Our limited financial resources could constrain our business expansion. We have limited financial resources available that may restrict our ability to grow. Additional capital from sources other than our operating cash flow may be necessary to develop new products. We cannot predict that this financing will be available from any source.

5. We could be adversely impacted by intense competition. The communications and antenna industries are highly competitive, and we compete with substantially larger companies. These competitors have larger sales forces and more highly developed marketing programs as well as larger administrative staffs and more available service personnel. The larger competitors also have greater financial resources available to develop and market competitive products. The presence of these competitors could significantly affect any attempts to develop our business. However, we believe that we will have certain advantages in attempting to develop and market our products, including a more cost-effective technology, the ability to undertake smaller projects, and the ability to respond to customer requests more quickly than some larger competitors. We cannot be certain that these conclusions will prove correct.

6. We depend on the availability of efficient labor. We produce and assemble our antenna and coaxial cable kit products at our own facilities and are dependent on efficient workers for these functions. We cannot predict that efficient workers will continue to be available to us at a cost consistent with our budget.

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

9. There is an inactive trading of our shares and possible volatile prices. Historically, there has been an extremely limited public market for our shares, although most recently there has been significantly more volume. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account.

     For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On March 23, 2001, the low bid price for the common stock was $0.24, the high asked price was $0.28 and the closing sale price was $0.255. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

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

Item 2. Properties
- ------------------

     Our principal offices are located in Wheat Ridge, Colorado. We lease approximately 7,000 square feet of office space and 28,000 square feet of production space in Wheat Ridge, Colorado where we have our corporate offices and where we manufacture antennas. These leases expire on various dates from 2002 through 2003.

     In addition, we lease approximately 24,000 square feet of office and warehouse space at our Winncom facility in Solon, Ohio, where we sell and distribute component solutions for LAN/WAN communications systems. This lease expires in 2005.

     We also lease approximately 21,000 square feet of office and production space at our Starworks facility in Atlanta, Georgia where we assemble and distribute self-installation kits for satellite dish systems. This lease expires in 2002.

Item 3. Legal Proceedings
- -------------------------

     In August 1997, we filed a lawsuit against Terk Technologies Corporation, Neil Terk, Tom Jensen & Associates, Tom Jensen, and Robert A. Hodge, Jr. for false and/or misleading representations regarding our local TV antennas. The lawsuit was filed in the United States District Court for the Northern District of Illinois. Terk Technologies Corporation is one of our competitors. In December 1999, an out of court agreement was reached with the defendants on a settlement and this case is considered closed. In early 2000 we received a confidential amount as a result of this settlement, which was included in Other Income in the accompanying Statement of Operations.

     ARC Wireless acquired Starworks in September 2000 from David and Karen McConnell for $1.5 million in cash and 1,959,499 shares of the Company's restricted stock. The Company currently is involved in litigation with Mr. and Mrs. McConnell and other parties; that was commenced in January 2001 in the Federal District Court in the Northern District of Georgia. The Company is claiming either for the transaction to be reversed or for the McConnell's to pay damages for their alleged misrepresentations. The McConnells are also claiming damages from the Company for alleged misrepresentations by the Company. At this time the Company has withheld all of the 1,959,499 shares of the Company's stock and $500,000 of the cash portion of the purchase price. The McConnells had forfeited the $500,000 and returned an additional $194,000 of the cash portion of the purchase price prior to commencement of the litigation as an adjustment to the purchase price.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

     The Company held its annual meeting of shareholders on October 11, 2000 and 129,930,290 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

     (1)  For election of the following nominees as directors:

                     Name                Number Of Shares For       Withheld
                     ----                --------------------       --------

               Sigmund A. Balaban           129,467,135             463,155
               Glenn A. Befort              129,461,655             468,635
               Donald A. Huebner            129,457,755             472,535
               Randall P. Marx              123,071,835           6,858,455
               Andrew C. Nester             129,474,555             455,735

     (2) Proposal to amend the Articles of Incorporation to change the name of the Company to ARC Wireless Solutions, Inc.

               Number of Shares:

               129,440,128  (For)       301,477 (Against)      188,685 (Abstain)

     (3) Proposal to amend the Articles of Incorporation to authorize 2,000,000 shares of preferred stock.

               Number of Shares:

               80,969,638  (For)      1,517,133 (Against)      487,122 (Abstain)

     (4) Proposal to ratify the selection of Ernst & Young LLP as the Company's certified independent accountants.

               Number of Shares:

               129,739,646 (For)         48,695 (Against)      141,949 (Abstain)

     In February 2001, Mr. Befort resigned as a director and Gregory Raskin, the President of our Winncom subsidiary, was elected as a director to fill this vacancy.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
- -----------------------------------------------------------------------------

     Trading in our common stock is very limited. Our shares are traded in the over-the-counter market through the OTC Bulletin Board. Our trading symbol is "ARCS". Our shares are not quoted on any established stock exchange or on the Nasdaq Stock Market. Because trading in our shares is so limited, prices are highly volatile.

     The table below represents the range of high and low sales prices for our common stock during each of the quarters in the past two fiscal years as reported by the OTC Bulletin Board.

                                  Common Stock
                                  ------------

                                         Sales Price
                                         -----------
Quarter Ended                     High                Low
- -------------                     ----                ---
March 31, 1999                 $  0.115            $  0.035
June 30, 1999                     0.120               0.040
September 30, 1999                0.150               0.070
December 31, 1999                 0.155               0.100
March 31, 2000                    3.594               0.130
June 30, 2000                     1.469               0.740
September 30, 2000                1.290               0.750
December 31, 2000                 0.770               0.202

On March 23, 2001, the closing sale price for our common stock was $0.255. On March 23, 2001, the number of our shareholders of record was 328. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
- ---------------------------------------

     In January 2000, we completed the sale of 22,000,000 units of common stock and warrants to purchase common stock pursuant to a private placement at a price of $.0525 per unit. The units were sold to a total of 24 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. Each unit consisted of one share of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $.175 per share of common stock. The warrants provided that they would expire the earlier to occur of (i) March 14, 2001, which is one year after the date that a registration statement concerning the transfer of the shares of common stock included in the units and the shares of common sock issuable upon exercise of the warrants is declared effective by the Securities And Exchange Commission, and (ii) five years after the issuance of the warrants. At any time that the registration statement is effective, we may, upon 30-days' notice to the holders of the warrants, repurchase the warrants for $.001 per warrant at any time after the weighted average trading price for the common stock has been at least $.2275 for 20 of the 30 consecutive business days preceding the date of the notice of repurchase. The Company gave notice to redeem in March 2000 and all the warrants were exercised. Proceeds from the offering were $1,150,000, before costs of the offering of $51,000. There were no fees or commissions paid to brokers or underwriters or placement agents in conjunction with this placement.

     On May 24, 2000, we purchased, through our Winncom Technologies Corp. subsidiary, the outstanding shares of Winncom Technologies, Inc. We paid $12.0 million in aggregate consideration, consisting of $3.0 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6 million in shares of restricted common stock (or 6,946,000 shares of our common stock). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction. The shares were issued to two individuals pursuant to an exemption from registration in accordance with
Section 4(2) of the Securities Act.

     On September 29, 2000, we purchased, through our Starworks Wireless Inc. subsidiary, the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company or Kit). As a result of alleged misrepresentations, which lead to litigation, the transaction was not completed. See "Item 3. Legal Proceedings". Under the proposed purchase, we were to pay $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of restricted common stock (or 1,959,000 shares of our common stock). The shares were to be issued to two individuals pursuant to an exemption from registration in accordance with Section 4(2) of the Securities Act.

     In October 2000, we completed the sale of 15,000,000 units of common stock and warrants to purchase common stock pursuant to a private placement at a price of $.50 per unit. The units were sold to a total of 21 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. Each unit consisted of one share of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $1.50 per share of common stock. The warrants expire the earlier to occur of (i) one year after the date that a registration statement concerning the transfer of the shares of common stock included in the units and the shares of common stock issuable upon exercise of the warrants is declared effective by the Securities And Exchange Commission, and (ii) five years after the issuance of the warrants. We are obligated to file the registration statement within 10 business days after filing our Annual Report on Form 10-KSB with the SEC. At any time that the registration statement is effective, we may, upon 30-days' notice to the holders of the warrants, repurchase the warrants for $.01 per warrant at any time after the weighted average trading price for the common stock has been at least $1.75 for 20 of the 30 consecutive business days preceding the date of the notice of repurchase. We received gross cash proceeds of $7.4 million and related offering expenses were $14,000. There were no fees or commissions paid to brokers or underwriters or placement agents in conjunction with this placement.

Item 6.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition
- --------------------------------------------------------------------------------

                 Liquidity and Capital Resources (in Thousands)
                 ----------------------------------------------

                                                                December 31,
                                                            2000          1999
                                                           ------        -------

Components of Working Capital
- -----------------------------
          Cash (including restricted cash)                 $1,422        $  178
          Accounts Receivable                               4,235           324
          Inventory                                         4,733           580
          Other Current Assets                                383             -
          Bank Line of Credit - current                      (313)            -
          Accounts Payable                                 (5,904)         (357)
          Notes Payable and Capital Lease Obligations          (9)         (169)
          Notes Payable - Officers                              -           (33)
          Other Current Liabilities                          (508)          (71)
                                                           ------        ------
          Total Working Capital                            $4,039        $  452
                                                           ======        ======

     From the latter part of 1999 through January 2000, we undertook a private placement offering of units for $.0525 per unit, with each unit consisting of one share of our restricted common stock and one redeemable common stock purchase warrant to purchase one share of our common stock. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000, of which $126,000 was received in 2000. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in the private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The holders exercised all 22,000,000 warrants by June 30, 2000 for a total of $3.3 million, with related offering expenses of approximately $51,000.

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

     In March 2000, a director of the Company used previously owned stock to exercise vested options. These options had a total exercise price of $78,000. Based on the same average closing price as used in the warrant exercise transaction, a total of 35,000 shares of previously owned stock was given to the Company as payment of the exercise price for the 900,000 new shares of common stock underlying the options. The shares of common stock acquired by the Company in these exchange transactions were valued at a total of $562,000 which is equal to the average closing price for the five trading days prior to the transaction multiplied by the number of previously owned shares that were exchanged and which is also equal to the aggregate exercise price for the shares underlying the warrants and options that were exercised in these transactions. The Company received 254,000 shares from these transactions.

     On May 24, 2000, the Company purchased, through its Winncom Technologies, Corp. subsidiary, the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. The Company is in the process of obtaining an external valuation of the intangible assets acquired. The Company paid $12.0 million in aggregate consideration, consisting of $3.0 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6 million in shares of restricted common stock (6,946,000 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction.

     On September 29, 2000, the Company purchased, through its Starworks Wireless Inc. subsidiary the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company). Starworks specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase. The agreement with Kit provided for the Company to pay $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of restricted common stock (1,959,000 shares). A dispute has arisen concerning this transaction. See Item 3, "Legal Proceedings."

     In September 2000, we completed a second private placement offering. This transaction provided for the issuance of up to 16,000,000 units, with each unit consisting of one share of restricted common stock at a price of $0.50 per share plus one redeemable common stock purchase warrant to purchase one share of common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and expire the earlier of five years from the date of offering or one year from the date of registration of the underlying securities. The Company sold 15,000,000 units of this private placement, from which we received gross cash proceeds of $7.5 million during 2000. Related offering expenses were $18,000.

     We entered into an accounts receivable purchase agreement with a bank on February 1, 1999. Under this arrangement, the bank would purchase 85 percent of approved accounts receivable from us, thereby reducing the amount of accounts receivable by the amount of funds received by us from the sale of those receivables. The financing cost for this new arrangement was one percent of the receivable for the first 10 days and 1/15 of one percent each day thereafter until the account was paid in full. The maximum amount charged was nine percent of the receivable. This accounts receivable purchase agreement was canceled with the bank as of March 10, 2000.

     In February 1999 we entered into an agreement with one of our distributors whereby the distributor advanced us $200,000 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and we granted the distributor options to purchase 500,000 shares of stock at a price of $.03 per share. The options were valued in the transaction at $6,000. This amount was recorded as a discount to the note and was amortized using the straight-line method over the life of the note. The note was paid back through a reduced price on product as product was shipped and was paid in full on January 31, 2000. The funds advanced were used for working capital purposes.

     The $3.6 million increase in working capital from December 31, 1999 to December 31, 2000 is primarily due to the inclusion of the assets of our Winncom and Starworks acquisitions, partially offset by inclusion of the liabilities associated with those acquisitions.

     We had total assets of $25.7 million as of December 31, 2000 as compared with $1.5 million as of December 31, 1999, primarily due to the inclusion of the assets of our Winncom and Starworks acquisitions.

     Liabilities increased from $762,000 on December 31, 1999 to $8.2 million on December 31, 2000, primarily due to the inclusion of the liabilities of our Winncom and Starworks acquisitions.

     Stockholder's equity was $17.5 million as of December 31, 2000 as compared with $746,000 as of December 31, 1999, primarily due to the inclusion of our Winncom and Starworks acquisitions and the proceeds from the 2000 private placements, partially offset by the loss for the year of $1,841,000.

Results of Operations
- ---------------------

Fiscal Year Ended December 31, 2000 Compared To Fiscal Year Ended December 31, 1999
- --------------------------------------------------------------------------------

     For the year ended December 31, 2000, our total revenues were $18,480,000 as compared to $4,567,000 for the year ended December 31, 1999. The 305% increase in revenues is the result of the acquisition of Winncom Technologies, Inc. on May 24, 2000 and Starworks Technology, Inc. on September 29, 2000, and the corresponding inclusion of their 2000 revenue from the dates of acquisition, partially offset by a decline in antenna revenues related to the termination of the Thomson Consumer Electronics contract in April 2000. The Company had a net loss of $1,841,000 for the period ended December 31, 2000 as compared to a net loss of $572,000 for the period ended December 31, 1999. We had significantly increased our general overhead and Research and Development expenses in 2000. The Company has made several reductions in the corporate and Starworks overhead structure during the first quarter of 2001 to decrease expense levels. We expect these changes will have a positive effect on the Company's operating performance beginning in the second quarter of 2001.

     Gross profit margins decreased to 16% for the year ended December 31, 2000 from 24% for 1999, due to a change in the product mix resulting from the Winncom Technologies, Inc. and Starworks Technology, Inc. acquisitions.

     Selling, general and administrative expenses increased to $4.4 million, or 24% of sales in 2000 from $1.2 million, or 26% of sales, in 1999 primarily due to increased overhead associated with the inclusion of the operations of Winncom as of May 2000, costs associated with the establishment of ARC Wireless Solutions, Inc. as a provider of a broad range of wireless network components as well as end-to-end wireless network solutions, and the inclusion of the operations of Starworks as of September 2000.

     Amortization of purchased intangibles of $534,000 in 2000 is attributable to amortization of the intangible assets recognized as a result of the Winncom and Starworks acquisitions. Management estimates that the useful lives of the intangible assets acquired will range from 10 to 20 years, with an expected average life of 15 years.

     Net interest expense decreased $72,000 in 2000 to $48,000 as compared to $120,000 in 1999 due to the repayment of the notes payable to others in the first quarter of 2000, additional cash available as a result of the previously discussed private placement offerings in the first and third quarters of 2000, and a reduction in the use of factoring in 2000, partially offset by interest on debt associated with operating lines of credit assumed as a result of the Winncom and Starworks acquisitions.

     Other income increased to $119,000 in 2000 as a result of a legal settlement (see "Item 3: Legal Proceedings") as well as negotiated reductions in notes payable to others.

     During 1999, we recorded a non-cash, non-recurring valuation allowance of $335,000 against our net operating loss carry-forward that had been on the balance sheet at full value as of December 31, 1998. This valuation allowance was recorded in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109), Accounting for Income Taxes, based on the possibility that we may not be able to utilize the previously recorded deferred tax asset. Although we believe that the deferred tax asset will be utilized, this is not demonstrated by existing operations primarily because of our rapid expansion of our business and new products which has resulted in increased costs for our investment in new technology, advertising and development of new commercial products and wireless services.

     If we begin to utilize our net operating loss carry-forward by generating future earnings, of which there is no assurance, there will be no corresponding income tax expense for financial statement reporting purposes until approximately $3.5 million of taxable income has been generated. Therefore, if this occurs, our statement of operations will be impacted positively through the generation of future earnings of this amount, with no corresponding tax expense.

Item 7. Financial Statements
- ----------------------------

     The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
- --------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act
- --------------------------------------------------------------------------------


   Name                          Age           Position with the Company                               Director Since
   ----                          ---           -------------------------                               --------------

   Randall P. Marx               48            Chief Executive Officer, Secretary, Director                1990

   Donald A. Huebner             55            Chief Scientist, Director                                   1998

   Andrew C. Nester              54            Director                                                    2000

   Sigmund A. Balaban            59            Director                                                    1994

   Gregory E. Raskin             47            President, Winncom; Director                                2001

     Randall P. Marx became our Chief Executive Officer in February 2001 and has served as Director since May 1990. Mr. Marx served as Chief Executive Officer from November 1991 until July 2000, as Treasurer from December 1994 until June 30, 2000 and as Director of Acquisitions from July 2000 until February 2001. From 1983 until 1989, Mr. Marx served as President of THT Lloyd's Inc., Lloyd's Electronics Corp. and Lloyd's Electronics Hong Kong Ltd., international consumer electronics companies. Lloyd's Electronics had domestic revenues of $100 million and international revenues of $30 million with over 400 employees worldwide. As CEO and President of THT Lloyd's Inc., a $10 million electronics holding company, Mr. Marx supervised the purchase of the Lloyd's Electronics business from Bacardi Corp. in 1986. As CEO and President of Lloyd's Electronics, Mr. Marx was directly responsible for all domestic and international operations including marketing, financing, product design and manufacturing with domestic offices in New Jersey and Los Angeles and international offices in Hong Kong, Tokyo and Taiwan.

     Donald A. Huebner became our Chief Scientist in July 2000 and has served as Director beginning in 1998. Mr. Huebner served as Department Staff Engineer with Lockheed Martin Astronautics in Denver, Colorado from 1986 to July 2000. In this capacity, Dr. Huebner served as technical consultant for phased array and spacecraft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles ("UCLA"). Dr. Huebner also served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Masters of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Masters in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas And Propagation Society and Microwave Theory And Technique Society of the Institute of Electrical and Electronic Engineers.

     Andrew C. Nester became a Director in April 2000. Mr. Nester has served as President of Pharos Management, Inc. since 1988 and Chairman of the Board, Chief Executive Officer and President of LMA Systems, Inc., a provider of high speed wireless broadband data and voice over internet services, since December 1999. In 1996, Mr. Nester was President of Metro Net. In this position, Mr. Nester was responsible for the installation and operation of the first commercial fixed wireless Internet access service provider in Las Vegas, Nevada, one of the first of its kind in the U.S. Mr. Nester received a B.S. degree in Electronic Engineering from UCLA in 1962.

     Sigmund A. Balaban has served as Director since December 1994. Mr. Balaban has served as Senior Vice President / Corporate Secretary, of Fujitsu General America, Inc. of Fairfield, New Jersey, since 2000, as Vice President, Credit of Teknika Electronics since 1986 and as Senior Vice President and General Manager of Teknika Electronics since 1992. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc. is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer.

     Gregory Raskin, President of Winncom, founded that company in 1995 and joined us coincident with the acquisition of Winncom in May 2000. Mr. Raskin was elected as a Director of the Company in February 2001. Previous to Winncom, he was founder and President of a company that introduced (and certified) Wireless LANs to former Soviet Block Countries. He holds MS degrees in Electrical Engineering and Control System Engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2000, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 10. Executive Compensation
- -------------------------------

Summary Compensation Table
- --------------------------

     The following table sets forth in summary form the compensation of our current and past Chief Executive Officer and each other executive officer who received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 2000 (the "Named Executive Officers").



                                                                                        Long Term Compensation
                                                                           -------------------------------------------------
                                          Annual Compensation                      Awards                   Payouts
                               -------------------------------------------         ------                   -------

                                                                            Restricted
                                                             Other Annual      Stock                   LTIP      All Other
                               Fiscal    Salary     Bonus    Compensation     Awards      Options    Payouts    Compensation
Name and Principal Position     Year    ($) (1)    ($) (2)      ($) (3)         ($)         (#)      ($) (4)        ($) (5)
- ------------------------------ -------- --------- ---------- -------------- ------------ ----------- --------- ---------------

Glenn A. Befort                2000      123,000     76,000            -0-          -0-   8,400,000       -0-             -0-
Former Chief Executive
Officer; Treasurer; and
Director (6)

Randall P. Marx                2000      115,000        -0-            -0-          -0-         -0-       -0-             -0-
Chief Executive Officer;
Secretary; and Director        1999      115,000        -0-            -0-          -0-         -0-       -0-             -0-

                               1998       75,000        -0-            -0-          -0-         -0-       -0-             -0-

Gregory E. Raskin              2000      148,000    125,000            -0-          -0-     250,000       -0-             -0-
President, Winncom; and
Director


(1) The dollar value of base salary (cash and non-cash) earned during the year indicated.

(2) The dollar value of bonus (cash and non-cash) earned during the year indicated.

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

(6)  Mr. Befort served in these capacities from July 2000 until February 2001.

Option Grants in Last Fiscal Year
- ---------------------------------

     The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2000 under the Company's incentive plans. Except as set forth in the table below, during fiscal year 2000, the Company did not grant any stock options under the Company's Incentive Plans to any of the Named Executive Officers.




                                        Option Grants In Last Fiscal Year

- ----------------------- -------------- -------------- ----------- --------------- ----------------------------
                          Number of     % of Total                                Potential Realizable Value
                         Securities       Options                                   at Assumed Annual Rates
                         Underlying     Granted to    Exercise                    of Stock Price Appreciation
                           Options     Employees in   Price         Expiration         for Option  Term
         Name            Granted (#)    Fiscal Year   ($/Share)        Date               5%         10%
 ----------------------- -------------- -------------- ----------- --------------- ----------------------------
Glenn A. Befort             8,400,000          70.8%     $1.0024   7/3/03-7/3/05    $10,243,000   $12,365,000
- ----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Randall P. Marx                     0              0         N/A             N/A            N/A           N/A
- ----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Gregory E. Raskin             250,000           2.1%       $0.89         5/24/02       $245,000      $269,000
- ----------------------- -------------- -------------- ----------- --------------- -------------- -------------


Aggregated Option Exercises And Fiscal Year-End Option Value Table

     The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 2000 by the Named
Executive Officers and the value of unexercised stock options held by the Named
Executive Officers as of December 31, 2000.

                           Aggregated Option Exercises
                     For Fiscal Year Ended December 31, 2000
                         And Year-End Option Values (1)

- --------------------- -------------- ---------------------- --------------------------- ----------------------------

                                                               Number of Securities
                                                              Underlying Unexercised       Value of Unexercised
                                                             Options at Fiscal Year-              In-the-
                                                                   End (#) (4)               Money Options at
                                                                                          Fiscal Year-End ($) (5)
- --------------------- -------------- ---------------------- --------------------------- ----------------------------

                      Shares
                      Acquired on
        Name          Exercise (2)   Value Realized ($)(3)  Exercisable  Unexercisable  Exercisable  Unexercisable
        ----          ------------   ---------------------  -----------  -------------  -----------  -------------

- --------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Glenn A. Befort                   0                      0            0      8,400,000            0               0
- --------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Randall P. Marx                   0                      0            0              0            0               0
- --------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Gregory E. Raskin                 0                      0      250,000              0            0               0
- --------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

(1)  No stock appreciation rights are held by any of the Named Executive
     Officers.

(2) The number of shares received upon exercise of options during the year ended December 31, 2000.

(3) With respect to options exercised during the year ended December 31, 2000, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of December 31, 2000, separated between those options that were exercisable and those options that were not exercisable on that date.

(5) For all unexercised options held as of December 31, 2000, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 2000. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $0.25 per share on December 29, 2000.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans
- -----------------------------------------------------------------------

     Other than our stock option and 401(k) plan, we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

1997 Stock Option And Compensation Plan
- ---------------------------------------

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

     Through May 24, 2000, directors who were not also our employees ("Outside Directors") automatically received options to purchase 250,000 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors were not exercisable at the time of grant. Options to purchase 50,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant. All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 250,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 250,000 to 25,000 options, and (2) decrease the amount of exercisable options from 50,000 to 5,000 per meeting. The other terms of the Outside Director options did not change.

     We granted a total of 275,000 options to Outside Directors under the Plan during 2000, at exercise prices from $0.89 to $1.01 per share. During 1999, we granted 250,000 options to Outside Directors at an exercise price of $0.06 per share. As of March 2, 2001, there were 685,000 exercisable options outstanding related to the grants to Outside Directors.

     In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. The Board granted a total of 11,870,000 options to employees in 2000, of which 2,001,000 were granted under the Plan, at prices from $0.63 to $1.7187, and the Board granted 600,000 options to employees under the Plan in 1999, at $0.06 per share. Subsequent to December 31, 2000, the Company canceled a total of 9,900,000 options that were granted in 2000, including 676,000 granted under the Plan, and replaced them with 550,000 new options outside of the Plan at a price equal to the closing price per share on the dates of their respective departures, in conjunction with the Befort and Reed contract eliminations (see below "Employment Contracts And Termination of Employment And Change-in-Control Arrangements" and the "Subsequent Events" footnote to the financial statements). As of March 23, 2001, there were 1,735,000 exercisable options outstanding related to grants to employees, of which 909,000 were granted under the Plan.

     In connection with his separation from the Company, Glenn A. Befort was granted options to purchase 250,000 shares for $.325 per share until February 21, 2004. See below, "Employment Contracts And Termination Of Employment And Change-In-Control Arrangements".

     Compensation Of Outside Directors
     ---------------------------------

     Standard Arrangements. Outside Directors are paid $250 for each meeting of the Board of Directors that they attend. For meetings in excess of four meetings per year, Outside Directors receive $50 per meeting. Pursuant to the terms of the 1997 Stock Option and Compensation Plan, Outside Directors may elect to receive payment of the meeting fee in the form of our restricted common stock at a rate per share equal to the fair market value of the common stock on the date of the meeting by informing our Secretary, Chief Executive Officer or President of that election on or before the date of the meeting. Directors are also reimbursed for expenses incurred in attending meetings and for other expenses incurred on our behalf. In addition, each Outside Director receives options to purchase shares of common stock (for details see the "1997 Stock Option And Compensation Plan" section above).

     Outside Directors earned $3,000 in meeting attendance fees (which will paid through issuance of 3,000 shares in 2001) and vested 325,000 stock options during fiscal year ended December 31, 2000, and earned $2,000 in meeting attendance fees (paid with 27,000 shares in 2000) and vested 400,000 stock options during fiscal year ended December 31, 1999.

     Other Arrangements. During each of the years ended December 31, 2000 and 1999, no compensation was paid to our Outside Directors other than pursuant to the standard compensation arrangements described in the previous section.

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements
- --------------------------------------------------------------------------------

We entered into a written employment agreement with Glenn A. Befort, our former Chief Executive Officer and Treasurer on July 3, 2000. The agreement provided for a term of three years with an annual salary rate of $250,000 and a guaranteed bonus of $75,000 for the year 2000. Mr. Befort was eligible for a bonus in an amount equal to the greater of $150,000 or five percent of EBIDTA for each fiscal year ending in the year 2001 and beyond, if our EBIDTA for the applicable fiscal year is at least $1.00. Mr. Befort was granted options to purchase not more than 8,400,000 shares of our common stock at an exercise price equal to the weighted average trading price of the common stock on July 3, 2000 and with all his options expiring on July 3, 2005, and with all the options subject to the following terms:

     o 2,800,000 of the options were to become exercisable on July 3, 2001, if Mr. Befort remained employed by us on that date;
     o 2,800,000 of the options were to become exercisable on July 3, 2002, if Mr. Befort remained employed by us on that date;

     o 2,800,000 of the options were to become exercisable on July 3, 2003, if Mr. Befort remained employed by us on that date; and

     o The options were, to the maximum extent permissible by the Internal Revenue Code (the 'Code'), considered Incentive Stock Options as that term is interpreted in the Code.

     On February 9, 2001, we entered into a separation agreement and release with Mr. Befort under which it was mutually agreed to terminate Befort's employment effective February 21, 2001 (the "Termination Date"). Mr. Befort agreed to resign from his positions as an officer and director of the Company and, as applicable, from the Company's subsidiaries and affiliates in exchange for the following compensation, benefits and options, which replaced the compensation, benefits and options provided in Mr. Befort's employment agreement described above:

     o Payment, for 90 days after the Termination Date, of the same salary that we have been paying him under the Befort Agreement, with payments being made on our usual payroll dates. No additional compensation for vacation and sick days will accrue or be payable to Mr. Befort during the 90-day period; and
     o Issuance of options (the "Severance Options") to purchase 250,000 shares of our restricted common stock for a period of three years commencing on the Termination Date at an exercise price of $.0325 per share.

     We entered into a written employment agreement with Randall P. Marx on October 1, 1998 with an effective date of September 1, 1998. Mr. Marx is the beneficial owner of 5.8 percent of our stock or 8,378,000 shares. The agreement was for a period of two years with an annual salary of $115,000. Mr. Marx was also eligible for a bonus of five percent of the income from our operations per fiscal year for each fiscal year during the term. No bonus was earned in either year. As a part of this agreement, Mr. Marx agreed to not compete with us for a period of two years following his termination as our employee. Effective, January 8, 2001, Mr. Marx entered into a one-year employment agreement with total annual compensation of $175,000. Effective February 12, 2001, Mr. Marx replaced Glenn A. Befort as Chief Executive Officer of the Company.

     We entered into a written employment agreement with Gregory E. Raskin, President of our Winncom subsidiary, effective May 24, 2000. The employment agreement is for the period May 24, 2000 through May 31, 2002, at an annual base salary of $250,000. Mr. Raskin also is eligible to earn bonuses of up to $500,000 over the term of the agreement, based on Winncom's periodic attainment of certain revenues and earnings objectives. Mr. Raskin earned his maximum bonus of $125,000 in 2000. Mr. Raskin also received options to purchase 250,000 shares of our common stock at a price of $0.89 per share from December 19, 2000 through May 24, 2002.

     We entered into a written employment agreement with David McConnell, former President of our Kit subsidiary, effective October 1, 2000. The employment agreement was originally for the period October 1, 2000 through October 1, 2003, at an annual base salary of $150,000. Mr. McConnell also was eligible to earn bonuses of up to $100,000 over the term of the agreement, based on certain sales of the LTVA Antenna System Model 3000/6000. Mr. McConnell's agreement was terminated as of February 12, 2001 as described above in "Item 3. Legal Proceedings".

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

     The following table summarizes certain information as of March 2, 2001 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:



                                                              Number of Shares
      Name and Address of Beneficial Owner                 Beneficially Owned (1)             Percent of Class
      ------------------------------------                 ----------------------             ----------------

Randall P. Marx                                                 8,378,000 (2)                         5.8
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Sigmund A. Balaban                                              1,506,000 (3)                         1.0
10 Grecian Street
Parsippany, NJ  07054

Donald A. Huebner                                                 556,000 (4)                          *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Gregory E. Raskin                                               3,898,000 (5)                         2.7
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Andrew Nester                                                      96,000 (6)                          *
c/o Pharos Management
5300 W. Sahara Blvd., Suite 101
Las Vegas, NV  89102

Barry Nathanson                                                13,663,000 (7)(8)                      9.4
6 Shore Cliff Place
Great Neck, NY  11023

Hudson River Investments, Inc.                                 15,852,000 (7)(9)                     10.9
Post Office Box 3136
Road Town, Tortola, British Virgin Islands

Evansville Limited                                             10,800,000 (7)(10)                     7.4
c/o Quadrant Management Inc.
720 Fifth Avenue, 9th Floor
New York, NY  10019

All officers and directors as a group (six persons)            16,054,000 (2)(3)(4)(5)(6)            11.3

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

     (2) Includes 8,378,000 shares directly held by Mr. Marx. This does not include 950,000 shares owned plus warrants to purchase 150,000 shares at $1.50 per share (expiration 1 year following the registration of the underlying shares of common stock, which event has not yet occurred) owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 80,000 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

     (3) Includes 1,415,000 shares directly held by Mr. Balaban; Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 90,000 shares at $0.15 per share until September 8, 2004, all of which are currently exercisable; and 1,000 shares at various prices from $0.63 to $1.71875 per share to be issued in lieu of Directors Fees earned during 2000.

     (4) Includes 45,000 shares directly held by Dr. Huebner; Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 250,000 shares at $0.085 per share until May 15, 2003, 250,000 shares at $0.06 per share until May 10, 2004, and 10,000 shares at $1.01 per share until May 30, 2002, all of which are currently exercisable; and 1,000 shares at various prices from $0.89 to $1.71875 per share to be issued in lieu of Directors Fees earned during 2000. Does not include options granted to Dr. Huebner in connection with his employment agreement because they are not exercisable within 60 days.

     (5) Includes 3,898,000 shares directly held by Mr. Raskin, plus options to purchase 250,000 shares at $0.89 until May 24, 2002 granted to Mr. Raskin in connection with his employment agreement.

     (6) Includes 10,000 shares directly held by Mr. Nester, plus Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 85,000 shares at $.089 per share until May 24, 2005, all of which are currently exercisable and 1,000 shares at various prices from $0.785 to $1.015 per share to be issued in lieu of Directors Fees earned during 2000.

     (7) According to information contained in a Schedule 13G filed with the SEC by the named person.

     (8) Includes 10,163,000 shares directly held by Mr. Nathanson, plus warrants to purchase 3,500,000 shares at $1.50 per share (expiration 1 year following the registration of the underlying shares of common stock, which event has not yet occurred).

     (9) Includes 11,152,000 shares directly held by Hudson River Investments, Inc., plus warrants to purchase 4,700,000 shares at $1.50 per share (expiration 1 year following the registration of the underlying shares of common stock, which event has not yet occurred).

     (10) Includes 8,951,000 shares directly held by Evansville Limited, plus warrants to purchase 3,500,000 shares at $1.50 per share until one year following the registration of the resale of the underlying shares of common stock, which event has not yet occurred.

Item 12. Certain Relationships and Related Transactions
- -------------------------------------------------------

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a) Financial Statements

         Report of Independent Auditors.................................   F-1

         Balance Sheets at December 31, 2000 and 1999...................   F-2

         Statements of Operations for the Years Ended
                December 31, 2000 and 1999..............................   F-3

         Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2000 and 1999..........   F-4

         Statements of Cash Flows for the Years Ended
                December 31, 2000 and 1999..............................   F-5

         Notes to Financial Statements..................................   F-6

         (a)(2) Exhibits.
                --------

                                  EXHIBIT INDEX
Exhibit
Number                          Description
- ------                          -----------

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

3.1c Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D)

3.1d           Amended and Restated Articles of Incorporation dated October 11,
               2000.

3.2            Bylaws of the Company as amended and restated on March 25, 1998

10.1 Employment Agreement dated as of October 1, 1998 between the Company and Randall P. Marx is incorporated by reference from the Company's Annual Report on From 10-KSB for the year ended December 31, 1998 (File No. 000-18122)

10.2 Promissory Note dated February 15, 1999 from the Company to Jasco Products Co., Inc. (2)

10.3 Stock Option Agreement dated February 15, 1999 between the Company and Jasco Products Co., Inc. (2)

10.4 Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000 (3)


10.5 Employment Agreement dated as of May 24, 2000 between Winncom Technologies Corp. and Gregory E. Raskin


10.6 Agreement between and among Starworks Technology, Inc., Starworks Wireless Inc. and the Company dated September 29, 2000 (4)


21             Subsidiaries of the Registrant

- --------------------------------

(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)
(2) Incorporated by reference from the Company's Form SB-2 Registration Statement filed February 9, 2000 (File No. 333-96485)
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000
(4) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on October 13, 2000

      (b) Reports on Form 8-K

               During the quarter ended December 31, 2000, the Company filed one Current Report on Form 8-K on October 13, 2000 with respect to the closing of the acquisition of Starworks Technology, Inc. on September 29, 2000. The Company filed an amendment on December 12, 2000 to include financial statements in the Current Report on Form 8-K reporting the acquisition of Starworks Technology, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARC Wireless Solutions, Inc.


Date:  March 29, 2001                   By:  /s/ Randall P. Marx
                                             -----------------------------------
                                        Randall P. Marx, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                                Signatures
- ----                                                ----------



March 29, 2001                                       /s/ Sigmund A. Balaban
                                                    ----------------------------
                                                    Sigmund A. Balaban, Director



March 29, 2001                                       /s/ Gregory E. Raskin
                                                    ----------------------------
                                                    Gregory E. Raskin, Director



March 29, 2001                                       /s/ Andrew C. Nester
                                                    ---------------------------
                                                    Andrew C. Nester, Director



March 29, 2001                                       /s/ Donald A. Huebner
                                                    ----------------------------
                                                    Donald A. Huebner, Director

Report of Independent Auditors


The Board of Directors and Stockholders
ARC Wireless Solutions, Inc.

We have audited the accompanying consolidated balance sheets of ARC Wireless Solutions, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/  Ernst & Young LLP

Denver, Colorado
March 2, 2001


                                  ARC Wireless Solutions, Inc.
                                  Consolidated Balance Sheets
                       (Amounts in thousands except per share amounts)

                                                                                      December 31,
                                                                                2000                 1999
                                                                             ------------------------------
Assets
Current assets:
   Cash                                                                      $  1,078              $    178
   Restricted cash                                                                344                  --
   Accounts receivable, net of allowance
     for doubtful accounts
     of $541 and $15, respectively                                              4,235                   324
   Inventory, net                                                               4,733                   580
   Other current assets                                                           383                  --
                                                                             --------              --------
Total current assets                                                           10,773                 1,082

Property and equipment, net                                                       509                   369

Other assets:
   Intangible assets, net                                                      14,357                    41
   Other assets                                                                    50                    16
                                                                             --------              --------
Total assets                                                                 $ 25,689              $  1,508
                                                                             ========              ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                          $  5,904              $    357
   Bank line of credit - current                                                  313                  --
   Accrued expenses                                                               508                    71
   Current portion of notes payable-others                                       --                     114
   Current portion of notes payable-officers                                     --                      33
   Current portion of capital lease obligations                                     9                    55
                                                                             --------              --------
Total current liabilities                                                       6,734                   630

Capital lease obligations, less current portion                                     2                     6
Bank line of credit, less current portion                                       1,498                  --
Notes payable-others, less current portion                                       --                     126
                                                                             --------              --------
Total liabilities                                                               8,234                   762

Commitments
Stockholders' equity:
   Common stock, par value $.0005;
      250,000 shares authorized; 142,891 and
      95,090 shares issued and outstanding, respectively                           71                    47
   Preferred stock, par value $.0001;
      2,000 shares authorized; no shares issued and outstanding                  --                    --
   Additional paid-in capital                                                  18,918                 1,892
   Common stock reserved (1,959 shares)                                         1,500                  --
   Accumulated deficit                                                         (3,034)               (1,193)
                                                                             --------              --------
Total stockholders' equity                                                     17,455                   746
                                                                             --------              --------
Total liabilities and stockholders' equity                                   $ 25,689              $  1,508
                                                                             ========              ========
See accompanying notes.



                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)


                                                                    Years ended December 31,
                                                                  2000                   1999
                                                               ----------------------------------

Sales, net                                                     $  18,480                $   4,567
Cost of sales                                                     15,455                    3,483
                                                               ---------                ---------
      Gross profit                                                 3,025                    1,084

Operating expenses:
   Selling, general and administrative expenses                    4,396                    1,201
   Amortization of intangibles                                       534                     --
                                                               ---------                ---------
Total operating expenses                                           4,930                    1,201
                                                               ---------                ---------
      Loss from operations                                        (1,905)                    (117)

Other income (expense):
   Interest expense, net                                             (48)                    (120)
   Other income                                                      119                     --
                                                               ---------                ---------
        Total other income (expense)                                  71                     (120)
                                                               ---------                ---------

Loss before income taxes                                          (1,834)                    (237)
Provision for income taxes                                             7                      335
                                                               ---------                ---------
Net Loss                                                       $  (1,841)               $    (572)
                                                               =========                =========

Basic and diluted loss per share                               $   (0.01)               $   (0.01)
                                                               =========                =========

Weighted average shares outstanding                              125,229                   80,090
                                                               =========                =========

See accompanying notes.






                                          ARC Wireless Solutions, Inc.
                            Consolidated Statements of Changes in Stockholders' Equity
                                              (Amounts in thousands)


                                                          Common Stock        Common       Additional
                                                       -------------------     Stock        Paid in       Accumulated
                                                          Shares    Amount    Reserved      Capital         Deficit          Total
                                                       -----------------------------------------------------------------------------

Balance, December 31, 1998                                 75,372   $ 37   $                  $ 938         $ (621)        $    354
                                                                                   -
Issuance of common  stock and  warrants in private
   placement transactions, net of expenses of $78
                                                           19,691     10           -            946               -             956
Issuance of stock options for services                          -      -           -              6               -               6
Issuance of common stock for directors' fees                   27      -           -              2               -               2
Net loss                                                        -      -           -              -           (572)            (572)
                                                       -----------------------------------------------------------------------------
Balance, December 31, 1999                                 95,090     47           -          1,892         (1,193)             746

Issuance  of common  stock and  warrants in private
   placement transactions, net of expenses of $69
                                                           36,544     18           -         10,900               -          10,918
Issuance  of  common  stock  in   connection   with
   Winncom acquisition                                      6,946      3           -          5,997               -           6,000
Cashless exercise of warrants and stock options
                                                            3,411      2           -        (2)                   -               -
Exercise of stock options for cash                            900      1           -             38               -              39
Common stock reserved in connection  with Starworks
   acquisition (1,959 shares)                                   -      -       1,500              -               -           1,500
Issuance of stock options for services                          -      -           -             92               -              92
Issuance of common stock for directors' fees                    -      -           -              1               -               1
Net loss                                                        -      -           -              -         (1,841)          (1,841)
                                                       -----------------------------------------------------------------------------
Balance, December 31, 2000                                142,891   $ 71      $1,500        $18,918        $(3,034)         $17,455
                                                       =============================================================================

See accompanying notes.


                                       ARC Wireless Solutions, Inc.
                                   Consolidated Statements of Cash Flows
                                         (Dollars in Thousands)
                                                                                    Year Ended December 31,
                                                                                  2000                1999
                                                                               ------------------------------

Operating activities
Net loss                                                                       $ (1,841)            $   (572)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                                  678                  114
     Non-cash expense for issuance of stock and options                              93                    2
     Deferred tax expense                                                          --                    335
     Changes in operating assets and liabilities:
       Restricted cash                                                             (311)                --
       Accounts receivable                                                       (1,343)                  12
       Inventory                                                                 (2,311)                (279)
       Other current assets                                                        (368)                  22
       Accounts payable and accrued expenses                                      2,631                 --
       Other                                                                        (36)                  28
                                                                               --------             --------
 Net cash used in operating activities                                           (2,808)                (338)

Investing activities
Patent acquisition costs                                                            (35)                  (8)
Acquisition of businesses, net of cash acquired                                  (7,309)                --
Purchase of property and equipment                                                 (213)                 (71)
                                                                               --------             --------
Net cash used in investing activities                                            (7,557)                 (79)

Financing activities
Repayment of notes payable - others and capital lease obligations                  (276)                (463)
Proceeds from private placement, including warrant exercises, net                10,918                  884
Proceeds from exercise of options, net                                               39                 --
Repayment of notes payable - officers                                               (33)                 (45)
Net borrowings under line of credit agreements                                      617                 --
Proceeds from notes payable - others                                               --                    201
                                                                               --------             --------
Net cash provided by financing activities                                        11,265                  577
                                                                               --------             --------

Net increase in cash                                                                900                  160
Cash, beginning of period                                                           178                   18
                                                                               --------             --------
Cash, end of period                                                            $  1,078             $    178
                                                                               ========             ========

Supplemental cash flow information:
  Cash paid for interest                                                       $     95             $     96

Non-cash financing activities:
  Acquisition of stock in exercise of warrants and options for
     issuance of newly issued shares of common stock                           $    562             $   --
  Officer note exchanged for common stock                                          --                     71

See accompanying notes.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                  (Dollars in Thousands, Except Per Share Data)


1.  Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses, under the name of Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, the Company completed its initial public offering.

In 1989, the Company merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988. Pursuant to the merger, all the issued and outstanding stock of Antennas America, Inc. was converted into 41,952 shares, and the Company name was changed to Antennas America, Inc. At the annual shareholders meeting held on October 11, 2000, the shareholders voted to change the Company's name to ARC Wireless Solutions, Inc. from Antennas America, Inc. The Antennas America division designs, develops, markets and sells a diversified line of antennas and related wireless communication systems, including conformal and phased array antennas, distributed primarily through third party OEMs and distributors located in the United States.

On May 24, 2000, the Company purchased, through its subsidiary, Winncom Technologies, Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. The Company is in the process of obtaining an external valuation of the intangible assets acquired. The purchase price was $12,000 in aggregate consideration, consisting of $3,000 in cash, a $1,500 non-interest bearing promissory note payable 90 days from the closing date, a $1,500 non-interest bearing promissory note payable 180 days from the closing date and $6,000 in shares of the Company's restricted common stock (6,946 shares). The notes were paid in full by September 2000, with an $85 negotiated early payment reduction.

On September 29, 2000, the Company purchased, through its subsidiary, Starworks Wireless Inc. ("Starworks"), the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company). Starworks specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase and accordingly, the operations for Starworks have been included in the Company's consolidated statement of operations from September 29, 2000 (the date of acquisition) forward. The Company paid $2,306 in aggregate consideration, consisting of $806 in cash and $1,500 in shares of the Company's restricted common stock (1,959 shares).

Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Kit"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                           2000                1999
                                       ------------------------------------

         Raw materials                   $   763                $302
         Work in progress                    128                 165
         Finished goods                    3,974                 154
                                       ------------------------------------
                                           4,865                 621
         Inventory reserve                  (132)                (41)
                                       ------------------------------------
          Net inventory                   $ 4,733                $580
                                       ====================================

Property and Equipment

Property and equipment are stated at acquired cost. The Company uses the straight-line method over estimated useful lives of three to seven years to compute depreciation for financial reporting purposes and accelerated methods for income tax purposes. Property and equipment consist of the following at December 31:

                                                   2000                1999
                                              ----------------------------------

         Machinery and equipment                    $522                $492
         Computer equipment and software             261                 108
         Furniture and fixtures                      138                  65
         Leasehold improvements                       53                  30
                                              ----------------------------------
                                                     974                 695
         Accumulated depreciation                   (465)               (326)
                                              ----------------------------------
                                                    $509                $369
                                              ==================================

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $138 and $106 during the years ended December 31, 2000 and 1999, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $6 and $9 for the years ended December 31, 2000 and 1999, respectively.

Intangible Assets

Intangible assets consist principally of purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trademarks and trade names, assembled workforces and customer bases. Intangible assets are being amortized using the straight-line method over estimated useful lives of 15 years.

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


Long-lived Assets

The carrying value of long-lived assets is reviewed annually; if at any time the facts or circumstances at any of the Company's individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance or as a result of fundamental changes in a subsidiary's market, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $198 and $137, respectively, for the years ended December 31, 2000 and 1999.

Revenue

Revenue is recorded when goods are shipped. The Company has established reserves for anticipated sales returns based on historical return percentages as well as specific identification and reserve of potential problem accounts. The Company has several major commercial customers who incorporate its products into other manufactured goods, and returns from these customers have not been significant. Additionally, returns related to retail sales have been immaterial and within management's expectations.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash.

Restricted Cash

The Company has established a $300 standby letter of credit that guarantees payment for coaxial cable imported from China. The letter of credit is guaranteed by a certificate of deposit in the amount of $300 that matures on November 7, 2001 and has an annual percentage yield of 6.34%. The Company also has restricted cash under a revolving bank loan agreement (Note 2).

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

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of $3.0 million since inception in 1989. During 2001, the Company took significant actions to reduce expenses. There can be no assurance that the Company will achieve the desired result of positive cash flow from operations. However, management believes that the working capital and available borrowings on existing bank lines of credit, together with additional equity infusions that management believes would be available, will be sufficient to allow the Company to maintain its operations through December 31, 2001 and the foreseeable future.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $145 and $5 in 2000 and 1999, respectively.

2. Revolving Bank Loan Agreements and Notes Payable

In conjunction with the acquisition of Starworks Technology, Inc. on September 29, 2000, the Company assumed a $1,500 revolving bank loan agreement. The agreement is secured by accounts receivable and restricted cash maintained in a non-collection reserve account as discussed below. In connection with the agreement, the Company assigns Starworks' accounts receivable to the bank for collection by the bank. At December 31, 2000, $308 was outstanding under this arrangement.

The amounts advanced under the terms of the agreement are equivalent to the gross amount of the accounts receivable assigned, net of a one-time bank service charge of 2.65% and a reserve for non-collection of 10%. The service charge is adjusted on a quarterly basis and may be adjusted to 3.15% based on the average collection period of the accounts receivable. Total service charges under the agreement were approximately $22 from the date of acquisition on September 29, 2000 through December 31, 2000.

The amount of the required non-collection reserve is calculated based on the age of the specific invoices assigned. The non-collection reserve has been established in the form of an interest-bearing restricted cash account. Restricted cash in connection with this arrangement totaled $44 at December 31, 2000.

The Company may be required to repurchase any receivable remaining unpaid following 90 days after its due date. At December 31, 2000, the non-collection reserve was greater than the repurchase obligation. The agreement is cancelable upon 60 days written notice by either party and all amounts outstanding become due and payable to the bank. The Company ceased assigning Starworks accounts receivable to the bank in February 2001.

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500 revolving line of credit a bank bearing an interest rate of prime plus 0.5% (10.0% at December 31, 2000). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000 the line was increased to $3,000 of which, $1,498 was outstanding under the agreement at December 31, 2000. This agreement expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


2. Revolving Bank Loan Agreements and Notes Payable (continued)

Also in conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $6 payroll account overdraft protection facility with a bank, of which $5 was outstanding under the facility at December 31, 2000.

Revolving bank lines of credit and notes payable to others at December 31, 2000 and 1999 consist of:

                                                                      2000         1999
                                                                ------------------------------

    Bank line of credit - Starworks                                 $    308     $          -
    Bank line of credit - Winncom                                      1,503                -
    Amount due vendor, interest at 8% per annum, due
        January 31, 2001                                                   -              126
    Amount due vendor, interest at 10% per annum, due
        on demand                                                          -               95
    Amounts due distributor, interest at 12% per annum, due
        March 1, 2000                                                       -              19
                                                                ------------------------------
                                                                       1,811              240
    Less current portion                                                (313)            (114)
                                                                ------------------------------
                                                                      $1,498         $    126
                                                                ==============================

In February 1999, the Company entered into an agreement with one of its distributors, whereby the distributor advanced the Company $200 at an interest rate of 12% until March 1, 2000, and at 14% thereafter, and the Company granted the distributor options to purchase 500 shares of stock at a price of $.03 per share. The options were valued in the transaction at $6. This amount was recorded as a discount to the note and amortized using the straight-line method over the term of the note. The balance due under this agreement at December 31, 1999 was $19, which was paid in full during 2000. The vendor notes were also repaid during 2000.

3. Notes Payable--Officers

During October 1999, a note payable to an officer was exchanged for common stock and warrants in the private placement discussed in Note 4. After withholding appropriate payroll taxes, $71 was available for the exchange. From funds received in the same private placement, the officer note for the computer network loan was paid in full. The remaining balance as of December 31, 1999 was for unpaid salary owed to a former company officer, which was paid in full during 2000.

4. Stockholders' Equity

In January 2000, the Company completed a private placement offering of units for $.0525 per unit, with each unit consisting of one share of the Company's restricted common stock and one redeemable common stock purchase warrant to purchase one share of the Company's common stock. A minimum of 6,000 units and maximum of 22,000 units were authorized, and the maximum offering was sold for a total of $1,155. Each unit entitles the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in the private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The holders exercised all 22,000 warrants by June 30, 2000. The financial statements include approximately $3,500 and $1,000 of equity related to these private placement transactions (purchase of shares and exercise of warrants) in 2000 and 1999, respectively, and related offering expenses of approximately $51 and $78 in 2000 and 1999, respectively.

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


4. Stockholders' Equity (continued)

In March 2000, as approved by the Board of Directors, two officers who are also directors, and one other director, exchanged previously owned shares of the Company's common stock for their warrants acquired in the private placement. These transactions resulted in the Company receiving 219 shares of stock valued at $484 as payment for 2,765 shares underlying the outstanding warrants. The value of the 219 shares of common stock received by the Company in this transaction was based on the average closing price of the Company's common stock on the five trading days prior to the transaction, which was $2.2062. Also in March 2000, a director of the Company used previously owned stock to exercise vested options. These options had a total exercise price of $78. Based on the same average closing price as used in the warrant exercise transaction, a total of 35 shares of previously owned stock was given to the Company as payment of the exercise price for the 900 new shares of common stock underlying the options. The shares of common stock acquired by the Company in these exchange transactions were valued at a total of $562 which is equal to the average closing price for the five trading days prior to the transaction multiplied by the number of previously owned shares that were exchanged and which is also equal to the aggregate exercise price for the shares underlying the warrants and options that were exercised in these transactions. The Company received 254 shares from these transactions.

The Company completed another private placement offering in September 2000. This, the second private placement transaction in 2000, provided for the issuance of up to 16,000 units, with each unit consisting of one share of the Company's restricted common stock at a price of $0.50 per share plus one redeemable common stock purchase warrant to purchase one share of the Company's common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and expire the earlier of five years from the date of offering or one year from the date of registration of the underlying securities. The Company sold 15,000 units in this private placement, from which the Company received gross cash proceeds of $7,500 during 2000. Related offering expenses were $18.

In November 1997, the Board of Directors approved the Company's 1997 Stock Option and Compensation Plan (the Plan). Pursuant to the Plan, the Company may grant options to purchase an aggregate of 5,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be nonqualified options. The options granted are valued at the stock price on the date of grant and have varying exercise periods. Certain options were granted under agreements where certain corporate goals were to be met before the options could be exercised. Failure of the Company to meet these goals would result in the options expiring. During 2000 and 1999 the Company granted 2,061 and 1,500 options under the plan respectively.

Through May 24, 2000, directors who were not also employees ("Outside Directors") automatically received options to purchase 250 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors were not exercisable at the time of grant. Options to purchase 50 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the fair market value per share of our common stock on the date of grant. All options granted to Outside Directors expire five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 250 shares, which were exercisable no earlier than six months from the date of grant, were

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


4. Stockholders' Equity (continued)

automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 250 to 25 options, and (2) decrease the amount of exercisable options from 50 to 5 per meeting. The other terms of the Outside Director options did not change. The Company granted a total of 275 options to Outside Directors under the Plan during 2000, at exercise prices from $0.89 to $1.01 per share. During 1999, the Company granted 250 options to Outside Directors at an exercise price of $0.06 per share. Outside Directors earned $3 in meeting attendance fees (which will be paid through issuance of 3 shares in 2001) and vested 325 stock options during fiscal year ended December 31, 2000, and earned $2 in meeting attendance fees (paid with 27 shares in 2000) and vested 400 stock options during fiscal year ended December 31, 1999. During 2000, the Company granted options for 9,809 shares of the Company's common stock outside of the Plan. These options were granted to Company officers, with an exercise price equal to the average stock price on the date of grant with varying exercise periods.

The following table summarizes the option activity for 2000 and 1999:

                                                             Number of           Weighted Average
                                                              Shares             Exercise Price ($)
                                                       ------------------------------------------------
     1999 Activity:
       Outstanding at beginning of year                        2,200                   0.089
       Granted                                                 1,500                   0.075
       Exercised                                                   -                     -
       Forfeited or expired                                    (1,200)                 0.103
                                                       ------------------------------------------------
        Outstanding at end of year                              2,500                   0.074
                                                       ================================================
        Exercisable at end of year                              2,150                   0.070
                                                       ================================================

     2000 Activity:
       Outstanding at beginning of year                         2,500                  0.074
       Granted                                                 11,870                  0.909
       Exercised                                               (1,300)                 0.079
       Forfeited or expired                                      (500)                 0.052
                                                       ------------------------------------------------
       Outstanding at end of year                             12,570                   0.921
                                                       ================================================
       Exercisable at end of year                              1,870                   0.629
                                                       ================================================

At December 31, 2000, there are 685 options exercisable from $0.06 to $0.15, 955 at $0.63 to .90, and 230 from $1.01 to $1.72. These options expire between 2001 and 2005. The weighted average grant date fair values of the options granted during 2000 and 1999 were $0.868 and $.063, respectively. The weighted average remaining contractual life of options outstanding at the end of 2000 and 1999 were 3.75 years and 2.29 years, respectively.

Subsequent to December 31, 2000 the Company's Chief Executive Officer and Chief Financial Officer relinquished a combined 9,900 options granted during 2000, of which 676 were granted under the Plan and 9,224 were granted outside of the Plan. In exchange, the Company granted new fully vested options for 550 shares outside of the Plan to these employees, with an exercise price equal to the

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


4. Stockholders' Equity (continued)

average stock price on the date of their respective departures. The Black Scholes value of these non-qualified options is $122, which the Company will recognize as expense in the first quarter of 2001.

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

Pro forma recognition regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS
123. The fair value for options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions used for all options granted in 1999 and 2000: risk-free interest rate of 6.0%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of between 1.453 to 1.504 and an expected life of one to five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                  Years Ended December 31,
                                                  2000                 1999
                                            ------------------------------------
      Net loss:
        As reported                             $(1,841)              $(572)
        Pro forma                               $(2,692)              $(624)
      Loss per share:
        As reported                              $(0.01)             $(0.01)
        Pro forma                                $(0.02)             $(0.01)

Additionally, the Company recorded $92 of expense during 2000 related to non-employee options that were granted and vested during the year.

5. Acquisitions

In May 2000, the Company purchased, through its subsidiary, Winncom Technologies Corp., the outstanding shares of Winncom Technologies, Inc. The Company paid $12,000 in aggregate consideration, consisting of $3,000 in cash, a $1,500 non-interest bearing promissory note payable 90 days from the closing date, a $1,500 non-interest bearing promissory note payable 180 days from the closing date and $6,000 in shares of the Company's common stock (6,946 shares). The Company recorded $12,237 of goodwill in connection with the acquisition.

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


5. Acquisitions (continued)

In September 2000, the Company purchased, through its subsidiary, Starworks, the outstanding shares of Starworks Technology, Inc. The original aggregate consideration was $3,000, consisting of $1,500 in cash (of which the Company paid $1,000 at closing) and $1,500 in shares of the Company's common stock (1,959 shares). The purchase agreement provided for a reduction in the cash purchase price in the event that the audited net assets of Starworks at closing were less than $592. Pursuant to this provision, in December 2000 the sellers forfeited the $500 of the cash portion of the purchase price that was not paid at closing and returned an additional $194 of cash as a result of the certified audit of the closing balance sheet. The Company recorded $2,506 of goodwill in connection with the acquisition. The entire purchase transaction is currently in litigation (see note 10 - Subsequent Events).

These acquisitions have been accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of each acquisition. Summarized unaudited pro forma results of operations reflecting the acquisitions of Winncom Technologies, Inc. and Starworks Technology, Inc. assuming acquisition as of January 1, 1999 are as follows:

                                                Year ended December 31,
                                                 2000             1999
                                            ---------------------------------

    Net sales                                   $27,553          $17,482
                                            =================================
    Net loss                                     (2,079)            (848)
                                            =================================
     Loss per share                             $ (0.02)         $ (0.01)
                                            =================================

6. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally accelerated depreciation for income tax purposes. Such amounts have not been significant. Income tax expense for the years ended December 31, 2000 and 1999 is as follows:

                                             2000              1999
                                       -----------------------------------
      Current                            $           7     $           -
      Deferred                                       -               335
                                       -----------------------------------
      Total                              $           7       $       335
                                       ================= =================

The Company has not recorded a liability for federal income taxes payable currently, or for deferred taxes to future periods due to the existence of substantial net operating loss carry-forward amounts available to offset taxable income. The components of the deferred taxes asset as of December 31 are as follows:



                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


6. Income Taxes (continued)

                                                                    2000              1999
                                                             -----------------------------------
      Deferred tax assets:
          Net operating loss carry-forwards                      $       864        $      456
          Inventory reserve                                               49                15
          Accrued expenses                                                 -                 2
          Bad debt reserves                                              202                 6
                                                             -----------------------------------
                                                                       1,115               479
      Deferred tax liabilities:
          Property and equipment                                         (57)              (41)
                                                             -----------------------------------

      Deferred tax assets                                              1,058               438
      Valuation allowance                                             (1,058)             (438)
                                                             -----------------------------------
          Net deferred tax assets                                  $         -        $        -
                                                             ===================================

A reconciliation of federal income taxes computed by multiplying pretax net income by the statutory rate of 34% to the provision for income taxes is as follows at December 31:

                                                                       2000              1999
                                                             -----------------------------------
      Tax benefit computed at statutory rate                        $    (624)          $   (81)
      State income tax                                                    (49)               (7)
      Valuation allowance                                                 613               438
      Effect of permanent differences                                     113                 2
      Other                                                               (46)              (17)
                                                             -----------------------------------
                                                             ----------------- ------------------
      Provision for income taxes (benefit)                        $         7            $  335
                                                             ================= ==================

In accordance with Statement of Financial Accounting Standard No. 109 (SFAS
109), Accounting for Income Taxes, the Company recorded a valuation allowance in the third quarter of 1999 for its deferred tax asset that is primarily attributable to the net operating loss carry-forward. As of December 31, 2000 and 1999, an evaluation of the reserve determined that it was more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded.

The Company has a net operating loss carry-forward of approximately $3,539 that will expire in years beginning in 2004. The net operating loss carry-forwards may be subject to further limitation pursuant to IRS section 382 and may expire unused. The next operating loss carry-forwards by year are as follows:

                 2004                                        $      95
                 2005                                              331
                 2006                                              183
                 2018                                              370
                 2019                                              243
                 2020                                            2,317
                                                             ----------
                                                             $   3,539
                                                             ==========

7. Sales to Major Customers

The Company had no sales in excess of 10% of its net sales to any unrelated parties for the year ended December 31, 2000. For the year ended December 31, 1999, sales were made to three companies totaling $3,879 (85%). Additionally the Company had open uncollateralized accounts receivable from these customers aggregating $182 at December 31, 1999.

                          ARC Wireless Solutions, Inc.
                    Notes to Financial Statments (continued)


8. Operating Leases

The Company leases its facilities under operating leases through 2005. Minimum future rentals payable under the leases are as follows:

                    2001                                        $   435
                    2002                                            409
                    2003                                            206
                    2004                                             90
                    2005                                             96
                                                                -------
                                                                $ 1,236
                                                                =======

Rent expense was $292 and $188 for the years ended December 31, 2000 and 1999, respectively.

9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. The Plan allows for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. The Company made no contributions to the Plan for fiscal year 2000.

10. Subsequent Events

On February 22, 2001 the Company announced the departure of Glenn A. Befort, Chief Executive Officer, and Thomas R. Reed, Chief Financial Officer, as well as the appointment of Randall P. Marx as Chief Executive Officer and the election of Gregory Raskin, President of the Company's Winncom subsidiary, to replace Mr. Befort on the Company's Board of Directors.

Also on February 22, 2001 the Company announced the termination of David McConnell as President of Starworks, a wholly owned subsidiary of the Company. The Company currently is involved in litigation with Mr. and Mrs. McConnell ("McConnells"), who were the sellers of Starworks, and other parties that commenced in January 2001 in the Federal District Court in the Northern District of Georgia, relating to the acquisition of Starworks Technology, Inc. by the Company from the McConnells in September 2000. The Company is claiming either for the transaction to be reversed or for the McConnells to pay damages for alleged misrepresentations by the McConnells. The McConnells are claiming damages from the Company for alleged misrepresentations by the Company. For financial reporting purposes, the Company has recorded the 1,959 shares of the Company's common stock called for in the original purchase agreement as common stock reserved; however, the Company has withheld issuance of these shares pending resolution of the litigation.