Form 10QSB
period 2001-03-31
ARC WIRELESS SOLUTIONS INC
filed 2001-05-14
CIK 826326

================================================================================

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
                                ----------------

                                  FORM 10 - QSB
                               ------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

                          ARC Wireless Solutions, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
                 (State or other jurisdiction of incorporation)

         000-18122                                       87-0454148
 (Commission File Number)                   (IRS Employer Identification Number)

                           4860 Robb Street, Suite 101
                        Wheat Ridge, Colorado, 80033-2163
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
          (Small Business Issuer telephone number, including area code)

                                 Not Applicable
          (Former Name or Former Address, if Changed Since Last Report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----


As of May 1, 2001, the Registrant had outstanding 144,849,280 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes        No   X
   -----      -----


================================================================================

================================================================================

                          ARC Wireless Solutions, Inc.

                                   FORM 10-QSB

                                 March 31, 2001

                                Table of Contents

                                                                       Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001
                (unaudited) and December 31, 2000.........................3

         Consolidated Statements of Operations for the
                Three Months Ended March 31, 2001 and 2000 (unaudited)....4

         Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2001
                   and 2000 (unaudited)...................................5

         Notes to Consolidated Financial Statements.......................6


Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition

         Results of Operations............................................8

         Financial Condition..............................................8

         Forward Looking Statements.......................................9



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................9



                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          ARC Wireless Solutions, Inc.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                            March 31,   December 31,
                                                              2001         2000
                                                            -----------------------
Assets                                                     (unaudited)
Current assets:
   Cash                                                     $    427    $  1,078
   Restricted cash                                               300         344
   Accounts receivable, net                                    5,174       4,235
   Inventory, net                                              4,741       4,733
   Other current assets                                          390         383
                                                            --------------------
Total current assets                                          11,032      10,773

Property and equipment, net                                      548         509

Other assets:
   Intangible assets including goodwill, net                  14,035      14,357
   Deposits                                                       27          50
                                                            --------------------
Total assets                                                $ 25,642    $ 25,689
                                                            ====================

Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                                      $   --      $    313
   Accounts payable                                            6,348       5,904
   Current portion of capital lease obligations                    5           9
   Accrued expenses                                              490         508
                                                            --------------------
Total current liabilities                                      6,843       6,734

Capital lease obligations, less current portion                    4           2
Bank line of credit, less current portion                      2,004       1,498
                                                            --------------------
Total liabilities                                              8,851       8,234

Commitments
Stockholders' equity:
   Common stock                                                   71          71
   Preferred stock                                              --          --
   Additional paid-in capital                                 19,043      18,918
   Common stock reserved                                       1,500       1,500
   Accumulated deficit                                        (3,823)     (3,034)
                                                            --------------------
Total stockholders' equity                                    16,791      17,455
                                                            --------------------
Total liabilities and stockholders' equity                  $ 25,642    $ 25,689
                                                            ====================

See accompanying notes.




                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Operations
                (Amounts in thousands, except per share amounts)

                                                                 Three months ended March 31,
                                                                    2001                2000
                                                              -----------------------------------
                                                                 (unaudited)

Sales, net                                                      $      8,099          $    970
Cost of sales                                                          6,740               793
                                                              -----------------------------------
      Gross profit                                                     1,359               177

Operating expenses:
   Selling, general and administrative expenses                        1,858               345
   Amortization of purchased intangibles                                 250                 -
                                                              -----------------------------------
Total operating expenses                                               2,108               345
                                                              -----------------------------------

      Income (loss) from operations                                     (749)             (168)

Other income (expense):
   Interest expense, net                                                 (48)               (9)
   Other income                                                           12                73
                                                              -----------------------------------
      Total other income (expense)                                       (36)               64
                                                              -----------------------------------
      Loss before income taxes                                          (785)             (104)

Provision for income taxes                                                 4                 -
                                                              -----------------------------------
      Net loss                                                  $       (789)     $       (104)
                                                              ===================================

Net loss per share (basic and diluted)                          $      (0.01)     $      (0.00)
                                                              ===================================

Weighted average shares outstanding                                  144,849            97,871
                                                              ===================================

See accompanying notes.




                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                                                                     Three months ended March 31,
                                                                                        2001             2000
                                                                                  -----------------------------------
                                                                                             (unaudited)
Operating activities
Net loss                                                                              $      (789)     $      (104)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                                            293               28
     Non-cash expense for issuance of stock and options                                       125                1
     Changes in operating assets and liabilities:
          Restricted cash                                                                      44                -
          Accounts receivable                                                                (939)             (90)
          Inventory                                                                            (8)             259
          Other current assets                                                                 (7)             (21)
          Other assets and deposits                                                             23               -
          Accounts payable and accrued expenses                                                476            (178)
          Other                                                                                  -              (5)
                                                                                  -----------------------------------
Net cash used in operating activities                                                        (782)            (110)

Investing activities
Patent acquisition costs                                                                       (2)              (1)
Acquisition of businesses, net of cash acquired                                                23                -
Purchase of plant and equipment                                                               (81)             (12)
                                                                                  -----------------------------------
Net cash used in investing activities                                                         (60)             (13)

Financing activities
Repayment of notes and capital lease obligations                                               (2)            (129)
Proceeds from private placement, including warrant exercises, net                               -              545
Proceeds from exercise of options, net                                                          -               20
Repayment of notes payable - officers                                                           -              (17)
Net borrowings on bank line of credit                                                         193                -
                                                                                  -----------------------------------
Net cash provided by financing activities                                                     191              419
                                                                                  -----------------------------------

Net (decrease) increase in cash                                                              (651)             296
Cash, beginning of period                                                                   1,078              177
                                                                                  -----------------------------------
Cash, end of period                                                                  $        427      $       473
                                                                                  ===================================

Supplemental cash flow information:
  Cash paid for interest                                                             $         59      $         7
                                                                                  ===================================

Non-cash financing activities:
  Acquisition of stock in exercise of warrants and options for
     issuance of newly issued shares of common stock                                $           -      $       562
                                                                                  ===================================

See accompanying notes.


                                                            5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001


Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The Company operates in a single business segment offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

     Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future period.


Note 2.  Consolidation Policy

     The accompanying unaudited consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), formerly named Antennas America, Inc., and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Starworks"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.


Note 3.  Acquisitions

     On May 24, 2000, the Company purchased, through its Winncom Technologies Corp. subsidiary, the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation, of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. The Company paid $12.0 million in aggregate consideration, consisting of $3.0 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6 million in shares of restricted common stock (6,946,000 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction.

     The purchase price has been allocated to specifically identifiable assets acquired and the remainder has been allocated to intangible assets acquired, including goodwill. The Company is in the process of obtaining an external valuation of the approximately $12.2 million of intangible assets acquired. Management estimates that the useful lives of the intangible assets acquired will range from 10 to 20 years, with an expected average life of 15 years.

     On September 29, 2000, the Company purchased, through its Starworks Wireless Inc. subsidiary, the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company or Kit). Kit specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase. The Company paid $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of restricted common stock (1,959,000 shares). In addition, the Company accrued estimated costs of $127,000 related to the acquisition of Kit, all of which has been paid as of March 31, 2001.

     The purchase price has been allocated to specifically identifiable assets, and the remainder has been allocated to goodwill. The goodwill is being amortized over a period of 15 years.


Note 4.  Equity Transactions

     In January 2000, we completed a private placement offering of units for $.0525 per unit, with each unit consisting of one share of our restricted common stock and one redeemable common stock purchase warrant to purchase one share of our common stock. A minimum of 6,000,000 units and maximum of 22,000,000 units were authorized, and the maximum offering was sold for a total of $1,155,000. Each unit entitled the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in the private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The holders exercised all 22,000,000 warrants by June 30, 2000. We received approximately $3.5 million of equity related to these private placement transactions (purchase of shares and exercise of warrants) received in 2000, and related offering expenses of approximately $51,000.

     In March 2000, as approved by the Board of Directors, two officers who are also directors, and one other director, exchanged previously owned shares of the Company's common stock for their warrants acquired in the private placement. These transactions resulted in the Company receiving 219,000 shares of stock valued at $484,000 as payment for 2,765,000 shares underlying the outstanding warrants. The value of the 219,000 shares of common stock received by the Company in this transaction was based on the average closing price of the Company's common stock on the five trading days prior to the transaction, which was $2.2062. Also in March 2000, a director of the Company used previously owned stock to exercise vested options. These options had a total exercise price of $78,000. Based on the same average closing price as used in the warrant exercise transaction, a total of 35,000 shares of previously owned stock was given to the Company as payment of the exercise price for the 900,000 new shares of common stock underlying the options. The shares of common stock acquired by the Company in these exchange transactions were valued at a total of $562,000 which is equal to the average closing price for the five trading days prior to the transaction multiplied by the number of previously owned shares that were exchanged and which is also equal to the aggregate exercise price for the shares underlying the warrants and options that were exercised in these transactions. We received 254,000 shares from these transactions.

     We completed a second private placement offering in October 2000. This transaction provided for the issuance of up to 16,000,000 units, with each unit consisting of one share of restricted common stock at a price of $0.50 per share plus one redeemable common stock purchase warrant to purchase one share of common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and expire upon the earlier of one year from the date of registration of the underlying securities or five years from the date of offering. We sold 15,000,000 units in this private placement, from which we received gross cash proceeds of $7.5 million during 2000. Related offering expenses were $18,000 in 2000 and $5,000 in 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

     Sales were $8,099,000 and $970,000 for the three-month periods ended March 31, 2001 and 2000, respectively. The 735% increase was due to the addition of Winncom revenues, partially offset by a decrease in antenna revenues related to the completion in the first quarter of 2000 of the Thompson Consumer Electronics contract for local TV antenna systems under the RCA brand name that began during the second quarter of 1999.

     Gross profit margins were 17% and 18% for the three-month periods ended March 31, 2001 and 2000 respectively.

     Selling, general and administrative expenses increased by $1,513,000 for the three-month periods ended March 31, 2001 over the same 2000 period, primarily due to increased overhead associated with the inclusion of the operations of Winncom as of May 2000 and Kit in October 2000 as well as the costs described below.

     The Company's $789,000 net loss was incurred primarily due to $765,000 of expenses that were related either to the Winncom Technologies and Kit Company acquisitions and subsequent litigation (with the sellers of Kit Company) or to compensation of management employees whose employment is terminated. These expenses include $283,000 related to balance sheet adjustments, litigation and other costs of the Kit Company acquisition, $136,000 of net costs related to the termination of two executive employees (see following paragraph), $96,000 of compensation expense to employees who are no longer with the Company, and $250,000 of non-cash amortization expense for goodwill acquired in the Winncom and Kit Company acquisitions.

     During the quarter ended March 31, 2001, termination agreements were entered into with Glenn Befort, former CEO of the Company, and Thomas Reed, former CFO of the Company. Mr. Befort is to receive $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at any exercise price of $0.325 per share. Mr. Reed is to receive $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company recognized $232,000 of expense related to these termination agreements during the quarter, including $122,000 of non-cash compensation related to the issuance of the options. This expense was partially offset by the elimination of $96,000 of accrued bonuses as part of the severance agreements.

     Net interest expense increased by $39,000 for the three-month period ended March 31, 2001 over the same 2000 period, due to interest on the Winncom and Kit bank lines of credit in 2001.


Financial Condition

     The Company's total assets decreased by $47,000 to $25,642,000 at March 31, 2001 from $25,689,000 at December 31, 2000. The decrease in cash at March 31, 2001 was offset by an increase in accounts receivable caused by extended terms and aging of accounts.

     Liabilities increased to $8,851,000 at March 31, 2001 from $8,234,000 at December 31, 2000 due to an increase in inventory in transit at March 31, 2000 and to increased bank line of credit borrowings.

     In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1.5 million revolving bank line of credit bearing an interest rate of prime plus 0.5% (10.0% at December 31, 2000). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom Technologies, Inc. as well as a corporate guarantee by ARC Wireless Solutions, Inc. On November 27, 2000 the line was increased to $3.0 million of which, $2.0 million was outstanding under the agreement at March 31, 2001. This agreement expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

     In conjunction with the acquisition of Starworks Technology, Inc. on September 29, 2000, the Company assumed a $1.5 million revolving bank loan agreement. The agreement is secured by accounts receivable and restricted cash maintained in a non-collection reserve account. The amounts advanced under the terms of the agreement are equivalent to the gross amount of the accounts receivable assigned, net of a one-time bank service charge of 2.65% and a reserve for non-collection of 10%. The service charge is adjusted on a quarterly basis and may be adjusted to 3.15% based on the average collection period of the accounts receivable. In connection with the agreement, the Company assigns Starworks' accounts receivable to the bank for collection by the bank. The Company ceased assigning Starworks accounts receivable to the bank in February 2001.

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


                           PART II. OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits.
                           ---------

                           None.

(b)      Reports on Form 8-K.
         --------------------

                           None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ARC WIRELESS SOLUTIONS, INC.


Date:    May 14, 2001                By:   /s/ Randall P. Marx
                                         ---------------------------------------
                                               Randall P. Marx
                                               Chief Executive Officer