Form 10QSB
period 2001-06-30
ARC WIRELESS SOLUTIONS INC
filed 2001-08-09
CIK 826326

================================================================================

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                ---------------

                                  FORM 10 - QSB

                                ---------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                         For the quarterly period ended
                                 June 30, 2001.

                          ARC Wireless Solutions, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
                                      ----
                 (State or other jurisdiction of incorporation)

        000-18122                                            87-0454148
        ---------                                            ----------
 (Commission File Number)                   (IRS Employer Identification Number)

                           4860 Robb Street, Suite 101
                        Wheat Ridge, Colorado, 80033-2163
                        ---------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
                                 --------------
          (Small Business Issuer telephone number, including area code)

                                 Not Applicable
                                 --------------
          (Former Name or Former Address, if Changed Since Last Report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

As of August 1, 2001, the Registrant had outstanding 149,299,280 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes         No   X
    -----      -----

================================================================================

--------------------------------------------------------------------------------

                          ARC Wireless Solutions, Inc.

              Quarterly Report on FORM 10-QSB For The Period Ended

                                  June 30, 2001

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001
            (unaudited) and December 31, 2000...............................3

         Consolidated Statements of Operations for the Three
                and Six Months Ended
                June 30, 2001 and 2000 (unaudited)..........................4

         Consolidated Statements of Cash Flows for the Three
                and Six Months Ended
                June 30, 2001 and 2000 (unaudited)..........................5

         Notes to Consolidated Financial Statements.........................6


Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition

         Results of Operations..............................................8

         Financial Condition................................................9

         Forward Looking Statements.........................................9



                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds; Recent Sales
         of Unregistered Securities.........................................10

Item 6.  Exhibits and Reports on Form 8-K...................................10



                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                        ARC Wireless Solutions, Inc.
                                        Consolidated Balance Sheets
                                           (Amounts in thousands)

                                                                        June 30,            December 31,
                                                                          2001                  2000
                                                                       --------------------------------
Assets                                                                 (unaudited)
Current assets:
   Cash                                                                 $    815               $  1,078
   Restricted cash                                                           150                    344
   Accounts receivable, net                                                5,430                  4,235
   Inventory, net                                                          4,113                  4,733
   Other current assets                                                      710                    383
                                                                        -------------------------------
Total current assets                                                      11,218                 10,773

Property and equipment, net                                                  546                    509

Other assets:
   Intangible assets including goodwill, net                              13,785                 14,357
   Deposits                                                                   28                     50
                                                                        -------------------------------
Total assets                                                            $ 25,577               $ 25,689
                                                                        ===============================

Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                                                  $  2,295               $    313
   Accounts payable                                                        5,088                  5,904
   Current portion of capital lease obligations                               13                      9
   Accrued expenses                                                          581                    508
                                                                        -------------------------------
Total current liabilities                                                  7,977                  6,734

Capital lease obligations, less current portion                               26                      2
Bank line of credit, less current portion                                   --                    1,498
                                                                        -------------------------------
Total liabilities                                                          8,003                  8,234

Commitments
Stockholders' equity:
   Common stock                                                               75                     71
   Preferred stock                                                          --                     --
   Additional paid-in capital                                             19,906                 18,918
   Common stock reserved                                                   1,500                  1,500
   Accumulated deficit                                                    (3,907)                (3,034)
                                                                        -------------------------------
Total stockholders' equity                                                17,574                 17,455
                                                                        -------------------------------
Total liabilities and stockholders' equity                              $ 25,577               $ 25,689
                                                                        ===============================

See accompanying notes.




                                              ARC Wireless Solutions, Inc.
                                         Consolidated Statements of Operations
                                    (Amounts in thousands excepts per share amounts)

                                                              Three months ended                  Six months ended
                                                                   June 30                            June 30,
                                                            2001             2000            2001            2000
                                                        ------------------------------------------------------------
                                                                (unaudited)                     (unaudited)

Sales, net                                              $   7,968        $   2,901        $  16,067        $   3,870
Cost of sales                                               6,349            2,391           13,089            3,183
                                                        ------------------------------------------------------------
      Gross profit                                          1,619              510            2,978              687

Operating expenses:
   Selling, general and administrative expenses             1,414              582            3,272              927
   Amortization of purchased intangibles                      248               85              498               85
                                                        ------------------------------------------------------------
       Total operating expenses                             1,662              667            3,770            1,012
                                                        ------------------------------------------------------------
         Income (loss) from operations                        (43)            (157)            (792)            (325)

Other income (expense):
   Interest expense, net                                      (59)             (10)            (107)             (20)
   Other income                                                22               30               34              104
                                                        ------------------------------------------------------------
      Total other income (expense)                            (37)              20              (73)              84
                                                        ------------------------------------------------------------
Loss before income taxes                                      (80)            (137)            (865)            (241)
Provision for income taxes                                     (4)            --                 (8)            --
                                                        ------------------------------------------------------------
Net loss                                                $     (84)       $    (137)       $    (873)       $    (241)
                                                        ============================================================

Net loss per share (basic and diluted)
                                                        $    0.00        $    0.00        $    0.00        $    0.00
                                                        ============================================================

Weighted average shares outstanding                       144,898          119,581          145,200          108,739
                                                        ============================================================

See accompanying notes.



                                      ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Cash Flows
                                         (Amounts in Thousands)

                                                                                 Six months ended June 30,
                                                                                  2001                2000
                                                                               -----------------------------
                                                                                       (unaudited)
Operating activities
Net loss                                                                       $  (873)             $  (241)
Adjustments to reconcile net loss to net cash used in
   Operating activities:
     Depreciation and amortization                                                 590                  144
     Non-cash expense for issuance of stock and options                            125                    1
     Changes in operating assets and liabilities:
          Restricted cash                                                          194                 --
       Accounts receivable                                                      (1,195)                  49
       Inventory                                                                   620                   42
       Prepaid expenses                                                           (327)                 (12)
          Other assets and deposits                                                 22                  (13)
       Accounts payable and accrued expenses                                      (693)                (427)
       Other                                                                                            (28)
                                                                               ----------------------------
Net cash used in operating activities                                           (1,537)                (485)

Investing activities
Patent acquisition costs                                                            (5)                  (1)
Acquisition of businesses, net of cash acquired                                     27               (2,745)
Purchase of plant and equipment                                                    (91)                 (50)
                                                                               ----------------------------
Net cash used in investing activities                                              (69)              (2,796)

Financing activities
Repayment of notes and capital lease obligations                                    (8)                (250)
Proceeds from private placement, including warrant exercises, net                  862                3,436
Proceeds from exercise of options, net                                               5                   39
Repayment of notes payable - officers                                             --                    (33)
Net borrowings under bank line of credit                                           484                 --
                                                                               ----------------------------
Net cash provided by financing activities                                        1,343                3,192
                                                                               ----------------------------

Net increase/(decrease) in cash                                                   (263)                 (89)
Cash, beginning of period                                                        1,078                  178
                                                                               ----------------------------
Cash, end of period                                                            $   815              $    89
                                                                               ============================

Supplemental cash flow information:
  Cash paid for interest                                                       $   107              $    39
                                                                               ============================

Non-cash investing and financing activities:
Equipment acquired under capital lease                                         $    36              $  --
                                                                               ============================

Acquisition of stock in exercise of warrants and options for                   $  --                $   562
     issuance of newly issued shares of common stock
                                                                               ============================


See accompanying notes.


                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


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

     Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future period.

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

Note 3.  Acquisitions

     On May 24, 2000, the Company purchased, through its Winncom Technologies Corp. subsidiary, the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation, of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. The Company paid $12.0 million in aggregate consideration, consisting of $6 million in cash and 6,946,000 shares of restricted common stock valued at $6 million.

     The purchase price has been allocated to specifically identifiable assets acquired and the remainder has been allocated to intangible assets acquired, including goodwill of $11 million, proprietary know how of $888,000, distribution network of $150,000 and assembled workforce of $125,000. Amortization is computed using the straight-line method over a life of 15 years for goodwill, 10 years for proprietary know how, 7 years for distribution network and three years for assembled workforce.

     On September 29, 2000, the Company purchased, through its Starworks Wireless Inc. subsidiary, the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company or Kit). Kit specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase. The Company paid $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of restricted common stock (1,959,000 shares). In addition, the Company accrued estimated costs of $127,000 related to the acquisition of Kit.

     The purchase price has been allocated to specifically identifiable assets, and the remainder has been allocated to goodwill. The goodwill is being amortized over a period of 15 years.

Note 4.  Equity Transactions

     In January 2000, we completed a private placement offering of 22,000,000 units, with each unit consisting of one share of our restricted common stock and one redeemable common stock purchase warrant to purchase one share of our common stock, receiving proceeds of $1,155,000 in 1999 and 2000. Each unit entitled the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in the private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The holders exercised all 22,000,000 warrants by June 30, 2000 and the Company received proceeds of approximately $3.4 million The Company received approximately $3.5 million of equity related to these private placement transactions (purchase of shares and exercise of warrants) received in 2000, and incurred related offering expenses of approximately $51,000.

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

     The Company also completed a second private placement offering in October 2000. This transaction provided for the issuance of up to 16,000,000 units, with each unit consisting of one share of restricted common stock at a price of $0.50 per share plus one redeemable common stock purchase warrant to purchase one share of common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and expire upon the earlier of one year from the date of registration of the underlying securities or five years from the date of offering. The Company sold 15,000,000 units in this private placement, from which the Company received gross cash proceeds of $7.5 million, all of which occurred during 2000. Related offering expenses were $18,000 in 2000 and $5,000 in 2001.

     The Company sold 4,350,000 shares of common stock at $.20 per share in a private placement offering in June 2001 from which it received gross cash proceeds of $865,000. This transaction provided for the issuance of up to 5,000,000 shares of restricted common stock at a price of $0.20 per share. Related offering expenses to date are $10,000.

Note 5. Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance in July 2001of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will provide guidance on the accounting for a business combination at the date a combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. We expect to adopt this statement at the beginning of fiscal 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     The results of operations of the Company include the results of Winncom and Kit for all of 2001 being reported on, whereas the results of operations of the Company for 2000 include the results of Winncom for the period May 24, 2000 (date of acquisition) to June 30, 2000 only.

     Sales were $7,968,000 and $2,901,000 for the three-month periods ended June 30, 2001 and 2000, respectively. The 175% increase over 2000 was due to the addition of Winncom revenues beginning May 24, 2000 and to the addition of Kit revenues beginning September 30, 2000. Sales were $16,067,000 and $3,870,000 for the six-month periods ended June 30, 2001 and 2000, respectively. This increase was primarily due to the aforementioned addition of Winncom and Kit revenues.

     Gross profit margins were 18% for the six-month periods ended June 2001 and 2000, respectively and were 20% and 18% for the six-month periods ended June 30, 2001 and 2000, respectively. The increase in gross margin in the second quarter of 2001 vs. the first quarter of 2001 is primarily the result of no additional inventory adjustment at the Kit Company.

     Selling, general and administrative expenses increased by $832,000 and $2,345,000, respectively, for the three-month and six month periods ended June 30, 2001 as compared with the same periods of 2000, primarily due to increased overhead associated with the inclusion of the operations of Winncom and Kit as described above. The increase for the six-month period also resulted from the acquisition costs and the employee termination costs described below.

     Net interest expense increased by $87,000 and $49,000, respectively, for the three and six month periods ended June 30, 2001 over the same periods of 2000, due to interest on the Winncom and Kit bank lines of credit in 2001.

     The Company's net loss for the three months ended June 30, 2001 was $84,000 compared to a net loss of $137,000 for the three months ended June 30, 2000 and was substantially less than the loss of $789,000 for the three months ended March 31, 2001. The decrease in the net loss for the second quarter of 2001 compared to the second quarter of 2000 is primarily due to a reduction in operating expenses relative to sales from 23% in 2000 to 21% in 2001. The primary reason for the substantial decrease in the net loss from the first quarter of 2001 to the second quarter of 2001 is an increase in the gross margin from 18% to 20% and management employee termination costs (see following paragraph) incurred in the first quarter of 2001 which were not incurred in the second quarter 2001.

     The Company's $873,000 net loss for the six months ended June 30, 2001 was incurred in the quarter ended March 31, 2001 primarily due to $515,000 of expenses that were related either to the Winncom Technologies and Kit Company acquisitions and subsequent litigation (with the sellers of Kit Company) or to compensation of management employees whose employment is terminated. These expenses include $283,000 related to impairment of assets adjustments, litigation and other costs of the Kit Company acquisition, $136,000 of net costs related to the termination of two executive employees (see following paragraph) and $96,000 of compensation expense to employees who are no longer with the Company. The loss also was caused by inclusion of $498,000 of non-cash amortization expense for goodwill recorded in connection with the acquisitions of Winncom and Kit Company.

     During the quarter ended March 31, 2001, termination agreements were entered into with Glenn Befort, former CEO of the Company, and Thomas Reed, former CFO of the Company. Mr. Befort received $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.325 per share. Mr. Reed received $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company recognized $232,000 of expense related to these termination agreements during the quarter ended March 2001, including $122,000 of non-cash compensation related to the issuance of the options. This expense was partially offset by the elimination of $96,000 of accrued bonuses as part of the severance agreements.

Financial Condition

     The Company's working capital at June 30, 2001 was $3.2 million compared to $4 million at December 31, 2000. This decline in working capital is attributable to the $789,000 loss generated in the first quarter of 2001. The decrease in cash at June 30, 2001 of approximately $250,000 compared to December 31, 2000 was due to an increase in accounts receivable resulting from an increase in sales. Liabilities decreased by approximately $200,000 from about $8.2 million at December 31, 2000 to about $8 million at June 30, 2001. The increase in bank line of credit borrowings in 2001 was partially used for reductions in accounts payable.

         In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1.5 million revolving bank line of credit bearing an interest rate of prime plus 0.5% (6.75% at June 30, 2001). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom Technologies, Inc. as well as a corporate guarantee by ARC Wireless Solutions, Inc. On November 27, 2000 the line was increased to $3.0 million of which, $2.3 million was outstanding at June 30, 2001. This line of credit expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

     In conjunction with the acquisition of Starworks Technology, Inc. on September 29, 2000, the Company assumed a $1.5 million revolving bank loan, which was secured by accounts receivable and restricted cash maintained in a non-collection reserve account. The Company ceased assigning Starworks' accounts receivable to the bank in February 2001. There is no balance outstanding under the revolving bank loan at June 30, 2001.

     Current operations are funded through cash flow from operations and proceeds from the private placement transactions. Additional funding for working capital and acquisitions may be needed to complete the Company's business expansion plan.

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



                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

     In June 2001, the Company sold 4,350,000 shares of common stock at $.20 per share to a limited number of accredited investors in a private placement transaction. These sales resulted in gross proceeds to the Company of $865,000. This offering continued after June 30, 2001 and provided for the issuance of up to 5,000,000 shares of restricted common stock. The issuance of these shares of common stock were made pursuant to exemptions from registration in accordance with rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act.

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

                                     ARC WIRELESS SOLUTIONS, INC.


Date:    August 08, 2001             By:   /s/ Randall P. Marx
                                         ---------------------------------------
                                               Randall P. Marx
                                               Chief Executive Officer