Form 10QSB
period 2001-09-30
ARC WIRELESS SOLUTIONS INC
filed 2001-11-14
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10 - QSB

                             ----------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001.

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

                                 Not Applicable
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

As of November 1, 2001, the Registrant had outstanding 154,303,283 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes     No  X
   -----  -----

================================================================================

================================================================================
                          ARC Wireless Solutions, Inc.

              Quarterly Report on FORM 10-QSB For The Period Ended

                               September 30, 2001

                                Table of Contents

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001
                (unaudited) and December 31, 2000..............................3

         Consolidated Statements of Operations for the Three
                and Nine Months Ended September 30, 2001 and
                2000 (unaudited)...............................................4

         Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2001 and 2000
               (unaudited).....................................................5

         Notes to Consolidated Financial Statements............................6


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Results of Operations.................................................9

         Financial Condition..................................................11

         Forward Looking Statements...........................................11



                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds; Recent
         Sales of Unregistered Securities.....................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12



                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                              ARC Wireless Solutions, Inc.
                               Consolidated Balance Sheets
                                 (Amounts in thousands)

                                                          September 30,     December 31,
                                                              2001              2000
                                                            --------         --------
Assets                                                                      (unaudited)
Current assets:
   Cash                                                     $    397         $  1,078
   Restricted cash                                              --                344
   Accounts receivable - customers, net                        5,338            4,235
   Accounts receivable - vendors, net                            817              214
   Inventory, net                                              4,735            4,733
   Other current assets                                          454              169
                                                            --------         --------
Total current assets                                          11,741           10,773

Property and equipment, net                                      828              509

Other assets:
   Intangible assets including goodwill, net                  13,521           14,357
   Deposits                                                       67               50
                                                            --------         --------
Total assets                                                $ 26,157         $ 25,689
                                                            ========         ========

Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                                      $   --           $    313
   Accounts payable                                            4,775            5,904
   Current portion of capital lease obligations                   11                9
   Accrued expenses                                              602              508
                                                            --------         --------
Total current liabilities                                      5,388            6,734

Capital lease obligations, less current portion                   24                2
Bank line of credit, less current portion                      3,517            1,498
                                                            --------         --------
Total liabilities                                              8,929            8,234

Commitments
Stockholders' equity:
   Common stock                                                   75               71
   Preferred stock                                              --               --
   Additional paid-in capital                                 21,524           18,918
   Common stock reserved                                        --              1,500
   Accumulated deficit                                        (4,371)          (3,034)
                                                            --------         --------
Total stockholders' equity                                    17,228           17,455
                                                            --------         --------
Total liabilities and stockholders' equity                  $ 26,157         $ 25,689
                                                            ========         ========

See accompanying notes.

                                           3



                                      ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Operations
                            (Amounts in thousands except per share amounts)


                                                       Three months ended         Nine months ended
                                                           September 30,             September 30,
                                                         2001         2000         2001         2000
                                                      ---------    ---------    ---------    ---------
                                                           (unaudited)                (unaudited)
Sales, net                                            $   7,294    $   7,089    $  23,361    $  10,959
Cost of sales                                             5,978        5,864       19,067        9,047
                                                      ---------    ---------    ---------    ---------
      Gross profit                                        1,316        1,225        4,294        1,912

Operating expenses:
   Selling, general and administrative expenses           1,496        1,527        4,768        2,453
   Amortization of purchased intangibles                    262          203          760          289
                                                      ---------    ---------    ---------    ---------
Total operating expenses                                  1,758        1,730        5,528        2,742
                                                      ---------    ---------    ---------    ---------
      Income (loss) from operations                        (442)        (505)      (1,234)        (830)

Other income (expense):
   Interest expense, net                                    (61)         (23)        (168)         (43)
   Other income                                              40           19           74          123
                                                      ---------    ---------    ---------    ---------
      Total other income (expense)                          (21)          (4)         (94)          80
                                                      ---------    ---------    ---------    ---------
Loss before income taxes                                   (463)        (509)      (1,328)        (750)
Provision for income taxes                                    1           13            9           13
                                                      ---------    ---------    ---------    ---------
Net loss                                              $    (464)   $    (522)   $  (1,337)   $    (763)
                                                      =========    =========    =========    =========

Net loss per share (basic and diluted)                $    0.00    $    0.00    $    0.01    $    0.01
                                                      =========    =========    =========    =========

Weighted average shares outstanding                     149,965      138,236      146,806      118,643
                                                      =========    =========    =========    =========


See accompanying notes.

                                                   4



                                    ARC Wireless Solutions, Inc.
                                Consolidated Statements of Cash Flows
                                       (Amounts in Thousands)



                                                                    Nine months ended September 30,
                                                                           2001        2000
                                                                         --------    --------
                                                                             (unaudited)
Operating activities
Net loss                                                                 $ (1,337)   $   (763)
Adjustments to reconcile net loss to net cash used in
   Operating activities:
     Depreciation and amortization                                            901         389
     Non-cash expense for issuance of stock and options                       125          72
     Changes in operating assets and liabilities:
       Restricted cash                                                        344        --
       Receivables                                                         (1,706)       (687)
       Inventory                                                               (2)     (2,798)
       Prepaids and other current assets                                     (285)        (55)
       Deposits                                                               (17)        (23)
       Accounts payable and accrued expenses                               (1,035)      2,267
       Other                                                                              (28)
                                                                         --------    --------
Net cash used in operating activities                                      (3,012)     (1,626)

Investing activities
Patent acquisition costs                                                       (7)        (27)
Acquisition of businesses, net of cash acquired                                74      (7,308)
Purchase of plant and equipment                                              (414)       (161)
                                                                         --------    --------
Net cash used in investing activities                                        (347)     (7,496)

Financing activities
Repayment of notes and capital lease obligations                              (12)       (266)
Proceeds from private placement, including warrant exercises, net             978      10,822
Proceeds from exercise of options, net                                          6          39
Repayment of notes payable - officers                                        --           (33)
Net borrowings under bank line of credit                                    1,706         500
                                                                         --------    --------
Net cash provided by financing activities                                   2,678      11,062
                                                                         --------    --------

Net increase (decrease) in cash                                              (681)      1,940
Cash, beginning of period                                                   1,078         178
                                                                         --------    --------
Cash, end of period                                                      $    397    $  2,118
                                                                         ========    ========

Supplemental cash flow information:
  Cash paid for interest                                                 $    158    $     40
                                                                         ========    ========

Non-cash investing and financing activities:
Equipment acquired under capital lease                                   $     36    $   --
                                                                         ========    ========

Acquisition of stock in exercise of warrants and options for             $   --      $    562
     issuance of newly issued shares of common stock
                                                                         ========    ========


See accompanying notes.

                                                 5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

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

     Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future period.

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

Note 3. Restricted Cash

     The Company had established a $300,000 standby letter of credit that guarantees payment for coaxial cable imported from China. The letter of credit was guaranteed by a certificate of deposit in the amount of $300,000 that matured on November 7, 2001 and has an annual percentage yield of 6.34%. In July 2001 the standby letter of credit was terminated and the certificates of deposits were no longer restricted.

Note 4.  Revolving Bank Loan

     In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1.5 million revolving line of credit with a bank bearing an interest rate of prime plus 0.5% (6% on September 30, 2001). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000 the line was increased to $3 million of which $1.5 million was outstanding under the agreement at December 31, 2000. In September 2001 the line was increased to $4.5 million of which $3.5 million was outstanding under the agreement at September 30, 2001. The Company took an advance of $925,000 in connection with the BATC acquisition (see Note 5 below). This agreement expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

Note 5.  Acquisitions

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

     The purchase price has been allocated to specifically identifiable assets acquired and the remainder has been allocated to intangible assets acquired, including goodwill of $11.9 million, distribution network of $150,000 and assembled workforce of $125,000. Amortization is computed using the straight-line method over a life of 15 years for goodwill, 8 years for distribution network and 5 years for assembled workforce.

     On September 29, 2000, the Company purchased, through its Starworks Wireless Inc. subsidiary, the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company or Kit). Kit specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase. The Company paid $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of restricted common stock (1,959,000 shares). In addition, the Company accrued estimated costs of $127,000 related to the acquisition of Kit. The Company initially had recorded the 1,959,000 shares of the Company's common stock called for in the original purchase agreement as common stock reserved pending resolution of certain litigation issues. In October 2001 the Company delivered the certificate representing these shares to the Sellers; however the Company continues to dispute the sellers right to these shares.

     The purchase price has been allocated to specifically identifiable assets, and the remainder has been allocated to goodwill. The goodwill is being amortized over a period of 15 years.

     On August 21, 2001 the Company acquired certain commercial assets of the wireless communications products line of Ball Aerospace & Technologies Corp.
(BATC), a wholly owned subsidiary of Ball Corporation, for $925,389. The assets acquired consist mainly of raw materials and finished goods inventory, testing and production equipment and the purchase price has been allocated to these specifically identifiable assets. In November 2001 the purchase price was adjusted in accordance with the Purchase Agreement for variances in actual assets delivered to the Company by BATC. BATC has agreed to refund to the Company $99,271 pursuant to the Agreement.

Note 6.  Equity Transactions

     In January 2000, we completed a private placement offering of 22,000,000 units, with each unit consisting of one share of our restricted common stock and one redeemable common stock purchase warrant to purchase one share of our common stock, receiving proceeds of $1,033,783 in 1999 and $121,218 in 2000. Each unit entitled the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in the private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The holders of 19,235,000 warrants exercised their warrants in 2000 and the Company received gross proceeds of approximately $3.4 million. Total proceeds received in 2000 from the sale of units and exercise of warrants was approximately $3.4 million, net of related offering expenses of approximately $51,000.

     In March 2000, as approved by the Board of Directors, an officer/director, a former officer/director and one other director, exercised 2,765,000 warrants, acquired in a private placement, with an exercise price of $483,875 by exchanging 219,327 previously owned shares of the Company's common stock valued at $483,875. The value of the 219,327 shares of common stock received by the Company in this transaction was based on the average closing price of the Company's common stock on the five trading days prior to the transaction, which was $2.2062. Also in March 2000, a director of the Company used previously owned common stock, valued at $78,125, to exercise 900,000 common stock options with an aggregate exercise price of $78,125. Based on the same average closing price as used in the warrant exercise transaction previously noted, a total of 35,412 shares of previously owned common stock were exchanged as payment of the exercise price for the 900,000 common stock options. The Company received a total of 254,739 shares of common stock from these two cashless exercises. The common stock received was recorded as treasury stock then retired.

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

     In July 2001, the Company offered each Unit Investor the opportunity to either (1) exchange each three Warrants for one share of Common Stock ("Alternative A"), or (2) reduce the exercise price of each Warrant from $1.50 per share to $1.00 per share upon the Unit Investor's agreement to reduce the price associated with the Company's 30-day notice of redemption from $1.75 to $1.50 ("Alternative B"); provided, however, that if the Unit Investor determined to participate in either Alternative A or B, the Unit Investor was required to waive the Company's obligation to register the Unit Investor's sale or other transfer of the Registrable Securities (the "Registration Obligation").

     Each Unit Investor electing Alternative A also was required to enter into a Restricted Sales Agreement (the "Restricted Sales Agreement") that includes the following restrictions with respect to the sale of all shares of Common Stock owned by the Unit Investor, except for any shares purchased subsequent to March 31, 2001:

     o On any trading day during the one-year period beginning on the day Alternative A goes into effect (which was August 9, 2001), the Unit Investor may sell or otherwise dispose of up to the Pro Rata Share, as defined below, for that Unit Investor, of (i) 15 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was 400,000 shares or less, or (ii) 20 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was greater than 400,000 shares; and

     o On any trading day during the one-year period between the first and second anniversaries of the effective date of Alternative A, the Unit Investor may sell or otherwise dispose of up to the Pro Rata Share for that Unit Investor of (i) 20 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was 400,000 shares or less, or (ii) 25 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was greater than 400,000 shares.

     The number of shares of Common Stock that the Unit Investor may sell shall not be increased as a result of any failure by the Unit Investor to sell the maximum number of Unit Investor Shares permissible at a prior time.

     For purposes of Alternative A, the "Pro Rata Share" of any Unit Investor means the percentage obtained by dividing (1) the number of Units purchased by the subject Unit Investor in the Year 2000 Placement, by (2) the aggregate total number of Units purchased by all investors in the Year 2000 Placement who agree to the sales restrictions described above (the "Contracting Unit Investors"). Notwithstanding the foregoing, if the aggregate number of Units purchased in the Year 2000 Placement by the Contracting Unit Investors is less than 90 percent of the total number of Units purchased in the Year 2000 Placement by all investors in the Year 2000 Placement, then "Pro Rata Share" shall instead mean the percentage obtained by dividing (X) the number of Units purchased by the subject Unit Investor in the Year 2000 Placement, by (Z) 90 percent of the aggregate number of Units purchased by all investors in the Year 2000 Placement.

     As of September 30, 2001 holders representing an aggregate of 13,062,000 Units had agreed to participate in Alternative A and were issued 4,354,003 shares of common stock and holders representing an aggregate of 1,148,000 Units had agreed to participate in Alternative B.

     The Company sold 5,000,000 shares of restricted common stock at $.20 per share in a private placement offering through September 2001 from which it received gross cash proceeds of $1,000,000. Related offering expenses were $22,000.

Note 7.  Recent Accounting Pronouncements

     On September 29, 2001, the Financial Accounting Standards Board approved the issuance in July 2001of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment annually. This statement will be effective for the Company on January 1, 2002. The Company estimates that the discontinuance of the amortization of goodwill at the beginning of 2002 will reduce non-cash operating expenses by approximately $965,000 annually.

     In July 2001, the FASB also issued FAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company in fiscal year 2003. The Company is currently evaluating the impact of the adoption on its financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     The results of operations of the Company include the results of Winncom and Kit for all of 2001 being reported on, whereas the results of operations of the Company for 2000 include the results of Winncom for the period May 24, 2000 (date of acquisition) to September 30, 2000 only.

     Sales were $7,294,000 and $7,089,000 for the three-month periods ended September 30, 2001 and 2000, respectively. The increase in revenues comparing the three months ended September 2001 to the three months ended September 2000 is attributable to an increase in revenues from the wireless communications products division and the addition of the Kit Company revenue of which there were none for the quarter ended September 30, 2000. Sales were $23,361,000 and

$10,959,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase over 2000 was due to the addition of Winncom revenues beginning May 24, 2000 and to the addition of Kit revenues beginning September 30, 2000. Winncom was the single largest contributor of the increase in revenues with $20.2 million for the nine months ended September 30, 2001 as compared to $8.9 million for the nine months ended September 30, 2000. In addition, Kit Company revenues were $1.2 million for the nine months ended September 30, 2001 as compared to $0 for the nine months ended September 30, 2000 since it was not acquired until September 29, 2000.

     Gross profit margins were 18.0% and 17.3% for the three-months ended September 2001 and September 30, 2000, respectively, and were 18.4% and 17.4% for the nine-months ended September 30, 2001 and 2000, respectively. The increase in gross margin for the quarter ended September 30, 2001 vs. the quarter ended September 30, 2001 is primarily the result of the increase in revenues from the wireless communications products division whose products had a margin of 32.5%. The increase in the gross margin for the nine months ended September 30, 2001 vs. the nine months ended September 30, 2000 is primarily the result of the increase in the margin on wireless communications products division revenues from 21% to 31%.

     Selling, general and administrative expenses decreased by $31,000 for the three months ended September 30, 2001 compared to 2000 but increased by $2,315,000 for the nine-months ended September 30, 2001 as compared with the same period of 2000. The increase in SG&A for the nine months ended September 30, 2001 over 2000 is primarily due to increased overhead associated with the inclusion of the operations of Winncom and Kit as described above, legal fees in connection with the Starworks' litigation and certain employee termination costs as described below.

     Net interest expense increased by $38,000 and $125,000, respectively, for the three and nine months ended September 30, 2001 over the same periods of 2000, which is due to the increase in the balance outstanding on the lines of credit for $1.7 million at September 30, 2000 to $3.5 million at September 30, 2001. The line of credit balance was increased by $925,000 in September 2001 as the proceeds were used to finance the Ball assets acquisition (see Note 5 above.)

     The Company's net loss for the three months ended September 30, 2001 was $464,000 compared to a net loss of $522,000 for the three months ended September 30, 2000. The decrease in the net loss for the third quarter of 2001 compared to the third quarter of 2000 is primarily due to a reduction in SG&A expenses relative to sales from 21.5% in 2000 to 20.5% in 2001. The Company's net loss for the nine months ended September 30, 2001 was $1,337,000 compared to a net loss of $763,000 for the nine months ended September 30, 2000. The primary reason for the increase in the net loss from 2001 to 2000 were management employee termination costs (see following paragraph) incurred in the first quarter of 2001 and an increase in amortization of purchased intangibles of $471,000 from 2000 to 2001.

     A majority of the Company's $1,337,000 net loss for the nine months ended September 30, 2001 was primarily incurred in the quarter ended March 31, 2001. The first quarter 2001 loss was $789,000 and much of the loss was due to $515,000 of expenses that were related either to the Winncom Technologies and Kit Company acquisitions and subsequent litigation (with the sellers of Kit Company) or to compensation of management employees whose employment was terminated. These expenses include $283,000 related to impairment of assets adjustments, litigation and other costs of the Kit Company acquisition, $136,000 of net costs related to the termination of two executive employees (see following paragraph) and $96,000 of compensation expense to employees who are no longer with the Company. Also nearly 60 % of the loss for the nine months ended September 30, 2001 is caused by inclusion of $760,000 of non-cash amortization expense for goodwill and other purchased intangibles recorded in connection with the acquisitions of Winncom and Kit Company.

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

Financial Condition

     The Company's working capital at September 30, 2001 was $6.3 million compared to $4 million at December 31, 2000. This increase in working capital is primarily attributable to a reduction in accounts payable of $1.2 million and an increase in accounts receivable of $1.9 million. Much of the funding of the increase in receivables and reduction of payables has come from an increase in bank line of credit which increased $2 million since December 31, 2001 The decrease in cash, including restricted cash, at September 30, 2001 of approximately $1 million compared to December 31, 2000 was due to financing the net loss. Liabilities increased by approximately $700,000 from about $8.2 million at December 31, 2000 to about $8.9 million at September 30, 2001. The purchase of the BATC assets on August 21, 2001 for $925,389 was funded by a draw against Winncom's line of credit.

     In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1.5 million revolving bank line of credit bearing an interest rate of prime plus 0.5% (6.0% at September 30, 2001). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom Technologies, Inc. as well as a corporate guarantee by ARC Wireless Solutions, Inc. On November 27, 2000 the line was increased to $3.0 million and in September 2001 the line was increased to $4.5 million, of which $3.5 million was outstanding at September 30, 2001. This line of credit expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

     In conjunction with the acquisition of Starworks Technology, Inc. on September 29, 2000, the Company assumed a $1.5 million revolving bank loan, which was secured by accounts receivable and restricted cash maintained in a non-collection reserve account. The Company ceased assigning Starworks' accounts receivable to the bank in February 2001. There is no balance outstanding under the revolving bank loan at September 30, 2001.

     Current operations are funded through proceeds from the private placement transactions. Additional funding for working capital and acquisitions may be needed to complete the Company's business expansion plan.

Forward Looking Statements

     This report contains forward-looking statements. Although the Company believes that the expectations reflected in the forward looking statements and the assumptions upon which the forward looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, such as demand for products, manufacturing costs and competition that could cause actual results to differ materially from the Company's expectations.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

     In September 2001, the Company sold 5,000,000 shares of common stock at $.20 per share to a limited number of accredited investors in a private placement transaction. These sales resulted in gross proceeds to the Company of $1 million. The issuance of these shares of common stock were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. The Company intends to use the net proceeds from this offering for working capital purposes.

Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits.
                           ---------

                           None.

                  (b)      Reports on Form 8-K.
                           --------------------

                           On September 7, 2001 the Company filed a report on Form 8-K in connection with the acquisition of certain commercial assets of the wireless communications products line of Ball Aerospace and Technology Corp for $925,389.

                           On September 18, 2001 the Company filed a report on Form 8-K in connection with the restructuring of warrants offered in connection with a private placement of 15,000,000 units completed in 2000.

                           On October 16, 2001 the Company filed a report on Form 8-K incorporating by reference a press release dated October 16, 2001 regarding the Integration of Assets acquired from Ball Aerospace and Technology Corp.



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARC WIRELESS SOLUTIONS, INC.


Date:    November 12, 2001                  By:  /s/  Randall P. Marx
                                               --------------------------------
                                                      Randall P. Marx
                                                      Chief Executive Officer

 Date:   November 12, 2001                  By:  /s/  Monty R. Lamirato
                                               --------------------------------
                                                      Monty R. Lamirato
                                                      Chief Financial Officer