Form 10KSB
period 2001-12-31
ARC WIRELESS SOLUTIONS INC
filed 2002-04-01
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - KSB


(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 For the Fiscal Year Ended December 31, 2001.

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
Yes   X    No
    -----     -----

Issuer's revenues for its most recent fiscal year: $30,940,000

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $20,022,000. This calculation is based upon the average of the closing bid price of $0.16 and ask price of $0.19 of the stock on March 1, 2002. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.0005 par value common stock outstanding as of March 1, 2002 was 152,343,784.

================================================================================

                          ARC Wireless Solutions, Inc.
                   10-KSB for the Year Ended December 31, 2001

                                Table of Contents

                                                                        Page No.
                                     PART I

Item 1.       Description of Business....................................   4

Item 2.       Description of Properties..................................  14

Item 3.       Legal Proceedings..........................................  15

Item 4.       Submission of Matters to a Vote of Security Holders........  15

                                     PART II

Item 5.       Market for Registrant's Common Equity
              and Related Stockholder Matters ...........................  16

Item 6.       Management's Discussion and Analysis
              or Plan of Operations......................................  19

Item 7.       Financial Statements.......................................  23

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures....................  23

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance
              With Section 16(a) of the Exchange Act.....................  24

Item 10.      Executive Compensation.....................................  26

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management......................................  31

Item 12.      Certain Relationships and Related Transactions.............  33

Item 13.      Exhibits and Reports on Form 8-K...........................  33

Signatures    .........................................................    35

                                     PART I

Item 1.  Description of Business
--------------------------------

Business Development.
---------------------

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

On September 29, 2000, we purchased, through our subsidiary, Starworks Wireless Inc. ("Starworks"), the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company). Starworks specializes in the design, manufacturing, marketing, distribution and service of direct-to-home satellite dish installation kits in the United States, primarily through original equipment manufacturers (OEMs) and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase. We paid $2.3 million in aggregate consideration in 2000, consisting of $0.8 million in cash and $1.5 million in shares of our restricted common stock (1,959,000 shares). As a result of a settlement agreement reached with the former shareholders of Starworks Technology, Inc. in December 2001, 1,459,499 shares of our common stock were returned to us and we received an option to purchase the remaining 500,000 shares of common stock at $.15 per share, which we exercised in January 2002.

On August 21, 2001, we purchased certain commercial assets of the wireless communications product line from Ball Aerospace & Technology Corp. ("BATC"), a subsidiary of Ball Corporation, for $925,000. Subsequent to the purchase, a physical inventory was taken of the assets purchased and in accordance with the purchase agreement Ball was required to refund approximately $85,000 of the original purchase price as a result of there being less inventory than that listed in the purchase agreement. The assets purchased consisted primarily of raw materials inventory, finished goods inventory, production tooling equipment, testing equipment and an exclusive license agreement to use patents related to wireless communications for commercial purposes.

Businesses of the Company
-------------------------

ARC Wireless provides high quality, timely, cost effective wireless network component and end-to-end wireless network solutions. Our Wireless Communications Products Division designs, develops, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, cellular, conformal and phased array antennas. Our Winncom subsidiary specializes in marketing, distribution and service, as well as selected design, manufacturing and installation of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. Our Starworks subsidiary specializes in the design, manufacturing, marketing, distribution and service of cable and related installation components in the United States, primarily through OEMs and third-party distributors, retailers and the Internet.

Principal Products
------------------

     Principal products of our Wireless Communications Products Division include the following:

     Cellular Base Station Antennas
     ------------------------------

     Included in the acquistion of certain commercial assets from BATC last year was the right to use BATC's technology in the manufacturing of the line of base station antennas, which consist of various models used in several frequency bands for cellular systems. These cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas are now being deployed in some of the AT&T Wireless, Cingular and Qwest mobile phone carrier networks. New base station models are now being designed to meet other carrier mobile 2.5G and 3G requirements and other companies' fixed wireless high-speed internet systems as well.

     Mobile Antennas
     ---------------

     Our mobile antennas are unique yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a cellular phone or can be installed either directly in or on a computer or other device. We market two primary mobile antenna designs, the ARC Universal Portable Antenna and the "F" antenna. The Universal Portable Antenna is a unique broadband, patent pending antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The "F" Antenna is designed mainly to work with laptop computers in the 800 MHz to 900 MHz frequency range. The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the mobile antenna systems along with our existing commercial wireless products to existing and new OEM customers.

     Conformal Antennas
     ------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal conformal antenna. This product, introduced in 1989 originally only for conventional automobile cellular phones, has been expanded as an alternative to many conventional wire type antenna and has been expanded to be used for numerous mobile applications, including domestic and international cellular and law enforcement frequencies, passive repeaters, vehicle tracking and GPS. The antenna is approximately 3 1/2"x 3 1/2"x 1/10"and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle. Several derivative products of this antenna design have been developed for OEM and other special applications. We are using our experience in these applications for the developing antennas for the Bluetooth(TM) wireless technology, which is setting standards for short-range connectivity between computers and their accessories.

     Global Positioning System (GPS) Antennas
     ----------------------------------------

     We have developed a proprietary, flat GPS antenna system that integrates with a GPS receiver. GPS receivers communicate with a constellation of globe-orbiting satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military, civilian and commercial boats, planes, for surveying, recreational hikers, and more recently in vehicle tracking and asset management. Accurate to within several feet, there are several types of GPS systems, some of which are the size of a cellular phone and are very easy to use. We are currently marketing our GPS antenna products on an OEM basis for the purposes of fleet management, asset management and vehicle tracking systems.

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

     Flat Panel Antennas
     -------------------

     In 2001, we redesigned our legacy flat panel antenna designs to increase performance and reliability. Our flat panel antennas are flat antennas that typically incorporate a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from microwave transmitters or satellites. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities.

     Multi-channel, Multipoint Distribution Systems (MMDS) Antennas
     --------------------------------------------------------------

     As with the other flat panel antenna products, we designed our MMDS antennas for better performance and reliablity and to increase the bandwidth so that the antenna can receive and transmit in a broad frequency range. MMDS was originally marketed as a competitor to conventional cable with the exception that it used a microwave frequency to transmit the channels for home viewing. In recent years, the licenses for MMDS were sold with the intent to transform MMDS into a wireless provider of digital data, telephony, and television services to transmit and receive high-speed internet and telephony. The signals can usually be received approximately 35 miles from the transmitter by installing a receive antenna on the subscriber's home. The system uses new electronics to interface with existing equipment, including antennas, and with commercial cable modems to provide reliable, wireless high data throughput. Currently, the MMDS business is undergoing a transition from a primarily direct line-of-sight technology, to include non line-of-sight technology. At this time we are not aggressively marketing our MMDS antenna products until the market for these products becomes more reliable and predictable.

     Other Antennas
     --------------

     We are pursuing new business opportunities for our conformal and phased array antennas by continuing to broaden and adapt existing technologies. We have designed and currently manufacture antennas varying in frequencies up to 6 GHz. These antennas use our newly developed antenna designs to provide inconspicuous installation. All of our antennas are designed to be manufactured using our proprietary design footprints. This allows us to better utilize our engineering, technical and production staff, as well as existing tools, dies and radomes for more than one product.

Principal products of our Winncom subsidiary include the following:

     Unlicensed Wireless Products
     ----------------------------

     Unlicensed wireless products use frequencies that require a license to manufacture but not a license to use. Winncom's primary products are the ISM (Industrial Scientific and Medical) license free products in the 2.4GHz to 5.8GHz frequency range for both 802.11b and 802.11a standards. Any business or consumer may use these frequencies as long as they do not interfere with other users. Winncom currently markets products manufactured by Avaya, Agere Systems, Alvarion (Formerly Breezecom), Intel, Proxim, and Western Multiplex, all of which are leaders in the unlicensed communications hardware market. These products are used in high-speed (up to 1G/bps) wireless networking applications, including, among others, internet access, local and wide area networks (LAN/WAN), and industrial process automation and data acquisition.

     Licensed Wireless Products
     --------------------------

     Licensed wireless products require a Federal Communication Commission ("FCC") license to operate on a specific frequency in a geographic area. Winncom distributes point-to-point microwave products. These microwaves are used to connect Wireless Internet Service Providers cell sites or enterprise multiple locations.

     Voice over Internet Protocol (VoIP)
     -----------------------------------

     VoIP allows voice communications to be placed over standard Internet networks. This is critical for emerging Wireless Internet Service Providers so they can offer complete voice and data service to generate revenue to compete with DSL and Cable Modem service. Winncom has signed an agreement with SoftJoys

Labs for exclusive distribution of SoftJoys' voice-over-IP (VoIP) products. The SoftJoys' VoIP product line provides very economical features for corporate, service providers and individual customers. SoftJoys' labs software combined with wireless environment delivers complete communication solutions for users of mobile devices such as PDA's, WEB PADs and Tablet PCs.

     Antennas
     --------

     Winncom sells both customer premises and base station antenna solutions as well as a full range of antennas for point-to-point applications. Winncom offers panel, a variety of sectorized and omni directional (which include unique 13.5dbi horizontally polarized) and amplified CPE antennas for wireless Internet access.

     Accessories
     -----------

     Winncom is a full service value-added distributor, specializing in the design and development of a host of accessories products. These products include the amplifiers 2.4GHz-5.8GHz and 2.4GHz-3.5GHz frequency converters, filters, power supplies, power cords, and environmental enclosures necessary for the installation and optimum performance of a wireless network. The 2.4GHz to 5.8GHz frequency converters designed by Winncom engineers, enhances the deployment of the readily available low-cost 2.4GHz wireless WAN/ LAN equipment sold by Winncom. The main applications for this new solution include wireless Internet access, campus wireless LANs and wireless spectrum WANs. The frequency converter will provide additional transmission channels in the unlicensed spectrum resulting in a considerable increase in bandwidth capacity. It also promotes usage of the 5.8GHz spectrum to supplement network performance where the 2.4GHz spectrum is saturated. The product is sold both domestically and internationally.

     Network Infrastructure Product
     ------------------------------

     Winncom offers a complete line of high-performance data infrastructure and security products by AVAYA Communication. The VPNet(R) virtual private network systems (VPN) enable organizations of all sizes, from small business to large enterprises and managed data service providers, to securely connect remote users, branch offices, business partners, and customers, taking full advantage of the cost savings and productivity enhancing benefits of virtual private networks. The AVAYA multi-service Cajun(TM) switches are designed for the new generation of network architectures that cost-effectively integrate voice, video, and data on a single infrastructure, while providing reliability, ubiquity, and security to meet the challenges and dynamic requirements of the enterprise business environment from converged networks to e-business solutions.

     Other Products
     --------------

     Winncom also sells Fujitsu pen based computers and laptops for wireless network applications such as government, medical, healthcare and education. Winncom assembles cable products that consist of copper, coaxial and fiber cables and lightning arrestors that are used in the installation, extension and protection of wireless end-to-end systems.

     Winncom continuously evaluates new products and pursues distribution alliances with manufacturers whose equipment complements Winncom's product offerings as well as the development of Winncom's proprietary products that include amplifiers, frequency converters, antennas, outdoor enclosures and RF accessories.

Principal products of our Starworks subsidiary include the following:

     Home Satellite Dish Self-Installation Kits
     ------------------------------------------

     The direct to home satellite dish industry has since its inception been characterized as a consumer industry with a plug and play product. Starworks has provided pre-packaged components to the satellite industry. These kits can support all of the current satellite dish home products such as Hughes Network Systems, Sony, Philips Magnavox, DirecTV and The Dish Network.

     Home Satellite Dish Professional Installation Kits
     --------------------------------------------------

     To increase sales and customer satisfaction, the satellite programming industry currently offers professional installation with the purchase of a home satellite dish. Starworks is currently transforming its business to provide installers with components for satellite installation with the main marketing focus on cable and related products such as cable jumpers and connectors.


Marketing And Distribution
--------------------------

     The Wireless Communications Products Division markets its commercial line of antennas directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. The Wireless Communications Products Division also markets our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. The Company provides individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.arcwireless.net, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified antenna solutions. Inquiries through the web site are pursued by our in-house and outside sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. MT. All of our antenna products are currently made in the United States, which we consider to be a marketing advantage over most of our competitors. Many of our products are also marketed internationally. We currently have numerous international distributors marketing our products in several countries.

     Winncom Technologies is a value added distributor that supports distribution of products with internal sales, technical support, system design and feasibility studies, installation and training. Winncom's customer base comprises networking value added resellers ("VARs"), system integrators, ISPs, competitive local exchange carriers (CLECs) and incumbent local exchange carriers (ILECs). Winncom promotes and supports the one-stop-source philosophy for wireless data networking products and services. Consistent with our one-stop-source approach, Winncom markets and sells a number of its own products as well as private label products that fit into our marketing philosophy. We believe we have an advantage over the competition due to better product availability, in-house technical expertise and customer support and can assist with the implementation of most wireless network projects or applications.

     Winncom continuously expends marketing and advertising efforts through print media, trade shows and via the Internet. The main marketing focus is to expand the reseller base of customers, which are active in medical, healthcare, enterprise, government, education and industrial market segments. Winncom is also expanding its marketing efforts to sell service providers and O.E.M. markets. Additionally, Winncom continually expands its wireless certification training programs, including vendor-authorized certification for Value Added Resellers "VARs". Winncom provides wireless awareness seminars for system integrators and consultant/design firms. We also have alliances with our vendors that include road-shows, authorization/certification programs, trade shows and advertising. Winncom's web site has complete E-commerce capability, enabling customers to order and pay for products online.

Production
----------

The Wireless Communications Products Division currently produces most of the customized items that we use to manufacture our products excluding cable, connectors and other generic components. We believe that this control over the production process allows us to be more efficient and more responsive to customers, lowers the overall cost of production, and allows us to take advantage of more opportunities in the wireless communications market.

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

Research And Development
------------------------

Research and development (R&D) costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel involved in R&D, our R&D costs have not been material in 2001 and 2000. We spent approximately $205,000 and $198,000 on R&D in 2001 and 2000, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Employees
---------

At December 31, 2001, the Company had 92 full time employees including 47 in manufacturing and distribution, 12 in sales and customer support, 7 in engineering and product development, and 26 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

Competition
-----------

The market for wireless network components is highly competitive, and our current and proposed products compete with products of larger companies that are better financed, have established markets, and maintain larger sales organizations and production capabilities. In marketing our products, we have encountered competition from other companies, both domestic and international. At the present time, our market share of the overall wireless network component market is small. Our products are designed to be unique and in some cases are patented. Our products normally compete with other products principally in the areas of price and performance. However, we believe that our products work as well as or better than competing products and usually sell for the same price or less. Additionally, we have demonstrated to our customers and potential customers that we are a more reliable source than some competitors and believe this is a distinct competitive advantage.

Government Regulations
----------------------

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

Patents
-------

The Company currently holds eight U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief Scientist, is the inventor of a patent valid through the year 2008, for micro strip antennas and multiple radiator array antennas. Mr. Shoemaker also is the inventor of a patent for a serpentine planar broadband antenna that expires in 2012. This is the design that we use for some of our conformal antennas, including the vehicular disguised decal antennas and related products. In addition, Mr. Shoemaker and Randall P. Marx, our Chief Executive Officer, are the inventors of a patent relating to the technique and design of the FREEDOM(TM) and WALLDO(TM) local TV, VHF/UHF antenna systems, which expires in 2016. Mr. Shoemaker and Mr. Marx are also inventors of a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of a patent, which expires in 2018, covering creating antennas from coaxial cable, Mr. Shoemaker and Mr. Marx are also the inventors of a patent for a conformal antenna for a satellite dish, which expires in 2017. Mr. Shoemaker and Mr. Marx each has agreed to permanently assign to the Company all rights to these patents.

In addition, Dr. Mohamed Sanad, our former Principal Consulting Engineer, is the inventor of a patent that was designed for remote wireless metering, which will expire in 2019, and he is the inventor of a pending patent application. He has agreed to permanently assign to us all of the rights to the patent and the pending patent.

We have also filed a provisional patent application with Raymond L. Lovestead, one of our engineers, as the inventor. Mr. Lovestead has permanently assigned to the Company all patent and other rights in the products covered by this provisional patent application and all other products that have been and will be developed while employed by us. This technology is being used for the new two-way MMDS antenna.

Furthermore, we have filed one provisional patent application with Dr. Donald A. Huebner, a Director and a Consulting Engineer. Dr. Huebner has permanently assigned to the Company all patent and other rights in the products covered by this provisional patent application and all other products that have been and will be developed while employed by us. We have also filed a provisional patent with Mr. Lovestead and Dr. Huebner as the inventors of the technology that we are using for our new ARC Universal mobile antenna.

The former President of our subsidiary Starworks Wireless Inc., David E. McConnell, is the inventor of a patent for a Coaxial Cable Connector, which will expire in 2017, all rights to which are owned by the Company as a result of the acquisition of Starworks Technologies, Inc. on September 29, 2000.

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

Disclosure Regarding Forward-Looking Statements And Cautionary Statements
-------------------------------------------------------------------------

Forward-Looking Statements.
---------------------------

This Annual Report on Form 10-KSB includes "forward-looking statements." All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1: "Business-Principal Products", "Marketing and Distribution", "Production", "Research and Development", "Competition", "Governmental Regulations" and "Patents", and Item 6: "Management's Discussion and Analysis or Plan of Operation", regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

Cautionary Statements.
----------------------

In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. Prior losses. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997. Profits for some of these years were marginal, and we cannot assure that our operations in the future will be profitable. See the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

2. Our industry encounters rapid technological changes. We do business in the wireless communications industries. This industry is characterized by rapidly developing technology. Changes in technology could affect the market for our products and necessitate additional improvements and developments to our products. We cannot predict that our research and development activities will lead to the successful introduction of new or improved products or that we will not encounter delays or problems in these areas. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

3. Protection of product design. We attempt to protect our product designs by obtaining patents, when available, and by manufacturing our products in a manner that makes reverse engineering difficult. These protections may not be sufficient to prevent our competitors from developing products that perform in a manner that is similar to or better than our products. Competitors' successes may result in decreased margins and sales of our products.

4. Limited financial resources. We have limited financial resources available that may restrict our ability to grow. Additional capital from sources other than our operating cash flow may be necessary to develop new products. We cannot predict that this financing will be available from any source.

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

8. New government regulations. We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the Federal Communications Commission ("FCC") because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

9. Trading of our shares and possible volatile prices. Historically, there has been an extremely limited public market for our shares. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account.

     For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On March 1, 2002, the low bid price for the common stock was $0.16, the high asked price was $0.19 and the closing sale price was $0.18. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

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

Item 2.  Description of Properties
----------------------------------

Our principal offices are located in Wheat Ridge, Colorado. We lease approximately 5,000 square feet of office space and 28,000 square feet of production space in Wheat Ridge, Colorado where we have our corporate offices and where we manufacture antennas. These leases expire on various dates from 2002 through 2003.

In addition, we lease approximately 24,000 square feet of office and warehouse space at our Winncom facility in Solon, Ohio, where we sell and distribute component solutions for LAN/WAN communications systems. This lease expires in December 2005.

We also lease approximately 21,000 square feet of office and production space at our Starworks facility in Atlanta, Georgia where we assemble and distribute self-installation kits for satellite dish systems. This lease expires in June 2002 and the Company does not intend to renew this lease at this time.

The Company believes that its current facility in Wheat Ridge, Colorado may not be adequate to meet its needs over the next several years and is exploring other alternatives. We anticipate that we would encounter little difficulty in locating alternative facilities to meet our planned growth in the next few years.

Item 3.  Legal Proceedings
--------------------------

ARC Wireless acquired Starworks in September 2000 from David and Karen McConnell for $1.5 million in cash and 1,959,499 shares of the Company's restricted stock. In January 2001 in the Federal District Court in the Northern District of Georgia, the Company commenced litigation against Mr. and Mrs. McConnell and other parties claiming either for the transaction to be reversed or for the McConnell's to pay damages for their alleged misrepresentations regarding the sale of Starworks to us. The McConnell's also filed suit against the Company claiming damages from the Company for alleged misrepresentations by the Company. In December 2001, a settlement agreement was reached between the Company and the McConnell's whereby 1,459,499 shares of the Company's common stock paid to the McConnell's as part of the consideration was returned to the Company and the Company received an option to purchase the remaining 500,000 shares of common stock at $.15 per share. The Company exercised its option in January 2002 and purchased the remaining shares for $75,000. As a result of the 1,459,499 shares being returned to the Company, goodwill has been reduced by approximately $1.1 million.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

Trading in our common stock is very limited. Our shares are traded in the over-the-counter market and prices for our shares are quoted on the OTC Bulletin Board under the trading symbol "ARCS". Our shares are not quoted on any established stock exchange or on the NASDAQ Stock Market. Because trading in our shares is so limited, prices are highly volatile.

The table below represents the range of high and low sales prices for our common stock during each of the quarters in the past two fiscal years as reported by the OTC Bulletin Board.

                                 Common Stock
                                 ------------

                                                 Sales Price
                                                 -----------
         Quarter Ended                     High                Low
         -------------                     ----                ---
         March 31, 2000                   $3.594               $.130
         June 30, 2000                     1.469                .740
         September 30, 2000                1.290                .750
         December 31, 2000                  .770                .202
         March 31, 2001                     .219                .203
         June 30, 2001                      .300                .280
         September 30, 2001                 .200                .170
         December 31, 2001                  .180                .170

On March 1, 2002, the closing sale price for our common stock was $0.18 and the number of our shareholders of record was 402. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
---------------------------------------

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

On September 29, 2000, we purchased, through our Starworks Wireless Inc. subsidiary, the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company or Kit). We initially paid $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of restricted common stock (or 1,959,000 shares of our common stock). The shares were issued to two individuals pursuant to an exemption from registration in accordance with
Section 4(2) of the Securities Act. As a result of alleged misrepresentations by the sellers, this transaction led to litigation and in December 2001 the litigation was settled and part of the consideration initially paid, 1,459,499 shares of common stock was returned to the Company and the Company received an option to purchase the remaining 500,000 shares of common stock at $.15 per share. The Company exercised its option in January 2002 and purchased the remaining shares for $75,000. See "Item 3: Legal Proceedings".

In October 2000, we completed the sale of 15,000,000 units of common stock and warrants to purchase common stock pursuant to a private placement at a price of $.50 per unit. The units were sold to a total of 21 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. Each unit consisted of one share of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $1.50 per share of common stock. The warrants expire the earlier to occur of (i) one year after the date that a registration statement concerning the transfer of the shares of common stock included in the units and the shares of common stock issuable upon exercise of the warrants is declared effective by the Securities And Exchange Commission, and (ii) five years after the issuance of the warrants. We were obligated to file the registration statement within 10 business days after filing our Annual Report on Form 10-KSB with the SEC. At any time that the registration statement is effective, we may, upon 30-days' notice to the holders of the warrants, repurchase the warrants for $.01 per warrant at any time after the weighted average trading price for the common stock has been at least $1.75 for 20 of the 30 consecutive business days preceding the date of the notice of repurchase. We received gross cash proceeds of $7.4 million and related offering expenses were $14,000. There were no fees or commissions paid to brokers or underwriters or placement agents in conjunction with this placement.

In August 2001, we completed the sale of 5,000,000 shares of common stock pursuant to a private placement at a price of $.20 per share. The shares were sold to a total of 9 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act.

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

As of December 31, 2001 holders representing an aggregate of 13,062,000 Units had agreed to participate in Alternative A and were issued 4,354,000 shares of common stock and holders representing an aggregate of 1,148,000 Units had agreed to participate in Alternative B.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

                 Liquidity and Capital Resources (in Thousands)
                 ----------------------------------------------

                                                                December 31,
                                                             2001         2000
                                                          --------      --------

Components of Working Capital
-----------------------------
    Cash (including restricted cash)                       $   345      $ 1,422
    Accounts Receivable, trade                               4,687        4,021
    Accounts Receivable, vendors                             1,214          214
    Inventory                                                5,938        4,733
    Other Current Assets                                       117          383
    Bank Line of Credit - current                             (925)        (313)
    Accounts Payable                                        (5,273)      (5,904)
    Notes Payable and Capital Lease Obligations                (11)          (9)
    Notes Payable - Officers                                  --           --
    Other Current Liabilities                                 (503)        (508)
                                                           -------      -------
    Total Working Capital                                  $ 5,589      $ 4,039
                                                           =======      =======

In 2000 the Company was successful in raising approximately $11 million in equity financing in which $6 million was used in the acquisition of Winncom and $1 million was used in the acquisition of Starworks, both of which occurred in 2000. In addition, approximately $300,000 was used in March 2001 to pay off the bank debt of Starworks. The remainder of the equity financing was used to fund the net loss from operations in 2000 and 2001 and for working capital.

In 2001 the Company was successful in raising approximately $1 million in equity financing for which the funds were used for working capital.

The $1.5 million increase in working capital from December 31, 2000 to December 31, 2001 is primarily due to the financing of increases in inventory, accounts receivable-vendors and accounts receivable-trade through our line of credit. Our bank line of credit increased by $1.7 million from 2000 to 2001. The increase was mainly used to finance the acquisition of certain commercial assets of the wireless communications product line from BATC in August 2001 and to finance the growth in accounts receivable and inventory. The acquisition of the wireless communications products line resulted in new sales of base station antennas of $1.5 million in the fourth quarter of 2001 resulting in receivables at December 31, 2001 from new customers that did not exist at December 31, 2000. In addition, inventory for this product line was purchased, beyond that which was purchased from BATC, to meet this 4th quarter sales demand as well as forecasted sales demands for the first quarter of 2002. The Company has seen a significant increase in receivables from vendors from 2000 to 2001 which represents 1) credits due from vendors for sales of product under specified vendor sales incentive programs to distributors and 2) credits due from vendors for product returned for which credit memos have not yet been issued by the vendors. Virtually all of the receivables from vendors at December 31, 2001 and 2000 are for our subsidiary, Winncom. In 2001 there has been a substantial increase in vendor sales incentive programs to stimulate sales in the flat market in 2001.

We had total assets of $24 million as of December 31, 2001 as compared with $25.7 million as of December 31, 2000. The decrease is primarily due to the impairment write-down of goodwill of $1.3 million in 2001 and a decrease in goodwill of $1.1 million resulting from 1.4 million shares being returned to the Company as part of the Starworks acquisition litigation settlement. This decrease in intangible assets is partially offset by increases in receivables and inventory as discussed in the previous paragraph.

Liabilities increased from $8.2 million on December 31, 2000 to $9.4 million on December 31, 2001, or $1.2 million primarily due to an increase in the bank lines of credit. The Company borrowed $925,000 from a short-term line of credit when it acquired certain assets from BATC in August 2001, increased borrowing under the long term bank line of credit by $1.7 million which was used to finance the increase in receivables and inventory totaling $2.9 million. These increases were offset by accounts payable which declined $600,000.

The Company had net cash used in operating activities of approximately $2.4 million for the year ended December 31, 2001 of which $2.7 million was an increase in accounts receivable and inventory. The negative cash flow was financed through an increase in line of credit borrowings of approximately $1.7 million and proceeds from the sale of common stock of approximately $1 million. The acquisition of certain commercial assets of the wireless communications products line from BATC in August 2001 has resulted in new sales of base station antennas in 2001 of approximately $1.5 million with profit margins of approximately 40%. Additionally the Company spent nearly $500,000 on legal and other litigation costs associated with the McConnell litigation, which was settled in November 2001. Management believes that these costs will not be recurring in 2002 and with improvements in inventory turns, increased sales from the base station antennas in 2002 we anticipate that operating activities for all of 2002 will generate positive cash flow.

The Company had net cash used in operating activities of $2.8 million in 2000, which was financed entirely from proceeds from the sale of common stock in 2000.

Management believes that current working capital, available borrowings on existing bank lines of credit, the renegotiation of the $1 million line of credit that was due January 31, 2002, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2002 and into the foreseeable future.

Results of Operations
---------------------

Fiscal Year Ended December 31, 2001 Compared To Fiscal Year Ended
December 31, 2000
--------------------------------------------------------------------------------

The results of operations of the Company include the results of Winncom and Kit for all of 2001 being reported on, whereas the results of operations of the Company for 2000 include the results of Winncom for the period May 24, 2000 (date of acquisition) to December 31, 2000 only and the results of operations of Starworks from September 29, 2000 (date of acquisition) to December 31, 2000.

Sales were $30.9 million and $18.5 million for the years ended December 31, 2001 and 2000, respectively. The primary reason for the increase in revenues comparing 2001 to 2000 is attributable to 1) the inclusion of the results of operations of Winncom and Starworks for all of 2001 compared to only part of the year for 2000, as noted in the previous paragraph, 2) Winncom's revenues were $15.3 million in 2000 compared to $25.9 million on 2001 and Starworks revenues were $.6 million in 2000 compared to $1.2 million in 2001, 3) an increase in revenues from the Wireless Communications Products Division from $2.6 million in 2000 to $3.9 million in 2001. The average monthly sales for Winncom were $2.16 million on both 2001 and 2000. The average monthly sales for Starworks decreased from $200,000 in 2000 to $100,000 in 2001 primarily due to the increase in free professional installation of satellite dishes from DirecTV and Dish Network in the second half of 2001. Sales for the Wireless Communications Products Division increased by 50% primarily due to the addition of the base station antennas as a result of the purchase of the wireless communications product line from Ball in August 2001 and the increase in sales of the Company's redesigned panel antenna systems. Sales of base station antennas were $1.5 million in 2001.

Gross profit margins were 19.6% in 2001 and 15.4 % in 2000. The increase in gross margin for 2001 vs. 2000 is primarily the result of the increase in revenues from the Wireless Communications Products Division. Winncom's profit margin increased slightly from 16% in 2000 to 17% in 2001. Winncom represented approximately 83% of consolidated sales in 2001 and 2000. Starworks sales represent only 4% of consolidated sales so their impact on the overall margin was minimal in 2001 and 2000.

Selling, general and administrative (SG&A) expenses increased by $2.2 million or 52% from 2000 to 2001. SG&A as a % of revenues decreased to 20.7% in 2001 compared to 22.8% in 2000. Even though SG&A decreased as a percentage of revenues comparing 2001 to 2000 there were some expenditures in 2001 that resulted in a higher than expected SG&A. Included in SG&A in 2001 are $497,000 in legal and other professional fees associated with the McConnell litigation that was not settled until November 2001. Also during the quarter ended March 31, 2001, termination agreements were entered into with the former CEO and CFO of the Company. The former CEO received $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.325 per share. The former CFO received $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company also recognized $136,000 of expense related to these termination agreements during the quarter ended March 2001, including $122,000 of non-cash compensation related to the issuance of the options.

In December 2001, the Company recorded a goodwill write-down of $1,257,000, which eliminated the remaining goodwill associated with the acquisition of Starworks in 2000. Goodwill was determined to be impaired because of the uncertainty of the current financial and operating condition of Starworks and the possibility that Starworks may be unable to generate future operating income in its legacy business without the transformation of Starworks into a conventional cable business. The goodwill write-down is included as a component of operating expenses for 2001.

Amortization of purchased intangibles represents the amortization of goodwill and other specifically identifiable intangible assets recorded as part of the acquisition of Winncom and Starworks in 2000. The 2001 amount represents a full year of amortization of these intangibles whereas 2000 represents only a partial year amortization.

The loss from operations was $2.6 million in 2001 and $1.9 million in 2000. If you exclude from the loss from operation in 2001 the goodwill impairment write-down and the amortization of intangibles, both non-cash expenses, the result would be an adjusted loss from operations of $334,000. The same exclusion in 2000 would result in an adjusted loss from operations of $1.4 million. The significant improvement of this adjusted loss from operations between 2001 and 2000 is the result of higher sales at greater margins and a reduction of other operating expenses as a % of revenue.

Net interest expense was $241,000 in 2001 and $98,000 in 2000. The increase in interest expense of $143,000 from 2000 to 2001 is due to the fact that the results of operations for 2000 include Winncom's results of operations since the date of acquisition, which was May 24, 2000. Winncom's average line of credit balance outstanding was $1,028,000 in 2000 and $2,525,000 in 2001. The line of credit balance was increased by $925,000 in September 2001 as the proceeds were used to finance the BATC assets acquisition (see Note 4 to the Consolidated Financial Statements). In addition, the average interest rate on bank borrowings was 7.8% in 2001 and 9.6% in 2000.

The net loss for the year ended December 31, 2001 was $2.8 million compared to $1.8 million for 2000. The primary reason for the increase in the net loss from 2000 to 2001 was the non-cash goodwill impairment write-down of approximately $1.3 million in 2001 and an increase in amortization of purchased intangibles from $500,000 in 2000 to $1 million in 2001.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, intangible assets, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company believes that the adoption of SFAS 142 will have a material effect on its financial position, results of operations and cash flows. At this time, the Company estimates that the effect of the adoption of Statement SFAS 142 will reduce operating expenses by approximately $836,000 as a result of reducing amortization of purchased intangibles. The adoption of Statement SFAS 141 is not expected to have any impact on the Company's financial position or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

Item 7.  Financial Statements
-----------------------------

The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception. On December11, 2001 the Company dismissed Ernst & Young, LLP as its independent accountants and engaged Hein + Associates LLP as the principal accountant to audit the registrant's financial statements. The decision to change was approved by the Board of Directors. A current report on Form 8-K was filed with the SEC on December 11, 2001 regarding the change of auditors.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------------------------------------------------

   Name                          Age           Position with the Company                               Director Since
   ----                          ---           -------------------------                               --------------

   Randall P. Marx               49            Chief Executive Officer, Secretary, Director                   1990

   Donald A. Huebner             56            Director                                                       1998

   Sigmund A. Balaban            60            Director                                                       1994

   Gregory E. Raskin             48            President, Director                                            2001

   Monty R. Lamirato             46            Chief Financial Officer, Treasurer

   Steve C. Olson                45            Chief Technology Officer

Mr. Andrew Nester who served as a director since April 2000 resigned on December 1, 2001.

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

Sigmund A. Balaban has served as Director since December 1994. Mr. Balaban had served as Senior Vice President / Corporate Secretary, of Fujitsu General America, Inc. of Fairfield, New Jersey, from 2000 until July of 2001 when he retired. Mr. Balaban was Vice President, Credit of Teknika Electronics since 1986 and as Senior Vice President and General Manager of Teknika Electronics since 1992. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc. is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer. Mr. Balaban currently is a consultant to Fujitsu General America, Inc.

Gregory E. Raskin, President of the Company and Winncom, founded Winncom in 1995 and joined us coincident with the acquisition of Winncom in May 2000. Mr. Raskin was elected as a Director of the Company in February 2001. Previous to Winncom, he was founder and President of a company that introduced (and certified) Wireless LANs to former Soviet Block Countries. He holds MS degrees in Electrical Engineering and Control System Engineering.

Monty R. Lamirato, has been Chief Financial Officer and Treasurer since June 2001. Prior to joining the Company Mr. Lamirato served as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001 and from June 1999 to October 2000 was VP Finance for an e-commerce retailer. From November 1993 to June 1999 Mr. Lamirato was President and Shareholder of Monty R. Lamirato, PC, a business consulting firm. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978.

Steven C. Olson, Prior to joining ARC Wireless, Mr. Olson was employed at Ball Aerospace for 14 years, including the past five years as Director of Engineering for Ball's Wireless Communications Products Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball's high performance, low cost AirBASE(TM) antenna technology specifically for use in its future commercial wireless business. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively.

Donald A. Huebner was our Chief Scientist from July 2000 to January 2002 and a consulting engineer from January 2002 and has served as Director beginning in 1998. Mr. Huebner served as Department Staff Engineer with Lockheed Martin Astronautics in Denver, Colorado from 1986 to July 2000. In this capacity, Dr. Huebner served as technical consultant for phased array and spacecraft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles ("UCLA"). Dr. Huebner also served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Masters of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Masters in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas And Propagation Society and Microwave Theory And Technique Society of the Institute of Electrical and Electronic Engineers.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2001, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 10.  Executive Compensation
--------------------------------

The following table sets forth in summary form the compensation of our current and past Chief Executive Officer and each other executive officer who received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 2001 (the "Named Executive Officers").

                                                                                        Long Term Compensation
                                                                           -------------------------------------------------
                                          Annual Compensation                      Awards                   Payouts
                               -------------------------------------------         ------                   -------

                                                                            Restricted
                                                             Other Annual      Stock                   LTIP      All Other
                               Fiscal    Salary     Bonus    Compensation     Awards      Options    Payouts    Compensation
Name and Principal Position     Year    ($) (1)    ($) (2)      ($) (3)         ($)         (#)      ($) (4)        ($) (5)
------------------------------ -------- --------- ---------- -------------- ------------ ----------- --------- ---------------

Glenn A. Befort                2001       99,000          0              0            0           0         0               0
Former Chief Executive
Officer; Treasurer; and        2000      123,000     76,000              0            0   8,400,000         0               0
Director (6)

Randall P. Marx                2001      175,000          0              0            0           0         0               0
Chief Executive  Officer;
Secretary; and Director        2000      115,000          0              0            0           0         0               0

                               1999      115,000          0              0            0           0         0               0

Gregory E. Raskin              2001      250,000          0              0            0           0         0               0
President, Winncom; and
Director                       2000      148,000     125,000             0            0     250,000         0               0

Burton Calloway                2001      106,000           0             0            0     200,000         0               0
Executive Vice President(7)
                               2000       55,000           0             0            0     150,000         0               0


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

     (6)  Mr. Befort served in these capacities from July 2000 until February
          2001.

     (7) Mr. Calloway is Executive Vice President of the Wireless Communications Products Division


Option Grants in Last Fiscal Year
---------------------------------

The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2001 under the Company's incentive plans. Except as set forth in the table below, during fiscal year 2001, the Company did not grant any stock options under the Company's Incentive Plans to any of the Named Executive Officers.


                        Option Grants In Last Fiscal Year

----------------------- -------------- -------------- ----------- --------------- ----------------------------
                          Number of     % of Total                                Potential Realizable Value
                         Securities       Options                                   at Assumed Annual Rates
                         Underlying     Granted to    Exercise                          of Stock Price
                           Options     Employees in   Price         Expiration          Appreciation for
          Name            Granted (#)   Fiscal Year   ($/Share)        Date               Option Term
          ----            -----------   -----------   ---------        ----               -----------
                                                                                            5%             10%
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Randall P. Marx                     0              0         N/A             N/A            N/A           N/A
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Gregory E. Raskin                   0              0         N/A             N/A            N/A           N/A
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Burton Calloway               200,000          12.8%       $ .33         5/30/03        $73,000       $80,000
----------------------- -------------- -------------- ----------- --------------- -------------- -------------

Aggregated Option Exercises And Fiscal Year-End Option Value Table
------------------------------------------------------------------

The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 2001 by the Named Executive
Officers and the value of unexercised stock options held by the Named Executive
Officers as of December 31, 2001.

                                                 Aggregated Option Exercises
                                          For Fiscal Year Ended December 31, 2001
                                                And Year-End Option Values (1)

--------------------- -------------- ---------------------- --------------------------- ----------------------------

                                                               Number of Securities
                                                              Underlying Unexercised       Value of Unexercised
                                                             Options at Fiscal Year-      In-the-Money Options at
                                                                  End (#) (4)             Fiscal Year-End ($) (5)
--------------------- -------------- ---------------------- --------------------------- ----------------------------
                      Shares
                      Acquired on
        Name          Exercise (2)   Value Realized ($)(3)   Exercisable  Unexercisable  Exercisable  Unexercisable
        ----          ------------   ----------------------  -----------  -------------  -----------  -------------
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Randall P. Marx                   0                      0            0              0            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Gregory E. Raskin                 0                      0      250,000              0            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Burton Calloway                   0                      0      350,000              0            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

     (1) No stock appreciation rights are held by any of the Named Executive Officers.

     (2) The number of shares received upon exercise of options during the year ended December 31, 2001.

     (3) With respect to options exercised during the year ended December 31, 2001, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

     (4) The total number of unexercised options held as of December 31, 2001, separated between those options that were exercisable and those options that were not exercisable on that date.

     (5) For all unexercised options held as of December 31, 2001, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 2001. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $0.18 per share on December 31, 2001.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans
-----------------------------------------------------------------------

Other than our stock option and 401(k) plan, we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

1997 Stock Option And Compensation Plan
---------------------------------------

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

Through May 24, 2000, directors who were not also our employees ("Outside Directors") automatically received options to purchase 250,000 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors were not exercisable at the time of grant. Options to purchase 50,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant. All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 250,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 250,000 to 25,000 options, and (2) decrease the amount of exercisable options from 50,000 to 5,000 per meeting. The term of the outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change.

The Company granted a total of 275,000 options to Outside Directors under the Plan during 2000, at exercise prices from $0.89 to $1.01 per share.

As of March 1, 2002, there were 1,010,000 exercisable options outstanding related to the grants to Outside Directors. Mr. Donald Huebner's employment terminated on January 31, 2002 but he continues as a director of the Company. As a result, all of his options are disclosed as Outside Directors options.

In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. In 2001, the Board granted a total of 1,560,000 options under the Plan to employees at prices ranging form $.21 to $.58. In 2000, the Board granted a total of 11,870,000 options to employees, of which 2,001,000 were granted under the Plan, at prices from $0.63 to $1.7187, and the Board granted 600,000 options to employees under the Plan in 1999, at $0.06 per share. Subsequent to December 31, 2000, the Company canceled a total of 9,900,000 options that were granted in 2000, including 676,000 granted under the Plan, and replaced them with 600,000 new options outside of the Plan at a price equal to the closing price per share on the dates of their respective departures, in conjunction with the contract eliminations of the former CEO and CFO (see below "Employment Contracts And

Termination of Employment And Change-in-Control Arrangements" and the "Subsequent Events" footnote to the financial statements). As of March 1, 2002, there were 1,985,000 exercisable options outstanding related to grants to employees, of which 1,708,727 were granted under the Plan.

In connection with his separation from the Company, Glenn A. Befort was granted options to purchase 250,000 shares for $0.325 per share until February 21, 2004. See below, "Employment Contracts And Termination Of Employment And Change-In-Control Arrangements".

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

Outside Directors vested 325,000 stock options during fiscal year ended December 31, 2000, and earned $2,000 in meeting attendance fees (paid with 27,000 shares in 2000). Outside Director fees were $3,900 in 2001.

Other Arrangements. During each of the years ended December 31, 2001 and 2000, no compensation was paid to our Outside Directors other than pursuant to the standard compensation arrangements described in the previous section.

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements
--------------------------------------------------------------------------------

We entered into a written employment agreement with Glenn A. Befort, our former Chief Executive Officer and Treasurer on July 3, 2000. The agreement provided for a term of three years with an annual salary rate of $250,000 and a guaranteed bonus of $75,000 for the year 2000. Mr. Befort was eligible for a bonus in an amount equal to the greater of $150,000 or five percent of EBIDTA for each fiscal year ending in the year 2001 and beyond, if our EBIDTA for the applicable fiscal year is at least $1.00. Mr. Befort was granted options to purchase not more than 8,400,000 shares of our common stock at an exercise price equal to the weighted average trading price of the common stock on July 3, 2000 and with all his options expiring on July 3, 2005, and with all the options subject to the following terms:

     o 2,800,000 of the options were to become exercisable on July 3, 2001, if Mr. Befort remained employed by us on that date;
     o 2,800,000 of the options were to become exercisable on July 3, 2002, if Mr. Befort remained employed by us on that date;
     o 2,800,000 of the options were to become exercisable on July 3, 2003, if Mr. Befort remained employed by us on that date; and
     o The options were, to the maximum extent permissible by the Internal Revenue Code (the "Code"), considered Incentive Stock Options as that term is interpreted in the Code.

On February 9, 2001, we entered into a separation agreement and release with Mr. Befort under which it was mutually agreed to terminate Befort's employment effective February 21, 2001 (the "Termination Date"). Mr. Befort agreed to resign from his positions as an officer and director of the Company and, as applicable, from the Company's subsidiaries and affiliates in exchange for the following compensation, benefits and options, which replaced the compensation, benefits and options provided in Mr. Befort's employment agreement described above:

     o Payment, for 90 days after the Termination Date, of the same salary that we have been paying him under the Befort Agreement, with payments being made on our usual payroll dates. No additional compensation for vacation and sick days will accrue or be payable to Mr. Befort during the 90-day period; and

     o Issuance of options (the "Severance Options") to purchase 250,000 shares of our restricted common stock for a period of three years commencing on the Termination Date at an exercise price of $0.325 per share.

We entered into a written employment agreement with Randall P. Marx on October 1, 1998 with an effective date of September 1, 1998. Mr. Marx is the beneficial owner of 5.5 percent of our stock or 8,381,128 shares. The agreement was for a period of two years with an annual salary of $115,000. Mr. Marx was also eligible for a bonus of five percent of the income from our operations per fiscal year for each fiscal year during the term. No bonus was earned in either year. As a part of this agreement, Mr. Marx agreed to not compete with us for a period of two years following his termination as our employee. Effective, January 8, 2001, Mr. Marx entered into a one-year employment agreement with total annual compensation of $175,000. Effective February 12, 2001, Mr. Marx replaced Glenn A. Befort as Chief Executive Officer of the Company.

We entered into a written employment agreement with Gregory E. Raskin, President of our Winncom subsidiary, effective May 24, 2000. Mr. Raskin is the beneficial owner of 2.4 percent of our stock or 4,319,162 shares. The employment agreement is for the period May 24, 2000 through May 31, 2002, at an annual base salary of $250,000. Mr. Raskin also is eligible to earn bonuses of up to $500,000 over the term of the agreement, based on Winncom's periodic attainment of certain revenues and earnings objectives. Mr. Raskin earned his maximum bonus of $125,000 in 2000, no bonus was earned in 2001. Mr. Raskin also received options to purchase 250,000 shares of our common stock at a price of $0.89 per share from December 19, 2000 through May 24, 2002.

We entered into a written employment agreement with David McConnell, former President of our subsidiary, Starworks, effective October 1, 2000. The employment agreement was originally for the period October 1, 2000 through October 1, 2003, at an annual base salary of $150,000. Mr. McConnell also was eligible to earn bonuses of up to $100,000 over the term of the agreement, based on certain sales of the LTVA Antenna System Model 3000/6000. Mr. McConnell's agreement was terminated as of February 12, 2001 as described above in "Item 3. Legal Proceedings".

We entered into a written employment agreement with Burton J Calloway, Executive Vice President of the Wireless Communications Products Division, effective May 30, 2000. The employment agreement is for the period May 30, 2000 through May 29, 2003, at an annual base salary of $100,000. The base salary was adjusted to $115,000 effective October 1, 2001. Mr. Calloway also is eligible to earn bonuses of 3% of net profits over $180,000 of the Wireless Communications Products Division over the term of the agreement. A nominal bonus was earned for 2001. Mr. Calloway also received options to purchase 150,000 shares of our common stock at a price of $1.01 on May 30, 2000 and will be granted options to purchase 200,000 on May 30, 2001 and May 30, 2002, respectively as long as he is employed on those dates.

We entered into a written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111,000. Mr. Lamirato also is eligible to earn bonuses of $35,000 or 3% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), whichever is greater, over the term of the agreement. No bonus was earned for 2001. Mr. Lamirato also received options to purchase 175,000 shares of our common stock at a price of $0.33 per share from June 22, 2001 through June 30, 2004.

We entered into a written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. No bonus was earned for 2001. Mr. Olson also received options to purchase 500,000 shares of our common stock at a price of $0.27 per share from August 13, 2001 through August 13, 2004.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table summarizes certain information as of March 1, 2002 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                          Number of Shares
Name and Address of Beneficial Owner    Beneficially Owned (1)  Percent of Class
------------------------------------    ----------------------  ----------------

Randall P. Marx                             8,381,128(2)              5.5%
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Sigmund A. Balaban                          1,514,721(3)               1%
10 Grecian Street
Parsippany, NJ  07054

Donald A. Huebner                             979,500(4)                *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Gregory E. Raskin                           4,319,162(5)              2.84%
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

                                          Number of Shares
Name and Address of Beneficial Owner    Beneficially Owned (1)  Percent of Class
------------------------------------    ----------------------  ----------------

Monty R. Lamirato                             175,000(6)                *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Burton Calloway                                350,000(7)               *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Barry Nathanson                              9,524,509                6.25%
6 Shore Cliff Place
Great Neck, NY  11023

Hudson River Investments, Inc.               6,266,667                4.11%
c/o Nemazee Capital Corp.
720 Fifth Avenue
New York, NY 10019

Evansville Limited                           8,446,667                5.54%
c/o Quadrant Management Inc.
720 Fifth Avenue, 9th Floor
New York, NY  10019

All officers and directors
as a group (six persons)                     15,719,511(2)(3)         10.3%
                                                       (4)(5)(6)
* Less than one percent.

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

     (2) Includes 8,312,665 shares directly held by Mr. Marx, 40,000 shares held by his spouse's IRA and 28,463 shares owned beneficially through a 50% ownership of an LLC. This does not include 900,000 shares owned plus warrants to purchase 150,000 shares at $1.00 per share owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 155,000 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

     (3) Includes 1,414,721 shares directly held by Mr. Balaban; Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 100,000 shares at $0.15 per share until September 8, 2004, all of which are currently exercisable.

     (4) Includes 69,500 shares directly held by Dr. Huebner; Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 250,000 shares at $0.085 per share until May 15, 2003, 250,000 shares at $0.06 per share until May 10, 2004, and 10,000 shares at $1.01 per share until May 30, 2002, all of which are currently exercisable; and 200,000 shares granted to Dr. Huebner in connection with his employment agreement exercisable at $.23 until April 30, 2002.

     (5) Includes 3,898,389 shares directly held by Mr. Raskin, 170,773 shares beneficially owned by a partnership in which Mr. Raskin is a partner and options to purchase 250,000 shares at $0.89 until May 24, 2002 granted to Mr. Raskin in connection with his employment agreement.

     (6) Consists of options to purchase 175,000 shares at $.33 per share until June 22, 2004, granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.

     (7) Consists of options to purchase 350,000 shares at prices ranging from $.33 to $1.01 per share until May 30, 2003 granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Not applicable.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Financial Statements

         Report of Independent Auditors......................................F-1

         Consolidated Balance Sheets at December 31, 2001 and 2000...........F-3

         Consolidated Statements of Operations for the Years Ended
                December 31, 2001 and 2000...................................F-4

         Consolidated Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2001 and 2000...............F-5

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2001 and 2000...................................F-6

         Notes to Consolidated Financial Statements..........................F-7

         (a)(2) Exhibits.
                --------

                                  EXHIBIT INDEX
Exhibit
Number                                 Description
------                                 -----------

3.1a           Articles of Incorporation of Westcliff Corporation, now known as
               Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).
3.1b           Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's
               Post-Effective Amendment No. 3 to Form S-18 Registration
               Statement dated December 5, 1989 (File No. 33-18854-D).
3.1c           Articles and Agreement of Merger between the Company and Antennas
               America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's
               Post-Effective Amendment No. 3 to Form S-18 Registration
               Statement dated December 5, 1989 (File No. 33-18854-D)
3.1d           Amended And Restated Articles Of Incorporation dated October 11,
               2000 (5)
3.2            Bylaws of the Company as amended and restated on March 25, 1998
               (6)
10.1           Employment Agreement dated as of October 1, 1998 between the
               Company and Randall P. Marx is incorporated by reference from the
               Company's Annual Report on From 10-KSB for the year ended
               December 31, 1998 (File No. 000-18122)
10.2           Promissory Note dated February 15, 1999 from the Company to Jasco
               Products Co., Inc. (2)
10.3           Stock Option Agreement dated February 15, 1999 between the
               Company and Jasco Products Co., Inc. (2)
10.4           Agreement between and among Winncom Technologies Inc., Winncom
               Technologies Corp. and the Company dated May 24, 2000 (3)
10.5           Employment Agreement dated as of May 24, 2000 between Winncom
               Technologies Corp. and Gregory E. Raskin (5)
10.6           Agreement between and among Starworks Technology, Inc., Starworks
               Wireless Inc. and the Company dated September 29, 2000 (4)
10.7           Employment Agreement dated as of June 22, 2001 between ARC
               Wireless Solutions, Inc. and Monty R. Lamirato
10.8           Employment Agreement dated as of August 13, 2001 between ARC
               Wireless Solutions, Inc. and Steven C. Olson
10.9           Employment Agreement dated as of May 30, 2000 between ARC
               Wireless Solutions, Inc. (formerly Antennas America, Inc.) and
               Burton J. Calloway
21             Subsidiaries of the Registrant

---------------------------

(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)
(2) Incorporated by reference from the Company's Form SB-2 Registration Statement filed February 9, 2000 (File No. 333-96485)
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000
(4) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on October 13, 2000
(5) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001
(6) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998

      (b) Reports on Form 8-K

          During the quarter ended December 31, 2001, the Company filed Current Reports on Form 8-K regarding events occurring on each of December 11, 2001, November 30, 2001 and October 16, 2001 reporting the change of accountants pursuant to Item 4 of that form, reporting a litigation settlement reported on Item 5 of that form and reporting a press release filed on that date, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ARC Wireless Solutions, Inc.


Date:  March 29, 2002           By:  /s/ Randall P. Marx
                                   ---------------------------------------------
                                Randall P. Marx, Chief Executive Officer

Date:  March 29, 2002           By:  /s/ Monty R. Lamirato
                                   ---------------------------------------------
                                Monty R. Lamirato, Chief Financial Officer



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                                Signatures



March 29, 2002                                       /s/ Sigmund A. Balaban
                                                    ----------------------------
                                                    Sigmund A. Balaban, Director



March 29, 2002                                       /s/ Gregory E. Raskin
                                                    ----------------------------
                                                    Gregory E. Raskin, Director



March 29, 2002                                       /s/ Donald A. Huebner
                                                    ----------------------------
                                                    Donald A. Huebner, Director

Reports of Independent Auditors


The Board of Directors and Stockholders
ARC Wireless Solutions, Inc.

We have audited the accompanying consolidated balance sheet of ARC Wireless Solutions, Inc. as of December 31, 2001 and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. at December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Hein + Associates LLP

Denver, Colorado
February 28, 2002

The Board of Directors and Stockholders
ARC Wireless Solutions, Inc.

We have audited the accompanying consolidated balance sheet of ARC Wireless Solutions, Inc. as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. at December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Denver, Colorado
March 2, 2001

                          ARC Wireless Solutions, Inc.
                           Consolidated Balance Sheets
           (Shares and amounts in thousands except per share amounts)

                                                                December 31,
                                                           2001          2000
                                                         -----------------------
Assets
Current assets:
   Cash                                                  $    345      $  1,078
   Restricted cash                                           --             344
   Accounts receivable trade, net of
     allowance for doubtful accounts
     of $999 and $541, respectively                         4,687         4,021
   Accounts receivable vendors                              1,214           214
   Inventory, net                                           5,938         4,733
   Other current assets                                       117           383
                                                         ----------------------
Total current assets                                       12,301        10,773

Property and equipment, net                                   729           509

Other assets:
   Intangible assets, net                                  10,907        14,357
   Other assets                                                64            50
                                                         ----------------------
Total assets                                             $ 24,001      $ 25,689
                                                         ======================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                      $  5,273      $  5,904
   Bank line of credit - current                              925           313
   Accrued expenses                                           503           508
   Current portion of capital lease obligations                11             9
                                                         ----------------------
Total current liabilities                                   6,712         6,734

Capital lease obligations, less current portion                21             2
Bank line of credit, less current portion                   2,621         1,498
                                                         ----------------------
Total liabilities                                           9,354         8,234
                                                         ----------------------

Commitments (Notes 4, 7, 8 and 10)
Stockholders' equity: (Note 3)
   Common stock, par value $.0005;
      250,000 shares authorized; 154,304 and
      142,891 shares issued, respectively                      77            71
   Preferred stock, par value $.001;
      2,000 shares authorized;
      no shares issued and outstanding                       --            --
   Additional paid-in capital                              21,522        18,918
   Common stock reserved (1,959 shares)                      --           1,500
    Treasury stock (1,459 shares)                          (1,117)
   Accumulated deficit                                     (5,835)       (3,034)
                                                         ----------------------
Total stockholders' equity                                 14,647        17,455
                                                         ----------------------
Total liabilities and stockholders' equity               $ 24,001      $ 25,689
                                                         ======================

See accompanying notes to consolidated financial statements.

                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Operations
           (Shares and amounts in thousands except per share amounts)


                                                        Years ended December 31,
                                                          2001           2000
                                                        ------------------------


Sales, net                                              $  30,940     $  18,480
Cost of sales                                              24,886        15,626
                                                        -----------------------
      Gross profit                                          6,054         2,854

Operating expenses:
   Selling, general and administrative expenses             6,388         4,225
   Impairment write down                                    1,257          --
   Amortization of intangibles                              1,020           534
                                                        -----------------------
Total operating expenses                                    8,665         4,759
                                                        -----------------------
      Loss from operations                                 (2,611)       (1,905)

Other income (expense):
   Interest expense, net                                     (241)          (98)
   Other income                                               169           169
                                                        -----------------------
      Total other income (expense)                            (72)           71
                                                        -----------------------

Loss before income taxes                                   (2,683)       (1,834)
Provision for income taxes                                    118             7
                                                        -----------------------
Net loss                                                $  (2,801)    $  (1,841)
                                                        =======================

Basic and diluted loss per share                        $   (.019)    $  (0.015)
                                                        =======================
Weighted average shares outstanding                       148,568       125,229
                                                        =======================



See accompanying notes to consolidated financials statements.



                                              ARC Wireless Solutions, Inc.
                              Consolidated Statements of Changes in Stockholders' Equity
                              (Shares and amounts in thousands except per share amounts)


                                              Common Stock        Common     Additional
                                            -------------------   Stock       Paid in   Treasury   Accumulated
                                             Shares     Amount    Reserved    Capital     Stock       Deficit      Total
                                            -----------------------------------------------------------------------------

Balances, January 1, 2000                    95,090   $     47   $   --      $  1,892    $   --      $ (1,193)   $    746

Issuance of common stock and warrants        36,544         18       --        10,900        --          --        10,918
   in private placement transactions,
   net of expenses of $69
Issuance of common  stock in connection       6,946          3       --         5,997        --          --         6,000
   with Winncom acquisition
Cashless exercise of warrants and             3,411          2       --            (2)       --          --          --
   stock options
Exercise of stock options for cash              900          1       --            38        --          --            39
Common stock reserved in connection
   with Starworks acquisition 1,959            --         --         1,500       --          --          --         1,500
   shares)
Issuance of stock options for services         --         --         --            92        --          --            92
Issuance of common stock for  directors'       --         --         --             1        --          --             1
   fees
Net loss                                       --         --         --          --          --        (1,841)     (1,841)
                                            -----------------------------------------------------------------------------
Balances, December 31, 2000                 142,891         71      1,500      18,918        --        (3,034)     17,455

Common stock issued in a private              5,000          3       --           975        --          --           978
   placement transaction, net
   of expenses of $22
Common stock issued in connection  with       1,959          1     (1,500)      1,499        --          --          --
   Starworks acquisition (1,959 shares)
Common stock  returned in connection           --         --         --          --        (1,117)       --        (1,117)
   with settlement of Starworks
   litigation (1,459 shares)
Common stock issued upon exercise of            100       --         --             6        --          --             6
   options
Common stock issued for directors' fees        --         --         --             4        --          --             4
Common stock issued in exchange for           4,354          2       --            (2)       --          --          --
   warrants
Issuance of common stock options               --         --         --           122        --          --           122
Net loss                                       --         --         --          --          --        (2,801)     (2,801)
                                            -----------------------------------------------------------------------------
Balances, December 31, 2001                 154,304   $     77       --      $ 21,522    $ (1,117)   $ (5,835)   $ 14,647
                                            =============================================================================


See accompanying notes to consolidated financial statements.



                                     ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Cash Flows
                    (Shares and amounts in thousands except per share amounts)

                                                                                 Year Ended December 31,
                                                                                 2001               2000
                                                                              ----------------------------

Operating activities
Net loss                                                                      $ (2,801)           $ (1,841)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                               1,260                 678
     Provision for doubtful receivables                                            459                 366
     Non-cash expense for issuance of stock and options                            126                  93
     Impairment write-down                                                       1,257                --
     Changes in operating assets and liabilities:
       Restricted cash                                                             344                (311)
       Accounts receivable, trade and vendor                                    (2,125)             (1,709)
       Inventory                                                                  (619)             (2,311)
       Other current assets                                                        266                (368)
       Accounts payable and accrued expenses                                      (634)              2,631
       Other                                                                        74                 (36)
                                                                              ----------------------------
Net cash used in operating activities                                           (2,393)             (2,808)

Investing activities
Patent acquisition costs                                                           (25)                (35)
Acquisition of businesses, net of cash acquired                                   --                (7,309)
Acquisition of certain commercial assets                                          (826)               --
Purchase of property and equipment                                                (193)               (213)
                                                                              ----------------------------
Net cash used in investing activities                                           (1,044)             (7,557)

Financing activities
Repayment of notes payable - others and capital lease obligations                  (15)               (276)
Proceeds from private placement, including warrant exercises, net                  978              10,918
Proceeds from exercise of options, net                                               6                  39
Repayment of notes payable - officers                                             --                   (33)
Net borrowings under line of credit agreements                                   1,735                 617
                                                                              ----------------------------
Net cash provided by financing activities                                        2,704              11,265
                                                                              ----------------------------

Net increase (decrease) in cash                                                   (733)                900
Cash, beginning of period                                                        1,078                 178
                                                                              ----------------------------
Cash, end of period                                                           $    345            $  1,078
                                                                              ============================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                      $    241            $     95
   Cash paid for taxes                                                              55                --
Supplemental schedule of non-cash investing and financing activities:
  Acquisition of stock in exercise of warrants and options for
     issuance of newly issued shares of common stock                          $   --              $    562
  Purchase of assets under capital lease financing                                  36                --
                                                                              ----------------------------

See accompanying notes to consolidated financial statements.

                                                   F-6

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


1.  Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses, under the name of Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, the Company completed its initial public offering.

In 1989, the Company merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988. Pursuant to the merger, all the issued and outstanding stock of Antennas America, Inc. was converted into 41,952 shares, and the Company name was changed to Antennas America, Inc. At the annual shareholders meeting held on October 11, 2000, the shareholders voted to change the Company's name to ARC Wireless Solutions, Inc. from Antennas America, Inc. The Wireless Communications Products Division designs, develops, markets and sells a diversified line of antennas and related wireless communication systems, including base station panel antennas, conformal and phased array antennas, distributed primarily through third party OEMs and distributors located in the United States.

On May 24, 2000, the Company purchased, through its subsidiary, Winncom Technologies, Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. (See Note 4)

On September 29, 2000, the Company purchased, through its subsidiary, Starworks Wireless Inc. ("Starworks"), the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company). Starworks specializes in the design, manufacturing, marketing, distribution and service of direct-to-home dish satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet. The acquisition has been accounted for as a purchase and accordingly, the operations for Starworks have been included in the Company's consolidated statement of operations from September 29, 2000 (the date of acquisition) forward.

Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Kit"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


1.  Organization and Summary of Significant Accounting Policies, continued

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                            2001              2000
                                         ----------------------------
         Raw materials                   $  1,352            $    763
         Work in progress                     150                 128
         Finished goods                     4,738               3,974
                                         ----------------------------
                                            6,240               4,865
         Inventory reserve                   (302)               (132)
                                         --------------- ------------
         Net inventory                   $  5,938             $ 4,733
                                         ============================

Property and Equipment

Property and equipment are stated at acquired cost. The Company uses the straight-line method over estimated useful lives of three to seven years to compute depreciation for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of income. Property and equipment consist of the following at December 31:

                                                    2001                2000
                                                 ----------------------------
         Machinery and equipment                 $    852             $   522
         Computer equipment and software              323                 261
         Furniture and fixtures                       173                 138
         Leasehold improvements                        76                  53
                                                 ----------------------------
                                                     1424                 974
         Accumulated depreciation                    (695)               (465)
                                                 ----------------------------
                                                 $    729             $   509
                                                 ============================

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $234 and $138 during the years ended December 31, 2001 and 2000, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $11 and $6 for the years ended December 31, 2001 and 2000, respectively.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


1. Organization and Summary of Significant Accounting Policies, continued

Intangible Assets

Intangible assets consist principally of purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trademarks and trade names, assembled workforces and distribution network. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of future cash flows expected to result from the use of the assets in comparison with the assets carrying amount in deciding whether the goodwill is recoverable. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years.

                                                  2001          2000
                                                  ----          ----

            Patents                            $       149     $     132
            Assembled workforce                        125           125
            Distribution network                       150           150
            Goodwill                                11,888        14,547
                                               -------------------------
                                                    12,312        14,954
            Accumulated amortization                (1,405)         (597)
                                               -------------------------
            Intangible assets, net             $    10,907     $  14,357
                                               =========================

Fourth Quarter Adjustment

During the fourth quarter of 2001, the Company recorded the following year-end adjustments, which it believes are material to the results of that quarter. Goodwill was determined to be impaired because of the uncertainty of the current financial and operating condition of Starworks and the possibility that Starworks may be unable to generate future operating income in its legacy business without the transformation of Starworks into a conventional cable business.

                                                                           2001
                                                                           ----
Impairment write down of goodwill associated with Starworks acquisition  $ 1,257

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of the Company's individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance or as a result of fundamental changes in a subsidiary's market, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $205 and $198, respectively, for the years ended December 31, 2001 and 2000.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


1.  Organization and Summary of Significant Accounting Policies, continued

Revenue

Revenue is recorded when goods are shipped. The Company has established reserves for anticipated sales returns based on historical return percentages as well as specific identification and reserve of potential problem accounts. The Company has several major commercial customers who incorporate the Company's products into other manufactured goods, and returns from these customers have not been significant. Additionally, returns related to retail sales have been immaterial and within management's expectations.

Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash. From time to time the Company has cash balances in excess of Federally Insured amounts.

Restricted Cash

The Company had established a $300 standby letter of credit that guarantees payment for coaxial cable imported from China. The letter of credit was guaranteed by a certificate of deposit in the amount of $300 that matured on November 7, 2001 and had an annual percentage yield of 6.34%. The Letter of Credit expired on November 7, 2001 and was not renewed. The Company also had restricted cash under a revolving bank loan agreement that terminated in February 2001(Note 2).

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

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of $5.8 million since inception in 1989. During 2001, the Company was able to increase sales, increase gross margin and decrease SG&A expenses as a percentage of revenues. There can be no assurance however that the Company will achieve the desired result of positive cash flow from operations. Management believes that current working capital and available borrowings on existing bank lines of

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


1.  Organization and Summary of Significant Accounting Policies, continued

credit, together with additional equity infusions that management believes would be available, will be sufficient to allow the Company to maintain its operations through December 31, 2002.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $48 and $145 in 2001 and 2000, respectively.

Net Income Per Common Share

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2001 and 2000, the Company incurred net losses and stock options and stock warrants, totaling 6,598 and 12,570, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for those years.

Stock Option Plans

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition or results of operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


1.  Organization and Summary of Significant Accounting Policies, continued

the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company believes that the adoption of SFAS 142 will have a material effect on its financial position, results of operations and cash flows. At this time, the Company estimates that the effect of the adoption of Statement SFAS 142 will reduce operating expenses by approximately $836 as a result of reducing amortization of purchased intangibles. The adoption of Statement SFAS 141 is not expected to have any impact on the Company's financial position or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


2. Revolving Bank Loan Agreements and Notes Payable

In conjunction with the acquisition of Starworks Technology, Inc. on September 29, 2000, the Company assumed a $1,500 revolving bank loan agreement. The agreement was collaterallized by accounts receivable and restricted cash maintained in a non-collection reserve account as discussed below. In connection with the agreement, the Company assigned Starworks' accounts receivable to the bank for collection by the bank. In February 2001 the revolving bank loan agreement was terminated by the Company and all balances outstanding under the bank loan agreement were paid. At December 31, 2001 and 2000, $0 and $308, respectively were outstanding under this arrangement.

The amounts advanced under the terms of the agreement were equivalent to the gross amount of the accounts receivable assigned, net of a one-time bank service charge of 2.65% and a reserve for non-collection of 10%. The service charge was adjusted on a quarterly basis and may be adjusted to 3.15% based on the average collection period of the accounts receivable. Total service charges under the agreement were approximately $22 from the date of acquisition on September 29, 2000 through December 31, 2000 and $14 for 2001.

The amount of the required non-collection reserve was calculated based on the age of the specific invoices assigned. The non-collection reserve had been established in the form of an interest-bearing restricted cash account. Restricted cash in connection with this arrangement totaled $44 at December 31, 2000.

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001 and 10.0% at December 31, 2000). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000 the line was increased to $3,000 of which, $2,621 was outstanding at December 31, 2001 and $1,498 was outstanding under the agreement at December 31, 2000. This agreement expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

In connection with the acquisition of the Ball Assets in August 2001 Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001). This line is also collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. As of December 31, 2001 $925 was outstanding under this line of credit. This balance due under this letter of credit was due January 31, 2002. The Company is currently negotiating with the bank to convert this line of credit, currently due, to a long-term credit facility.

Also in conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $6 payroll account overdraft protection facility with a bank, of which $5 was outstanding under the facility at December 31, 2000.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


2. Revolving Bank Loan Agreements and Notes Payable, continued

Revolving bank lines of credit and notes payable to others at December 31, 2001 and 2000 consist of:

                                                      2001            2000
                                                 ---------------------------
    Bank line of credit - Starworks              $          -      $     308
    Bank line of credit - Winncom                       3,546          1,503
                                                 ---------------------------
                                                        3,546          1,811
    Less current portion                                 (925)          (313)
                                                 ---------------------------
                                                 $      2,621      $   1,498
                                                 ===========================

3. Stockholders' Equity

In January 2000, we completed a private placement offering of 22,000 units, with each unit consisting of one share of our restricted common stock and one redeemable common stock purchase warrant to purchase one share of our common stock, receiving proceeds of $1,034 in 1999 and $121 in 2000. Each unit entitled the holder to purchase one share of common stock at an exercise price of $.175 per share and became exercisable on March 14, 2000, the date a registration statement on Form SB-2 relating to the resale of the common stock sold in the private placement and of the common stock underlying the warrants was declared effective by the Securities and Exchange Commission. The holders of 19,235 warrants exercised their warrants in 2000 and the Company received gross proceeds of approximately $3,400. Total proceeds received in 2000 from the sale of units and exercise of warrants was approximately $3,400, net of related offering expenses of approximately $51

In March 2000, as approved by the Board of Directors, an officer/director, a former officer/director and one other director, exercised 2,765 warrants, acquired in a private placement, with an exercise price of $484 by exchanging 219 previously owned shares of the Company's common stock valued at $484. The value of the 219 shares of common stock received by the Company in this transaction was based on the average closing price of the Company's common stock on the five trading days prior to the transaction, which was $2.2062. Also in March 2000, a director of the Company used previously owned common stock, valued at $78, to exercise 900 common stock options with an aggregate exercise price of $78. Based on the same average closing price as used in the warrant exercise transaction previously noted, a total of 35 shares of previously owned common stock were exchanged as payment of the exercise price for the 900,000 common stock options. The Company received a total of 255 shares of common stock from these two cashless exercises. The common stock received was recorded as treasury stock then retired.

The Company also completed a second private placement offering in October 2000. This transaction provided for the issuance of up to 16,000 units, with each unit consisting of one share of restricted common stock at a price of $0.50 per share plus one redeemable common stock purchase warrant to purchase one share of common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and expire upon the earlier of one year from the date of registration of the underlying securities or five years from the date of offering. The Company sold 15,000 units in this private placement, from which the Company received gross cash proceeds of $7,500, all of which occurred during 2000. Related offering expenses were $18 in 2000 and $5 in 2001. In July 2001, the Company offered each Unit Investor the opportunity to either (1) exchange each three Warrants for one share of Common Stock ("Alternative A"), or (2) reduce the exercise price of each Warrant from $1.50 per share to $1.00 per

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


3. Stockholders' Equity, continued

share upon the Unit Investor's agreement to reduce the price associated with the Company's 30-day notice of redemption from $1.75 to $1.50 ("Alternative B"); provided, however, that if the Unit Investor determined to participate in either Alternative A or B, the Unit Investor was required to waive the Company's obligation to register the Unit Investor's sale or other transfer of the Registrable Securities (the "Registration Obligation"). Each Unit Investor electing Alternative A also was required to enter into a Restricted Sales Agreement (the "Restricted Sales Agreement") that includes the following restrictions with respect to the sale of all shares of Common Stock owned by the Unit Investor, except for any shares purchased subsequent to March 31, 2001:

     o On any trading day during the one-year period beginning on the day Alternative A goes into effect (which was August 9, 2001), the Unit Investor may sell or otherwise dispose of up to the Pro Rata Share, as defined below, for that Unit Investor, of (i) 15 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was 400 shares or less, or (ii) 20 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was greater than 400 shares; and

     o On any trading day during the one-year period between the first and second anniversaries of the effective date of Alternative A, the Unit Investor may sell or otherwise dispose of up to the Pro Rata Share for that Unit Investor of (i) 20 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was 400 shares or less, or (ii) 25 percent of the reported trading volume of the Common Stock for the immediately preceding trading day if the reported trading volume of the Common Stock for the prior trading day was greater than 400 shares.

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

As of December 31, 2001 holders representing an aggregate of 13,062 Units had agreed to participate in Alternative A and were issued 4,354 shares of common stock, holders representing an aggregate of 1,148 Units had agreed to participate in Alternative B and holders representing an aggregate of 790 units elected not to participate in Alternative A or B.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


3. Stockholders' Equity, continued

The Company sold 5,000 shares of restricted common stock at $.20 per share in a private placement offering through September 2001 from which it received gross cash proceeds of $1,000. Related offering expenses were $22.

In November 1997, the Board of Directors approved the Company's 1997 Stock Option and Compensation Plan ("the Plan"). Pursuant to the Plan, the Company may grant options to purchase an aggregate of 5,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be nonqualified options. The options granted are valued at the stock price on the date of grant and have varying exercise periods. During 2001 and 2000 the Company granted 1,560 and 2,061 options under the plan, respectively.

Through May 24, 2000, directors who were not also employees ("Outside Directors") automatically received options to purchase 250 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors were not exercisable at the time of grant. Options to purchase 50 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the fair market value per share of our common stock on the date of grant. All options granted to Outside Directors expire five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 250 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 250 to 25 options, and (2) decrease the amount of exercisable options from 50 to 5 per meeting. The term of the Outside Director options granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change. The Company granted a total of 275 options to Outside Directors under the Plan during 2000, at exercise prices from $0.89 to $1.01 per share. Outside Directors earned $2 in meeting attendance fees (which will be paid through issuance of 27 shares in 2000) and vested 325 stock options during fiscal year ended December 31, 2000. Outside Directors earned $4 in meeting attendance fees. During 2001 and 2000, the Company granted options for 600 and 9,809 shares, respectively, of the Company's common stock outside of the Plan. These options were granted to former officers, with an exercise price equal to the average stock price on the date of grant with varying exercise periods.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


3. Stockholders' Equity, continued

The following table summarizes the option activity for 2001 and 2000:


                                             Number of       Weighted Average
                                              Shares        Exercise Price ($)
                                        ======================================

2000 Activity:
  Outstanding at beginning of year            2,500              0.074
  Granted                                    11,870              0.909
  Exercised                                  (1,300)             0.079
  Forfeited or expired                         (500)             0.052

                                            --------------------------
  Outstanding at end of year                 12,570              0.921

                                            ==========================
  Exercisable at end of year                  1,870              0.629

  2001 Activity:
  Outstanding at beginning of year           12,570              0.921
  Granted                                     2,160              0.283
  Exercised                                    (100)             0.06
  Forfeited or expired                       (9,970)             0.976
                                            --------------------------
  Outstanding at end of year                  4,660              0.525
                                            ==========================
  Exercisable at end of year                  3,590              0.487
                                            ==========================

At December 31, 2001, there are 600 options exercisable from $0.06 to $0.15, 1,660 from $.21 to $.58, 970 at $0.63 to $.90, and 360 at $1.01 to $1.03. These
options expire between 2001 and 2005. The weighted average grant date fair values of the options granted during 2001 and 2000 were $0.209 and $.868, respectively. All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2001 and 2000 were 2.02 years and 3.75 years, respectively.

 In February 2001 the Company's former Chief Executive Officer and Chief Financial Officer relinquished a combined 9,900 options granted during 2000, of which 676 were granted under the Plan and 9,224 were granted outside of the Plan. As part of the termination agreement the Company granted new fully vested options for 550 shares outside of the Plan to these former employees, with an exercise price equal to the average stock price on the date of their respective departures. The Black-Scholes value of these non-qualified options is $122, which the Company recognized as expense in the first quarter of 2001.

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

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


3. Stockholders' Equity, continued

valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma recognition regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS
123. The fair value for options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions used for all options granted in 2001 and 2000: risk-free interest rate ranging from 4% to 6%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of between 1.428 to 1.509 and an expected life of one to five years.

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

                                                         December 31,
                                                     2001           2000
                                                   ------------------------
      Net loss:
        As reported                                $(2,801)        $(1,841)
        Pro forma                                  $(3,264)        $(2,692)
      Loss per share:
        As reported                                 $(.019)        $(0.015)
        Pro forma                                   $(.022)        $(0.021)

Additionally, the Company recorded $122 and $92 of expense during 2001 and 2000, respectively related to non-employee options that were granted and vested.

4. Acquisitions

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

In September 2000, the Company purchased, through its subsidiary, Starworks, the outstanding shares of Starworks Technology, Inc. The original aggregate consideration was $3,000, consisting of $1,500 in cash (of which the Company paid $1,000 at closing) and $1,500 in shares of the Company's common stock (1,959 shares). The purchase agreement provided for a reduction in the cash

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


4. Acquisitions (continued)

purchase price in the event that the audited net assets of Starworks at closing were less than $592. Pursuant to this provision, in December 2000 the sellers forfeited the $500 of the cash portion of the purchase price that was not paid at closing and returned an additional $194 of cash as a result of the certified audit of the closing balance sheet. The Company recorded $2,506 of goodwill in connection with the acquisition.

In January 2001 in the Federal District Court in the Northern District of Georgia, the Company commenced litigation against Mr. and Mrs. McConnell and other parties claiming either for the transaction to be reversed or for the McConnell's to pay damages for their alleged misrepresentations regarding the sale of Starworks to the Company. The McConnell's also filed suit against the Company claiming damages from the Company for alleged misrepresentations by the Company. In December 2001, a settlement agreement was reached between the Company and the McConnell's whereby 1,459 shares of the Company's common stock paid to the McConnell's as part of the consideration was returned to the Company and the Company received an option to purchase the remaining 500 shares of common stock at $.15 per share. The Company exercised its option in January 2002 and purchased the remaining shares for $75. As a result of the 1,459 shares being returned to the Company, goodwill has been reduced by approximately $1.1 million.

These acquisitions have been accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of each acquisition. Summarized unaudited pro forma results of operations reflecting the acquisitions of Winncom Technologies, Inc. and Starworks Technology, Inc. assuming acquisition as of January 1, 2000 are as follows:
                                                   For the Year
                                                  Ended December 31
                                                  -----------------
                                                       2000
                                                  -----------------

    Net sales                                         $27,553
                                                  =================
    Net loss                                           (2,079)
                                                  =================
    Loss per share                                    $ (0.02)
                                                  =================

On August 21, 2001 the Company acquired certain commercial assets of the wireless communications products line of Ball Aerospace & Technologies Corp. ("BATC"), a wholly owned subsidiary of Ball Corporation, for $925. The assets acquired consist mainly of raw materials and finished goods inventory, testing and production equipment and the purchase price has been allocated to these specifically identifiable assets. In November 2001 the purchase price was adjusted in accordance with the Purchase Agreement for variances in actual assets delivered to the Company by BATC. BATC has agreed to refund to the Company $99 pursuant to the Agreement and such refund was received subsequent to December 31, 2001.

In accordance with the Purchase Agreement with BATC, the Company may be obligated to purchase materials under a long-term supply contract. The contract is for deliveries over a one-year period and is for approximately $233.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


5. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally accelerated depreciation for income tax purposes. Such amounts have not been significant. Income tax expense for the years ended December 31, 2001 and 2000 is as follows:

                                             2001           2000
                                         ----------------------------

      Current                            $      118     $           7
      Deferred                                    -                 -
                                         ------------ ---------------
      Total                              $      118     $           7
                                         ============ ===============

The Company has not recorded a liability for federal income taxes payable currently, or for deferred taxes to future periods due to the existence of substantial net operating loss carry-forward amounts available to offset taxable income. The components of the deferred taxes asset as of December 31 are as follows:

                                                     2001              2000
                                                 ------------------------------
   Deferred tax assets:
      Net operating loss carry-forwards          $        530     $         864
      Stock option compensation                            45                 -
      Inventory reserve                                   112                49
      Accrued expenses                                      9                 -
      Bad debt reserves                                   371               202
                                                 ------------------------------
                                                        1,067             1,115
  Deferred tax liabilities:
      Prepaids                                            (35)                -
      Property and equipment                              (54)              (57)
                                                 ------------------------------
                                                          (89)              (57)

  Deferred tax assets                                     978             1,058
  Valuation allowance                                    (978)           (1,058)
                                                 ------------------------------
  Net deferred tax assets                        $        -        $        -
                                                 ==============================

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 34% to the provision for income taxes is as follows at December 31:

                                                       2001              2000
                                                   ----------------------------
      Tax benefit computed at statutory rate       $     (912)     $       (624)
      State income tax                                    118               (49)
      Valuation allowance                                 (38)              613
      Effect of permanent differences                     950               113
      Other                                                 -               (46)
                                                   ----------------------------
      Provision for income taxes (benefit)         $      118      $          7
                                                   ============================

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


5. Income Taxes, continued

As of December 31, 2001 and 2000, an evaluation of the reserve determined that it was more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded. The valuation allowance for 2001 and 2000 decreased $80 and increased $620, respectively.

The Company has a net operating loss carry-forward of approximately $1.4 million, which begin to expire from 2004 to 2015. The net operating loss carry-forwards may be subject to further limitation pursuant to IRS section 382 and may expire unused.


6. Sales to Major Customers

The Company had no sales in excess of 10% of its net sales to any unrelated parties for the year ended December 31, 2001 and 2000.

7. Significant Suppliers

During 2001, the Company purchased approximately 66% of its product from four vendors and in 2000 the Company purchased approximately 80% of its product from two vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

8.  Leases

The Company leases its facilities under operating leases through 2005. Minimum future rentals payable under the leases are as follows:

                    2002                             $   395
                    2003                                 205
                    2004                                  94
                    2005                                  98
                                                     -------
                                                     $   792
                                                     =======

Rent expense was $459 and $292 for the years ended December 31, 2001 and 2000, respectively.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


8.  Leases, continued

Property, plant and equipment includes the following amounts for leases that have been capitalized at December 31, 2001 and December 31, 2000.

                                                December 31,       December 31,
                                                   2001               2000

         Machinery and Equipment                 $    39            $     6
         Computers and Software                       42                 39
         Furniture and Fixtures                       20                 20
                                                 --------------------------
                                                     101                 65
         Less accumulated amortization               (50)               (38)
                                                 -------- -----------------
                                                 $    51            $    27
                                                 ==========================

The Company recorded amortization expense of $12 on assets recorded under capitalized leases for 2001 and 2000. Future minimum lease payments under capital leases are as follows at December 31, 2001:

                     2002                                      $   17
                     2003                                          15
                     2004                                           5
                                                               ------
                     Total minimum lease payments                  37
                     Amount representing interest                  (5)
                                                               ------
                     Present value of lease payments           $   32
                                                               ======

9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. The Company made no contributions to the Plan for fiscal years 2001 or 2000.


10. Commitments

Effective, January 8, 2001, Mr. Marx entered into a one-year employment agreement with total annual compensation of $175. Effective February 12, 2001, Mr. Marx replaced Glenn A. Befort as Chief Executive Officer of the Company.

The Company entered into a written employment agreement with Gregory E. Raskin, President of our Winncom subsidiary, effective May 24, 2000. The employment agreement is for the period May 24, 2000 through May 31, 2002, at an annual base salary of $250. Mr. Raskin also is eligible to earn bonuses of up to $500 over the term of the agreement, based on Winncom's periodic attainment of certain revenues and earnings objectives. Mr. Raskin earned his maximum bonus of $125 in 2000 and no bonus was earned in 2001.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


10. Commitments, continued

The Company entered into a written employment agreement with Burton J Calloway, Executive Vice President of the Wireless Communications Products Division, effective May 30, 2000. The employment agreement is for the period May 30, 2000 through May 29, 2003, at an annual base salary of $100. The base salary was adjusted to $115 effective October 1, 2001. Mr. Calloway also is eligible to earn bonuses of 3% of net profits over $180 of the Wireless Communications Products Division over the term of the agreement. A nominal bonus was earned for 2001.

The Company entered into a written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111. Mr. Lamirato also is eligible to earn bonuses of $35 or 3% of EBITDA, whichever is greater, over the term of the agreement. No bonus was earned for 2001.

The Company entered into a written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. No bonus was earned for 2001.

11. Subsequent Events

In January 2002 the Company exercised its option to repurchase the remaining 500 shares from the McConnell litigation settlement for $75.

13. Segment Information

The Company has three reportable segments that are separate business units that offer different products as follows: distribution of wireless communication products, antenna manufacturing and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers.

                          ARC Wireless Solutions, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001
            (Shares and Dollars in Thousands, Except Per Share Data)


13. Segment Information, continued

Financial information regarding the Company's three operating segments for the years ended December 31, 2001 and 2000 are as follows:




                                           Distribution     Manufacturing        Cable       Corporate       Total
                                         ----------------- ----------------- -------------- ------------- ------------

Net Sales                       2001          $ 25,922        $ 3,917         $ 1,210       $   (109)      $30,940
                                2000            15,343          2,609             572            (44)       18,480

Net Earnings (Loss)             2001               386            369          (1,904)        (1,652)       (2,801)
                                2000               350           (507)            (99)        (1,585)       (1,841)

Earnings  (Loss) before Income  2001               504            369          (1,904)        (1,652)       (2,683)
Taxes                           2000               357           (507)            (99)        (1,585)       (1,834)

Identifiable Assets             2001            20,675          4,724             531         (1,929)       24,001
                                2000            19,107          2,807           3,598            177        25,689

Capital Expenditures            2001                71            350               1                          422
                                2000                69            144                                          213

Depreciation and Amortization   2001               877            201             182                        1,260
                                2000               501            133              44                          678

Interest Expense                2001               192             29              14              6           241
                                2000                70              6              22                           98

Corporate represents the operations of the parent Company, including segment eliminations.