Form 10QSB
period 2002-03-31
ARC WIRELESS SOLUTIONS INC
filed 2002-05-08
CIK 826326

================================================================================


     UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
                               ------------------

                                  FORM 10 - QSB
                               ------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2002.

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

As of May 1, 2002, the Registrant had 153,298,329 shares outstanding of its $.0005 par value common stock.

Transitional Small Business Disclosure Format (Check One):
Yes           No   X
    -----        -----

================================================================================

                          ARC Wireless Solutions, Inc.

              Quarterly Report on FORM 10-QSB For The Period Ended

                                 March 31, 2002

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002
                (unaudited) and December 31, 2001..........................3

         Consolidated Statements of Operations for the
                Three Months Ended March 31, 2002 and 2001 (unaudited).....4

         Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2002 and 2001 (unaudited).....5

         Notes to Consolidated Financial Statements........................6


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Results of Operations.............................................9

         Financial Condition..............................................11

         Forward Looking Statements.......................................11



                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales
        of Unregistered Securities........................................12

Item 6.  Exhibits and Reports on Form 8-K.................................12




Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       ARC Wireless Solutions, Inc.
                                       Consolidated Balance Sheets

                                                                   March 31,              December 31,
                                                                     2002                     2001
Assets                                                            (unaudited)                  *
Current assets:
   Cash                                                          $    146,000             $    345,000
   Accounts receivable - customers, net                             5,144,000                4,687,000
   Accounts receivable - vendors, net                               1,480,000                1,214,000
   Inventory, net                                                   5,422,000                5,938,000
   Other current assets                                               279,000                  117,000
                                                                 -------------------------------------
Total current assets                                               12,471,000               12,301,000
                                                                 -------------------------------------

Property and equipment, net                                           679,000                  729,000
                                                                 -------------------------------------

Other assets:
   Intangible assets including goodwill, net                       10,923,000               10,907,000
   Deposits                                                            66,000                   64,000
                                                                 -------------------------------------
Total assets                                                     $ 24,139,000             $ 24,001,000
                                                                 =====================================

Liabilities and stockholders' equity Current liabilities:
   Bank line of credit                                           $    925,000             $    925,000
   Accounts payable                                                 4,837,000                5,273,000
   Current portion of capital lease obligations                        10,000                   11,000
   Accrued expenses                                                   363,000                  503,000
                                                                 -------------------------------------
Total current liabilities                                           6,135,000                6,712,000

Capital lease obligations, less current portion                        19,000                   21,000
Bank line of credit, less current portion                           2,790,000                2,621,000
                                                                 -------------------------------------
Total liabilities                                                   9,524,000                9,354,000
                                                                 -------------------------------------

Commitments
Stockholders' equity:
   Common stock                                                        78,000                   77,000
   Preferred stock                                                       --                       --
   Treasury stock                                                  (1,192,000)              (1,117,000)
   Additional paid-in capital                                      21,680,000               21,522,000
   Accumulated deficit                                             (5,371,000)              (5,835,000)
                                                                 -------------------------------------
Total stockholders' equity                                         15,195,000               14,647,000
                                                                 -------------------------------------
Total liabilities and stockholders' equity                       $ 24,139,000             $ 24,001,000
                                                                 =====================================

* These numbers were derived from the audited financial statements for the year ended December 31, 2001.

See accompanying notes.






                                 ARC Wireless Solutions, Inc.
                            Consolidated Statements of Operations


                                                              Three months ended March 31,
                                                            2002                       2001
                                                         --------------------------------------
                                                                       (unaudited)

Sales, net                                               $ 8,006,000                $ 8,099,000
Cost of sales                                              6,204,000                  6,785,000
                                                         --------------------------------------
      Gross profit                                         1,802,000                  1,314,000
                                                         --------------------------------------

Operating expenses:
   Selling, general and administrative expenses            1,454,000                  1,813,000
   Amortization of purchased intangibles                        --                      250,000
                                                         --------------------------------------
Total operating expenses                                   1,454,000                  2,063,000
                                                         --------------------------------------
      Income (loss) from operations                          348,000                   (749,000)

Other income (expense):
   Interest expense, net                                     (48,000)                   (48,000)
   Gain from debt cancellation                               178,000                       --
   Other income                                                6,000                     12,000
                                                         --------------------------------------
      Total other income (expense)                           136,000                    (36,000)
                                                         --------------------------------------
Income (loss) before income taxes                            484,000                   (785,000)

Provision for income taxes                                   (20,000)                    (4,000)
                                                         --------------------------------------
Net Income (loss)                                        $   464,000                $  (789,000)
                                                         ======================================

Net loss per share (basic and diluted)
                                                                --                  $     (.005)
                                                         ======================================
Net income (loss) per share - basic                      $      .003                       --
                                                         ======================================
Net income (loss) per share - diluted                    $      .003                       --
                                                         ======================================

See accompanying notes.





                                       ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Cash Flows


                                                                       Three months ended March 31,
                                                                       2002                   2001
                                                                   ----------------------------------
                                                                                (unaudited)
Operating activities
Net income (loss)                                                  $   464,000            $  (789,000)
Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:
     Depreciation and amortization                                      74,000                293,000
      Debt cancellations                                              (178,000)
     Non-cash expense for issuance of stock and options                 34,000                125,000
     Changes in operating assets and liabilities:
       Restricted cash                                                    --                   44,000
       Accounts receivable, trade and vendor                          (723,000)              (939,000)
       Inventory                                                       516,000                 (8,000)
       Prepaids and other current assets                              (162,000)                (7,000)
       Deposits                                                         (2,000)                23,000
       Accounts payable and accrued expenses                          (398,000)               476,000
                                                                   ----------------------------------
Net cash used in operating activities                                 (375,000)              (782,000)
                                                                   ----------------------------------

Investing activities
Patent acquisition costs                                               (19,000)                (2,000)
Acquisition of businesses, net of cash acquired                           --                   23,000
Purchase of plant and equipment                                        (21,000)               (81,000)
                                                                   ----------------------------------
Net cash used in investing activities                                  (40,000)               (60,000)
                                                                   ----------------------------------

Financing activities
Repayment of notes and capital lease obligations                        (3,000)                (2,000)
Net borrowings under lines of credit                                   169,000                193,000
Proceeds from private placement, net                                   125,000                   --
Acquisition of treasury shares                                         (75,000)                  --
                                                                   ----------------------------------
Net cash provided by financing activities                              216,000                191,000
                                                                   ----------------------------------

Net increase (decrease) in cash                                       (199,000)              (651,000)
Cash, beginning of period                                              345,000              1,078,000
                                                                   ----------------------------------
Cash, end of period                                                $   146,000            $   427,000
                                                                   ==================================

Supplemental cash flow information:
  Cash paid for interest                                           $    48,000            $    59,000
                                                                   ==================================




See accompanying notes.

                                                   5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company operates in three business segments which are identified as distribution, manufacturing and cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future period.

Note 2.  Consolidation Policy

The accompanying unaudited consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC") and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Starworks"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

Note 3. Earnings Per Share

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the quarter ended March 31, 2001 the Company incurred net losses and stock options and stock warrants totaling 18,120,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the quarter ended March 31, 2001.


The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                            Three Months Ended         Three Months Ended
                                                              March 31, 2002             March 31, 2001
         Numerator: Net Income (Loss)                                $464,000                 $ (789,000)
                                                         ===============================================
         Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                  152,530,000                144,849,000
         Effect of dilutive securities
           Employee stock options                                   4,310,000                         -
           Common stock warrants                                    1,938,000                         -
                                                         -----------------------------------------------
         Denominator for diluted earnings per share
         - adjusted weighted average shares and
         assumed conversion                                       158,778,000                144,849,000
                                                         ===============================================

         Basic earnings per share                                       $.003                     $(.005)
                                                         ===============================================

         Diluted earnings per share                                     $.003                     $(.005)
                                                         ===============================================

Note 4.  Revolving Bank Loan

Winncom Technologies Corp. has two bank lines of credit bearing an interest rate of prime plus 0.5% (5.25% on March 31, 2002). One line of credit is a revolving line of credit for $3.5 million, of which $2.8 million is outstanding at March 31, 2002, and it expires April 2003 and the other line of credit is for $1 million, of which $925,000 is outstanding at March 31, 2002 and was due January 31, 2002. We are currently in negotiations with the Bank to increase our revolving line of credit facility and combine the two outstanding lines into a single credit line. The credit lines are collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. The credit line provides that Winncom is prohibited from guaranteeing any obligations of, or paying or advancing any distribution or other amount to, ARC Wireless Solutions, Inc. or any of its subsidiaries. ARC is a general corporate guarantor of this loan.

Note 5.  Acquisitions

On August 21, 2001 the Company acquired certain commercial assets of the wireless communications products line of Ball Aerospace & Technologies Corp.
(BATC), a wholly owned subsidiary of Ball Corporation, for $925,389. The assets acquired consist mainly of raw materials and finished goods inventory, testing and production equipment and the purchase price has been allocated to these specifically identifiable assets. In November 2001 the purchase price was adjusted in accordance with the Purchase Agreement for variances in actual assets delivered to the Company by BATC. BATC refunded to the Company $99,271 pursuant to the Agreement.

Note 6. Equity Transactions

In July 2001, the Company offered each Investor who had purchased units ("Unit Investor") of common stock and common stock purchase warrants ("Warrants") in the Company's private placement in 2000 the opportunity to either (1) exchange each three Warrants for one share of Common Stock ("Alternative A"), or (2) reduce the exercise price of each Warrant from $1.50 per share to $1.00 per share upon the Unit Investor's agreement to reduce the price associated with the Company's 30-day notice of redemption from $1.75 to $1.50 ("Alternative B"); provided, however, that if the Unit Investor determined to participate in either Alternative A or B, the Unit Investor was required to waive the Company's obligation to register the Unit Investor's sale or other transfer of the Registrable Securities (the "Registration Obligation"). Each Unit Investor electing Alternative A also was required to enter into a Restricted Sales Agreement (the "Restricted Sales Agreement") that includes the following restrictions with respect to the sale of all shares of Common Stock owned by the Unit Investor, except for any shares purchased subsequent to March 31, 2001:

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

The Company has sold 754,545 shares of restricted common stock at $.165 per share in a private placement offering through March 31, 2002 from which it received gross cash proceeds of $124,500. Within 30 days following the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company is obligated to file a registration statement covering the resale of these shares.

In January 2002 the Company exercised its option to repurchase the remaining 500,000 shares from the McConnell litigation settlement for $75,000.

In March 2002, the Company issued 200,000 shares of restricted common stock for consulting services.

Note 7.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and as such the Company adopted SFAS 142 effective January 1, 2002. The adoption of Statement SFAS 141 did not have any impact on the Company's financial position or cash flows.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Results of operations prior to the adoption of SFAS No. 142 are not restated. The following reconciles the reported net income (loss) and earnings (loss) per share to that which would have resulted had SFAS No.142 been applied to the three month period ended March 31, 2001.

                                                             Three Months Ended
                                                              March 31, 2001

    Reported net loss                                               $(789,000)
    Add: Goodwill amortization, net of tax                            250,000
                                                             ----------------
    Adjusted net loss                                               $(539,000)
                                                             ================

    Reported basic loss per share                                      $(.005)
    Add: Goodwill amortization, net of tax, per basic share
                                                                         .001
                                                             ----------------
    Adjusted basic loss per share                                      $(.004)
                                                             ================

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

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of Statement 144 effective January 1, 2002 and the adoption did not have a material effect on its financial position, results of operations, or cash flows.

Note 8.  Industry Segment Information

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Financial information regarding the Company's three operating segments for the quarters ended March 31, 2002 and 2001 are as follows:



                                  Distribution     Manufacturing         Cable           Corporate          Total
                                 ------------------------------------------------------------------------------------
Net Sales               2002     $  5,905,000      $  1,959,000      $    193,000      $    (51,000)     $  8,006,000
                        2001     $  7,160,000      $    566,000      $    412,000      $    (39,000)     $  8,099,000

Net Earnings (Loss)     2002     $     72,000      $    307,000      $    (63,000)     $    148,000      $    464,000
                        2001     $    200,000      $   (108,000)     $   (256,000)     $   (625,000)     $   (789,000)

Earnings (Loss)
before Income Taxes     2002     $     92,000      $    307,000      $    (63,000)     $    148,000      $    484,000
                        2001     $    204,000      $   (108,000)     $   (256,000)     $   (625,000)     $   (785,000)

Identifiable Assets     2002     $ 21,059,000      $  4,553,000      $    476,000      $ (1,949,000)     $ 24,139,000
                        2001     $ 19,635,000      $  2,295,000      $  3,259,000      $    453,000      $ 25,642,000

Corporate represents the operations of the parent Company, including segment eliminations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales were $8 million and $8.1 million for the three-month periods ended March 31, 2002 and 2001, respectively. The slight decrease, 1%, in revenues comparing the three months ended March 31, 2002 to the three months ended March 31, 2001 is attributable to three factors, 1) an increase in revenues from the Wireless

Communications Products Division, primarily revenues from base station antennas which were $1.3 million for the quarter ended March 31, 2002 and $0 for the quarter ended March 31, 2001, 2) a decrease in Starworks revenues from $412,000 for the quarter ended March 31, 2001 to $193,000 for the quarter ended March 31, 2002 and 3) a decrease in Winncom revenues from $7.2 million for the quarter ended March 31, 2001 to $5.9 million for the quarter ended March 31, 2002.

Gross profit margins were 22.5% and 16.2% for the three-months ended March 31, 2002 and March 31, 2001, respectively. The increase in gross margin for the quarter ended March 31, 2002 vs. the quarter ended March 31, 2001 is primarily the result of the increase in revenues from the Wireless Communications Products Division, whose products have a higher margin than Winncom or Starworks. When the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended March 31, 2002, the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the first quarter, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $150,000 and $200,000 for the quarter ended March 31, 2002. Because the BATC inventory was not purchased until August 21, 2001, no such benefit was recognized for the quarter ended March 31, 2001.

Selling, general and administrative expenses (SG&A) decreased by $359,000 for the three months ended March 31, 2002 compared to March 31, 2001. In addition, SG&A as a percent of revenue decreased from 22.4% for the three months ended March 31, 2001 to 18.2% for the three months ended March 31, 2002. The decrease in SG&A comparing 2002 to 2001 is primarily due to legal fees in connection with the Starworks' litigation and certain employee termination costs, which were incurred in 2001 but not in 2002. During the quarter ended March 31, 2001, termination agreements were entered into with the former CEO of the Company and the former CFO of the Company. The former CEO received $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.325 per share and the former CFO received $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company recognized $232,000 of expense related to these termination agreements during the quarter ended March 2001, including $122,000 of non-cash compensation related to the issuance of the options. This expense was partially offset by the elimination of $96,000 of accrued bonuses as part of the severance agreements. In addition, the first quarter of 2001 included $283,000 in expenses related to impairment of assets, adjustments, litigation and other costs of the Kit Company acquisition.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Consequently, there was no amortization of purchased intangibles for the quarter ended March 31, 2002 as compared to $250,000 in amortization of purchased intangibles for the quarter ended March 31, 2001. (See Note 7)

Net interest expense was $48,000 for the three months ended March 31, 2002 and 2001. The average balance outstanding on the lines of credit was higher by $1.6 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 but the interest rate was 5.25% for 2002 as compared to 9% for 2001. The line of credit balance was increased by $925,000 in September 2001 as the proceeds were used to finance the Ball assets acquisition (see Note 6 above.)

Included in other income for the three months ended March 31, 2002 is a gain from debt settlements of $178,000. There was no gain from debt settlements for the quarter ended March 31, 2001.

The Company had net income for the three months ended March 31, 2002 of $464,000 compared to a net loss of $789,000 for the three months ended March 31, 2001 primarily due to four factors, 1) an increase in gross margin percent from 16.2% for the quarter ended March 31, 2001 to 22.5% for the quarter ended March 31, 2002, 2) a reduction in SG&A expenses relative to revenues from 22.4% in 2001 to 18.2% in 2002, which resulted partially from the use of inventory at below-market cost and partially from increased sales of higher margin products,
3) the termination of amortization of goodwill effective January 1, 2002 which was $250,000 for the quarter ended March 31, 2001 and 4) the gain from debt settlements of $178,000 recorded for the quarter ended March 31, 2002.

Financial Condition

The net cash used in operating activities decreased from $782,000 for the quarter ended March 31, 2001 to $375,000 for the quarter ended March 31, 2002 primarily due to an increase in income from operations in 2002 of $348,000 as compared to a loss from operations in 2001 of $749,000. The decrease in inventory in 2002 was largely attributable to improved sales in the base station antennas coupled with management's efforts to improve inventory turns. Accounts receivable have increased due to increased sales in March of 2002 as compared to March of 2001 and to increased receivables from vendors. The decrease in accounts payable in 2002 was primarily due to the decrease in levels of inventory purchased from vendors during the first quarter and the depletion of the BATC inventory purchased in August 2001.

The net cash used in investing activities of $40,000 in 2002 and $60,000 in 2001 is primarily the result of increases in patents and purchases of equipment.

The net cash provided by financing activities in 2002 is primarily the result of increases in net borrowings under lines of credit of $163,000 and proceeds from a private placement of $125,000 offset by the purchase of treasury stock in the amount of $75,000 in connection with the McConnell litigation settlement. For 2001 the net cash provided by financing activities is primarily the result of increases in net borrowings under lines of credit of $193,000.

The Company's working capital at March 31, 2002 was $6.3 million compared to $5.6 million at December 31, 2001.

In conjunction with the acquisition of Winncom Technologies Corp. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001 and at March 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. The credit line provides that Winncom is prohibited from guaranteeing any obligations of, or paying or advancing any distribution or other amount to, ARC Wireless Solutions, Inc. or any of its subsidiaries. ARC is a general guarantor of this loan. On November 27, 2000 the line was increased to $3,000,000, of which $2,621,000 was outstanding at December 31, 2001, and $2,790,000 was outstanding at March 31, 2002. This agreement expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

In connection with the acquisition of the Ball Assets in August 2001 Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001 and at March 31, 2002). This line is also collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. As of December 31, 2001 and March 31, 2002, $925,000 was outstanding under this line of credit. This balance due under this letter of credit was due January 31, 2002. The Company is currently negotiating with the bank to convert this line of credit, currently due, to a long-term credit facility.

In conjunction with the acquisition of Starworks Technology Inc. on September 29, 2000, the Company assumed a $1.5 million revolving bank loan, which was secured by accounts receivable and restricted cash maintained in a non-collection reserve account. The Company ceased assigning Starworks' accounts receivable to the bank in February 2001. There is no balance outstanding under the revolving bank loan at March 31, 2002 or December 31, 2001.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

In March 2002, the Company sold 754,545 shares of restricted common stock at $.165 per share to two accredited investors in a private placement transaction. These sales resulted in gross proceeds to the Company of $124,500. The issuance of these shares of common stock were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. The Company intends to use the net proceeds from this offering for working capital purposes. The Company is obligated to file with the SEC, within 30 days after the filing with the SEC of the Company's annual Report on Form 10-KSB for the year ended December 31, 2001, a registration statement covering resale of these shares.

Item 6.  Exhibits And Reports On Form 8-K

                  (a)      Exhibits.
                           ---------

                           None

                  (b)      Reports on Form 8-K.
                           --------------------

                           During the Quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K reporting Regulation FD disclosure pursuant to Item 9 on March 19, 2002.



                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARC WIRELESS SOLUTIONS, INC.


Date:    May 6, 2002                      By:  /S/ Randall P. Marx
                                               ---------------------------------
                                                   Randall P. Marx
                                                   Chief Executive Officer

 Date:   May 6, 2002                      By:  /S/ Monty R. Lamirato
                                               ---------------------------------
                                                   Monty R. Lamirato
                                                   Chief Financial Officer