Form 10QSB
period 2002-06-30
ARC WIRELESS SOLUTIONS INC
filed 2002-08-13
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                  FORM 10 - QSB

                               -------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002.

                          ARC Wireless Solutions, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
                  --------------------------------------------
                 (State or other jurisdiction of incorporation)

       000-18122                                               87-0454148
 ----------------------                                   --------------------
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

As of August 1, 2002, the Registrant had 153,312,274 shares outstanding of its $.0005 par value common stock.

Transitional Small Business Disclosure Format (Check One):
Yes     No  X
   -----  -----

================================================================================

================================================================================

                          ARC Wireless Solutions, Inc.

              Quarterly Report on FORM 10-QSB For The Period Ended

                                  June 30, 2002

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 (unaudited)
               and December 31, 2001.......................................F-1

         Consolidated Statements of Operations for the Three Months
               and Six Months Ended June 30, 2002 and 2001 (unaudited).....F-2

         Consolidated Statements of Cash Flows for the Three Months
               and Six Months Ended June 30, 2002 and 2001 (unaudited).....F-3

         Notes to Consolidated Financial Statements........................F-4


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Results of Operations..............................................3

         Financial Condition................................................5

         Forward Looking Statements.........................................7



                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales
        of Unregistered Securities..........................................7

Item 6.  Exhibits and Reports on Form 8-K...................................7

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          ARC Wireless Solutions, Inc.
                          Consolidated Balance Sheets



                                                       June 30,     December 31,
                                                        2002            2001
Assets                                              (unaudited)            *
Current assets:
   Cash                                            $    108,000    $    345,000
   Accounts receivable - customers, net               4,630,000       4,687,000
   Accounts receivable - vendors, net                 1,663,000       1,214,000
   Inventory, net                                     6,549,000       5,938,000
   Other current assets                                 257,000         117,000
                                                   ------------    ------------
Total current assets                                 13,207,000      12,301,000
                                                   ------------    ------------

Property and equipment, net                             630,000         729,000
                                                   ------------    ------------

Other assets:
   Intangible assets including goodwill, net         10,931,000      10,907,000
   Deposits                                              65,000          64,000
                                                   ------------    ------------
Total assets                                       $ 24,833,000    $ 24,001,000
                                                   ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                             $  3,865,000    $    925,000
   Accounts payable                                   5,242,000       5,273,000
   Current portion of capital lease obligations           9,000          11,000
   Accrued expenses                                     367,000         503,000
                                                   ------------    ------------
Total current liabilities                             9,483,000       6,712,000

Capital lease obligations, less current portion          17,000          21,000
Bank line of credit, less current portion                  --         2,621,000
                                                   ------------    ------------
Total liabilities                                     9,500,000       9,354,000
                                                   ------------    ------------

Commitments
Stockholders' equity:
   Common stock                                          78,000          77,000
   Preferred stock                                         --              --
   Treasury stock                                    (1,192,000)     (1,117,000)
   Additional paid-in capital                        21,677,000      21,522,000
   Accumulated deficit                               (5,230,000)     (5,835,000)
                                                   ------------    ------------
Total stockholders' equity                           15,333,000      14,647,000
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 24,833,000    $ 24,001,000
                                                   ============    ============


* These numbers were derived from the audited financial statements for the year ended December 31, 2001.

 See accompanying notes.



                                          ARC Wireless Solutions, Inc.
                                      Consolidated Statements of Operations



                                                        Three months ended             Six Months Ended
                                                             June 30,                      June 30,
                                                      2002            2001            2002           2001
                                                  ----------------------------    ----------------------------
                                                           (unaudited)                    (unaudited)
Sales, net                                        $  7,951,000    $  7,968,000    $ 15,957,000    $ 16,067,000
Cost of sales                                        6,352,000       6,394,000      12,556,000      13,179,000
                                                  ------------    ------------    ------------    ------------
      Gross profit                                   1,599,000       1,574,000       3,401,000       2,888,000
                                                  ------------    ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative expenses      1,445,000       1,369,000       2,899,000       3,182,000
   Amortization of purchased intangibles                  --           248,000            --           498,000
                                                  ------------    ------------    ------------    ------------
Total operating expenses                             1,445,000       1,617,000       2,899,000       3,680,000
                                                  ------------    ------------    ------------    ------------

 Income (loss) from operations                         154,000         (43,000)        502,000        (792,000)

Other income (expense):
   Interest expense, net                               (53,000)        (59,000)       (101,000)       (107,000)
   Gain from debt cancellation                          48,000            --           226,000            --
   Other income                                         11,000          22,000          17,000          34,000
                                                  ------------    ------------    ------------    ------------
      Total other income (expense)                       6,000         (37,000)        142,000         (73,000)
                                                  ------------    ------------    ------------    ------------

Income (loss) before income taxes                      160,000         (80,000)        644,000        (865,000)
Provision for income taxes                             (19,000)         (4,000)        (39,000)         (8,000)
                                                  ------------    ------------    ------------    ------------
Net Income (loss)                                 $    141,000    $    (84,000)        605,000    $   (873,000)
                                                  ============    ============    ============    ============

Net loss per share (basic and diluted)                    --      $      (.001)            --      $     (.006)
                                                  ============    ============    ============    ============
Net income (loss) per share - basic               $       .001            --      $       .004            --
                                                  ============    ============    ============    ============
Net income (loss) per share - diluted             $       .001            --      $       .004            --
                                                  ============    ============    ============    ============


See accompanying notes.

                                                       F-2



                                 ARC Wireless Solutions, Inc.
                             Consolidated Statements of Cash Flows



                                                                  Six Months Ended June 30,
                                                                     2002          2001
                                                                 --------------------------
                                                                        (unaudited)
Operating activities
Net income (loss)                                                $   605,000    $  (873,000)
Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:
     Depreciation and amortization                                   151,000        590,000
      Debt cancellations                                            (226,000)          --
     Non-cash expense for issuance of stock and options               36,000        125,000
     Changes in operating assets and liabilities:
          Restricted cash                                               --          194,000
       Accounts receivable, trade and vendor                        (392,000)    (1,195,000)
       Inventory                                                    (611,000)       620,000
       Prepaids and other current assets                            (140,000)      (327,000)
          Deposits                                                    (1,000)        22,000
       Accounts payable and accrued expenses                          58,000       (693,000)
          Other                                                         --             --
                                                                 -----------    -----------
Net cash used in operating activities                               (520,000)    (1,537,000)
                                                                 -----------    -----------

Investing activities
Patent acquisition costs                                             (29,000)        (5,000)
Acquisition of businesses, net of cash acquired                         --           27,000
Purchase of plant and equipment                                      (47,000)       (91,000)
                                                                 -----------    -----------
Net cash used in investing activities                                (76,000)       (69,000)
                                                                 -----------    -----------

Financing activities
Repayment of notes and capital lease obligations                      (6,000)        (8,000)
Net borrowings under lines of credit                                 319,000        484,000
Proceeds from private placement, net                                 121,000        862,000
Proceeds from exercise of common stock options                          --            5,000
Acquisition of treasury shares                                       (75,000)          --
                                                                 -----------    -----------
Net cash provided by financing activities                            359,000      1,343,000
                                                                 -----------    -----------

Net increase (decrease) in cash                                     (237,000)      (263,000)
Cash, beginning of period                                            345,000      1,078,000
                                                                 -----------    -----------
Cash, end of period                                              $   108,000    $   815,000
                                                                 ===========    ===========

Supplemental cash flow information:
  Cash paid for interest                                         $    99,000    $   107,000
                                                                 ===========    ===========


See accompanying notes.

                                             F-3

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002



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

The Company operates in three business segments, which are identified as distribution of wireless communications products, antenna design and manufacturing, and cable products, offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future period.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

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

Note 3. Earnings Per Share

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the three months and six months ended June 30, 2001, the Company incurred net losses. Stock options and stock warrants totaling 1,000,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the three months and six months ended June 30, 2001.



The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:


                                        Three Months      Three Months       Six Months        Six Months
                                            Ended             Ended              Ended            Ended
                                        June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
Numerator: Net Income (Loss)             $   141,000       $   (84,000)      $   605,000       $  (873,000)
                                         ===========       ===========       ===========       ===========

Denominator:
Denominator  for  basic  earnings  per
share - weighted average shares
                                         153,298,000       145,546,000       152,916,000       145,200,000
Effect of dilutive securities
  Employee stock options                     532,000              --             401,000              --
  Common stock warrants                         --                --                --                --
                                         -----------       -----------       -----------       -----------
Denominator for diluted earnings
per share - adjusted weighted
average shares and assumed conversion    153,830,000       145,546,000       153,317,000       145,200,000
                                         ===========       ===========       ===========       ===========

Basic earnings per share                 $      .001       $     (.001)      $      .004       $     (.006)
                                         ===========       ===========       ===========       ===========

Diluted earnings per share               $      .001       $     (.001)      $      .004       $     (.006)
                                         ===========       ===========       ===========       ===========

Note 4.  Revolving Bank Loan

Winncom Technologies Corp. has two bank lines of credit bearing an interest rate of prime plus 0.5% (5.25% on June 30, 2002). One line of credit is a revolving line of credit for $3.5 million, of which $2.8 million is outstanding at June
30, 2002. It expires in April 2003. The other line of credit is for $1 million, of which $925,000 is outstanding at June 30, 2002 and which was due July 31, 2002. We are currently in negotiations with the Bank to increase our revolving line of credit facility and combine the two outstanding lines into a single credit line. The credit lines are collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. The credit line provides that Winncom is prohibited from guaranteeing any obligations of, or paying or advancing any distribution or other amount to, ARC Wireless Solutions, Inc. or any of its subsidiaries. ARC is a general corporate guarantor of this loan.

Note 5.  Acquisitions

On August 21, 2001 the Company acquired certain commercial assets of the wireless communications products line of Ball Aerospace & Technologies Corp.
(BATC), a wholly owned subsidiary of Ball Corporation, for $925,389. The assets acquired consist mainly of raw materials and finished goods inventory, testing and production equipment, and the purchase price has been allocated to these specifically identifiable assets. In November 2001 the purchase price was adjusted in accordance with the Purchase Agreement for variances in actual assets delivered to the Company by BATC. BATC refunded to the Company $99,271 pursuant to the Agreement.

Note 6.  Equity Transactions
In July 2001, the Company offered each investor who had purchased units ("Unit
Investor") of common stock and common stock purchase warrants ("Warrants") in the Company's private placement in 2000 the opportunity to either (1) exchange each three Warrants for one share of Common Stock ("Alternative A"), or (2)

                                      F-5

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

Each Unit Investor electing Alternative A also was required to enter into a Restricted Sales Agreement (the "Restricted Sales Agreement") that includes the following restrictions with respect to the sale of all shares of Common Stock owned by the Unit Investor, except for any shares purchased subsequent to June 30, 2001:

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

The Company sold 754,545 shares of restricted common stock at $.165 per share in a private placement offering through June 30, 2002 from which it received gross cash proceeds of $124,500. Offering costs associated with this private placement offering were $4,100. Within 30 days following the filing with the SEC of the

Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company was obligated to file a registration statement covering the resale of these shares. This registration statement is intended to be filed with the SEC by August 31, 2002.

In January 2002 the Company exercised its option to repurchase the remaining 500,000 shares from the McConnell litigation settlement for $75,000.

In March 2002, the Company issued 200,000 shares of restricted common stock for consulting services valued at $34,000.

In the second quarter of 2002 the Company recorded the issuance of 13,945 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $6,400.

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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Additionally, under the new accounting standard, goodwill and other intangible assets will be tested differently than prior to the adoption of SFAS No. 142. The Company is required to perform these impairment tests on an annual basis and has performed the transitional impairment test required upon adoption of SFAS No. 142, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in the Company's wireless business, market capitalization, operating results or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off. As of June 30, 2002 the Company has approximately $10.8 million of goodwill and other intangible assets subject to SFAS No. 142. Results of operations prior to the adoption of SFAS No. 142 are not restated.



The following reconciles the reported net income (loss) and earnings (loss) per share to that which would have resulted had SFAS No.142 been applied to the three months and six months ended June 30, 2001.

                                                                 Three Months         Six Months
                                                                 Ended June 30,      Ended June 30,
                                                                     2001                2001
         Reported net loss                                        $ ( 84,000)          $(873,000)
         Add: Goodwill amortization, net of tax                      248,000             498,000
                                                                  ----------           ---------
         Adjusted net income (loss)                               $  164,000           $(375,000)
                                                                  ==========           =========

         Reported basic loss per share                            $    (.001)          $   (.006)
         Add: Goodwill amortization, net of tax, per basic share
                                                                        .002                .003
                                                                  ----------           ---------
         Adjusted basic income (loss) per share                   $     .001           $   (.003)
                                                                  ==========           =========

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

Statement of Financial Accounting Standards No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy
Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for
Intangible Assets of Motor Carriers". This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions.
This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the implementation of SFAS
No. 145 to have a material impact on its financial condition or results of operations.

                                      F-8



In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

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

The Company has three reportable segments that are separate business units that offer different products as follows: distribution of wireless communication products, antenna design and manufacturing, and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers.

Financial information regarding the Company's three operating segments for the six months ended June 30, 2002 and 2001 are as follows:

                    June
                     30         Distribution      Manufacturing        Cable           Corporate          Total
                     --         ------------      -------------        -----           ---------          -----
Net Sales           2002         $11,987,000      $ 3,741,000      $   285,000       $   (56,000)      $15,957,000
                    2001         $14,000,000      $ 1,305,000      $   841,000       $   (79,000)      $16,067,000

Net Earnings        2002         $   123,000      $   515,000      $   (54,000)      $    21,000       $   605,000
(Loss)              2001         $   397,000      $  (130,000)     $  (243,000)      $  (897,000)      $  (873,000)

Earnings (Loss)
before Income       2002         $   162,000      $   515,000      $   (54,000)      $    21,000       $   644,000
Taxes               2001         $   405,000      $  (130,000)     $  (243,000)      $  (897,000)      $  (865,000)

Identifiable        2002         $22,025,000      $ 4,242,000      $   400,000       $(1,834,000)      $24,833,000
Assets              2001         $20,244,000      $ 2,772,000      $ 3,245,000       $  (684,000)      $25,577,000

Corporate represents the operations of the parent Company, including segment eliminations.

Note 9.  Critical Accounting Policies

The Company's significant accounting policies are summarized in Note 1 of its consolidated financial statements on Form 10-KSB. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

                                      F-9

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent form other sources. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $1,084,000 should be adequate for any exposure to loss in our accounts receivable as of June 30, 2002. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $309,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations, Three Months Ended June 30, 2002 and 2001

Sales were approximately $8 million for both the three-month periods ended June 30, 2002 and 2001. Revenues from the Wireless Communications Products Division, increased from $739,000 for the quarter ended June 30, 2001 to $1,782,000 for the quarter ended June 30, 2002, primarily from revenues from base station antennas which were $730,000 for the quarter ended June 30, 2002 and $0 for the quarter ended June 30, 2001,. The increase in the Wireless Communications Products Division revenues were offset by a decrease in Starworks revenues from $429,000 for the quarter ended June 30, 2001 to $91,000 for the quarter ended June 30, 2002 and a decrease in Winncom revenues from $6.8 million for the quarter ended June 30, 2001 to $6.1 million for the quarter ended June 30, 2002.

Gross profit margins were 20.1% and 19.8% for the three-months ended June 30, 2002 and June 30, 2001, respectively. The slight increase in gross margin for the quarter ended June 30, 2002 vs. the quarter ended June 30, 2001 is primarily the result of the increase in revenues from the Wireless Communications Products Division, whose products have a higher margin than those of Winncom or Starworks. As a result of product mix Winncom's profit margins decreased from 17.8% for the quarter ended June 30, 2001 to 13.1% for the quarter ended June 30, 2002. When the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended June 30, 2002, the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC, and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the second quarter, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $50,000 and $100,000 for the quarter ended June 30, 2002. Because the BATC inventory was not purchased until August 21, 2001, no such benefit was recognized for the quarter ended June 30, 2001.

Selling, general and administrative expenses (SG&A) increased slightly by $76,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase in SG&A is primarily the result of the addition of management and staff as a result of the acquisition of certain commercial assets form BATC. SG&A as a percent of revenue increased from 17.2% for the three months ended June 30, 2001 to 18.2% for the three months ended June 30, 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Consequently, there was no amortization of purchased intangibles for the quarter ended June 30, 2002 as compared to $248,000 in amortization of purchased intangibles for the quarter ended June 30, 2001. (See Note 7)

Net interest expense was $53,000 for the three months ended June 30, 2002 and $59,000 for the three months ended June 30, 2001. The average balance outstanding on the lines of credit was higher by $1.6 million for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 but the interest rate was 5.25% for 2002 as compared to 9% for 2001. The line of credit balance was increased by $925,000 in September 2001 as the proceeds were used to finance the Ball assets acquisition (see Note 6 above.)

Included in other income for the three months ended June 30, 2002 is a gain from debt settlements of $48,000. There was no gain from debt settlements for the quarter ended June 30, 2001.

The Company had net income for the three months ended June 30, 2002 of $141,000 compared to a net loss of $84,000 for the three months ended June 30, 2001 primarily due to three factors, 1) an increase in gross margin percent from 20.3% for the quarter ended June 30, 2001 to 21.1% for the quarter ended June 30, 2002, which resulted partially from the use of inventory at below-market cost and partially from increased sales of higher margin products, 2) the termination of amortization of goodwill effective January 1, 2002 which was $250,000 for the quarter ended June 30, 2001 and $0 for the quarter ended June 30, 2002 and 3) the gain from debt settlements of $48,000 recorded for the quarter ended June 30, 2002.

Results of Operations, Six Months Ended June 30, 2002 and 2001

Sales were $15,957,000 and $16,067,000 for the six-month periods ended June 30, 2002 and 2001, respectively. The slight decrease, less than 1%, in revenues comparing the six months ended June 30, 2002 to the six months ended June 30, 2001 is attributable to a decrease in Starworks revenues from $841,000 for the six months ended June 30, 2001 to $284,000 for the six months ended June 30, 2002 and a decrease in Winncom revenues from $14 million for the six months ended June 30, 2001 to $12 million for the six months ended June 30, 2002, which decreases were substantially offset by the increase in revenues from the Wireless Communications Products Division, primarily revenues from base station antennas which were $2 million for the six months ended June 30, 2002 and $0 for the six months ended June 30, 2001.

Gross profit margins were 21.3% and 18.0% for the six months ended June 30, 2002 and June 30, 2001, respectively. The increase in gross margin for the six months ended June 30, 2002 vs. the six months ended June 30, 2001 is primarily the result of the increase in revenues from the Wireless Communications Products Division, whose products have a higher margin than those of Winncom or Starworks. When the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the six months ended June 30, 2002, the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold for the six months ended June 30, 2002, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $200,000 and $300,000 for the six months ended June 30, 2002. Because the BATC inventory was not purchased until August 21, 2001, no such benefit was recognized for the six months ended June 30, 2001.

Selling, general and administrative expenses (SG&A) decreased by $283,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. In addition, SG&A as a percent of revenue decreased from 19.8% for the six months ended June 30, 2001 to 18.2% for the six months ended June 30, 2002. The decrease in SG&A comparing 2002 to 2001 is primarily due to legal fees in connection with the Starworks' litigation and certain employee termination costs, which were incurred in 2001 but not in 2002. During the six months ended June 30, 2001, termination agreements were entered into with the former CEO of the Company and the former CFO of the Company. The former CEO received $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.325 per share and the former CFO received $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company recognized $232,000 of expense related to these termination agreements during the six months ended June 2001, including $122,000 of non-cash compensation related to the issuance of the options. This expense was partially offset by the elimination of $96,000 of accrued bonuses as part of the severance agreements. In addition, the six months ended June 30, 2001 included $283,000 in expenses related to impairment of assets, adjustments, litigation and other costs of the Kit Company acquisition.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Consequently, there was no amortization of purchased intangibles for the six months ended June 30, 2002 as compared to $498,000 in amortization of purchased intangibles for the six months ended June 30, 2001. (See Note 7)

Net interest expense was $101,000 for the six months ended June 30, 2002 compared to $107,000 for the six months ended June 30, 2001. The average balance outstanding on the lines of credit was higher by $1.6 million for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 but the interest rate was 5.25% for 2002 as compared to 9% for 2001. The line of credit balance was increased by $925,000 in September 2001 as the proceeds were used to finance the Ball assets acquisition (see Note 6 above.)

Included in other income for the six months ended June 30, 2002 is a gain from debt settlements of $226,000. There was no gain from debt settlements for the six months ended June 30, 2001.

The Company had net income for the six months ended June 30, 2002 of $605,000 compared to a net loss of $873,000 for the six months ended June 30, 2001 primarily due to four factors, 1) an increase in gross margin percent from 18% for the six months ended June 30, 2001 to 21.3% for the six months ended June 30, 2002, which resulted partially from the use of inventory at below-market cost and partially from increased sales of higher margin products, 2) a reduction in SG&A expenses relative to revenues from 19.8% in 2001 to 18.2% in 2002, 3) the termination of amortization of goodwill effective January 1, 2002 which was $498,000 for the six months ended June 30, 2001 and 4) gain from debt settlements of $226,000 recorded for the six months ended June 30, 2002.

Financial Condition

The net cash used in operating activities decreased from $1,537,000 for the six months ended June 30, 2001 to $520,000 for the six months ended June 30, 2002 primarily due to an increase in income from operations in 2002 of $502,000 as compared to a loss from operations in 2001 of $792,000. The increase in inventory in 2002 was largely attributable to increases in Winncom's inventory from $3.9 million at December 31, 2001 to $4.6 million at June 30, 2002. Accounts receivable have increased due to increases in receivables from vendors for special pricing discount and other purchase discounts, which typically are outstanding for 90 to 105 days. There was only a slight decrease in accounts payable in 2002 which was primarily due to improved efforts to increase inventory turns and the depletion of the BATC inventory purchased in August 2001 whose purchase was financed by a bank line of credit rather than trade accounts payable.

The net cash used in investing activities of $76,000 in 2002 and $69,000 in 2001 is primarily the result of increases in patents and purchases of equipment.

The net cash provided by financing activities of $359,000 in 2002 is primarily the result of increases in net borrowings under lines of credit of $319,000 and net proceeds from a private placement of $121,000, offset by the purchase of treasury stock in the amount of $75,000 in connection with the McConnell litigation settlement. For 2001 the net cash provided by financing activities of $1,343,000 is primarily the result of increases in net borrowings under lines of credit of $484,000 and net proceeds from a private placement of $862,000.

The Company's working capital at June 30, 2002 was $3.7 million compared to $5.6 million at December 31, 2001. The decrease is the result of the classification of the bank line of credit in the amount of $2.9 million from long-term debt to current liabilities as it is due April 2003. Excluding this reclassification, working capital would have improved to $6.6 million as compared to $5.6 million at December 31, 2001.

In conjunction with the acquisition of Winncom Technologies Corp. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001 and at June 30, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. The credit line provides that Winncom is prohibited from guaranteeing any obligations of, or paying or advancing any distribution or other amount to, ARC Wireless Solutions, Inc. or any of its subsidiaries. ARC is a general guarantor of this loan. On November 27, 2000 the line was increased to $3,000,000, of which $2,621,000 was outstanding at December 31, 2001, and $2,940,000 was outstanding at June 30, 2002. This agreement expires in April 2003, at which time all borrowings are due in full in the event the line is not renewed.

In connection with the acquisition of the Ball Assets in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001 and at June 30, 2002). This line is also collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. As of December 31, 2001 and June 30, 2002, $925,000 was outstanding under this line of credit. This balance due under this letter of credit was due March 31, 2002. The Company is currently negotiating with the bank to convert this line of credit, currently due, to a long-term credit facility.

In conjunction with the acquisition of Starworks Technology Inc. on September 29, 2000, the Company assumed a $1.5 million revolving bank loan, which was secured by accounts receivable and restricted cash maintained in a non-collection reserve account. The Company ceased assigning Starworks' accounts receivable to the bank in February 2001. There is no balance outstanding under the revolving bank loan at June 30, 2002 or December 31, 2001.

The Company has recently been approved for a $500,000 lease line of credit. Under this agreement $229,000 of capital assets acquired from Ball in August 2001 will be subject to a sale lease-back in which the Company will receive proceeds of approximately $229,000. The remaining open balance on the lease line will be used to finance capital expenditures budgeted for the remainder of 2002.

The Company closed the operations of Starworks in the Atlanta location on July 12, 2002. The expected closure costs were accrued as of December 31, 2001. With the closure of Starworks in Atlanta the Company expects to reduce monthly operating costs by approximately $16,000 to $20,000.

Management believes that current working capital, available borrowings on existing bank lines of credit, proceeds from the sale and leaseback and from available borrowings on the new lease line of credit, the renegotiation of the $1 million line of credit that was due March 31, 2002, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2002 and into the foreseeable future.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

In March 2002, the Company sold 754,545 shares of restricted common stock at $.165 per share to two accredited investors in a private placement transaction. These sales resulted in gross proceeds to the Company of $124,500. The issuance of these shares of common stock were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. The Company intends to use the net proceeds from this offering for working capital purposes. The Company is obligated to file with the SEC, within 30 days after the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, a registration statement covering resale of these shares, which is intended to be filed with the SEC by August 31, 2002.

Item 6.  Exhibits And Reports On Form 8-K

             (a)    Exhibits.
                    ---------

                    None

             (b)    Reports on Form 8-K.
                    --------------------

                    During the period ended June 30, 2002, the Company filed a Current Report on Form 8-K reporting Regulation FD disclosure pursuant to Item 9 on March 19, 2002.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARC WIRELESS SOLUTIONS, INC.


 Date:   August 12, 2002                    By:  /s/  Randall P. Marx
                                               -------------------------------
                                                      Randall P. Marx
                                                      Chief Executive Officer

 Date:   August 12, 2002                    By:  /s/  Monty R. Lamirato
                                               -------------------------------
                                                      Monty R. Lamirato
                                                      Chief Financial Officer