Form 10QSB
period 2002-09-30
ARC WIRELESS SOLUTIONS INC
filed 2002-11-14
CIK 826326

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                  FORM 10 - QSB

                                   ----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2002.

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

As of November 1, 2002, the Registrant had 153,219,690 shares outstanding of its $.0005 par value common stock.

Transitional Small Business Disclosure Format (Check One):
Yes        No   X
    -----     -----

================================================================================

                          ARC Wireless Solutions, Inc.

              Quarterly Report on FORM 10-QSB For The Period Ended

                               September 30, 2002

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002
                (unaudited) and December 31, 2001.............................3

         Consolidated Statements of Operations for the Three Months
                and Nine Months Ended
                September 30, 2002 and 2001 (unaudited).......................4

         Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 2002 and 2001 (unaudited)......................5

         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition

         Results of Operations...............................................12

         Financial Condition.................................................15

         Forward Looking Statements..........................................16

Item 3. Controls and Procedures..............................................16

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales
         of Unregistered Securities..........................................17

Item 6.  Exhibits and Reports on Form 8-K....................................17

Signatures...................................................................17

Certification Pursuant to Section 302 of the SARBANES-OXLEY ACT of 2002......18

Exhibit 99.1 - Certification Pursuant to Section 906 of the
                   SARBANES-OXLEY ACT of 2002................................20

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          ARC Wireless Solutions, Inc.
                           Consolidated Balance Sheets

                                                   September 30,    December 31,
                                                       2002            2001
Assets                                              (unaudited)          *
Current assets:
   Cash                                            $    264,000    $    345,000
   Accounts receivable - customers, net               5,154,000       4,687,000
   Accounts receivable - vendors, net                 1,273,000       1,214,000
   Inventory, net                                     5,974,000       5,938,000
   Other current assets                                 151,000         117,000
                                                   ----------------------------
Total current assets                                 12,816,000      12,301,000
                                                   ----------------------------

Property and equipment, net                             561,000         729,000
                                                   ----------------------------


Other assets:
   Intangible assets including goodwill, net         10,935,000      10,907,000
   Deposits                                              69,000          64,000
                                                   ----------------------------
Total assets                                       $ 24,381,000    $ 24,001,000
                                                   ============================


Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                             $  3,865,000    $    925,000
   Accounts payable                                   5,057,000       5,273,000
   Current portion of capital lease obligations          12,000          11,000
   Accrued expenses                                     413,000         503,000
                                                   ----------------------------

Total current liabilities                             9,347,000       6,712,000

Capital lease obligations, less current portion          11,000          21,000
Bank line of credit, less current portion                             2,621,000
                                                   ----------------------------
Total liabilities                                     9,358,000       9,354,000
                                                   ----------------------------

Commitments
Stockholders' equity:
   Common stock                                          78,000          77,000
   Preferred stock                                                         --
   Treasury stock                                    (1,192,000)     (1,117,000)
   Additional paid-in capital                        21,659,000      21,522,000
   Accumulated deficit                               (5,522,000)     (5,835,000)
                                                   ----------------------------
Total stockholders' equity                           15,023,000      14,647,000
                                                   ----------------------------
Total liabilities and stockholders' equity         $ 24,381,000    $ 24,001,000
                                                   ============================

* These numbers were derived from the audited financial statements for the year ended December 31, 2001.
See accompanying notes.


                                        ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Operations


                                                             Three months ended                   Nine Months Ended
                                                               September 30,                         September 30,
                                                          2002                2001             2002                 2001
                                                      ---------------------------------------------------------------------
                                                                (unaudited)                          (unaudited)

Sales, net                                            $  8,532,000       $  7,294,000       $ 24,489,000       $ 23,361,000
Cost of sales                                            7,313,000          6,022,000         19,869,000         19,200,000
                                                      ---------------------------------------------------------------------
      Gross profit                                       1,219,000          1,272,000          4,620,000          4,161,000
                                                      ---------------------------------------------------------------------

Operating expenses:
   Selling, general and administrative expenses          1,457,000          1,452,000          4,356,000          4,635,000
   Amortization of purchased intangibles                      --              262,000               --              760,000
                                                      ---------------------------------------------------------------------
Total operating expenses                                 1,457,000          1,714,000          4,356,000          5,395,000
                                                      ---------------------------------------------------------------------


 Income (loss) from operations                            (238,000)          (442,000)           264,000         (1,234,000)

Other income (expense):
   Interest expense, net                                   (50,000)           (61,000)          (151,000)          (168,000)
   Gain from debt cancellation                                --                                 226,000
   Other income                                             13,000             40,000             31,000             74,000
                                                      ---------------------------------------------------------------------
      Total other income (expense)                         (37,000)           (21,000)           106,000            (94,000)
                                                      ---------------------------------------------------------------------

Income (loss) before income taxes                         (275,000)          (463,000)           370,000         (1,328,000)
Provision for income taxes                                 (19,000)            (1,000)           (57,000)            (9,000)
                                                      ---------------------------------------------------------------------
Net Income (loss)                                     $   (294,000)      $   (464,000)      $    313,000       $ (1,337,000)
                                                      =====================================================================

Net loss per share (basic and diluted)                $      (.002)      $      (.003)      $       .002       $       (.01)
                                                      =====================================================================

See accompanying notes.






                                           ARC Wireless Solutions, Inc.
                                       Consolidated Statements of Cash Flows


                                                                         Nine Months Ended September 30,
                                                                            2002                 2001
                                                                       ----------------------------------
                                                                                  (unaudited)
Operating activities
Net income (loss)                                                      $   313,000            $(1,337,000)
Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:
     Depreciation and amortization                                         228,000                901,000
      Debt cancellations                                                  (226,000)                  --
      Loss on disposition of assets                                          9,000
     Non-cash expense for issuance of stock and options                     19,000                125,000
     Changes in operating assets and liabilities:
          Restricted cash                                                     --                  344,000
       Accounts receivable, trade and vendor                              (526,000)            (1,706,000)
       Inventory                                                           (36,000)                (2,000)
       Prepaids and other current assets                                   (34,000)              (285,000)
          Deposits                                                          (5,000)               (17,000)
       Accounts payable and accrued expenses                               (80,000)            (1,035,000)
                                                                       ----------------------------------
Net cash used in operating activities                                     (338,000)            (3,012,000)
                                                                       ----------------------------------

Investing activities
Patent acquisition costs                                                   (36,000)                (7,000)
Acquisition of businesses, net of cash acquired                               --                   74,000
Purchase of plant and equipment                                            (61,000)              (414,000)
                                                                       ----------------------------------
Net cash used in investing activities                                      (97,000)              (347,000)
                                                                       ----------------------------------


Financing activities
Repayment of notes and capital lease obligations                            (9,000)               (12,000)
Net borrowings under lines of credit                                       319,000              1,706,000
Proceeds from private placement, net                                       119,000                978,000
Proceeds from exercise of common stock options                                --                    6,000
Acquisition of treasury shares                                             (75,000)                  --
                                                                       ----------------------------------
Net cash provided by financing activities                                  354,000              2,678,000
                                                                       ----------------------------------

Net decrease in cash                                                       (81,000)              (681,000)
Cash, beginning of period                                                  345,000              1,078,000
                                                                       ----------------------------------
Cash, end of period                                                    $   264,000            $   397,000
                                                                       ==================================

Supplemental cash flow information:
  Cash paid for interest                                               $   150,000            $   158,000
  Equipment acquired under capital lease                               $      --              $    36,000


See accompanying notes.


                                                       5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2002

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

Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any future period.

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

Note 3. Earnings Per Share

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the three months and nine months ended September 30, 2001, the Company incurred net losses. Stock options and stock warrants totaling 1,000,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same, respectively, for the three months and nine months ended September 30, 2001.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:



                                            Three Months    Three Months            Nine Months         Nine Months
                                              Ended             Ended                 Ended                Ended
                                            September 30,    September 30,         September 30,        September 30,
                                                2002            2001                   2002                 2001

Numerator: Net Income (Loss)                 $  (294,000)       $  (464,000)       $    313,000       $     (1,337,000)
                                             =========================================================================

Denominator:
Denominator  for  basic  earnings  per
share - weighted average shares
                                             153,300,000        149,965,000         153,100,000            146,806,000
Effect of dilutive securities
  Employee stock options                            --                 --               400,000                   --
  Common stock warrants                             --                 --                  --                     --
                                             -------------------------------------------------------------------------

Denominator for diluted earnings
per share - adjusted weighted
average shares and assumed conversion
                                             153,300,000        149,965,000         153,500,000            146,806,000
                                             =========================================================================

Basic earnings per share                     $     (.002)       $     (.003)       $       .002       $          (.009)
                                             =========================================================================

Diluted earnings per share                   $     (.002)       $     (.003)       $       .002       $          (.009)
                                             =========================================================================

Note 4.  Revolving Bank Loan

Winncom Technologies Corp. had two bank lines of credit bearing an interest rate of prime plus 0.5% (5.25% on September 30, 2002). One line of credit was a revolving line of credit for $3 million, which expired April 30 2003, of which $2.8 million was outstanding at September 30, 2002. The other line of credit was for $1 million, of which $1 million was outstanding at September 30, 2002 and which was due July 31, 2002. As of October 29, 2002 the two outstanding lines of credit were combined into a single $4 million revolving line of credit due April 30, 2003. The credit line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. The credit line provides that Winncom is prohibited from guaranteeing any obligations of, or paying or advancing any distribution or other amount to, ARC Wireless Solutions, Inc. or any of its subsidiaries. ARC is a general corporate guarantor of this loan.

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

The Company sold 754,545 shares of restricted common stock at $.165 per share in a private placement offering through June 30, 2002 from which it received gross cash proceeds of $124,500. Offering costs associated with this private placement offering were $6,600. Within 30 days following the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company was obligated to file a registration statement covering the resale of these shares. This registration statement was filed with the SEC on October 3, 2002.

In January 2002 the Company exercised its option to repurchase the remaining 500,000 shares from the McConnell litigation settlement for $75,000.

In March 2002, the Company issued 200,000 shares of restricted common stock for consulting services valued at $34,000. The consulting agreement provides that, because it was cancelled in September 2002, 100,000 of these shares are required to be returned to the Company. The consultant is claiming the right to retain all 200,000 shares although the Company believes she has no legal basis to do so.

In the second quarter of 2002 the Company recorded the issuance of 13,945 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $6,400.

In the third quarter of 2002 the Company recorded the issuance of 7,416 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $1,000.

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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Additionally, under the new accounting standard, goodwill and other intangible assets will be tested differently than prior to the adoption of SFAS No. 142. The Company is required to perform these impairment tests on an annual basis and has performed the transitional impairment test required upon adoption of SFAS No. 142, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in the Company's wireless business, market capitalization, operating results or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off. As of September 30, 2002 the Company has approximately $10.8 million of goodwill and other intangible assets subject to SFAS No. 142. Results of operations prior to the adoption of SFAS No. 142 are not restated.

The following reconciles the reported net income (loss) and earnings (loss) per share to that which would have resulted had SFAS No.142 been applied to the three months and nine months ended September 30, 2001.

                                                    Three Months     Nine Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       2001           2001

Reported net loss                                  $  (464,000)     $(1,337,000)
Add: Goodwill amortization, net of tax                 262,000          760,000
                                                   -----------      -----------
Adjusted net income (loss)                         $   202,000      $  (631,000)
                                                   ===========      ===========


Reported basic loss per share                      $     (.003)     $     (.009)
Add: Goodwill amortization, net of tax,
  per basic share
                                                          .002             .005
                                                   -----------      -----------
Adjusted basic income (loss) per share                $ .(001)      $     (.004)
                                                   ===========      ===========

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

Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 effective July 1, 2002 and the early adoption did not have a material impact on its financial condition or results of operations.

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

Financial information regarding the Company's three operating segments for the nine months ended September 30, 2002 and 2001 are as follows:


                               Distribution   Manufacturing       Cable         Corporate         Total
                               ------------   -------------       -----         ---------         -----

Net Sales         Sept. 2002   $ 18,930,000   $  5,304,000    $    393,000    $   (138,000)   $ 24,489,000
                  Sept. 2001   $ 20,247,000   $  2,059,000    $  1,153,000    $    (98,000)   $ 23,361,000


Net Earnings      Sept. 2002   $    132,000   $    441,000    $    (81,000)   $   (179,000)   $    313,000
(Loss)            Sept. 2001   $    415,000   $   (213,000)   $   (314,000)   $ (1,225,000)   $ (1,337,000)

Earnings (Loss)   Sept. 2002   $    189,000   $    441,000    $    (81,000)   $   (179,000)   $    370,000
before Income     Sept. 2001   $    424,000   $   (213,000)   $   (341,000)   $ (1,198,000)   $ (1,328,000)
Taxes

Identifiable      Sept. 2002   $ 21,834,000   $  4,115,000    $    333,000    $ (1,235,000)   $ 24,381,000
Assets            Sept. 2001   $ 21,003,000   $  3,660,000    $  3,358,000    $ (1,864,000)   $ 26,157,000

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

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent form other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $1,143,000 should be adequate for any exposure to loss in our accounts receivable as of September 30, 2002. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $334,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations, Three Months Ended September 30, 2002 and 2001

Sales were approximately $8.5 million for the three-months ended September 30, 2002 and $7.3 million for the three-months ended September 30, 2001. Revenues from the Wireless Communications Products Division increased from $754,000 for the quarter ended September 30, 2001 to $1,563,000 for the quarter ended September 30, 2002, primarily from revenues from base station antennas which were $770,000 for the quarter ended September 30, 2002 and $190,000 for the quarter ended September 30, 2001 and sales from the new Freedom Antenna which were $249,000 for the quarter ended September 30, 2002 and $0 for the quarter ended September 30, 2001. Revenues from Winncom increased from $6,247,000 for the quarter ended September 30, 2001 to $6,943,000 for the quarter ended September 30, 2002. The increases in the Wireless Communications Products Division revenues and Winncom's revenues were offset by a decrease in Starworks revenues from $312,000 for the quarter ended September 30, 2001 to $109,000 for the quarter ended September 30, 2002.

Gross profit margins were 14.3% and 17.4% for the three-months ended September 30, 2002 and September 30, 2001, respectively. The decrease in gross margin for the quarter ended September 30, 2002 vs. the quarter ended September 30, 2001 is primarily due to Winncom. As a result of product mix, Winncom's profit margins decreased from 16.3% for the quarter ended September 30, 2001 to 11.4% for the quarter ended September 30, 2002. In addition, as a result of some product mix changes at the Wireless Communications Products Division, the profit margins decreased from 32.5% for the quarter ended September 30, 2001 to 29.6% for the quarter ended September 30, 2002. When the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended September 30, 2002, the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the third quarter, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $25,000 and $50,000 for the quarter ended September 30, 2002. Because the BATC inventory was not purchased until August 21, 2001, only one month's benefit was recognized for the quarter ended September 30, 2001.

Selling, general and administrative expenses (SG&A) increased slightly by $5,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This slight increase in SG&A is primarily the result of the addition of management and staff as a result of the acquisition of certain commercial assets from BATC, which was partially offset by lower litigation costs incurred this quarter compared to the prior quarter. SG&A as a percent of revenue decreased from 19.9% for the three months ended September 30, 2001 to 17.1% for the three months ended September 30, 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Consequently, there was no amortization of purchased intangibles for the quarter ended September 30, 2002 as compared to $262,000 in amortization of purchased intangibles for the quarter ended September 30, 2001. (See Note 7)

Net interest expense was $50,000 for the three months ended September 30, 2002 and $61,000 for the three months ended September 30, 2001. The average balance outstanding on the lines of credit was higher by $400,000 for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, but the interest rate was 7% for 2002 as compared to 9% for 2001. The line of credit balance was increased by $925,000 in September 2001 as the proceeds were used to finance the Ball assets acquisition (see Note 6 above.)

The Company had a net loss for the three months ended September 30, 2002 of $294,000 compared to a net loss of $464,000 for the three months ended September 30, 2001 primarily due to the termination of amortization of goodwill effective January 1, 2002 and an increase in revenues, both of which were partially offset by a decrease in gross margin percent from 17.4% for the quarter ended September 30, 2001 to 14.3% for the quarter ended September 30, 2002.

Results of Operations, Nine Months Ended September 30, 2002 and 2001

Sales were $24,489,000 and $23,361,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The increase of 4.8% comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001 is attributable to the 152% increase in revenues from the Wireless Communications Products Division from $2.1 million for the nine months ended September 30, 2001 to $5.3 million for the nine months ended September 30, 2002. While revenues from all product lines increased over 2002 the most significant increase in revenues came from base station antennas, which were $2.8 million for the nine months ended September 30, 2002 and $200,000 for the nine months ended September 30, 2001. The increase in the Wireless Communications Products Division revenues were partially offset by a decrease in Starworks revenues from $1,153,000 for the nine months ended September 30, 2001 to $393,000 for the nine months ended September 30, 2002 and a decrease in Winncom revenues from $20.2 million for the nine months ended September 30, 2001 to $18.9 million for the nine months ended September 30, 2002.

Gross profit margins were 18.9% and 17.8% for the nine months ended September 30, 2002 and September 30, 2001, respectively. The increase in gross margin for the nine months ended September 30, 2002 vs. the nine months ended September 30, 2001 is primarily the result of the increase in revenues from the Wireless Communications Products Division, whose products have a higher margin than those of Winncom or Starworks. When the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the nine months ended September 30, 2002, the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC, and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold for the nine months ended September 30, 2002, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $300,000 and $400,000 for the nine months ended September 30, 2002. Because the BATC inventory was not purchased until August 21, 2001, the benefit recognized for the nine months ended September 30, 2001 was approximately $40,000.

Selling, general and administrative expenses (SG&A) decreased by $279,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. In addition, SG&A as a percent of revenue decreased from 19.8% for the nine months ended September 30, 2001 to 17.8% for the nine months ended September 30, 2002. The decrease in SG&A comparing 2002 to 2001 is primarily due to legal fees in connection with the Starworks' litigation and certain employee termination costs, which were incurred in 2001 but not in 2002. During the nine months ended September 30, 2001, termination agreements were entered into with the former CEO of the Company and the former CFO of the Company. The former CEO received $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.325 per share and the former CFO received $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company recognized $232,000 of expense related to these termination agreements during the nine months ended September 30, 2001, including $122,000 of non-cash compensation related to the issuance of the options. This expense was partially offset by the elimination of $96,000 of accrued bonuses as part of the severance agreements. In addition, the nine months ended September 30, 2001 included $283,000 in expenses related to impairment of assets, adjustments, litigation and other costs of the Kit Company acquisition.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Consequently, there was no amortization of purchased intangibles for the nine months ended September 30, 2002 as compared to $760,000 in amortization of purchased intangibles for the nine months ended September 30, 2001. (See Note 7.)

Net interest expense was $151,000 for the nine months ended September 30, 2002 compared to $168,000 for the nine months ended September 30, 2001. Although the average balance outstanding on the lines of credit was higher for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, the interest rate was 7.25% for 2002 as compared to 9% for 2001. The line of credit balance was increased by $925,000 in September 2001 as the proceeds were used to finance the Ball assets acquisition. (See Note 6 above.)

During the nine months ended September 30, 2002, the Company realized a gain from debt settlements of $226,000. As a result of the adoption of SFAS 145, the Company classified this amount as other income. There was no gain from debt settlements for the nine months ended September 30, 2001.

The Company had net income for the nine months ended September 30, 2002 of $313,000 compared to a net loss of $1,337,000 for the nine months ended September 30, 2001 primarily due to five factors: 1) an increase in revenues from $23.4 million for the nine months ended June 30, 2001 to $24.5 million for the nine months ended September 30, 2002, 2) an increase in gross margin percent from 17.8% for the nine months ended September 30, 2001 to 18.9% for the nine months ended September 30, 2002, which resulted partially from the use of inventory at below-market cost and partially from increased sales of higher margin products, 3) a reduction in SG&A expenses relative to revenues from 19.8% in 2001 to 17.8% in 2002, 4) the termination of amortization of goodwill effective January 1, 2002 which was $760,000 for the nine months ended September 30, 2001 and 5) gain from debt settlements of $226,000 recorded for the nine months ended September 30, 2002.

Financial Condition

The net cash used in operating activities decreased from $3,012,000 for the nine months ended September 30, 2001 to $338,000 for the nine months ended September 30, 2002 primarily due to an increase in income from operations in 2002 of $313,000 as compared to a loss from operations in 2001 of $1,337,000. The increase in receivables in 2002 is primarily attributable to increases in Winncom's receivables from $4.9 million at December 31, 2001 to $5.4 million at September 30, 2002. Winncom's receivables increased at September 30, 2002 compared to December 31, 2001 because Winncom's sales were $5.9 million in the 4th quarter of 2001 compared to sales of $6.9 million for the 3rd quarter ended September 30, 2002. There were only minimal increases in inventory, prepaids and accounts payable from December 31, 2001 to September 31, 2002.

The net cash used in investing activities of $97,000 in 2002 and $347,000 in 2001 is primarily the result of increases in patents and purchases of equipment. Most of the 2001 increase in plant and equipment is the result of the purchase of BATC assets in August 2001.

The net cash provided by financing activities of $354,000 in 2002 is primarily the result of increases in net borrowings under lines of credit of $319,000 and net proceeds from a private placement of $119,000, partially offset by the purchase of treasury stock in the amount of $75,000 in connection with the McConnell litigation settlement. For 2001 the net cash provided by financing activities of $2,678,000 is primarily the result of increases in net borrowings under lines of credit of $1,706,000 and net proceeds from a private placement of $978,000. Borrowings under the line of credit increased by $925,000 in August 2001 as a result of the purchase of certain BATC assets.

The Company's working capital at September 30, 2002 was $3.5 million compared to $5.6 million at December 31, 2001. The decrease is the result of the classification of the bank line of credit in the amount of $2.9 million from long-term debt to current liabilities as it is due April 2003. Excluding this reclassification, working capital would have improved to $6.4 million as compared to $5.6 million at December 31, 2001.

In conjunction with the acquisition of Winncom Technologies Corp. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001 and at June 30, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. The credit line provides that Winncom is prohibited from guaranteeing any obligations of, or paying or advancing any distribution or other amount to, ARC Wireless Solutions, Inc. or any of its subsidiaries. ARC is a general guarantor of this loan. On November 27, 2000 the line was increased to $3,000,000, of which $2,621,000 was outstanding at December 31, 2001, and $2,865,000 was outstanding at September 30, 2002. As of October 29, 2002 the $3 million line of credit and the $1 million line of credit discussed below were combined into a single $4 million line of credit with a due date of April 30, 2003.

In connection with the acquisition of the Ball Assets in August 2001, Winncom established a new second line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001 and at June 30, 2002). This line is also collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. As of December 31, 2001 and September 30, 2002, $925,000 and $1,000,000, respectively, were outstanding under this line of credit. The outstanding balance under this letter of credit was due and payable July 31, 2002. On October 29, 2002 the $3 million line of credit, discussed above, and the $1 million line of credit were combined into a single $4 million line of credit with a due date of April 30, 2003.

In conjunction with the acquisition of Starworks Technology Inc. on September 29, 2000, the Company assumed a $1.5 million revolving bank loan, which was secured by accounts receivable and restricted cash maintained in a non-collection reserve account. The Company ceased assigning Starworks' accounts receivable to the bank in February 2001. There is no balance outstanding under the revolving bank loan at September 30, 2002 or December 31, 2001.

The Company has recently been approved for a $500,000 lease line of credit. Under this agreement $229,000 of capital assets acquired from Ball in August 2001 will be subject to a sale lease-back in which the Company will receive proceeds of up to $159,000. The remaining open balance on the lease line will be used to finance capital expenditures budgeted for the remainder of 2002 although currently there are no material commitments for capital expenditures.

The Company closed the operations of Starworks in the Atlanta location on July 12, 2002. The expected closure costs were accrued as of December 31, 2001. With the closure of Starworks in Atlanta the Company expects to reduce monthly operating costs by approximately $16,000 to $20,000.

At September 30, 2002 the Company's backlog was approximately $1 million all of which is expected to be completed by December 31, 2002.

Management believes that current working capital, available borrowings on existing bank lines of credit, proceeds from the sale and leaseback and from available borrowings on the new lease line of credit, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2002 and into the foreseeable future.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision, and with the participation of ARC management, including the Chief Executive Officer and the Chief Financial Officer during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer believe ARC's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are to the best of their knowledge, effective.

(b) Changes in internal controls

     Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by ARC, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

In March 2002, the Company sold 754,545 shares of restricted common stock at $.165 per share to two accredited investors in a private placement transaction. These sales resulted in gross proceeds to the Company of $124,500. The issuance of these shares of common stock were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. The Company intends to use the net proceeds from this offering for working capital purposes. Pursuant to the terms of the private placement the Company is obligated to file with the SEC, within 30 days after the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, a registration statement covering resale of these shares. This registration statement was filed with the SEC on October 3, 2002.

Item 6.  Exhibits And Reports On Form 8-K

     (a) Exhibits.
         ---------

          None

     (b) Reports on Form 8-K.
         --------------------

          During the period ended September 30, 2002, the Company filed a Current Report on Form 8-K reporting Regulation FD disclosure pursuant to Item 9 on March 19, 2002 and August 12, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARC WIRELESS SOLUTIONS, INC.


Date:    November 13, 2002              By:  /S/ Randall P. Marx
                                             -----------------------------------
                                                 Randall P. Marx
                                                 Chief Executive Officer

 Date:   November 13, 2002              By:  /S/ Monty R. Lamirato
                                             -----------------------------------
                                                 Monty R. Lamirato
                                                 Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randall P. Marx, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ARC Wireless Solutions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                           /s/ Randall P. Marx
                                                --------------------------------
                                                Randall P. Marx
                                                Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Monty R. Lamirato, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ARC Wireless Solutions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                        /s/  Monty R. Lamirato
                                              ----------------------------------
                                              Monty R. Lamirato
                                              Chief Financial Officer