Form 10KSB
period 2002-12-31
ARC WIRELESS SOLUTIONS INC
filed 2003-03-28
CIK 826326

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ===============
                                  FORM 10 - KSB
                                 ===============

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002.

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
Yes   X    No
    -----     -----

Issuer's revenues for its most recent fiscal year: $32,575,000

As of March 3, 2003, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $9,964,000. This calculation is based upon the average of the closing bid price of $0.08 and ask price of $0.11 of the stock on March 3, 2003. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.0005 par value common stock outstanding as of March 3, 2003 was 153,222,930.



================================================================================

                          ARC Wireless Solutions, Inc.
                   10-KSB for the Year Ended December 31, 2002

                                Table of Contents

                                                                        Page No.
                                     PART I

Item 1.       Description of Business...................................     4

Item 2.       Description of Properties.................................    13

Item 3.       Legal Proceedings.........................................    14

Item 4.       Submission of Matters to a Vote of Security Holders.......    14

                                     PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters ..............................    15

Item 6.       Management's Discussion and Analysis
              or Plan of Operation......................................    18

Item 7.       Financial Statements......................................    22

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure....................    22

                                    PART III

Item 9.       Directors, Executive Officers, Promoters
              and Control Persons; Compliance
              With Section 16(a) of the Exchange Act....................    23

Item 10.      Executive Compensation....................................    25

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters.......................................    31

Item 12.      Certain Relationships and Related Transactions............    33

Item 13.      Controls and Procedures...................................    33

Item 14.      Exhibits and Reports on Form 8-K..........................    34

Signatures    ..........................................................    36

Certifications Pursuant to Section
 302 of the Sarbanes-Oxley Act of 2002 .................................    37

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

On May 24, 2000, we purchased, through our subsidiary, Winncom Technologies Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation, of wireless component and network solutions in support of both voice and data applications, primarily through resellers located in the United States and selected international distributors. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. We paid $12.0 million in aggregate consideration, consisting of $3 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6 million in shares of our restricted common stock (6,946,000 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction.

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

On August 21, 2001, we purchased certain commercial assets of the wireless communications product line from Ball Aerospace & Technology Corp. ("BATC"), a subsidiary of Ball Corporation, for $925,000. Subsequent to the purchase, a physical inventory was taken of the assets purchased and in accordance with the purchase agreement Ball was required to refund approximately $85,000 of the original purchase price as a result of there being less inventory than that listed in the purchase agreement. The assets purchased consisted primarily of raw materials inventory, finished goods inventory, production tooling equipment, testing equipment and an exclusive license agreement to use patents related to the wireless communications antenna products for commercial purposes.

Businesses of the Company
-------------------------

ARC Wireless provides high quality, timely, cost effective wireless network component and end-to-end wireless network solutions. Our Wireless Communications Products Division designs, develops, manufactures, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and phased array antennas. Our Winncom subsidiary specializes in marketing, distribution and service, as well as selected design, manufacturing and installation, of wireless component and network solutions in support of both voice and data applications, in the United States and Worldwide. Our Starworks subsidiary specializes in the design, manufacturing, marketing, distribution of direct-to-home satellite installation kits in the United States, primarily through OEMs and third-party distributors, retailers and the Internet.

Principal Products
------------------

     Principal products of our Wireless Communications Products Division include the following:

     Cellular Base Station Antennas
     ------------------------------

     Included in the acquisition of certain commercial assets from BATC in 2001 was the right to use BATC's technology in the manufacturing of the line of base station antennas, which consists of various models used in several frequency bands for cellular systems. These cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas are now being deployed in some of the AT&T Wireless, Cingular and Qwest mobile phone carrier networks. New base station models are being designed to meet other carrier mobile 2.5G and 3G requirements and other companies' fixed wireless high-speed internet systems as well.

     Portable Antennas
     -----------------

     Our portable antennas are unique yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio, cellular phone or can be installed either directly in or on a computer or other device. We market two primary portable antenna designs, the ARC Freedom Antenna(TM) and the "F" antenna. The Freedom Antenna(TM) is a unique broadband, patent pending antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The "F" Antenna is designed mainly to work with laptop computers and metering devises in the 800 MHz to 900 MHz frequency range. The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.

     Conformal Antennas
     ------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal conformal antenna. This product, introduced in 1989 originally only for conventional automobile cellular phones, has been expanded as an alternative to many conventional wire type antennas and has been expanded to be used for numerous mobile applications, including domestic and international cellular and law enforcement frequencies, passive repeaters, vehicle tracking and GPS. The antenna is approximately 3 1/2"x 3 1/2"x 1/10"and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle. Several derivative products of this antenna design have been developed for OEM and other special applications. We have used our experience in these applications for developing antennas for Bluetooth(TM) wireless technology, which is, among other features, setting standards for short-range connectivity between computers and a wide variety of other electronic devices.

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

     Flat Panel Antennas
     -------------------

     Our flat panel antennas are flat antennas that typically incorporate a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from microwave transmitters or satellites. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities. The Company will add a second flat panel antenna design in 2003, which it intends to market, with the Airbase(TM) design purchased from BATC.

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

Principal products of our Winncom subsidiary include the following:

     Unlicensed Wireless Products
     ----------------------------

     Unlicensed wireless products use frequencies that require a license to manufacture but not a license to use. Winncom's primary products are the Wi-Fi license free products operating in the 2.4GHz to 5.8GHz frequency range for both 802.11b and 802.11a standards. Any business or consumer may use these frequencies as long as they do not interfere with other users. Winncom currently markets products manufactured by Avaya, Alvarion (Formerly Breezecom), Intel, Proxim, KarlNet, Nomadix, all of which are leaders in the unlicensed communications hardware market. These products are used in high-speed (up to 1G/bps) wireless networking applications, including, among others, internet access, hot spots, local and wide area networks (LAN/WAN), Voice Over IP (VoIP), telco applications and industrial process automation and data acquisition.

     Licensed Wireless Products
     --------------------------

     Licensed wireless products require a Federal Communication Commission ("FCC") license to operate on a specific frequency in a geographic area. Winncom distributes point-to-point microwave products including DMC/Stratex. These microwaves are used to connect Wireless Internet Service Providers cell sites or enterprise multiple locations.

     Voice over Internet Protocol (VoIP)
     -----------------------------------

     VoIP allows voice communications to be placed over standard Internet networks. This is critical for emerging Wireless Internet Service Providers so they can offer complete voice and data service to generate revenue to compete with DSL and Cable Modem service. Winncom has signed an agreement with SoftJoys Labs for exclusive distribution of SoftJoys' voice-over-IP (VoIP) products. The SoftJoys' VoIP product line provides very economical features for corporate, service providers and individual customers. SoftJoys' labs software combined with wireless environment delivers complete communication solutions for users of mobile devices such as PDA's, WEB PADs and Tablet PCs. Winncom also distributes Multitech VoIP products.

     Antennas
     --------

     Winncom sells both customer premises and base station antenna solutions as well as a full range of antennas for point-to-point applications. Winncom offers panel, a variety of sectorized and omni directional (which include unique 13.5dbi horizontally polarized), amplified CPE antennas and ethenet CPE antennas for wireless Internet access.

     Accessories
     -----------

     Winncom is a full service value-added distributor, specializing in the design and development of a host of accessories products. These products include the amplifiers, 2.4GHz-5.8GHz and 2.4GHz-5.8GHz frequency converters, filters, power supplies, power cords, and environmental enclosures necessary for the installation and optimum performance of a wireless network. The 2.4GHz to 5.8GHz frequency converters, designed by Winncom engineers, enhances the deployment of the readily available low-cost 2.4GHz wireless WAN/ LAN equipment sold by Winncom. The main applications for this new solution include wireless Internet access, campus wireless LANs and wireless spectrum WANs. The frequency converter will provide additional transmission channels in the unlicensed spectrum resulting in a considerable increase in bandwidth capacity. It also promotes usage of the 5.8GHz spectrum to supplement network performance where the 2.4GHz spectrum is saturated. The product is sold both domestically and internationally.

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

     Other Products
     --------------

     Winncom also sells ViewSonic and Fujitsu pen based computers and laptops for wireless network applications such as government, medical, healthcare and education. Winncom assembles cable products that consist of copper, coaxial and fiber cables and lightning arrestors that are used in the installation, extension and protection of wireless end-to-end systems. Winncom offers a verity of environmental enclosures for a broad range of wireless products for outdoor applications.

     Winncom continuously evaluates new products, exploring the new markets and pursues distribution alliances with manufacturers whose equipment complements Winncom's product offerings as well as the development of Winncom's proprietary products that include amplifiers, frequency converters, antennas, outdoor enclosures and RF accessories.

Principal products of our Starworks subsidiary include the following:

     Home Satellite Installation Components
     --------------------------------------

     The direct-to-home satellite dish industry has since its inception been characterized as a consumer industry with a plug and play product. Starworks has provided pre-packaged components to the satellite industry. To increase sales and customer satisfaction, the satellite programming industry currently offers professional installation with the purchase of a home satellite dish. Starworks is currently transforming its business to provide installers with components for satellite installation with the main marketing focus on installation kits and cable jumpers.

Marketing And Distribution
--------------------------

     The Wireless Communications Products Division markets its commercial line of antennas directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. The Wireless Communications Products Division also markets our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. The Company provides individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.arcwireless.net, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified antenna solutions. Inquiries through the web site are pursued by our in-house and outside sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. MT. All of our antenna products are currently made in the United States, which we consider to be a marketing advantage over most of our competitors. Many of our products are also marketed internationally. We currently have numerous international distributors marketing our products in several countries. The Company is currently negotiating with various international manufacturers to manufacture its proprietary product for that company. This process can save duty and freight costs making the Company more competitive.

     Winncom Technologies is a value added distributor that supports distribution of products with internal sales, technical support, system design and feasibility studies, installation and training. Winncom's customer base comprises networking value added resellers ("VARs"), system integrators, ISPs, competitive local exchange carriers (CLECs) and incumbent local exchange carriers (ILECs). Winncom promotes and supports the one-stop-source philosophy for wireless data networking products and services. Consistent with our one-stop-source approach, Winncom markets and sells a number of its own products as well as private label products that fit into our marketing philosophy. We believe we have an advantage over the competition due to our knowledge of wireless networking, better product availability, in-house technical expertise and customer support and can turnkey the implementation of most wireless network projects or applications.

     Winncom continuously expends marketing and advertising efforts through print media, trade shows and via the Internet. The main marketing focus is to expand the reseller base of customers, which are active in medical, healthcare, enterprise, government, education and industrial market segments. Winncom is also expanding its marketing efforts to sell service providers and OEM. markets. Additionally, Winncom continually expands its wireless certification training programs, including vendor-authorized certification for Value Added Resellers "VARs". Winncom provides wireless awareness seminars for system integrators and consultant/design firms. We also have alliances with our vendors that include road-shows, authorization/certification programs, trade shows and advertising. Winncom's web site has complete E-commerce capability, enabling customers to order and pay for products online.

Production
----------

The Wireless Communications Products Division currently produces most of the customized items that we use to manufacture our products excluding cable, connectors and other generic components. We believe that this control over the production process allows us to be more competitive, efficient and more responsive to customers and allows us to take advantage of more opportunities in the wireless communications market.

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

Research And Development
------------------------

Research and development (R&D) costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2002 and 2001. We spent approximately $229,000 and $240,000 on R&D in 2002 and 2001, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Employees
---------

At December 31, 2002, the Company had 88 full time employees including 45 in manufacturing and distribution, 12 in sales and customer support, 9 in engineering and product development, and 22 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Patents
-------

The Company currently holds eight U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief Scientist, is the inventor of a patent valid through the year 2008, for micro strip antennas and multiple radiator array antennas. Mr. Shoemaker also is the inventor of a patent for a serpentine planar broadband antenna that expires in 2012. This is the design that we use for some of our conformal antennas, including the vehicular disguised decal antennas and related products. In addition, Mr. Shoemaker and Mr. Marx are inventors of a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of a patent, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of a patent for a conformal antenna for a satellite dish, which expires in 2017. Mr. Shoemaker and Mr. Marx each has agreed to permanently assign to the Company all rights to these patents.

In addition, Dr. Mohamed Sanad, our former Principal Consulting Engineer, is the inventor of a patent that was designed for remote wireless metering, which will expire in 2019. He agreed to permanently assign to us all of the rights to the patent.

We also have filed a utility patent application with Raymond L. Lovestead, one of our former engineers, as the inventor. Mr. Lovestead has permanently assigned to the Company all patent and other rights in the products covered by this patent application and all other products that have been developed while employed by us.

Furthermore, we have filed a utility patent application with Dr. Donald A. Huebner, as the inventor, and a Director. Dr. Huebner has permanently assigned to the Company all patent and other rights in the products covered by this utility patent application and all other products that have been and will be developed while employed by us. We also have filed a utility patent application with Mr. Lovestead and Dr. Huebner as the inventors of the technology that we are using for our new ARC Freedom Antenna(TM).

The former President of our subsidiary Starworks Wireless Inc., David E. McConnell, is the inventor of a patent for a Coaxial Cable Connector, which will expire in 2017, and all rights to which are owned by the Company as a result of the acquisition of Starworks Technologies, Inc. on September 29, 2000.

We have filed a utility patent application with Steven C. Olson, our Chief Technology Officer, as the inventor. Mr. Olson has permanently assigned to the Company all patent and other rights in the products covered by this utility patent application and all other products that have been and will be developed while employed by us.

We also have the exclusive commercial licensing rights to the following patents, which were included as part of the asset purchasse agreement to acquire certain commercial assets from BATC in 2001: US6,121,929,US5,905,465, US6,239,751 and US6,414,636. Per the terms of the asset purchase agreement with BATC we have also filed a utility patent with Mr. Jeffrey A. Godard, currently an engineer with BATC, and Mr. Olson as inventors of record, both of whom have assigned to the Company all patent and other rights to any commercial products covered by this utility patent application.

We currently have two trademarks, ANTENNAS AMERICA and AIRBASE, that are registered marks. We also have in use the following trademarks, which we anticipate will become registered: FREEDOM ANTENNA, WALLDO, PARITY, ARC VLPA, DUALBASE, UNIPAK, OMNIBASE, EXSITE, and UNISHROUD.

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

Cautionary Statements.
----------------------

In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. Prior losses. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997 and again for the fiscal year ended December 31, 2002. Profits for some of these years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

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

9. Trading of our shares and possible volatile prices. Historically, there has been an extremely limited public market for our shares. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares, as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account. For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On March 3, 2003, the low bid price for the common stock was $0.08, the high asked price was $0.11and the closing sale price was $0.08. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

10. No dividends with respect to our shares. We have not paid any cash dividends with respect to our shares, and it is unlikely that we will pay any dividends on our shares in the foreseeable future. We currently intend that any earnings that we may realize will be retained in the business for further development and expansion.

Item 2. Description of Properties
---------------------------------

Our principal offices are currently located in Wheat Ridge, Colorado. We currently lease approximately 5,000 square feet of office space and 28,000 square feet of production space in Wheat Ridge, Colorado where we have our corporate offices and where we manufacture antennas. These leases expire on various dates through 2003. We are currently in negotiations for new warehouse and office space and believe that the new space being negotiated will be adequate to meet its needs over the next several years.

In addition, we lease approximately 24,000 square feet of office and warehouse space at our Winncom facility in Solon, Ohio, where we sell and distribute component solutions for LAN/WAN communications systems. This lease expires in December 2005.

We had leased approximately 21,000 square feet of office and production space at our Starworks facility in Atlanta, Georgia where we assembled and distributed self-installation kits for satellite dish systems until June 2002 when the lease expired.

Item 3. Legal Proceedings
-------------------------

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Company held its annual meeting of shareholders on August 8, 2002 and 120,488,044 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

     (1) For election of the following nominees as directors:

             Name                    Number Of Shares For             Withheld
             ----                    --------------------             --------

          Sigmund A. Balaban             120,097,859                   390,185
          Donald A. Huebner              120,094,259                   393,785
          Randall P. Marx                119,931,747                   556,297
          Gregory Raskin                 120,064,359                   423,685


     (2) Proposal to ratify the selection of HEIN + Associates, LLP as the Company's certified independent accountants.

          Number of Shares:

          119,413,471 (For)         686,212 (Against)          388,361 (Abstain)

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

                                  Common Stock
                                  ------------

                                                  Sales Price
                                                  -----------
         Quarter Ended                     High                 Low
         -------------                     ----                 ---
         March 31, 2001                    $.219               $.203
         June 30, 2001                      .300                .280
         September 30, 2001                 .200                .170
         December 31, 2001                  .180                .170
         March 31, 2002                     .220                .160
         June 30, 2002                      .180                .120
         September 30, 2002                 .180                .090
         December 31, 2002                  .140                .070

On March 3, 2003, the closing sale price for our common stock was $0.08 and the number of our shareholders of record was 446. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

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

On September 29, 2000, we purchased, through our Starworks Wireless Inc. subsidiary, the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company or Kit). We initially paid $2.3 million in aggregate consideration, consisting of $0.8 million in cash and $1.5 million in shares of restricted common stock (or 1,959,000 shares of our common stock). The shares were issued to two individuals pursuant to an exemption from registration in accordance with
Section 4(2) of the Securities Act. As a result of alleged misrepresentations by the sellers, this transaction led to litigation and in December 2001 the litigation was settled and part of the consideration initially paid, 1,459,499 shares of common stock, was returned to the Company, and the Company received an option to purchase the remaining 500,000 shares of common stock at $.15 per share. The Company exercised its option in January 2002 and purchased the remaining shares for $75,000. See "Item 3: Legal Proceedings".

In October 2000, we completed the sale of 15,000,000 units of common stock and warrants to purchase common stock pursuant to a private placement at a price of $.50 per unit. The units were sold to a total of 21 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. Each unit consisted of one share of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $1.50 per share of common stock. The warrants expire the earlier to occur of (i) one year after the date that a registration statement concerning the transfer of the shares of common stock included in the units and the shares of common stock issuable upon exercise of the warrants is declared effective by the Securities And Exchange Commission, and (ii) five years after the issuance of the warrants. We were obligated to file the registration statement within 10 business days after filing our Annual Report on Form 10-KSB with the SEC. This Registration Statement was filed on October 3, 2002. At any time that the registration statement is effective, we may, upon 30-days' notice to the holders of the warrants, repurchase the warrants for $.01 per warrant at any time after the weighted average trading price for the common stock has been at least $1.75 for 20 of the 30 consecutive business days preceding the date of the notice of repurchase. We received gross cash proceeds of $7.4 million and related offering expenses were $14,000. There were no fees or commissions paid to brokers or underwriters or placement agents in conjunction with this placement.

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

In 2001 holders representing an aggregate of 13,062,000 Units had agreed to participate in Alternative A and were issued 4,354,000 shares of common stock and holders representing an aggregate of 1,148,000 Units had agreed to participate in Alternative B.

In August 2001, we completed the sale of 5,000,000 shares of common stock pursuant to a private placement at a price of $.20 per share. The shares were sold to a total of 9 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act.

The Company sold 754,545 shares of restricted common stock at $.165 per share in a private placement offering in March 2002 from which it received gross cash proceeds of $124,500. Offering costs associated with this private placement offering were $6,600. Within 30 days following the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company was obligated to file a registration statement covering the resale of these shares. This registration statement was filed with the SEC on October 3, 2002.

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

For the year ended December 31, 2002 the Company recorded the issuance of 26,841 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $7,900.

Securities authorized for issuance under equity compensation plans.



                      Equity Compensation Plan Information

------------------------- ------------------------------- ------------------------ ------------------------
                            Number of securities to be       Weighted average       Number of securities
                             issued upon exercise of         exercise price of       remaining available
                          outstanding options, warrants    outstanding options,      for future issuance
                                    and rights              warrants and rights
------------------------- ------------------------------- ------------------------ ------------------------
                                       (a)                           (b)                      (c)
------------------------- ------------------------------- ------------------------ ------------------------
Equity compensation
plans approved by
security holders                               4,060,000                     $.21                  940,000
------------------------- ------------------------------- ------------------------ ------------------------
Equity compensation
plans not approved by
security holders                                       0                        -                        -
------------------------- ------------------------------- ------------------------ ------------------------

Total                                          4,060,000                     $.21                  940,000
------------------------- ------------------------------- ------------------------ ------------------------


Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

                         Liquidity and Capital Resources

                                                                        December 31,
                                                                  2002               2001
                                                              ------------       ------------
Components of Working Capital
-----------------------------
    Cash (including restricted cash)                          $    265,000       $    345,000
    Accounts Receivable, trade                                   5,216,000          4,687,000
    Accounts Receivable, vendors                                   939,000          1,214,000
    Inventory                                                    5,397,000          5,938,000
    Other Current Assets                                           131,000            117,000
    Bank Line of Credit - current                               (3,718,000)          (925,000)
    Accounts Payable                                            (4,166,000)        (5,273,000)
    Notes Payable and Capital Lease Obligations                    (14,000)           (11,000)
    Notes Payable - Officers                                             -                  -
    Other Current Liabilities                                     (548,000)          (503,000)
                                                              ------------       ------------
    Total Working Capital                                      $ 3,502,000        $ 5,589,000
                                                               ===========        ===========

In 2000 the Company was successful in raising approximately $11 million in equity financing from which $6 million was used in the acquisition of Winncom, $1 million was used in the acquisition of Starworks, approximately $300,000 was used in March 2001 to pay off the bank debt of Starworks and the remainder of the equity financing was used to fund the net loss from operations in 2001 and for working capital.

In 2001 the Company was successful in raising approximately $1 million in equity financing for which the funds were used for working capital.

The $2.1 million decrease in working capital from December 31, 2001 to December 31, 2002 is primarily due to the classification of $2.6 million of bank line of credit to current in 2002 that was non-current in 2001 because the bank line of credit is due April 30, 2003 and has not yet been renewed but the intent is to renew this line. As a result of profitable operations in 2002 we were able to reduce accounts payable by approximately $1.1 million through payments and by reducing inventory by approximately $500,000 substantially all of which came from the Wireless Communications Products Division. The bank line of credit increased by only $200,000 from 2001 to 2002 and the increase was used primarily to finance working capital at Winncom. The receivables from vendors at December 31, 2002 and 2001 are for our subsidiary, Winncom. In 2002 and 2001 there has been a substantial increase in vendor sales incentive programs to stimulate sales in the flat market in 2002 and 2001.

We had total assets of $23.5 million as of December 31, 2002 as compared with $24 million as of December 31, 2001. The decrease is due to a reduction in inventory of approximately $600,000 million, amortization of property, plant and equipment of approximately $200,000, offset by an increase in receivables, both trade and vendor, in 2002 of approximately $300,000.

Liabilities decreased from $9.4 million at December 31, 2001 to $8.4 million at December 31, 2002, or $1 million primarily due to a decrease in accounts payable of approximately $1.1 million offset by an increase in the bank line of credit of approximately $200,000. Profitable operations for 2002 and reductions in inventory in 2002 have allowed us to substantially reduce accounts payable from 2001.

The Company had net cash used in operating activities of $149,000 for the year ended December 31, 2002 and approximately $2.4 million for the year ended December 31, 2001. The improvement in the net cash used in operations is partially the result of income from operations in 2002 of $261,000 as compared to a loss from operations in 2001 of $2.6 million. In 2001 there was an increase of $2.7 million in accounts receivable and inventory. In 2002 there was a net decrease in inventory and accounts receivable of approximately $300,000. The negative cash flow for 2002 was financed through a private placement and borrowings under the line of credit. The negative cash flow in 2001 was financed through an increase in line of credit borrowings of approximately $1.7 million and proceeds from the sale of common stock of approximately $1 million. The acquisition of certain commercial assets of the wireless communications products line from BATC in August 2001 has resulted in new sales of base station antennas in 2001 of approximately $1.5 million with profit margins of approximately 40%. Additionally in 2001 the Company incurred nearly $500,000 on legal and other litigation costs associated with the McConnell litigation, which was settled in November 2001.

Management believes that current working capital, continued profitable operations, new or renewed bank lines of credit together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2003 and into the foreseeable future.

Results of Operations
---------------------

Fiscal Year Ended December 31, 2002 Compared To Fiscal Year Ended December 31, 2001
--------------------------------------------------------------------------------

Sales were $32.6 million and $30.9 million for the years ended December 31, 2002 and 2001, respectively. The primary reason for the increase in revenues comparing 2002 to 2001 is attributable to an increase in revenues from the Wireless Communications Products Division from $3.9 million in 2001 to $7.3 million in 2002. Sales for the Wireless Communications Products Division increased by 87% primarily due to the addition of the base station antennas as a result of the purchase of the wireless communications product line from Ball in August 2001 and the increase in sales of the Company's redesigned panel antenna systems. Sales of base station antennas were $1.5 million in 2001 and $3.9 million in 2002. Both Winncom and Starworks experienced reductions in revenue comparing 2001 to 2002. Winncom's revenues declined from $25.9 million in 2001 to $25.1 million in 2002, primarily due to the weaker economy and Starworks revenues declined from $1.2 million in 2001 to $400,000 in 2002 primarily as a result of the closure of the facility in Atlanta, GA in July 2002.

Gross profit margins were 18.7% in 2002 and 19.6 % in 2001. The slight decrease in gross margin for 2002 vs. 2001 is primarily the result of the decrease in Winncom's profit margin from 17% in 2001 to 12.7% in 2002. This decrease in Winncom's profit margin was, which we believe to be temporary due the economy, offset by increased sales in the Wireless Communications Products Division, which had margins in 2002 of approximately 36%. Winncom represented approximately 77% of consolidated sales in 2002 and 84% of consolidated sales in 2001. Starworks sales represent only 1% and 4%, respectively of consolidated sales so their impact on the overall margin was minimal in 2002 and 2001. The decrease in Starworks sales in 2002 was primarily due to the closing of the Atlanta facility in July 2002.

Selling, general and administrative (SG&A) expenses decreased by approximately $900,000 from 2001 to 2002. SG&A as a % of revenues decreased from 20.7% in 2001 to 17.9% in 2002. Included in SG&A in 2001 are $497,000 in legal and other professional fees associated with the McConnell litigation that was not settled until November 2001. Also during the quarter ended March 31, 2001, termination agreements were entered into with the former CEO and CFO of the Company. The former CEO received $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.325 per share. The former CFO received $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company recognized $136,000 of expense related to these termination agreements during the quarter ended March 2001, including $122,000 of non-cash compensation related to the issuance of the options.

In December 2001, the Company recorded a goodwill write-down of $1,257,000, which eliminated the remaining goodwill associated with the acquisition of Starworks in 2000. Goodwill was determined to be impaired because of the uncertainty of the current financial and operating condition of Starworks and the possibility that Starworks may be unable to generate future operating income in its legacy business without the transformation of Starworks into a conventional cable business. The goodwill write-down is included as a component of operating expenses for 2001. There were no impairment write-downs in 2002.

Amortization of purchased intangibles represents the amortization of goodwill and other specifically identifiable intangible assets recorded as part of the acquisition of Winncom and Starworks in 2000. The 2001 amount represents a full year of amortization of these intangibles. In accordance with SFAS 142, goodwill is no longer amortized effective January 1, 2002.

The Company had income from operations in 2002 of approximately $260,000 compared to a loss from operations of $2.6 million in 2001. The loss from operations in 2001 includes a $1.3 million impairment write-down of goodwill and $1 million in amortization of purchased intangibles, neither of which occurred in 2002. The income from operations in 2002 as compared to a net loss from operations in 2001 is the result of a 5% increase in sales with no corresponding increase in operating expenses and a substantial reduction of SG&A operating expenses from 2001 to 2002.

Net interest expense was $207,000 in 2002 and $241,000 in 2001. The decrease in interest expense from 2001 to 2002 is due to the fact that the average interest rate on bank borrowings was 7.8% in 2001 and 5% in 2002. Winncom's average line of credit balance outstanding was $3,739,000 in 2002 and $2,694,000 in 2001.

The Company had net income of $307,000 for 2002 compared to a net loss of $2.8 million for 2001. The net income for 2002 is the result of increased revenues, reduced operating expenses and gains from debt settlements. Gains from debt settlements represents negotiated reductions of certain accounts payable. The primary reasons for the net loss for 2001 were the goodwill impairment write-down of approximately $1.3 million, the amortization of purchased intangibles of $1 million, and the cost of the McConnell litigation, none of which occurred in 2002.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $986,000 should be adequate for any exposure to loss in our accounts receivable as of December 31, 2002. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $381,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncement

In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than

January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company will adopt the new SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

Item 7. Financial Statements
----------------------------

The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 14 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception. On December 11, 2001 the Company dismissed Ernst & Young, LLP as its independent accountants and engaged Hein + Associates LLP as the principal accountant to audit the registrant's financial statements. The decision to change was approved by the Board of Directors. A current report on Form 8-K was filed with the SEC on December 11, 2001 regarding the change of auditors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------



   Name                    Age       Position with the Company                          Director Since
   ----                    ---       -------------------------                          --------------

   Randall P. Marx         50        Chief Executive Officer, Secretary, Director              1990

   Donald A. Huebner       57        Director                                                  1998

   Sigmund A. Balaban      61        Director                                                  1994

   Gregory E. Raskin       49        President, Director                                       2001

   Monty R. Lamirato       47        Chief Financial Officer, Treasurer

   Steve C. Olson          46        Chief Technology Officer

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

Monty R. Lamirato, has been Chief Financial Officer and Treasurer since June 2001. Prior to joining the Company Mr. Lamirato served as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001 and from June 1999 to October 2000 he served as VP Finance for an e-commerce retailer. From November 1993 to June 1999 Mr. Lamirato was President and Shareholder of Monty R. Lamirato, PC, a business consulting firm. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978.

Steven C. Olson, Prior to joining ARC Wireless in August 2001, Mr. Olson was employed at Ball Aerospace for 14 years, including the last five years as Director of Engineering for Ball's Wireless Communications Products Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball's high performance, low cost AirBASE(TM) antenna technology, specifically for use in its future commercial wireless business. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively.

Donald A. Huebner was our Chief Scientist from July 2000 to January 2002 and a consulting engineer from January 2002 to the present. He has served as a Director of the Company since 1998. Mr. Huebner served as Department Staff Engineer with Lockheed Martin Astronautics in Denver, Colorado from 1986 to July 2000. In this capacity, Dr. Huebner served as technical consultant for phased array and spacecraft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles ("UCLA"). Dr. Huebner also served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Masters of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Masters in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas And Propagation Society and Microwave Theory And Technique Society of the Institute of Electrical and Electronic Engineers.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2002, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 10. Executive Compensation
-------------------------------

The following table sets forth in summary form the compensation of our current and past Chief Executive Officer and each other executive officer who received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 2002 (the "Named Executive Officers").

                                                                                         Long Term Compensation
                                                                            --------------------------------------------------
                                           Annual Compensation                      Awards                   Payouts
                               --------------------------------------------         ------                   -------
                                                                            Restricted
                                                             Other Annual      Stock                   LTIP      All Other
                               Fiscal    Salary     Bonus    Compensation     Awards      Options    Payouts    Compensation
Name and Principal Position     Year    ($) (1)    ($) (2)      ($) (3)         ($)         (#)      ($) (4)        ($) (5)
------------------------------ -------- --------- ---------- -------------- ------------ ----------- --------- ---------------

Randall P. Marx                2002      195,000     70,000              0            0   1,000,000         0               0
Chief Executive Officer;
Secretary; and Director        2001      175,000          0              0            0           0         0               0

                               2000      115,000          0              0            0           0         0               0

Gregory E. Raskin              2002      277,000     50,000              0            0           0         0               0
President, Winncom; and
Director                       2001      250,000          0              0            0           0         0               0

                               2000      148,000    125,000              0            0     250,000         0               0

Monty R. Lamirato              2002      118,000     27,000              0            0     175,000         0               0
Chief Financial Officer;
Treasurer                      2001       56,000          0              0            0     175,000         0               0

Steve Olson                    2002      155,000     19,000              0            0           0         0               0
Chief Technology Officer
                               2001       58,000          0              0            0     500,000         0               0

Burton Calloway                2002      115,000     19,000              0            0     200,000         0               0
Executive Vice President(7)
                               2001      106,000          0              0            0     200,000         0               0

                               2000       55,000          0              0            0     150,000         0               0


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

(6)  Mr. Befort served in these capacities from July 2000 until February 2001.

(7) Mr. Calloway is Executive Vice President of the Wireless Communications Products Division

Option Grants in Last Fiscal Year

The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2002 under the Company's incentive plans. Except as set forth in the table below, during fiscal year 2002, the Company did not grant any stock options under the Company's Incentive Plans to any of the Named Executive Officers.



                                         Option Grants In Last Fiscal Year

----------------------- -------------- -------------- ----------- --------------- ----------------------------
                                                                                  Potential Realizable Value
                           Number of     % of Total                                  at Assumed Annual Rates
                          Securities       Options                                of Stock Price Appreciation
                          Underlying    Granted to    Exercise                         for Option Term
                           Options     Employees in     Price       Expiration         ---------------
         Name            Granted (#)    Fiscal Year   ($/Share)        Date             5%             10%
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Randall P. Marx             1,000,000            62%       $ .18        1/2/2007       $230,000      $290,000
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Gregory E. Raskin                   0                        N/A             N/A            N/A           N/A
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Monty R. Lamirato             175,000            11%       $ .14       6/30/2005        $28,000       $33,000
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Steve Olson                         0                        N/A             N/A            N/A           N/A
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Burton Calloway               200,000            12%       $ .33       5/30/2004        $73,000       $80,000
----------------------- -------------- -------------- ----------- --------------- -------------- -------------

Aggregated Option Exercises And Fiscal Year-End Option Value Table
------------------------------------------------------------------

The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 2002 by the Named Executive
Officers and the value of unexercised stock options held by the Named Executive
Officers as of December 31, 2002.

                                            Aggregated Option Exercises
                                     For Fiscal Year Ended December 31, 2002
                                           And Year-End Option Values (1)

--------------------- -------------- ---------------------- --------------------------- ----------------------------
                                                                Number of Securities         Value of Unexercised
                                                               Underlying Unexercised             In-the-
                                                              Options at Fiscal Year-        Money Options at
                                                                   End (#) (4)            Fiscal Year-End ($) (5)
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

                      Shares
                      Acquired on
        Name          Exercise (2)   Value Realized ($)(3)  Exercisable  Unexercisable  Exercisable  Unexercisable
        ----          ------------   ---------------------  -----------  -------------  -----------  -------------

Randall P. Marx                   0                      0      500,000        500,000            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Gregory E. Raskin                 0                      0            0              0            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Monty Lamirato                    0                      0      350,000              0            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Steve Olson                       0                      0      500,000              0            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

Burton Calloway                   0                      0      400,000              0            0               0
--------------------- -------------- ---------------------- ------------ -------------- ------------ ---------------

(1)  No stock appreciation rights are held by any of the Named Executive
     Officers.

(2) The number of shares received upon exercise of options during the year ended December 31, 2002.

(3) With respect to options exercised during the year ended December 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of December 31, 2002, separated between those options that were exercisable and those options that were not exercisable on that date.

(5) For all unexercised options held as of December 31, 2002, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 2002. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $0.10 per share on December 31, 2002.

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

Through May 24, 2000, directors who were not also our employees ("Outside Directors") automatically received options to purchase 250,000 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors were not exercisable at the time of grant. Options to purchase 50,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant. All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 250,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 250,000 to 25,000 options, and (2) decrease the amount of exercisable options from 50,000 to 5,000 per meeting. The term of the outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change. On July 5, 2002, the Board of Directors voted to (1) increase the amount of options automatically granted to Outside Directors from 25,000 to 125,000 options, and (2) increase the amount of exercisable options from 5,000 to 25,000 per meeting. The other terms of the Outside Director options did not change.

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2002, at an exercise price of $.13 per share and granted a total of 25,000 options to Outside Directors under the Plan during 2001, at an exercise price of $.28 per share.

As of December 31, 2002 there were 775,000 exercisable options outstanding related to the grants to Outside Directors. Mr. Donald Huebner's employment terminated on January 31, 2002 but he continues as a Director of the Company, as such all of his options are disclosed as Outside Directors options.

In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. In 2002, the Board granted a total of 1,625,000 options under the Plan to employees at prices ranging from $.13 to $.18. In 2001, the Board granted a total of 1,560,000 options under the Plan to employees at prices ranging from $.21 to $.58. In 2000, the Board granted a total of 11,870,000 options to employees, of which, 2,001,000 were granted under the Plan, at prices from $0.63 to $1.7187, and the Board granted 600,000 options to employees under the Plan in 1999, at $0.06 per share. Subsequent to December 31, 2000, the Company canceled a total of 9,900,000 options that were granted in 2000, including 676,000 granted under the Plan, and replaced them with 600,000 new options outside of the Plan at a price equal to the closing price per share on the dates of their respective departures, in conjunction with the contract eliminations of the former CEO and CFO (see below "Employment Contracts And Termination of Employment And Change-in-Control Arrangements" and the "Subsequent Events" footnote to the financial statements). As of December 31, 2002, there were 1,585,000 exercisable options outstanding related to grants to employees, all of which were granted under the Plan.

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

Outside Directors vested 175,000 and 65,000 stock options, respectively, during fiscal years ended December 31, 2002 and 2001. Outside Directors earned $2,250 in meeting attendance fees in 2002 and 2001 and were paid with the issuance of 23,670 shares of restricted common stock in 2002.

Other Arrangements. During the year ended December 31, 2001, no compensation was paid to our Outside Directors other than pursuant to the standard compensation arrangements described in the previous section. During the year ended December 31, 2002 Mr. Sig Balaban, one of our outside directors was paid $15,000 in connection with implementing improved credit control policies and procedures.

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

Effective, January 8, 2001, Mr. Marx entered into a one-year employment agreement with total annual base salary of $175,000. Effective February 12, 2001, Mr. Marx replaced Glenn A. Befort as Chief Executive Officer of the Company. We entered into a new employment agreement with Mr. Marx effective January 2, 2002, which terminates on January 2, 2004. Mr. Marx is to receive an annual base salary of $195,000 per year during the term of the agreement and is eligible to receive a bonus ranging from $50,000 to $80,000 for the year ending December 31, 2002 if the Company achieves certain predetermined revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") goals. Mr. Marx earned a bonus of $70,000 for 2002. Mr. Marx is eligible to receive another bonus for 2003 ranging from $50,000 to $100,000 if the Company achieves certain predetermined revenue and EBIDTA goals for the year ending December 31, 2003.

We entered into a written employment agreement with Gregory E. Raskin, President of our Winncom subsidiary and beneficial owner of 2.7 percent of our stock, or 4,069,162 shares, effective May 24, 2000. The employment agreement is for the period May 24, 2000 through May 31, 2002, at an annual base salary of $250,000.

Mr. Raskin also is eligible to earn bonuses of up to $500,000 over the term of the agreement, based on Winncom's periodic attainment of certain revenues and earnings objectives. Mr. Raskin earned his maximum bonus of $125,000 in 2000 but no bonus was earned in 2001. Mr. Raskin also received options to purchase 250,000 shares of our common stock at a price of $0.89 per share from December 19, 2000 through May 24, 2002. We entered into a new employment agreement with Mr. Raskin effective as of June 1, 2002 with a term of two and one-half years. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $300,000 per year. Mr. Raskin is eligible to receive bonuses for each of the years ending December 31, 2002, 2003 and 2004 of between $50,000 and $300,000 depending upon Winncom achieving certain predetermined revenues and EBIDTA goals for those periods. Mr. Raskin earned a bonus of $50,000 for 2002.

We entered into a written employment agreement with Burton J. Calloway, Executive Vice President of the Wireless Communications Products Division, effective May 30, 2000. The employment agreement is for the period May 30, 2000 through May 29, 2003, at an annual base salary of $100,000. The base salary was adjusted to $115,000 effective October 1, 2001. Mr. Calloway also is eligible to earn bonuses of 3% of net profits in excess of $180,000 of the Wireless Communications Products Division over the term of the agreement. A nominal bonus was earned for 2001 and a bonus of $19,000 was earned in 2002. Mr. Calloway also received options to purchase 150,000 shares of our common stock at a price of $1.01 on May 30, 2000 and was granted options to purchase 200,000 shares, at exercise prices ranging from $.145 to $1.01 on May 30, 2001 and May 30, 2002.

We entered into a written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111,000, adjusted to $125,000 on July 1, 2002. Mr. Lamirato also is eligible to earn bonuses of $35,000 or 3% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), whichever is greater, over the term of the agreement. Mr. Lamirato earned a bonus of $27,000 for 2002 and no bonus was earned for 2001. Mr. Lamirato also received options to purchase 350,000 shares of our common stock at prices ranging from $.14 to $0.33 per share exercisable from June 22, 2001 through June 30, 2004.

We entered into a written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $19,000 in 2002 and no bonus was earned for 2001. Mr. Olson also received options to purchase 500,000 shares of our common stock at a price of $0.27 per share from August 13, 2001 through August 13, 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information as of March 3, 2003 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                      Number of Shares
     Name and Address of Beneficial Owner          Beneficially Owned (1)         Percent of Class
     ------------------------------------          ----------------------         ----------------

Randall P. Marx                                         8,881,128(2)                   5.8%
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Sigmund A. Balaban                                      1,628,594(3)                    1%
10 Grecian Street
Parsippany, NJ  07054

Donald A. Huebner                                         653,377(4)                     *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Gregory E. Raskin                                       4,069,162(5)                   2.7%
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Steve Olson                                               500,000(8)                     *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Monty R. Lamirato                                         350,000(6)                     *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Burton Calloway                                            400,000(7)                    *
ARC Wireless Solutions, Inc.
4860 Robb Street, Suite 101
Wheat Ridge, CO  80033

Barry Nathanson                                         11,798,559                     7.7%
6 Shore Cliff Place
Great Neck, NY  11023





                                                      Number of Shares
     Name and Address of Beneficial Owner          Beneficially Owned (1)         Percent of Class
     ------------------------------------          ----------------------         ----------------

Hudson River Investments, Inc.                          12,718,225                     8.3%
Nemazee Capital Corp.
720 Fifth Avenue
New York, NY 10019

Evansville Limited                                      10,117,860                     6.6%
c/o Quadrant Management Inc.
720 Fifth Avenue, 9th Floor
New York, NY  10019

All officers and directors
 as a group (seven persons)                             16,482,261(2)(3)(4)(5)(6)     10.7%

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

     (2) Includes 8,312,665 shares directly held by Mr. Marx, 40,000 shares held by his spouse's IRA and 28,463 shares owned beneficially through a 50% ownership of an LLC. Includes options to purchase 500,000 shares at $.18 per share until January 2, 2007, granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable. This does not include 900,000 shares owned plus warrants to purchase 150,000 shares at $1.00 per share owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 155,000 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

     (3) Includes 1,428,594 shares directly held by Mr. Balaban; Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 200,000 shares at prices ranging from $.13 to $0.25 per share until September 8, 2004, all of which are currently exercisable.

     (4) Includes 78,377 shares directly held by Dr. Huebner; Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 250,000 shares at $0.085 per share until May 15, 2003, 250,000 shares at $0.06 per share until May 10, 2004, and 75,000 shares at $.13 per share until July 7, 2004, all of which are currently exercisable.

     (5) Includes 3,898,389 shares directly held by Mr. Raskin and 170,773 shares beneficially owned by a partnership in which Mr. Raskin is a partner.

     (6) Consists of options to purchase 175,000 shares at $.33 per share until June 22, 2004, and options to purchase 175,000 shares at $.14 per share until June 30, 2005 all granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.

     (7) Consists of options to purchase 400,000 shares at prices ranging from $.145 to $.33 per share until May 30, 2004 granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.

     (8) Consists of options to purchase 500,000 shares at $.27 per share until August 13, 2004, granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     Not applicable.

Item 13. Controls and Procedures
--------------------------------

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

Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Financial Statements

         Report of Independent Auditors...................................F-1

         Consolidated Balance Sheets at December 31, 2002 and 2001........F-2

         Consolidated Statements of Operations for the Years Ended
                December 31, 2002 and 2001................................F-3

         Consolidated Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2002 and 2001............F-4

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2002 and 2001................................F-5

         Notes to Consolidated Financial Statements.......................F-6

     (a)(2) Exhibits.
            ---------

                                  EXHIBIT INDEX
Exhibit
Number                   Description
------                   -----------
3.1a         Articles of Incorporation of Westcliff  Corporation,  now known as
             Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18  Registration Statement dated December 1, 1987 (File No. 33-18854-D).
3.1b         Articles of Amendment of the Company dated January 26,
             1988 are incorporated herein by reference from the
             Company's Post-Effective Amendment No. 3 to Form S-18
             Registration Statement dated December 5, 1989 (File No.
             33-18854-D).
3.1c         Articles and Agreement of Merger between the Company and
             Antennas America, Inc., a Colorado corporation, dated
             March 22, 1989, are incorporated herein by reference from
             the Company's Post-Effective Amendment No. 3 to Form S-18
             Registration Statement dated December 5, 1989 (File No.
             33-18854-D)
3.1d         Amended And Restated Articles Of Incorporation dated October 11,
             2000 (5)
3.2          Bylaws of the Company as amended and restated on March 25, 1998 (6)
10.1         Employment Agreement dated as of October 1, 1998 between the
             Company and Randall P. Marx is incorporated by reference from the
             Company's Annual Report on From 10-KSB for the year ended
             December 31, 1998 (File No. 000-18122)
10.2         Promissory Note dated February 15, 1999 from the Company to Jasco
             Products Co., Inc. (2)
10.3         Stock Option Agreement dated February 15, 1999 between the Company and Jasco Products Co., Inc. (2)
10.4         Agreement between and among Winncom Technologies Inc., Winncom
             Technologies Corp. and the Company dated May 24, 2000 (3)
10.5         Employment Agreement dated as of May 24, 2000 between Winncom
             Technologies Corp. and Gregory E. Raskin (5)
10.6         Agreement between and among Starworks Technology, Inc., Starworks
             Wireless Inc. and the Company dated September 29, 2000 (4)
10.7         Employment Agreement dated as of June 22, 2001 between ARC Wireless
             Solutions, Inc. and Monty R. Lamirato (7)
10.8         Employment Agreement dated as of August 13, 2001 between ARC
             Wireless Solutions, Inc. and Steven C. Olson (7)
10.9         Employment Agreement dated as of May 30, 2000 between ARC Wireless
             Solutions, Inc. (formerly Antennas America, Inc.) and Burton J.
             Calloway (7)
10.10        Employment Agreement dated as of January 2, 2002 between the
             Company and Randall P. Marx.
10.11        Employment Agreement dated as of June 1, 2002 between Winncom
             Technologies  Corp. and Gregory  E. Raskin.
10.12        Employment Agreement dated as of July 1, 2002 between ARC Wireless
             Solutions, Inc. and Monty R. Lamirato.
99           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
21           Subsidiaries of the Registrant

------------------

     (1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)

     (2) Incorporated by reference from the Company's Form SB-2 Registration Statement filed February 9, 2000 (File No. 333-96485)
     (3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000
     (4) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on October 13, 2000
     (5) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001
     (6) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998
     (7) Incorporated by reference from the Company's Form 10-KSB for December 31, 2001 filed on April 1, 2002

            (b) Reports on Form 8-K

                None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ARC Wireless Solutions, Inc.


Date:  March 26, 2003                By:  /s/ Randall P. Marx
                                         ---------------------------------------
                                     Randall P. Marx, Chief Executive Officer

Date:  March 26, 2003                By:  /s/ Monty R. Lamirato
                                         ---------------------------------------
                                     Monty R. Lamirato, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                                Signatures
----                                                ----------



March 26, 2003                                       /s/ Sigmund A. Balaban
                                                    ----------------------------
                                                    Sigmund A. Balaban, Director



March 26, 2003                                       /s/ Gregory E. Raskin
                                                    ----------------------------
                                                    Gregory E. Raskin, Director



March 26, 2003                                       /s/ Donald A. Huebner
                                                    ----------------------------
                                                     Donald A. Huebner, Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randall P. Marx, certify that:

1. I have reviewed this annual report on Form 10-KSB of ARC Wireless Solutions, Inc.

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

March 26, 2003                                        /s/ Randall P. Marx
                                                      --------------------------
                                                      Randall P. Marx
                                                      Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Monty R. Lamirato, certify that:

1. I have reviewed this annual report on Form 10-KSB of ARC Wireless Solutions, Inc.

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

March 26, 2003                                        /s/ Monty R. Lamirato
                                                      --------------------------
                                                      Monty R. Lamirato
                                                      Chief Financial Officer

Reports of Independent Auditors


The Board of Directors and Stockholders
ARC Wireless Solutions, Inc.

We have audited the accompanying consolidated balance sheets of ARC Wireless Solutions, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Hein + Associates LLP

Denver, Colorado
February 17, 2003



                                   ARC Wireless Solutions, Inc.
                                    Consolidated Balance Sheets

                                                                                       December 31,
                                                                                  2002           2001
                                                                               ---------------------------
Assets
Current assets:
   Cash                                                                        $   265,000    $   345,000

   Accounts receivable trade, net of allowance for doubtful accounts
     of $986,000 and $999,000, respectively                                      5,216,000      4,687,000
   Accounts receivable vendors                                                     939,000      1,214,000
   Inventory, net                                                                5,397,000      5,938,000
   Other current assets                                                            131,000        117,000
                                                                               --------------------------
Total current assets                                                            11,948,000     12,301,000

Property and equipment, net                                                        505,000        729,000

Other assets:
   Intangible assets, net                                                       10,934,000     10,907,000
   Other assets                                                                     68,000         64,000
                                                                               --------------------------
Total assets                                                                   $23,455,000    $24,001,000
                                                                               ==========================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                            $ 4,166,000    $ 5,273,000
   Bank line of credit - current                                                 3,718,000        925,000
   Accrued expenses                                                                548,000        503,000
   Current portion of capital lease obligations                                     14,000         11,000
                                                                               --------------------------
Total current liabilities                                                        8,446,000      6,712,000

Capital lease obligations, less current portion                                      5,000         21,000
Bank line of credit, less current portion                                                -      2,621,000
                                                                               --------------------------
Total liabilities                                                                8,451,000      9,354,000
                                                                               --------------------------


Commitments (Notes 4, 7, 8 and 10)
Stockholders' equity: (Note 3)
   Common stock, par value $.0005;
      250,000,000 shares authorized; 155,185,000 and
      154,304,000 shares issued, respectively                                       78,000         77,000
   Preferred stock, par value $.001;
      2,000,000 shares authorized; no shares issued and outstanding                      -              -
   Additional paid-in capital                                                   21,649,000     21,522,000
    Treasury stock (1,961,000 and 1,459,000 shares, respectively)               (1,195,000)    (1,117,000)
   Accumulated deficit                                                          (5,528,000)    (5,835,000)
                                                                               --------------------------
Total stockholders' equity                                                      15,004,000     14,647,000
                                                                               --------------------------
Total liabilities and stockholders' equity                                     $23,455,000    $24,001,000
                                                                               ==========================

See accompanying notes to consolidated financial statements.






                              ARC Wireless Solutions, Inc.
                         Consolidated Statements of Operations

                                                           Years ended December 31,
                                                          2002                 2001
                                                      ---------------------------------


Sales, net                                            $32,575,000           $30,940,000
Cost of sales                                          26,493,000            24,886,000
                                                      ---------------------------------
      Gross profit                                      6,082,000             6,054,000

Operating expenses:
   Selling, general and administrative expenses         5,821,000             6,388,000
   Impairment write down                                        -             1,257,000
   Amortization of intangibles                                  -             1,020,000
                                                      ---------------------------------
Total operating expenses                                5,821,000             8,665,000
                                                      ---------------------------------
      Income (Loss) from operations                       261,000            (2,611,000)

Other income (expense):
   Interest expense, net                                 (207,000)             (241,000)
   Other income                                           303,000               169,000
                                                      ---------------------------------
      Total other income (expense)                         96,000               (72,000)
                                                      ---------------------------------

Income (Loss) before income taxes                         357,000            (2,683,000)
Less provision for income taxes                            50,000               118,000
                                                      ---------------------------------
Net income (loss)                                     $   307,000           $(2,801,000)
                                                      =================================

Basic and diluted income (loss) per share             $      .002           $     (.019)
                                                      =================================



See accompanying notes to consolidated financials statements.





                                                  ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Changes in Stockholders' Equity
                                               (Shares and amounts in thousands)


                                                      Common Stock         Common      Additional
                                                   --------------------     Stock       Paid in     Treasury  Accumulated
                                                     Shares     Amount     Reserved     Capital      Stock      Deficit     Total
                                                   ---------------------------------------------------------------------------------
Balances, January 1, 2001                           142,891    $     71    $  1,500    $ 18,918        --      $ (3,034)   $ 17,455

Common stock issued in a private                      5,000           3        --           975        --          --           978
placement transaction, net of expenses
of $22
Common stock issued in connection with                1,959           1      (1,500)      1,499        --          --             _
   Starworks acquisition (1,959 shares)
Common stock returned in connection                    --          --          --          --        (1,117)       --        (1,117)
   with settlement of Starworks
   litigation (1,459 shares)
Common stock issued upon exercise of                    100        --          --             6        --          --             6
   options
Common stock issued for directors' fees                --          --          --             4        --          --             4
Common stock issued in exchange for                   4,354           2        --            (2)       --          --          --
   warrants
Issuance of common stock options                       --          --          --           122        --          --           122
Net loss                                               --          --          --          --          --        (2,801)     (2,801)
                                                    -------------------------------------------------------------------------------
Balances, December 31, 2001                         154,304    $     77        --      $ 21,522    $ (1,117)   $ (5,835)   $ 14,647

Common stock issued in a private                        755           1                     107                                 108
placement transaction, net of expenses
of $17
Common stock acquired in connection                                                                     (75)                    (75)
   with settlement of Starworks
   litigation (500 shares)
Common stock issued for consulting                      100                                  17                                  17
   services
Common stock issued for directors' fees                  26                                   3                                   3
Common stock odd lot repurchase
   (2 shares)                                                                                            (3)                     (3)
Net income                                                                                                          307         307
                                                    -------------------------------------------------------------------------------
Balances, December 31, 2002                         155,185    $     78        --      $ 21,649    $ (1,195)   $ (5,528)   $ 15,004
                                                    ===============================================================================


See accompanying notes to consolidated financial statements.



                                        ARC Wireless Solutions, Inc.
                                   Consolidated Statements of Cash Flows

                                                                             Year Ended December 31,
                                                                            2002                 2001
                                                                        ---------------------------------

Operating activities
Net Income (loss)                                                       $   307,000           $(2,801,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                          308,000             1,260,000
       Provision for doubtful receivables                                   (13,000)              459,000
     Non-cash expense for issuance of stock and options                      20,000               126,000
     Impairment write-down                                                     --               1,257,000
     Gain on debt settlements                                              (267,000)                 --
     Loss on disposition of assets                                            9,000                  --
     Changes in operating assets and liabilities:
       Restricted cash                                                         --                 344,000
       Accounts receivable, trade and vendor                               (241,000)           (2,125,000)
       Inventory                                                            541,000              (619,000)
       Other current assets                                                 (14,000)              266,000
       Accounts payable and accrued expenses                               (795,000)             (634,000)
       Other                                                                 (4,000)               74,000
                                                                        ---------------------------------
Net cash used in operating activities                                      (149,000)           (2,393,000)

Investing activities
Patent acquisition costs                                                    (41,000)              (25,000)
Acquisition of certain commercial assets                                       --                (826,000)
Purchase of property and equipment                                          (79,000)             (193,000)
                                                                        ---------------------------------
Net cash used in investing activities                                      (120,000)           (1,044,000)

Financing activities
Repayment of notes payable - others and capital lease obligations           (13,000)              (15,000)
Purchase of treasury stock                                                  (78,000)                 --
Proceeds from private placement, including warrant exercises, net           108,000               978,000
Proceeds from exercise of options, net                                         --                   6,000
Net borrowings under line of credit agreements                              172,000             1,735,000
                                                                        ---------------------------------
Net cash provided by financing activities                                   189,000             2,704,000
                                                                        ---------------------------------

Net decrease in cash                                                        (80,000)             (733,000)
Cash, beginning of period                                                   345,000             1,078,000
                                                                        ---------------------------------
Cash, end of period                                                     $   265,000           $   345,000
                                                                        =================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $   190,000           $   241,000
   Cash paid for taxes                                                       50,000                55,000
Supplemental schedule of non-cash investing and financing activities:
  Purchase of assets under capital lease financing                             --             $    36,000


See accompanying notes to consolidated financial statements.

                                                        F-5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1. Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses, under the name of Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, the Company completed its initial public offering.

In 1989, the Company merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988. Pursuant to the merger, all the issued and outstanding stock of Antennas America, Inc. was converted into 41,952,000 shares, and the Company name was changed to Antennas America, Inc. At the annual shareholders meeting held on October 11, 2000, the shareholders voted to change the Company's name to ARC Wireless Solutions, Inc. from Antennas America, Inc. The Wireless Communications Products Division designs, develops, markets and sells a diversified line of antennas and related wireless communication systems, including base station panel antennas, conformal and phased array antennas, distributed primarily through third party OEMs and distributors located in the United States.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2002


1. Organization and Summary of Significant Accounting Policies, continued

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                              2002             2001
                                          ----------------------------
         Raw materials                    $  984,000        $1,352,000
         Work in progress                    100,000           150,000
         Finished goods                    4,695,000         4,738,000
                                          ----------------------------
                                           5,779,000         6,240,000
         Inventory reserve                  (382,000)         (302,000)
                                          ----------------------------
         Net inventory                    $5,397,000        $5,938,000
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

                                                   2002             2001
                                              -----------------------------
         Machinery and equipment              $   860,000       $   852,000
         Computer equipment and software          366,000           323,000
         Furniture and fixtures                   177,000           173,000
         Leasehold improvements                    81,000            76,000
                                              -----------------------------
                                                1,484,000         1,424,000
         Accumulated depreciation                (979,000)         (695,000)
                                              -----------------------------

                                              $   505,000       $   729,000
                                              =============================

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $294,000 and $234,000 during the years ended December 31, 2002 and 2001, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $14,000 and $11,000 for the years ended December 31, 2002 and 2001, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1. Organization and Summary of Significant Accounting Policies, continued

Intangible Assets

Intangible assets consist principally of purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trademarks and trade names, assembled workforces and distribution network. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of future cash flows expected to result from the use of the assets in comparison with the assets carrying amount in deciding whether the goodwill is recoverable. Intangible assets, except goodwill, are being amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years.

                                                   2002              2001
                                                   ----              ----

            Patents                            $   200,000       $   149,000
            Assembled workforce                    125,000           125,000
            Distribution network                   150,000           150,000
            Goodwill                            11,889,000        11,888,000
                                               -----------------------------
                                                12,364,000        12,312,000
            Accumulated amortization            (1,430,000)       (1,405,000)
                                               -----------------------------
            Intangible assets, net             $10,934,000       $10,907,000
                                               =============================

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Pursuant to SFAS No. 142, Goodwill and other indefinite lived intangible assets are no longer amortized, but must be test for impairment at least annually. The Company has performed both the transitional impairment test and annual impairment test required by SFAS No. 142, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in the Company's wireless business, market capitalization, operating results or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off.

The following reconciles the reported net income (loss) and earnings (loss) per share to that which would have resulted had SFAS No.142 been applied to the year ended December 31, 2001.

                                                       Year Ended
                                                    December 31, 2001

         Reported net loss                             $ (2,801,000)
         Add: Goodwill amortization, net of tax           1,020,000
                                                       ------------
         Adjusted net income (loss)                    $ (1,781,000)
                                                       ============

         Reported basic loss per share                       $(.019)
         Add: Goodwill amortization,
         net of tax, per basic share
                                                               .007
                                                       ------------
         Adjusted basic income (loss) per share              $(.012)
                                                       ============

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1. Organization and Summary of Significant Accounting Policies, continued

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

                                                            2001
                                                            ----
Impairment write down of goodwill
associated with Starworks acquisition                   $ 1,257,000

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

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $229,000 and $235,000 respectively, for the years ended December 31, 2002 and 2001.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1. Organization and Summary of Significant Accounting Policies, continued

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of $5.5 million since inception in 1989. During 2002 and 2001, the Company was able to increase sales, increase gross margin and decrease SG&A expenses as a percentage of revenues and in 2002 generate net income. There can be no assurance however that the Company will achieve the desired result of net income and positive cash flow from operations. Management believes that current working capital and available borrowings on existing bank lines of credit, together with additional equity infusions that management believes would be available, will be sufficient to allow the Company to maintain its operations through December 31, 2003.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $86,000 and $48,000 in 2002 and 2001, respectively.

Net Income Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the year ended December 31, 2001 the Company incurred a net loss and stock options and stock warrants, totaling 6,598,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for 2001.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1. Organization and Summary of Significant Accounting Policies, continued

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                          Year Ended               Year Ended
                                       December 31, 2002       December 31, 2001

Numerator: Net Income (Loss)             $  307,000             $ (2,801,000)
                                        ====================================

Denominator:
Denominator for basic  arnings per
share - weighted average shares
                                        153,100,000             148,568,000
Effect of dilutive securities
  Employee stock options                    400,000                       -
  Common stock warrants                           -                       -
                                        -----------------------------------
Denominator for diluted earnings
per share - adjusted weighted
average shares and assumed conversion
                                        153,500,000             148,568,000
                                        ===================================

Basic earnings per share                      $.002                  $(.019)
                                        ===================================

Diluted earnings per share                    $.002                  $(.019)
                                        ===================================

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company will adopt the new SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

2. Revolving Bank Loan Agreements and Notes Payable

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.75% at December 31, 2002 and 5.5% at December 31, 2001). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000 the line was increased to $3,000,000. On October 29, 2002 this line of credit and the $1 million line of credit discussed below were combined into a single $4 million revolving line of credit due April 30, 2003 of which $3,718,000 was outstanding at December 31, 2002 and $2,621,000 was outstanding at December 31, 2001.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


2. Revolving Bank Loan Agreements and Notes Payable, continued

In connection with the acquisition of the Ball Assets in August 2001 Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5% (5.5% at December 31, 2001). This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC was the general corporate guarantor of this loan. As of December 31, 2001 $925,000 was outstanding under this line of credit. On October 29, 2002 this line of credit was combined with Winncom's other line of credit into a single $4 million facility.

Revolving bank lines of credit at December 31, 2002 and 2001 consist of:

                                                   2002             2001
                                                ---------------------------
    Bank line of credit - Winncom               $3,718,000        3,546,000
                                                ---------------------------
                                                 3,718,000        3,546,000
    Less current portion                        (3,718,000)        (925,000)
                                                ---------------------------
                                                $        -       $2,621,000
                                                ===========================

3. Stockholders' Equity

In July 2001, the Company offered each Unit Investor, from its October 2000 private placement, the opportunity to either (1) exchange each three Warrants for one share of Common Stock ("Alternative A"), or (2) reduce the exercise price of each Warrant from $1.50 per share to $1.00 per share upon the Unit Investor's agreement to reduce the price associated with the Company's 30-day notice of redemption from $1.75 to $1.50 ("Alternative B"); provided, however, that if the Unit Investor determined to participate in either Alternative A or B, the Unit Investor was required to waive the Company's obligation to register the Unit Investor's sale or other transfer of the Registrable Securities (the "Registration Obligation").

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3. Stockholders' Equity, continued

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

As of December 31, 2001 holders representing an aggregate of 13,062,000 Units had agreed to participate in Alternative A and were issued 4,354,000 shares of common stock, holders representing an aggregate of 1,148,000 Units had agreed to participate in Alternative B and holders representing an aggregate of 790,000 units elected not to participate in Alternative A or B.

In December 2001, a settlement agreement was reached between the Company and the former owners of Starworks whereby 1,459,000 shares of the Company's common stock paid to the former owners as part of the consideration was returned to the Company and the Company received an option to purchase the remaining 500,000 shares of common stock at $.15 per share. The Company exercised its option in January 2002 and purchased the remaining shares 500,000 shares for $75,000.

The Company sold 5,000,000 shares of restricted common stock at $.20 per share in a private placement offering through September 2001 from which it received gross cash proceeds of $1,000,000. Related offering expenses were $22,000.

The Company sold 754,545 shares of restricted common stock at $.165 per share in a private placement offering in March 2002 from which it received gross cash proceeds of $124,500. Offering costs associated with this private placement offering were $6,600. Within 30 days following the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company was obligated to file a registration statement covering the resale of these shares. This registration statement was filed with the SEC on October 3, 2002 and registration costs were approximately $10,000.

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

For the year ended December 31, 2002 the Company recorded the issuance of 26,841 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $3,000.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3. Stockholders' Equity, continued

In November 2002 the Company completed the purchase of odd lot shares of less than 100 shares resulting in the purchase of 2,240 shares for approximately $2,800.

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

Options to purchase 50,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant. All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 250,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 250,000 to 25,000 options, and (2) decrease the amount of exercisable options from 50,000 to 5,000 per meeting. The term of the outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change. On July 5, 2002, the Board of Directors voted to (1) increase the amount of options automatically granted to Outside Directors from 25,000 to 125,000 options, and (2) increase the amount of exercisable options from 5,000 to 25,000 per meeting. The other terms of the Outside Director options did not change.

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2002, at an exercise price of $.13 per share and granted a total of 25,000 options to Outside Directors under the Plan during 2001, at an exercise price of $.28 per share.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3. Stockholders' Equity, continued

The following table summarizes the option activity for 2002 and 2001:

                                               Number of    Weighted Average
                                                Shares     Exercise Price ($)
                                             ===================================

    2001 Activity:
    Outstanding at beginning of year           12,570,000          0.921
    Granted                                     2,185,000          0.283
    Exercised                                    (100,000)         0.060
    Forfeited or expired                      (10,204,000)         0.975
                                             -----------------------------------
    Outstanding at end of year                  4,451,000          0.504
                                             ===================================
    Exercisable at end of year                  3,546,000          0.478

    2002 Activity:
    Outstanding at beginning of year            4,451,000          0.504
    Granted                                     1,625,000          0.164
    Exercised

    Forfeited or expired                       (2,016,000)         0.765
                                             -----------------------------------
    Outstanding at end of year                  4,060,000          0.212
                                             ===================================
    Exercisable at end of year                  2,960,000          0.225

At December 31, 2002, there are 1,125,000 options exercisable from $0.06 to $0.18 and 1,835,000 exercisable from $.28 to $.58. These options expire between 2003 and 2005. The weighted average grant date fair values of the options granted during 2002 and 2001 were $0.164 and $.283, respectively.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2002 and 2001 were 1.90 years and 2.02 years, respectively.

In February 2001 the Company's former Chief Executive Officer and Chief Financial Officer relinquished a combined 9,900,000 options granted during 2000, of which 676,000 were granted under the Plan and 9,224,000 were granted outside of the Plan. As part of the termination agreement the Company granted new fully vested options for 550,000 shares outside of the Plan to these former employees, with an exercise price equal to the average stock price on the date of their respective departures. The Black-Scholes value of these non-qualified options was $122,000, which the Company recognized as expense in the first quarter of 2001.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3. Stockholders' Equity, continued

Pro forma recognition regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS
123. The fair value for options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions used for all options granted in 2002 and 2001: risk-free interest rate ranging from 4% to 6%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of between .89 to 1.509 and an expected life of two to five years.

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

                                                        December 31,
                                                   2002              2001
                                                ----------------------------
      Net income (loss):
        As reported                             $307,000         $(2,801,000)
        Pro forma                                $58,000         $(3,264,000)
      Income (Loss) per share:
        As reported                                $.002             $(0.019)
        Pro forma                                    $ -             $(0.022)

Additionally, the Company recorded $122,000 of expense during 2001 related to non-employee options that were granted and vested. No such expense was recorded in 2002.

4. Acquisitions

In September 2000, the Company purchased, through its subsidiary, Starworks, the outstanding shares of Starworks Technology, Inc. The original aggregate consideration was $3,000,000, consisting of $1,500,000 in cash (of which the Company paid $1,000,000 at closing) and $1,500,000 in shares of the Company's common stock (1,959,000 shares). The purchase agreement provided for a reduction in the cash purchase price in the event that the audited net assets of Starworks at closing were less than $592,000. Pursuant to this provision, in December 2000 the sellers forfeited the $500,000 of the cash portion of the purchase price that was not paid at closing and returned an additional $194,000 of cash as a result of the certified audit of the closing balance sheet. The Company recorded $2,506,000 of goodwill in connection with the acquisition.

In January 2001 in the Federal District Court in the Northern District of Georgia, the Company commenced litigation against Mr. and Mrs. McConnell and other parties claiming either for the transaction to be reversed or for the McConnells to pay damages for their alleged misrepresentations regarding the sale of Starworks to the Company. The McConnells also filed suit against the Company claiming damages from the Company for alleged misrepresentations by the Company. In December 2001, a settlement agreement was reached between the Company and the McConnells whereby 1,459,000 shares of the Company's common

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


4. Acquisitions, continued

stock paid to the McConnells as part of the consideration was returned to the Company and the Company received an option to purchase the remaining 500,000 shares of common stock at $.15 per share. The Company exercised its option in January 2002 and purchased the remaining shares for $75,000. As a result of the 1,459,000 shares being returned to the Company, goodwill has been reduced by approximately $1.1 million.

These acquisitions have been accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of each acquisition.

On August 21, 2001 the Company acquired certain commercial assets of the wireless communications products line of Ball Aerospace & Technologies Corp. ("BATC"), a wholly owned subsidiary of Ball Corporation, for $925,000. The assets acquired consist mainly of raw materials and finished goods inventory, and testing and production equipment, and the purchase price has been allocated to these specifically identifiable assets. In November 2001 the purchase price was adjusted in accordance with the Purchase Agreement for variances in actual assets delivered to the Company by BATC. BATC has agreed to refund to the Company $99,000 pursuant to the Agreement and such refund was received subsequent to December 31, 2001.

5. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally accelerated depreciation for income tax purposes. Such amounts have not been significant. Income tax expense for the years ended December 31, 2002 and 2001 is as follows:

                                         2002              2001
                                     ----------------------------
      Current                        $   50,000      $    118,000
      Deferred                                -                 -
                                      ---------------------------
      Total                          $   50,000      $    118,000
                                     ============================

The Company has not recorded a liability for federal income taxes payable currently, or for deferred taxes to future periods due to the existence of substantial net operating loss carry-forward amounts available to offset taxable income. The components of the deferred taxes asset as of December 31 are as follows:

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


5. Income Taxes, continued

                                                        2002           2001
                                                   ----------------------------
Deferred tax assets:
    Net operating loss carry-forwards              $   353,000      $   530,000
    Stock option compensation                             --             45,000
    Inventory reserve                                  142,000          112,000
    Accrued expenses                                     8,000            9,000
    Bad debt reserves                                  366,000          371,000
                                                   -----------      -----------
                                                       869,000        1,067,000
Deferred tax liabilities:
    Prepaids                                           (38,000)         (35,000)
    Property and equipment                             (41,000)         (54,000)
                                                   ----------------------------
                                                       (79,000)         (89,000)

Deferred tax assets                                    790,000          978,000
Valuation allowance                                   (790,000)        (978,000)
                                                   ----------------------------
Net deferred tax assets                            $      --        $      --
                                                   ============================

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 34% to the provision for income taxes is as follows at December 31:

                                                           2002         2001
                                                        -----------------------
Tax (benefit) expense computed at statutory rate        $ 121,000     $(912,000)
State income tax                                           50,000       118,000
Valuation allowance                                      (107,000)      (38,000)
Effect of permanent differences                           (14,000)      950,000
Other                                                        --            --
                                                        -----------------------
Provision for income taxes                              $  50,000     $ 118,000
                                                        =======================

As of December 31, 2002 and 2001, an evaluation of the reserve determined that it was more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded. The valuation allowance for 2002 and 2001 decreased $188,000 and $80,000, respectively.

The Company has a net operating loss carry-forward of approximately $950,000 , which will begin to expire from 2004 to 2016. The net operating loss carry-forwards may be subject to further limitation pursuant to IRS section 382 and may expire unused.

6. Sales to Major Customers

The Company had no sales in excess of 10% of its net sales to any unrelated parties for the year ended December 31, 2002 and 2001.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


7. Significant Suppliers

During 2002 the Company purchased approximately 56% of its product from five vendors and during 2001 the Company purchased approximately 66% of its product from four vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.
8.  Leases

The Company leases its facilities under operating leases through 2005. Minimum future rentals payable under the leases are as follows:

                    2003                          $   205,000
                    2004                               94,000
                    2005                               98,000
                                                  -----------
                                                  $   397,000
                                                  ===========

Rent expense was $481,000 and $459,000 for the years ended December 31, 2002 and 2001, respectively.

Property, plant and equipment included the following amounts for leases that have been capitalized at December 31, 2002 and December 31, 2001.

                                              December 31,    December 31,
                                                  2002            2001

       Machinery and Equipment                $ 42,000           $ 39,000
       Computers and Software                   42,000             42,000
       Furniture and Fixtures                   20,000             20,000
                                              ---------------------------
                                               104,000            101,000
       Less accumulated amortization           (64,000)           (50,000)
                                               --------------------------
                                              $ 40,000           $ 51,000
                                              ===========================

The Company recorded amortization expense of $15,000 and $12,000, respectively, on assets recorded under capitalized leases for 2002 and 2001.

Future minimum lease payments under capital leases are as follows at December 31, 2002:

         2003                                      $  14,000
         2004                                          7,000
                                                   ---------
         Total minimum lease payments                 21,000
         Amount representing interest                 (2,000)
                                                   ---------
         Present value of lease payments           $  19,000
                                                   =========

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. The Company made no contributions to the Plan for fiscal years 2002 or 2001.

10. Commitments

We entered into a new employment agreement with our CEO, effective as of January 2, 2002, which terminates on January 2, 2004. Mr. Marx is to receive an annual base salary of $195,000 per year during the term of the agreement and is eligible to receive a bonus ranging from $50,000 to $80,000 for the year ending December 31, 2002 if the Company achieves certain predetermined revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") goals. Mr. Marx earned a bonus of $70,000 for 2002. Mr. Marx is eligible to receive another bonus for 2003 ranging from $50,000 to $100,000 if the Company achieves certain predetermined revenue and EBIDTA goals for the year ending December 31, 2003.

We entered into a new employment agreement with our President, effective as of June 1, 2002 with a term of two and one-half years. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $300,000 per year. Mr. Raskin is eligible to receive bonuses for each of the years ending December 31, 2002, 2003 and 2004 of between $50,000 and $300,000 depending upon Winncom achieving certain predetermined revenues and EBIDTA goals for those periods. Mr. Raskin earned a bonus of $50,000 for 2002.

We entered into a written employment agreement with our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111,000, adjusted to $125,000 on July 1, 2002. Mr. Lamirato also is eligible to earn bonuses of $35,000 or 3% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), whichever is greater, over the term of the agreement. Mr. Lamirato earned a bonus of $27,000 for 2002 and no bonus was earned for 2001. Mr. Lamirato also received options to purchase 350,000 shares of our common stock at prices ranging from $.14 to $0.33 per share exercisable from June 22, 2001 through June 30, 2004.

The Company entered into a written employment agreement with the Executive Vice President of the Wireless Communications Products Division, effective May 30, 2000. The employment agreement is for the period May 30, 2000 through May 29, 2003, at an annual base salary of $100,000. The base salary was adjusted to $115,000 effective October 1, 2001. Mr. Calloway also is eligible to earn bonuses of 3% of net profits over $180,000 of the Wireless Communications Products Division over the term of the agreement. Mr. Calloway earned a bonus of $19,000 for 2002 and earned a nominal bonus for 2001.

The Company entered into a written employment agreement with our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $19,000 for 2002 and no bonus was earned for 2001.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


12. Segment Information

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

Financial information regarding the Company's three operating segments for the years ended December 31, 2002 and 2001 are as follows:



                                       Distribution    Manufacturing        Cable         Corporate          Total
                                       -------------------------------------------------------------------------------
Net Sales                      2002    $ 25,079,000    $  7,285,000     $    420,000     $   (208,000)     $32,575,000
                               2001    $ 25,922,000    $  3,917,000     $  1,210,000     $   (109,000)     $30,940,000

Net Income (Loss)              2002         195,000         546,000          (43,000)        (391,000)         307,000
                               2001         386,000         369,000       (1,904,000)      (1,652,000)      (2,801,000)

Income (Loss) before Income    2002         245,000         546,000          (43,000)        (391,000)         357,000
Taxes                          2001         504,000         369,000       (1,904,000)      (1,652,000)      (2,683,000)

Identifiable Assets            2002      20,996,000       3,954,000          222,000       (1,717,000)      23,455,000
                               2001      20,675,000       4,724,000          531,000       (1,929,000)      24,001,000

Capital Expenditures           2002           9,000          70,000             --               --             79,000
                               2001          71,000         350,000            1,000             --            422,000

Depreciation and               2002          39,000         260,000            9,000             --            308,000
Amortization                   2001         877,000         201,000          182,000             --          1,260,000

Interest Expense               2002         201,000           6,000             --               --            207,000
                               2001         192,000          29,000           14,000            6,000          241,000

Corporate represents the operations of the parent Company, including segment eliminations.