Form 10-Q
period 2003-03-31
ARC WIRELESS SOLUTIONS INC
filed 2003-05-15
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

                                ===============

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003.

                                    000-18122
                             ----------------------
                            (Commission File Number)

                          ARC Wireless Solutions, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                             87-0454148
               ----                                             ----------
  (State or other jurisdiction of                             (IRS Employer
          incorporation)                                  Identification Number)

                           4860 Robb Street, Suite 101
                        Wheat Ridge, Colorado, 80033-2163
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
                                  -------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
          (Former Name or Former Address, if Changed Since Last Report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__     No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __X__     No _____

As of May 1, 2003, the Registrant had 153,229,180 shares outstanding of its $.0005 par value common stock.

================================================================================

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                                 March 31, 2003

                                Table of Contents

                                                                       Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003
               (unaudited) and December 31, 2002........................  3

         Consolidated Statements of Operations for
                the Three Months Ended
                March 31, 2003 and 2002 (unaudited).....................  4

         Consolidated Statements of Cash Flows for
                the Three Months Ended
                March 31, 2003 and 2002 (unaudited).....................   5

         Notes to Consolidated Financial Statements.....................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  13

Item 4.  Controls and Procedures........................................  14



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  14

Item 2. Changes in Securities and Use of Proceeds;
         Recent Sales of Unregistered Securities........................  14

Item 6.  Exhibits and Reports on Form 8-K...............................  15

Signatures..............................................................  15

Certifications Pursuant to Section 302
 of the Sarbanes-Oxley Act of 2002......................................  16



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   ARC Wireless Solutions, Inc.
                                   Consolidated Balance Sheets

                                                            March 31,                 December 31,
                                                              2003                        2002
Assets                                                     (unaudited)                     *
Current assets:
   Cash and equivalents                                    $    385,000               $    265,000
   Accounts receivable - customers, net                       4,406,000                  5,216,000
   Accounts receivable - vendors, net                           687,000                    939,000
   Inventory, net                                             6,165,000                  5,397,000
   Other current assets                                         100,000                    131,000
                                                           ---------------------------------------
Total current assets                                         11,743,000                 11,948,000
                                                           ---------------------------------------

Property and equipment, net                                     461,000                    505,000
                                                           ---------------------------------------

Other assets:
   Intangible assets including goodwill, net                 10,935,000                 10,934,000
   Deposits                                                      71,000                     68,000
                                                           ---------------------------------------
Total assets                                               $ 23,210,000               $ 23,455,000
                                                           =======================================
Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                                     $  3,619,000               $  3,718,000
   Accounts payable                                           4,494,000                  4,166,000
   Current portion of capital lease obligations                  12,000                     14,000
   Accrued expenses                                             468,000                    548,000
                                                           ---------------------------------------
Total current liabilities                                     8,593,000                  8,446,000

Capital lease obligations, less current portion                   2,000                      5,000
Bank line of credit, less current portion                          --                         --
                                                           ---------------------------------------
Total liabilities                                             8,595,000                  8,451,000
                                                           ---------------------------------------
Commitments
Stockholders' equity:
   Common stock                                                  78,000                     78,000
   Preferred stock                                                 --                         --
   Treasury stock                                            (1,195,000)                (1,195,000)
   Additional paid-in capital                                21,649,000                 21,649,000
   Accumulated deficit                                       (5,917,000)                (5,528,000)
                                                           ---------------------------------------
Total stockholders' equity                                   14,615,000                 15,004,000
                                                           ---------------------------------------
Total liabilities and stockholders' equity                 $ 23,210,000               $ 23,455,000
                                                           =======================================

* These numbers were derived from the audited financial statements for the year ended December 31, 2002.
 See accompanying notes.


                                         ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Operations


                                                                 Three months ended March 31,
                                                               2003                      2002
                                                           --------------------------------------
                                                                         (unaudited)

Sales, net                                                 $ 6,115,000                $ 8,006,000
Cost of sales                                                5,018,000                  6,204,000
                                                           --------------------------------------
      Gross profit                                           1,097,000                  1,802,000
                                                           --------------------------------------

Operating expenses:
   Selling, general and administrative expenses              1,435,000                  1,454,000
                                                           --------------------------------------
Total operating expenses                                     1,435,000                  1,454,000
                                                           --------------------------------------
      Income (loss) from operations                           (338,000)                   348,000

Other income (expense):
   Interest expense, net                                       (45,000)                   (48,000)
   Gain from debt cancellation                                    --                      178,000
   Other income                                                  9,000                      6,000
                                                           --------------------------------------
      Total other income (expense)                             (36,000)                   136,000
                                                           --------------------------------------
Income (loss) before income taxes                             (374,000)                   484,000

Provision for income taxes                                     (15,000)                   (20,000)
                                                           --------------------------------------
Net Income (loss)                                          $  (389,000)               $   464,000
                                                           ======================================

Net loss per share (basic and diluted)                     $      --                  $      --
                                                           ======================================
Net income (loss) per share - basic                        $     (.002)               $      .003
                                                           ======================================
Net income (loss) per share - diluted                      $     (.002)               $      .003
                                                           ======================================

See accompanying notes.




                                                 ARC Wireless Solutions, Inc.
                                             Consolidated Statements of Cash Flows


                                                                                   Three months ended March 31,
                                                                                     2003                2002
                                                                                  -------------------------------
                                                                                             (unaudited)
Operating activities
Net income (loss)                                                                 $  (389,000)        $   464,000
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   Operating activities:
     Depreciation and amortization                                                     73,000              74,000
      Debt cancellations                                                                 --              (178,000)
      Provision for doubtful accounts                                                (158,000)             15,000
     Non-cash expense for issuance of stock and options                                  --                34,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                                        1,220,000            (738,000)
       Inventory                                                                     (768,000)            516,000
       Prepaids and other current assets                                               31,000            (162,000)
          Other assets                                                                 (3,000)             (2,000)
       Accounts payable and accrued expenses                                          248,000            (398,000)
                                                                                  -------------------------------
Net cash provided by (used in) operating activities                                   254,000            (375,000)
                                                                                  -------------------------------

Investing activities
Patent acquisition costs                                                               (7,000)            (19,000)
Purchase of plant and equipment                                                       (23,000)            (21,000)
                                                                                  -------------------------------
Net cash used in investing activities                                                 (30,000)            (40,000)
                                                                                  -------------------------------
Financing activities
Repayment of line of credit and capital lease obligations                            (104,000)             (3,000)
Net borrowings under lines of credit                                                     --               169,000
Proceeds from private placement, net                                                     --               125,000
Acquisition of treasury shares                                                           --               (75,000)
                                                                                  -------------------------------
Net cash provided by (used in) financing activities                                  (104,000)            216,000
                                                                                  -------------------------------

Net increase (decrease) in cash                                                       120,000            (199,000)
Cash, beginning of period                                                             265,000             345,000
                                                                                  -------------------------------
Cash, end of period                                                               $   385,000         $   146,000
                                                                                  ===============================

Supplemental cash flow information:
  Cash paid for interest                                                          $    73,000         $    48,000
                                                                                  ===============================



See accompanying notes.

                                                            5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The Company operates in three business segments which are identified as distribution, manufacturing and cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements

Note 2.  Consolidation Policy

The accompanying unaudited consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC") and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Starworks"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

Note 3. Earnings Per Share

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings
(loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the entity. For the quarter ended March 31, 2003 the Company incurred a net loss and stock options and stock warrants totaling 500,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the quarter ended March 31, 2003.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:


                                                            Three Months Ended         Three Months Ended
                                                              March 31, 2003             March 31, 2002

         Numerator: Net Income (Loss)                              $(389,000)                 $ 464,000
                                                         ==============================================
         Denominator:
         Denominator  for  basic  earnings  per share -
         weighted average shares                                  153,223,000               152,530,000
         Effect of dilutive securities
           Employee stock options                                           -                 4,310,000
           Common stock warrants                                            -                 1,938,000
                                                         ----------------------------------------------
         Denominator  for  diluted  earnings  per share
         -  adjusted   weighted   average   shares  and
         assumed conversion                                       153,223,000               158,778,000
                                                         ==============================================

         Basic earnings (loss) per share                              $(.002)                     $.003
                                                         ==============================================

         Diluted earnings (loss) per share                            $(.002)                     $.003
                                                         ==============================================

Note 4.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                             March 31,        December 31,
                                           -------------------------------
                                               2003               2002
                                           -------------------------------
         Raw materials                      $1,061,000       $  984,000
         Work in progress                      123,000          100,000
         Finished goods                      5,379,000        4,695,000
                                           -------------------------------
                                             6,563,000        5,779,000
         Inventory reserve                    (398,000)        (382,000)
                                           -------------------------------
         Net inventory                      $6,165,000       $5,397,000
                                           ===============================

Note 5.  Revolving Bank Loan

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.75% at March 31, 2003 and December 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000, the line was increased to $3,000,000. On October 29, 2002, this line of credit and the $1 million line of credit discussed below were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,619,000 was outstanding at March 31, 2003 and $3,718,000 was outstanding at December 31, 2002. On April 18, 2003, the bank extended the due date deadline to July 31, 2003 while Winncom and the bank negotiate the terms of a new line of credit facility.

In connection with the acquisition of the certain assets of Ball Aerospace and Technology Corp. (BATC) in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. As described above, on October 29, 2002, this line of credit was combined with Winncom's other line of credit into a single $4 million facility.

Revolving bank lines of credit consist of:

                                                    March 31,     December 31,
                                                 ------------------------------
                                                      2003           2002
                                                 ------------------------------
    Bank line of credit - Winncom                $ 3,619,000       3,718,000
                                                 ------------------------------
                                                   3,619,000       3,718,000
    Less current portion                          (3,619,000)     (3,718,000)
                                                 ------------------------------
    Non-current portion                          $         -      $        -
                                                 ==============================

Note 6.  Equity Transactions

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

For the year ended December 31, 2002, the Company recorded the issuance of 26,841 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $3,000.

In November 2002, the Company completed the purchase of odd lot shares of less than 100 shares resulting in the purchase of 2,240 shares for approximately $2,800.

For the quarter ended March 31, 2003, the Company recorded the issuance of 6,250 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $500.

Note 7.  Recent Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143, "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The adoption of this statement did not have a material effect on its financial position, results of operations, or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions for this Form 10-Q (see Note 8 of the Condensed Consolidated Financial Statements). The Company has continued to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 did not have a material effect on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those VIEs created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company has no VIEs and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company's financial position or results of operations.

Note 8. Stock Based Compensation

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards
(SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                                   March 31,
                                                                            2003              2002
                                                                       ---------------------------------

      Net income (loss) as reported                                        $ (389,000)          $464,000
      Add: stock based  compensation  included in reported net income
      (loss)                                                                         -                 -
      Deduct: Stock-based compensation cost under SFAS 123                    (62,000)          (175,000)
                                                                       ---------------------------------
      Pro forma net income (loss)                                          $ (451,000)          $289,000
                                                                       =================================


      Pro forma basic and diluted net income (loss) per share:
      Pro  forma  shares  used in the  calculation  of pro  forma net
      income (loss) per common share- basic and diluted                   153,223,000        158,778,000
      Reported net income (loss) per common share - basic and diluted
                                                                               $(.002)             $.003
      Pro  forma  net  income  (loss)  per  common  share - basic and
      diluted                                                                  $(.002)             $.003




Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123.
Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

    ---------------------------------------- ------------------------------------------------
                                             Three Months Ended March      Three Months Ended
                                                     31, 2003                March 31, 2002
    -----------------------------------------------------------------------------------------
      Volatility                                           1.5                       1.5
    -----------------------------------------------------------------------------------------
     Expected life of options (in years)                     2                         2
    -----------------------------------------------------------------------------------------
     Dividend Yield                                      0.00%                     0.00%
    -----------------------------------------------------------------------------------------
     Risk free interest rate                             2.50%                     4.50%
    -----------------------------------------------------------------------------------------

Note 9.  Industry Segment Information

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related
Information" requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Financial information regarding the Company's three operating segments for the quarters ended March 31, 2003 and 2002 are as follows:

                              Distribution      Manufacturing         Cable            Corporate          Total
                             --------------------------------------------------------------------------------------

Net Sales              2003     $  5,006,000     $  1,183,000      $      2,000      $    (76,000)     $  6,115,000
                       2002     $  5,905,000     $  1,959,000      $    193,000      $    (51,000)     $  8,006,000

Net Earnings (Loss)    2003     $     54,000     $   (181,000)     $      1,000      $   (263,000)     $   (389,000)
                       2002     $     72,000     $    307,000      $    (63,000)     $    148,000      $    464,000

Earnings (Loss)
before Income Taxes    2003     $     69,000     $   (181,000)     $      1,000      $   (263,000)     $   (374,000)
                       2002     $     92,000     $    307,000      $    (63,000)     $    148,000      $    484,000

Identifiable Assets    2003     $ 21,243,000     $  3,446,000      $    216,000      $ (1,695,000)     $ 23,210,000
                       2002     $ 21,059,000     $  4,553,000      $    476,000      $ (1,949,000)     $ 24,139,000



Corporate represents the operations of the parent Company, including segment eliminations.

Note 10.  Subsequent Events

On April 3, 2003, the Company executed a new lease agreement for the lease of approximately 50,000 square feet of office and warehouse space in Wheat Ridge, Colorado. The lease commences July 1, 2003 and is for a period of 7 years.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales were $6.1 million and $8 million for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in revenues comparing the three months ended March 31, 2003 to the three months ended March 31, 2002 is attributable to three factors: 1) a decrease in revenues from the Wireless Communications Products Division, primarily revenues from base station antennas which were $500,000 for the quarter ended March 31, 2003 and $1.3 million for the quarter ended March 31, 2002; 2) a decrease in Starworks' revenues from $193,000 for the quarter ended March 31, 2002 to $2,000 for the quarter ended March 31, 2003; and 3) a decrease in Winncom revenues from $5.9 million for the quarter ended March 31, 2002 to $5.0 million for the quarter ended March 31, 2003. The decline in revenues is due to the overall general sluggishness of the economy and a delay in the execution of a construction contract between a major cell phone carrier and their contract construction contractor. The delay of the execution of this contract resulted in reduced sales of base station antennas until April 2003. The operations of Starworks are essentially dormant after the Company closed the Atlanta, Georgia location in July 2002.

Gross profit margins were 17.9% and 22.5% for the three-months ended March 31, 2003 and March 31, 2002, respectively. The decrease in gross margin for the quarter ended March 31, 2003 vs. the quarter ended March 31, 2002 is primarily the result of the larger percentage decrease in revenues from the Wireless Communications Products Division, whose products have a higher margin than the products of Winncom or Starworks. For the quarter ended March 31, 2003, the Wireless Communications Products Division sales accounted for 19.3% of revenues compared to the quarter ended March 31, 2002 where the Wireless Communications Products Division sales accounted for 24.5% of revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended March 31, 2003 , the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the quarter ended March 31, 2002 and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the quarters ended March 31, 2003 and 2002, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $10,000 and $20,000 for the quarter ended March 31, 2003 and between $150,000 and $200,000 for the quarter ended March 31, 2002.

Selling, general and administrative expenses (SG&A) decreased by $19,000 for the three months ended March 31, 2003 compared to March 31, 2002. Although the amount of SG&A remained relatively the same comparing 2003 and 2002, SG&A as a percent of revenue increased from 18.2% for the three months ended March 31, 2002 to 23.5% for the three months ended March 31, 2003. Salaries and wages remain the largest component of SG&A making up 47% of the total for the quarters ended March 31, 2003 and 2002. The main reason for this increase in SG&A as a percentage of revenues is not an increase in costs but a decline in revenues.

Net interest expense was $45,000 for the three months ended March 31, 2003 compared to $48,000 for the three months ended March 31, 2002. The average balance outstanding on the lines of credit was $3.6 million for the quarter ended March 31, 2003 and for the quarter ended March 31, 2002 but the interest rate was 4.75% for the quarter ended March 31, 2003 as compared to 5.25% for quarter ended March 31, 2002.

Included in other income for the three months ended March 31, 2002 is a gain from debt settlements of $178,000. There was no gain from debt settlements for the quarter ended March 31, 2003.

The Company had a net loss of $389,000 for the three months ended March 31, 2003 as compared to net income of $464,000 for the three months ended March 31, 2002. The difference is primarily due to three factors, 1) a 24% decrease in sales comparing 2003 to 2002, 2) a decrease in the gross margin from 22.5% to 17.9% and 3) the gain from debt settlements of $178,000 recorded for the quarter ended March 31, 2002 where none was recorded in 2003.

Financial Condition

The net cash provided by operating activities was $254,000 for the quarter ended March 31, 2003 as compared to net used in operating activities of $375,000 for the quarter ended March 31, 2002. Even though the Company had a loss of $389,000 for the quarter ended March 31, 2003, we were able to fund those losses through accounts receivable collections, with accounts receivable decreasing from $6.2 million at December 31, 2002 to $5.1 million at March 31, 2003. Inventories increased by approximately $800,000 from December 31, 2002 to March 31, 2003 and part of that increase was funded by accounts payable increases, approximately $250,000, and the remainder was funded by accounts receivable collections.

Even though the Company had net income of $464,000 in the quarter ended March 31, 2002 and had a reduction of inventory of approximately $516,000, the Company had increases in accounts receivable and decreases in accounts payable of approximately $1,136,000 resulting in net cash used in operations of $375,000.

The net cash used in investing activities was $30,000 for the quarter ended March 31, 2003 compared to $40,000 for the quarter ended March 31, 2002, primarily the result of expenditures for patents and equipment.

The net cash used in financing activities for the quarter ended March 31, 2003 is due to repayments under lines of credit of $104,000. The net cash provided by financing activities in 2002 is primarily the result of increases in net borrowings under lines of credit of $163,000 and proceeds from a private placement of $125,000 offset by the purchase of treasury stock in the amount of $75,000 in connection with the McConnell litigation settlement.

The Company's working capital at March 31, 2003 was $3.2 million compared to $3.5 million at December 31, 2002.

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.75% at March 31, 2003 and December 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000 the line was increased to $3,000,000. On October 29, 2002, this line of credit and the $1 million line of credit discussed below were combined into a single $4 million revolving line of credit due April 30, 2003 of which $3,619,000 was outstanding at March 31, 2003 and $3,718,000 was outstanding at December 31, 2002. On April 18, 2003, the bank extended the due date to July 31, 2003 while Winncom and the bank negotiate the terms of a new line of credit facility.

In connection with the acquisition of the Ball Assets in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. On October 29, 2002 this line of credit was combined with Winncom's other line of credit into a single $4 million facility.

Management believes that current working capital and available borrowings on existing bank lines of credit, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2003 and into the foreseeable future.

Forward Looking Statements

This report contains forward-looking statements. Although the Company believes that the expectations reflected in the forward looking statements and the assumptions upon which the forward looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 for additional statements concerning important factors, such as demand for products, manufacturing costs and competition that could cause actual results to differ materially from the Company's expectations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision and with the participation, of ARC management, including the Chief Executive Officer and the Chief Financial Officer, during the 90 day period prior to the filing of this report, the Companys Chief Executive Officer and Chief Financial Officer believe ARC's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are to the best of their knowledge, effective.

(b)  Changes in internal controls

     Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in the Companys internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors, that could significantly affect these controls to ensure that information required to be disclosed by ARC, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the accounts receivable it estimates will be uncollectible.

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

In March 2002, the Company sold 754,545 shares of restricted common stock at $.165 per share to two accredited investors in a private placement transaction. These sales resulted in gross proceeds to the Company of $124,500. The issuance of these shares of common stock were made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act. The Company used the net proceeds from this offering for working capital purposes. Pursuant to the terms of the private placement, the Company was obligated to file with the SEC, within 30 days after the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, a registration statement covering resale of these shares. This registration statement was filed with the SEC on October 3, 2002.

Item 6.  Exhibits And Reports On Form 8-K

         (a) Exhibits.
             ---------

             99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.
             -------------------

             None


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARC WIRELESS SOLUTIONS, INC.


Date:    May 14, 2003                     By:  /S/ Randall P. Marx
                                               ---------------------------------
                                                   Randall P. Marx
                                                   Chief Executive Officer

 Date:   May 14, 2003                     By:  /S/ Monty R. Lamirato
                                               ---------------------------------
                                                   Monty R. Lamirato
                                                   Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randall P. Marx, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ARC Wireless Solutions, Inc.

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

May 14, 2003                                    /s/ Randall P. Marx
                                                    ----------------------------
                                                    Randall P. Marx
                                                    Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Monty R. Lamirato, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ARC Wireless Solutions, Inc.

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

May 14, 2003                                /s/ Monty R. Lamirato
                                                --------------------------------
                                                Monty R. Lamirato
                                                Chief Financial Officer