Form 10-Q
period 2003-06-30
ARC WIRELESS SOLUTIONS INC
filed 2003-08-14
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10 - Q

                          ----------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003.

                                    000-18122
                            (Commission File Number)

                          ARC Wireless Solutions, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                            87-0454148
              ----                                             ----------
(State or other jurisdiction of                               (IRS Employer
         incorporation)                                   Identification Number)

                  10601 West 48th Ave, I-70 Frontage Rd. North
                        Wheat Ridge, Colorado, 80033-2163
                        ---------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
                                 --------------
              (Registrant's telephone number, including area code)

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
Yes   X       No
    -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X       No
    -----        -----

As of August 1, 2003, the Registrant had 153,229,180 shares outstanding of its $.0005 par value common stock.

================================================================================

================================================================================

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                                  June 30, 2003

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2003
                (unaudited) and December 31, 2002.........................   3

         Consolidated Statements of Operations for the
                Three Months and Six Months Ended
                June 30, 2003 and 2002 (unaudited)........................   4

         Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2003 and 2002 (unaudited).....................   5

         Notes to Consolidated Financial Statements.......................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   15

Item 4.  Controls and Procedures..........................................   16


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   17

Item 6.  Exhibits and Reports on Form 8-K.................................   17

Signatures................................................................   17

Exhibit 31.1..............................................................   18

Exhibit 32.1..............................................................   20


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       ARC Wireless Solutions, Inc.
                                       Consolidated Balance Sheets

                                                                  June 30,                 December 31,
                                                                   2003                        2002
Assets                                                          (unaudited)                     *
Current assets:
   Cash and equivalents                                        $    115,000               $    265,000
   Accounts receivable - customers, net                           4,660,000                  5,216,000
   Accounts receivable - vendors, net                               867,000                    939,000
   Inventory, net                                                 7,171,000                  5,397,000
   Other current assets                                             351,000                    131,000
                                                               ---------------------------------------
Total current assets                                             13,164,000                 11,948,000
                                                               ---------------------------------------

Property and equipment, net                                         471,000                    505,000
                                                               ---------------------------------------

Other assets:
   Intangible assets including goodwill, net                     10,939,000                 10,934,000
   Deposits                                                          74,000                     68,000
                                                               ---------------------------------------
Total assets                                                   $ 24,648,000               $ 23,455,000
                                                               =======================================

Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                                         $  3,899,000               $  3,718,000
   Accounts payable                                               5,669,000                  4,166,000
   Current portion of capital lease obligations                      11,000                     14,000
   Accrued expenses                                                 345,000                    548,000
                                                               ---------------------------------------
Total current liabilities                                         9,924,000                  8,446,000

Capital lease obligations, less current portion                        --                        5,000
Bank line of credit, less current portion                              --                         --
                                                               ---------------------------------------
Total liabilities                                                 9,924,000                  8,451,000
                                                               ---------------------------------------
Commitments
Stockholders' equity:
   Common stock                                                      78,000                     78,000
   Preferred stock                                                     --                         --
   Treasury stock                                                (1,195,000)                (1,195,000)
   Additional paid-in capital                                    21,649,000                 21,649,000
   Accumulated deficit                                           (5,808,000)                (5,528,000)
                                                               ---------------------------------------
Total stockholders' equity                                       14,724,000                 15,004,000
                                                               ---------------------------------------
Total liabilities and stockholders' equity                     $ 24,648,000               $ 23,455,000
                                                               =======================================

* These numbers were derived from the audited financial statements for the year ended December 31, 2002.
See accompanying notes.






                                                ARC Wireless Solutions, Inc.
                                           Consolidated Statements of Operations


                                                        Three months ended June 30,           Six months ended June 30,
                                                          2003               2002              2003               2002
                                                     ---------------------------------------------------------------------
                                                               (unaudited)                          (unaudited)

Sales, net                                           $  6,877,000       $  7,951,000       $ 12,992,000       $ 15,957,000
Cost of sales                                           5,532,000          6,352,000         10,550,000         12,556,000
                                                     ---------------------------------------------------------------------
      Gross profit                                      1,345,000          1,599,000          2,442,000          3,401,000
                                                     ---------------------------------------------------------------------

Operating expenses:
   Selling, general and administrative expenses         1,189,000          1,445,000          2,624,000          2,899,000
                                                     ---------------------------------------------------------------------
Total operating expenses                                1,189,000          1,445,000          2,624,000          2,899,000
                                                     ---------------------------------------------------------------------
      Income (loss) from operations                       156,000            154,000           (182,000)           502,000

Other income (expense):
   Interest expense, net                                  (45,000)           (53,000)           (90,000)          (101,000)
   Gain from debt cancellation                               --               48,000               --              226,000
   Other income                                            10,000             11,000             19,000             17,000
                                                     ---------------------------------------------------------------------
      Total other income (expense)                        (35,000)             6,000            (71,000)           142,000
                                                     ---------------------------------------------------------------------
Income (loss) before income taxes                         121,000            160,000           (253,000)           644,000

Provision for income taxes                                (12,000)           (19,000)           (27,000)           (39,000)
                                                     ---------------------------------------------------------------------
Net Income (loss)                                    $    109,000       $    141,000       $   (280,000)      $    605,000
                                                     =====================================================================

Net loss per share (basic and diluted)                       --                 --         $      (.002)              --
                                                     =====================================================================
Net income (loss) per share - basic                  $       .001       $       .001               --         $       .004
                                                     =====================================================================
Net income (loss) per share - diluted                $       .001       $       .001               --         $       .004
                                                     =====================================================================

See accompanying notes.






                                     ARC Wireless Solutions, Inc.
                                 Consolidated Statements of Cash Flows


                                                                     Six months ended June 30,
                                                                   2003                    2002
                                                               ------------------------------------
                                                                             (unaudited)
Operating activities
Net income (loss)                                              $  (280,000)             $   605,000
Adjustments to reconcile net income (loss) to net cash
provided (used in)
   Operating activities:
     Depreciation and amortization                                 135,000                  151,000
      Debt cancellations                                              --                   (226,000)
      Provision for doubtful accounts                             (241,000)                  84,000
     Non-cash expense for issuance of stock and options               --                     36,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                       869,000                 (476,000)
       Inventory                                                (1,774,000)                (611,000)
       Prepaids and other current assets                          (220,000)                (140,000)
          Other assets                                              (6,000)                  (1,000)
       Accounts payable and accrued expenses                     1,300,000                   58,000
                                                               ------------------------------------
Net cash provided by (used in) operating activities               (217,000)                (520,000)
                                                               ------------------------------------

Investing activities
Patent acquisition costs                                           (14,000)                 (29,000)
Purchase of plant and equipment                                    (92,000)                 (47,000)
                                                               ------------------------------------
Net cash used in investing activities                             (106,000)                 (76,000)
                                                               ------------------------------------

Financing activities
Repayment of line of credit and capital lease obligations           (8,000)                  (6,000)
Net borrowings under lines of credit                               181,000                  319,000
Proceeds from private placement, net                                  --                    121,000
Acquisition of treasury shares                                        --                    (75,000)
                                                               ------------------------------------
Net cash provided by (used in) financing activities                173,000                  359,000
                                                               ------------------------------------

Net increase (decrease) in cash                                   (150,000)                (237,000)
Cash, beginning of period                                          265,000                  345,000
                                                               ------------------------------------
Cash, end of period                                            $   115,000              $   108,000
                                                               ====================================

Supplemental cash flow information:
  Cash paid for interest                                       $   117,000              $    99,000
                                                               ====================================



See accompanying notes.

                                                      5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

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

The Company operates in three business segments which are identified as distribution, manufacturing, and cable, thereby offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Note 3. Earnings Per Share

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings
(loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the entity. For the six months ended June 30, 2003 the Company incurred a net loss and stock options and stock warrants totaling 250,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the six months ended June 30, 2003.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:


                                               Three Months Ended  Three Months  Six Months Ended        Six Months Ended
                                                    Ended             Ended           Ended                   Ended
                                                June 30, 2003     June 30, 2002    June 30, 2003         June 30, 2002

Numerator: Net Income (Loss)                    $   109,000       $   141,000       $  (280,000)       $        605,000
                                                ======================================================================
Denominator:
Denominator  for  basic  earnings  per
share - weighted average shares                 153,226,000       153,298,000       153,226,000             152,916,000
Effect of dilutive securities
  Employee stock options                            250,000           532,000                                   401,000
  Common stock warrants                                --                --                --                      --
                                                -----------------------------------------------------------------------
Denominator for diluted earnings
per share -- adjusted weighted
average shares and assumed conversion           153,476,000       153,830,000       153,226,000             153,317,000
                                                =======================================================================

Basic earnings per share                        $      .001       $      .001       $     (.002)       $           .004
                                                =======================================================================

Diluted earnings per share                      $      .001       $      .001       $     (.002)       $           .004
                                                =======================================================================

Note 4.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                           June 30,      December 31,
                                          ---------------------------
                                             2003            2002
                                          ---------------------------

         Raw materials                    $1,086,000       $  984,000
         Work in progress                    123,000          100,000
         Finished goods                    6,416,000        4,695,000
                                          ---------------------------
                                           7,625,000        5,779,000
         Inventory reserve                  (454,000)        (382,000)
                                          ---------------------------
          Net inventory                   $7,171,000       $5,397,000
                                          ===========================

Note 5.  Revolving Bank Loan

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.75% at June 30, 2003 and December 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000, the line was increased to $3,000,000. On October 29, 2002, this line of credit and the $1 million line of credit discussed below were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,899,000 was outstanding at June 30, 2003 and $3,718,000 was outstanding at December 31, 2002. On April 18, 2003, the bank extended the due date deadline to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. As of June 30, 2003 Winncom was in violation of two financial covenants but since the line of credit is classified as a current liability there is no impact on the consolidated financial statements.

In connection with the acquisition of certain assets of Ball Aerospace and Technology Corp. (BATC) in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. As described above, on October 29, 2002, this line of credit was combined with Winncom's other line of credit into a single $4 million facility.

Revolving bank lines of credit consist of:

                                                 June 30,      December 31,
                                                ----------------------------
                                                   2003             2002
                                                ----------------------------
    Bank line of credit - Winncom               $3,899,000        $3,718,000
                                                ----------------------------
                                                 3,899,000         3,718,000
    Less current portion                        (3,899,000)       (3,718,000)
                                                ----------------------------
    Non-current portion                         $    --           $    --
                                                =============================

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

For the quarter ended June 30, 2003, the Company recorded the issuance of 6,250 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $500.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of adopting EITF No. 00-21 on its results of operations and financial position

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements were effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions for this Form 10-Q (see Note 8 of the Condensed Consolidated Financial Statements). The Company has continued to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 did not have a material effect on our financial position, results of operations, or cash flows.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively and the Company is in the process of evaluating what impact, if any, SFAS No. 149 may have on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance of SFAS No. 150 and still existing at August 1, 2003, it will be reported as a cumulative effect of a change in accounting principle. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company is currently evaluating the impact SFAS No. 150 may have on its consolidated financial position or results of operations.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:


                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                       2003              2002             2003              2002
                                                    ---------------------------------------------------------------
Net income (loss) as reported                       $ 109,000         $ 141,000         $(280,000)        $ 605,000
Add: stock based compensation included  in
reported net income (loss)                               --                --                --                --
Deduct: Stock-based compensation
cost under SFAS 123                                   (19,000)          (58,000)          (38,000)         (102,000)
                                                    ---------         ---------         ---------         ---------
Pro forma net income (loss)                         $  90,000         $  83,000         $(318,000)        $ 503,000
                                                    =========         =========         =========         =========

Pro forma basic and diluted net
income (loss) per share:
Pro forma shares used in the calculation
of pro forma net income (loss) per
common share- basic and diluted                    153,476,000      153,830,000      153,226,000        153,317,000
Reported net income (loss)
per common share - basic and diluted                     $.001            $.001           $(.002)             $.004
Pro forma net income (loss)
per common  share - basic and diluted                    $.001            $.001           $(.002)             $.003

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123.
Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

----------------------------------------------------------------------------------------------------------
                                                       Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
----------------------------------------------------------------------------------------------------------
                                                      2003            2002            2003            2002
----------------------------------------------------------------------------------------------------------
Volatility                                             1.5             1.5             1.5             1.5
----------------------------------------------------------------------------------------------------------
Expected life of options (in years)                      2               2               2               2
----------------------------------------------------------------------------------------------------------
Dividend Yield                                        0.00%           0.00%           0.00%           0.00%
-----------------------------------------------------------------------------------------------------------
Risk free interest rate                               2.50%           4.50%           2.50%           4.50%
-----------------------------------------------------------------------------------------------------------




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

The Company has three reportable segments that are separate business units that offer different products as follows: distribution of wireless communication products, antenna manufacturing, and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.
Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers.

Financial information regarding the Company's three operating segments for both the three months and six months ended June 30, 2003 and 2002, respectively are as follows:

Three Months Ended June 30,
                                         Distribution   Manufacturing       Cable         Corporate       Total
                                        ----------------------------------------------------------------------------

Net Sales                        2003   $  5,260,000    $  1,647,000    $      1,000    $    (31,000)   $  6,877,000
                                 2002   $  6,082,000    $  1,782,000    $     91,000    $     (4,000)   $  7,951,000

Net Earnings (Loss)              2003   $    102,000    $    158,000    $     (5,000)   $   (146,000)   $    109,000
                                 2002   $     51,000    $    208,000    $      9,000    $   (127,000)   $    141,000
Earnings (Loss)
before Income Taxes              2003   $    114,000    $    158,000          (5,000)   $   (146,000)   $    121,000
                                 2002   $     70,000    $    208,000    $      9,000    $   (127,000)   $    160,000

Identifiable Assets              2003   $ 22,462,000    $  3,667,000    $    200,000    $ (1,681,000)   $ 24,648,000
                                 2002   $ 22,025,000    $  4,242,000    $    400,000    $ (1,834,000)   $ 24,833,000

Six Months Ended June 30,

                                        Distribution    Manufacturing      Cable          Corporate        Total
                                        ----------------------------------------------------------------------------

Net Sales                        2003   $ 10,265,000    $  2,830,000    $      3,000    $   (106,000)   $ 12,992,000
                                 2002   $ 11,987,000    $  3,741,000    $    285,000    $    (56,000)   $ 15,957,000

Net Earnings (Loss)              2003   $    156,000    $    (23,000)   $     (5,000)   $   (408,000)   $   (280,000)
                                 2002   $    123,000    $    515,000    $    (54,000)   $     21,000    $    605,000
Earnings (Loss)
before Income Taxes              2003   $    183,000    $    (23,000)         (5,000)   $   (408,000)   $   (253,000)
                                 2002   $    162,000    $    515,000    $    (54,000)   $     21,000    $    644,000

Identifiable Assets              2003   $ 22,462,000    $  3,667,000    $    200,000    $ (1,681,000)   $ 24,648,000
                                 2002   $ 22,025,000    $  4,242,000    $    400,000    $ (1,834,000)   $ 24,833,000


The segment entitled "Corporate" represents the operations of the parent Company, including segment eliminations.

Note 10.  Leasing Activities

On April 3, 2003, the Company determined to move its offices and operations, and executed a seven-year lease agreement for approximately 50,000 square feet of office and warehouse space at a new location in Wheat Ridge, Colorado. The lease commenced July 1, 2003.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations: Three Months Ended June 30, 2003 and 2002

Sales were $6.9 million and $8 million for the three-month periods ended June 30, 2003 and 2002, respectively. The decrease in revenues comparing the three months ended June 30, 2003 with the three months ended June 30, 2002 is attributable to three factors: 1) a $135,000 decrease in revenues from the Wireless Communications Products Division, primarily revenues from base station antennas which were $610,000 for the quarter ended June 30, 2003 and $730,000 for the quarter ended June 30, 2002; 2) a decrease in Starworks' revenues from $91,000 for the quarter ended June 30, 2002 to $1,000 for the quarter ended June 30, 2003; and 3) a decrease in Winncom revenues from $6.1 million for the quarter ended June 30, 2002 to $5.3 million for the quarter ended June 30, 2003. The overall decline in revenues is primarily due to the continued sluggish demand for base station antennas and reduced component selling prices at Winncom, consistent with the continued softening of the U.S. economy. The operations of Starworks are essentially dormant after the Company closed the Atlanta, Georgia location in July 2002.

Gross profit margins were 19.6% and 20.1% for the three-months ended June 30, 2003 and June 30, 2002, respectively. The slight decrease in gross margin for the quarter ended June 30, 2003 as compared with the quarter ended June 30, 2002 is primarily the result of a 1% decrease in margins from the Wireless Communications Products Division. For the quarter ended June 30, 2003, the Wireless Communications Products Division sales accounted for 24% of revenues compared with the quarter ended June 30, 2002 in which the Wireless Communications Products Division sales accounted for 22.4% of revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended June 30, 2002, the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the quarter ended June 30, 2003, and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will continue to diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the quarters ended June 30, 2003 and 2002, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $30,000 and $60,000 for the quarter ended June 30, 2003 and between $50,000 and $100,000 for the quarter ended June 30, 2002.

Selling, general and administrative expenses (SG&A) decreased by $256,000 for the three months ended June 30, 2003 from the three months ended June 30, 2002, despite incurring approximately $35,000 in costs moving to our new manufacturing facility in Wheat Ridge, CO. The decrease in SG&A for the quarter ended June 30, 2003 is primarily due to a $126,000 decrease in bad debt expense and the cessation of the operations of Starworks in Atlanta in July 2002 that has reduced SG&A by an additional $42,000. SG&A as a percent of revenue decreased from 18.2% for the three months ended June 30, 2002 to 17.3% for the three months ended June 30, 2003. Salaries and wages, including sales based commissions, remain the largest component of SG&A making up 59% of the total SG&A for the quarter ended June 30, 2003 and 47% of the total SG&A for the quarter ended June 30, 2002.. The total dollar amount of salaries and wages has remained relatively the same comparing 2003 and 2002.

Net interest expense was $45,000 for the three months ended June 30, 2003 compared with $53,000 for the three months ended June 30, 2002. The average balance outstanding on the lines of credit was $3.6 million for the quarter ended June 30, 2003 and for the quarter ended June 30, 2002, but the interest rate was 4.75% for the quarter ended June 30, 2003 as compared with 5.25% for quarter ended June 30, 2002.

Included in other income for the three months ended June 30, 2002 is a gain from debt settlements of $48,000. There was no gain from debt settlements for the quarter ended June 30, 2003.

The Company had net income of $109,000 for the three months ended June 30, 2003 as compared with net income of $141,000 for the three months ended June 30, 2002. The difference is primarily due to the 13% decrease in sales from the quarter ended June 30, 2003 to the quarter ended June 30, 2002 offset by a reduction in SG&A of $256,000. In addition, 2002 included a gain on debt settlements of $48,000 and there were no gains on debt settlements in 2003.

Results of Operations: Six Months Ended June 30, 2003 and 2002

Sales were $13 million and $16 million for the six-month periods ended June 30, 2003 and 2002, respectively. The decrease in revenues for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 is attributable to three factors: 1) a decrease in the Wireless Communications Products Division's revenues from base station antennas, which were $1 million for the six months ended June 30, 2003 and $2 million for the six months ended June 30, 2002; 2) a decrease in Starworks' revenues from $284,000 for the six months ended June 30, 2002 to $3,000 for the quarter ended June 30, 2003; and 3) a decrease in Winncom revenues from $12 million for the six months ended June 30, 2002 to $10.3 million for the six months ended June 30, 2003. The overall decline in revenues is primarily due to the continued sluggish demand for base station antennas and reduced component selling prices at Winncom, consistent with the continued softening of the U.S. economy. The operation of Starworks has been essentially dormant since the Company closed the Atlanta, Georgia location in July 2002.

Gross profit margins were 18.8% and 21.3% for the six-months ended June 30, 2003 and June 30, 2002, respectively. The decrease in gross margin for the six months ended June 30, 2003 vs. the six months ended June 30, 2002 is primarily the result of the larger percentage decrease in revenues from the Wireless Communications Products Division, whose products have a higher margin than the products of Winncom or Starworks. For the six months ended June 30, 2003, the Wireless Communications Products Division sales accounted for 21.8% of revenues compared with the six months ended June 30, 2002 in which the Wireless Communications Products Division sales accounted for 23.4% of revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the six months ended June 30, 2002, the Wireless Communications Products Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the six months ended June 30, 2003, and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the respective six month periods ended June 30, 2003 and 2002, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $35,000 and $70,000 for the six months ended June 30, 2003 and between $200,000 and $300,000 for the six months ended June 30, 2002.

Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2003 decreased by $275,000 for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002, despite incurring approximately $35,000 in costs moving to our new manufacturing facility in Wheat Ridge, CO. The decrease in 2003 is primarily due to a decrease in bad debt expense of $128,000 and the cessation of operations of Starworks in Atlanta in July 2002 that has reduced SG&A expenses by approximately $112,000. Despite the $275,000 reduction of SG&A between 2002 and 2003, SG&A as a percent of revenue increased from 18.2% for the six months ended June 30, 2002 to 20.2% for the six months ended June 30, 2003. Salaries and wages remain the largest component of SG&A making up 54% of the total SG&A for the six months ended June 30, 2003 and 50% for the six months ended June 30, 2002. The main reason for the increase in SG&A as a percentage of revenues is not an increase in SG&A but a decline in revenues.

Net interest expense was $90,000 for the six months ended June 30, 2003 compared with $101,000 for the six months ended June 30, 2002. The average balance outstanding on the line of credit was $3.7 million for the six months ended June 30, 2003 and 2002 but the interest rate was 4.75% for the six months ended June 30, 2003 as compared with 5.25% for the six months ended June 30, 2002.

Included in other income for the six months ended June 30, 2002 is a gain from debt settlements of $226,000. There was no gain from debt settlements for the quarter ended June 30, 2003.

The Company had a net loss of $280,000 for the six months ended June 30, 2003 as compared with net income of $605,000 for the six months ended June 30, 2002. The difference is primarily due to three factors: 1) a 19% decrease in sales comparing the six months ended June 30, 2003 with the six months ended June 30, 2002, 2) a decrease in gross margin from 21.3% to 18.8% and 3) the gain from debt settlements of $226,000 recorded for the six months ended June 30, 2002 with no gains from debt settlements for the six months ended June 30, 2003.

Financial Condition

The net cash used in operating activities was $217,000 for the six months ended June 30, 2003 as compared with net cash used in operating activities of $520,000 for the six months ended June 30, 2002. The primary reason for the decline in net cash used in operating activities was improved collections of accounts receivable. Even though the Company had a loss of $280,000 for the six months ended June 30, 2003, we were able to fund those losses through accounts receivable collections, with accounts receivable decreasing from $6.2 million at December 31, 2002 to $5.5 million at June 30, 2003. Inventories increased by approximately $1.8 million from December 31, 2002 to June 30, 2003 with the increase funded by accounts payable increases of $1.3 million and advances under the revolving line of credit of $200,000 and the remainder being funded by accounts receivable collections. The increase in inventory is primarily due to Winncom purchasing long lead-time inventory specifically geared for customers in Eastern Europe. Winncom has seen an increase in international sales as a result of being named as the only Master Distributor for Proxim's WiFi products in Eastern Europe.

The net cash used in investing activities was $106,000 for the six months ended June 30, 2003 compared with $76,000 for the six months ended June 30, 2002, primarily the result of expenditures for patents and equipment.

The net cash provided by financing activities for the six months ended June 30, 2003 is due to net borrowings under lines of credit of $181,000. The net cash provided by financing activities in 2002 is primarily the result of increases in net borrowings under lines of credit of $319,000 and proceeds from a private placement of $121,000 offset by the purchase of treasury stock in the amount of $75,000 in connection with the McConnell litigation settlement.

The Company's working capital at June 30, 2003 was $3.2 million compared to $3.5 million at December 31, 2002.

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.75% at June 30, 2003 and December 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000 the line was increased to $3,000,000. On October 29, 2002, this line of credit and the $1 million line of credit discussed below were combined into a single $4 million revolving line of credit due April 30, 2003 of which $3,619,000 was outstanding at June 30, 2003 and $3,718,000 was outstanding at December 31, 2002. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 while Winncom and the bank negotiate the terms of a new line of credit facility.

In connection with the acquisition of the Ball Assets in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. As stated in the preceding paragraph, on October 29, 2002 this line of credit was combined with Winncom's other line of credit into a single $4 million facility.

Management believes that current working capital and available borrowings on existing or new bank lines of credit, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2003 and into the foreseeable future.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts that portion of the accounts receivable it estimates will be uncollectible.

Item 6.  Exhibits And Reports On Form 8-K

     (a) Exhibits.
         ---------

          31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.
         --------------------

         None


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ARC WIRELESS SOLUTIONS, INC.


Date:    August 14, 2003             By:  /S/ Randall P. Marx
                                          --------------------------------------
                                              Randall P. Marx
                                              Chief Executive Officer

 Date:   August 14, 2003             By:  /S/ Monty R. Lamirato
                                          --------------------------------------
                                              Monty R. Lamirato
                                              Chief Financial Officer
                                       17