Form 10-Q
period 2003-09-30
ARC WIRELESS SOLUTIONS INC
filed 2003-11-14
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10 - Q
                             ----------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2003.

                                    000-18122
                                    ---------
                            (Commission File Number)

                          ARC Wireless Solutions, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Utah                                 87-0454148
                ----                                 ----------
   (State or other jurisdiction of      (IRS Employer Identification Number)
            incorporation)

                               10601 West 48th Ave
                        Wheat Ridge, Colorado, 80033-2660
                        ---------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
          (Former Name or Former Address, if Changed Since Last Report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [ ]

As of November 1, 2003, the Registrant had 153,881,488 shares outstanding of its $.0005 par value common stock.

================================================================================

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                               September 30, 2003

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 (unaudited)
           and December 31, 2002...............................................3

         Consolidated Statements of Operations for the Three Months and
           Nine Months Ended September 30, 2003 and 2002 (unaudited)...........4

         Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2003 and 2002 (unaudited).............................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

Item 4.  Controls and Procedures..............................................17


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

Signatures....................................................................18

Exhibit 31.1..................................................................19

Exhibit 32.1..................................................................21


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             ARC Wireless Solutions, Inc.
                              Consolidated Balance Sheets

                                                          September 30,   December 31,
                                                              2003            2002
Assets                                                     (unaudited)          *
Current assets:
   Cash and equivalents                                   $    520,000    $    265,000
   Accounts receivable - customers, net                      4,040,000       5,216,000
   Accounts receivable - vendors, net                          673,000         939,000
   Inventory, net                                            6,834,000       5,397,000
   Other current assets                                        198,000         131,000
                                                          ------------    ------------
Total current assets                                        12,265,000      11,948,000
                                                          ------------    ------------

Property and equipment, net                                    543,000         505,000
                                                          ------------    ------------

Other assets:
   Intangible assets including goodwill, net                10,935,000      10,934,000
   Deposits                                                     82,000          68,000
                                                          ------------    ------------
Total assets                                              $ 23,825,000    $ 23,455,000
                                                          ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Bank line of credit                                    $    167,000    $  3,718,000
   Accounts payable                                          4,665,000       4,166,000
   Current portion of capital lease obligations                 27,000          14,000
   Accrued expenses                                            355,000         548,000
                                                          ------------    ------------
Total current liabilities                                    5,214,000       8,446,000

Capital lease obligations, less current portion                 43,000           5,000
Bank line of credit and term loan, less current portion      3,731,000            --
                                                          ------------    ------------
Total liabilities                                            8,988,000       8,451,000
                                                          ------------    ------------

Commitments
Stockholders' equity:
   Common stock                                                 78,000          78,000
   Preferred stock                                                --              --
   Treasury stock                                           (1,195,000)     (1,195,000)
   Additional paid-in capital                               21,702,000      21,649,000
   Accumulated deficit                                      (5,748,000)     (5,528,000)
                                                          ------------    ------------
Total stockholders' equity                                  14,837,000      15,004,000
                                                          ------------    ------------
Total liabilities and stockholders' equity                $ 23,825,000    $ 23,455,000
                                                          ============    ============

* These numbers were derived from the audited financial statements for the year ended December 31, 2002.

See accompanying notes.


                                         ARC Wireless Solutions, Inc.
                                     Consolidated Statements of Operations


                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                      2003            2002              2003            2002
                                                  ------------    ------------      ------------    ------------
                                                          (unaudited)                        (unaudited)

Sales, net                                        $  8,928,000    $  8,532,000      $ 21,920,000    $ 24,489,000
Cost of sales                                        7,619,000       7,313,000        18,169,000      19,869,000
                                                  ------------    ------------      ------------    ------------
      Gross profit                                   1,309,000       1,219,000         3,751,000       4,620,000
                                                  ------------    ------------      ------------    ------------

Operating expenses:
   Selling, general and administrative expenses      1,350,000       1,457,000         3,973,000       4,356,000
                                                  ------------    ------------      ------------    ------------
Total operating expenses                             1,350,000       1,457,000         3,973,000       4,356,000
                                                  ------------    ------------      ------------    ------------
      Income (loss) from operations                    (41,000)       (238,000)         (222,000)        265,000

Other income (expense):
   Interest expense, net                               (48,000)        (50,000)         (138,000)       (151,000)
   Gain from debt cancellation                         148,000            --             148,000         226,000
   Other income                                          9,000          13,000            27,000          31,000
                                                  ------------    ------------      ------------    ------------
      Total other income (expense)                     109,000         (37,000)           37,000         106,000
                                                  ------------    ------------      ------------    ------------

Income (loss) before income taxes                       68,000        (275,000)         (185,000)        370,000
Provision for income taxes                              (8,000)        (19,000)          (35,000)        (57,000)
                                                  ------------    ------------      ------------    ------------
Net Income (loss)                                 $     60,000    $   (294,000)     $   (220,000)   $    313,000
                                                  ============    ============      ============    ============

Net Income (loss) per share (basic and diluted)           --      $      (.002)     $      (.001)   $       .002
                                                  ============    ============      ============    ============
Net income (loss) per share - basic                       --              --                --              --
                                                  ============    ============      ============    ============
Net income (loss) per share - diluted                     --              --                --              --
                                                  ============    ============      ============    ============

See accompanying notes.


                             ARC Wireless Solutions, Inc.
                         Consolidated Statements of Cash Flows


                                                          Nine Months Ended September 30,
                                                                2003           2002
                                                            -----------    -----------
                                                                    (unaudited)
Operating activities
Net income (loss)                                           $  (220,000)   $   313,000
Adjustments to reconcile net income (loss) to net cash
provided (used in)
   Operating activities:
     Depreciation and amortization                              199,000        228,000
     Debt cancellations                                        (148,000)      (226,000)
     Provision for doubtful accounts                           (365,000)       144,000
     Loss on disposition of assets                                 --            9,000
     Non-cash expense for issuance of stock and options          53,000         19,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                  1,807,000       (670,000)
       Inventory                                             (1,437,000)       (36,000)
       Prepaids and other current assets                        (67,000)       (34,000)
       Other assets                                             (14,000)        (5,000)
       Accounts payable and accrued expenses                    454,000        (80,000)
                                                            -----------    -----------
Net cash provided by (used in) operating activities             262,000       (338,000)
                                                            -----------    -----------

Investing activities
Patent acquisition costs                                        (13,000)       (36,000)
Purchase of plant and equipment                                (160,000)       (61,000)
                                                            -----------    -----------
Net cash used in investing activities                          (173,000)       (97,000)
                                                            -----------    -----------

Financing activities
Repayment of line of credit and capital lease obligations       (14,000)        (9,000)
Net borrowings under lines of credit                            180,000        319,000
Proceeds from private placement, net                               --          119,000
Acquisition of treasury shares                                     --          (75,000)
                                                            -----------    -----------
Net cash provided by (used in) financing activities             166,000        354,000
                                                            -----------    -----------

Net increase (decrease) in cash                                 255,000        (81,000)
Cash, beginning of period                                       265,000        345,000
                                                            -----------    -----------
Cash, end of period                                         $   520,000    $   264,000
                                                            ===========    ===========

Supplemental cash flow information:
  Cash paid for interest                                    $   136,000    $   150,000
  Equipment acquired under capital lease                    $    65,000           --


See accompanying notes.

                                           5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003

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

Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any future period.

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

Note 3. Earnings Per Share

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings
(loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the entity. For the nine months ended September 30, 2003 the Company incurred a net loss and stock options and stock warrants totaling 250,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the nine months ended September 30, 2003.


The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                        Three Months   Three Months   Nine Months    Nine Months
                                           Ended          Ended          Ended          Ended
                                        September 30,  September 30,  September 30,  September 30,
                                            2003           2002           2003           2002
                                        ------------   -----------    -----------    ------------
Numerator: Net Income (Loss)            $     60,000   $  (294,000)   $  (220,000)   $    313,000
                                        ============   ===========    ===========    ============

Denominator:
Denominator for basic earnings per
share - weighted average shares          153,400,000   153,300,000    153,300,000     153,100,000
Effect of dilutive securities
  Employee stock options                     250,000          --             --           400,000
  Common stock warrants                         --                           --              --
                                        ------------   -----------    -----------    ------------
Denominator for diluted earnings
per share - adjusted weighted
average shares and assumed conversion    153,650,000   153,300,000    153,300,000     153,500,000
                                        ============   ===========    ===========    ============

Basic earnings per share                        --     $     (.002)   $     (.001)   $       .002
                                        ============   ===========    ===========    ============

Diluted earnings per share                      --     $     (.002)   $     (.001)   $       .002
                                        ============   ===========    ===========    ============

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                   September 30,   December 31,
                                   ------------    -----------
                                        2003           2002
                                    -----------    -----------
                Raw materials       $   945,000    $   984,000
                Work in progress        123,000        100,000
                Finished goods        6,079,000      4,695,000
                                    -----------    -----------
                                      7,147,000      5,779,000
                Inventory reserve      (313,700)      (382,000)
                                    -----------    -----------
                Net inventory       $ 6,834,000    $ 5,397,000
                                    ===========    ===========

Note 5. Revolving Bank Loan

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.75% at September 30, 2003 and December 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000, the line was increased to $3,000,000.

In connection with the acquisition of certain assets of Ball Aerospace and Technology Corp. (BATC) in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom.

On October 29, 2002, $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,898,000 was outstanding at September 30, 2003 and $3,718,000 was outstanding at December 31, 2002. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003 Winncom executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75%. The term loan shall come due on October 26, 2006.


Revolving bank lines of credit consist of:

                                              September 30,   December 31,
                                              ------------    -----------
                                                   2003           2002
                                               -----------    -----------
     Bank revolving line of credit - Winncom   $ 3,398,000    $ 3,718,000
     Bank term loan - Winncom                      500,000           --
                                               -----------    -----------
                                                 3,898,000      3,718,000
     Less current portion                         (167,000)    (3,718,000)
                                               -----------    -----------
     Non-current portion                       $ 3,731,000    $      --
                                               ===========    ===========

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

For the year ended December 31, 2002, the Company recorded the issuance of 26,841 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $3,000.

In November 2002, the Company completed the purchase of odd lot shares of less than 100 shares resulting in the purchase of 2,240 shares for approximately $2,800.

For the nine months ended September 30, 2003, the Company recorded the issuance of 6,250 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $500.

In September 2003 the Company contributed 649,278 shares of common stock, valued at $52,000, into the Company 401(k) Plan as an employer matching contribution.

Note 7.  Recent Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143, "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability, and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted the statement effective January 1, 2003, as required. The adoption of this statement did not have a material effect on its financial position, results of operations, or cash flows.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                   2003             2002             2003             2002
                                              -------------    -------------    -------------    -------------
Net income (loss) as reported                 $      60,000    $    (294,000)   $    (220,000)   $     313,000
Add: stock based compensation included in
  reported net income (loss)                           --               --               --               --
Deduct: Stock-based compensation cost
  under SFAS 123                                    (19,000)         (69,000)         (56,000)        (156,000)
                                              -------------    -------------    -------------    -------------
Pro forma net income (loss)                   $      41,000    $    (363,000)   $    (276,000)   $     157,000
                                              =============    =============    =============    =============

Pro forma basic and diluted net income
  (loss) per share:
Pro forma shares used in the calculation of
  pro forma net income (loss) per common
  share - basic and diluted                     153,650,000      153,300,000      153,300,000      153,500,000
Reported net income (loss) per common
  share - basic and diluted                   $        --      $       (.002)   $       (.001)   $        .002
Pro forma net income (loss) per common
  share - basic and diluted                   $        --      $       (.002)   $       (.001)   $        .002


                                       10

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------    -----------------
                                         2003         2002    2003        2002
                                         ----         ----    ----        ----
   Volatility                              1.5          1.5     1.5         1.5
   Expected life of options (in years)       2            2       2           2
   Dividend Yield                        0.00%        0.00%   0.00%       0.00%
   Risk free interest rate               2.50%        4.50%   2.50%       4.50%


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

Financial information regarding the Company's three operating segments for both the three months and nine months ended September 30, 2003 and 2002, respectively are as follows:

Three Months Ended September 30,

                             Distribution    Manufacturing       Cable         Corporate         Total
                             ------------    ------------    ------------    ------------    ------------
Net Sales             2003   $  7,608,000    $  1,438,000    $      5,000    $   (123,000)   $  8,928,000
                      2002   $  6,943,000    $  1,563,000    $    109,000    $    (83,000)   $  8,532,000

Net Earnings (Loss)   2003   $    214,000    $    (83,000)   $    117,000    $   (188,000)   $     60,000
                      2002   $      9,000    $    (74,000)   $    (27,000)   $   (202,000)   $   (294,000)

Earnings (Loss)
before Income Taxes   2003   $    222,000    $    (83,000)   $    117,000    $   (188,000)   $     68,000
                      2002   $     28,000    $    (74,000)   $    (27,000)   $   (202,000)   $    275,000)

Identifiable Assets   2003   $ 21,940,000    $  3,450,000    $    249,000    $ (1,814,000)   $ 23,825,000
                      2002   $ 21,834,000    $  4,115,000    $    333,000    $ (1,235,000)   $ 24,381,000



Nine Months Ended September 30,

                             Distribution   Manufacturing      Cable         Corporate          Total
                             ------------   ------------    ------------    ------------    ------------
Net Sales             2003   $ 17,873,000   $  4,268,000    $      8,000    $   (229,000)   $ 21,920,000
                      2002   $ 18,930,000   $  5,304,000    $    393,000    $   (138,000)   $ 24,489,000

Net Earnings (Loss)   2003   $    370,000   $   (107,000)   $    112,000    $   (595,000)   $   (220,000)
                      2002   $    132,000   $    441,000    $    (81,000)   $   (179,000)   $    313,000

Earnings (Loss)
before Income Taxes   2003   $    405,000   $   (107,000)   $    112,000    $   (595,000)   $   (185,000)
                      2002   $    189,000   $    441,000    $    (81,000)   $   (179,000)   $    370,000

Identifiable Assets   2003   $ 21,940,000   $  3,450,000    $    249,000    $ (1,814,000)   $ 23,825,000
                      2002   $ 21,834,000   $  4,115,000    $    333,000    $ (1,235,000)   $ 24,381,000


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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations: Three Months Ended September 30, 2003 and 2002

Sales were $8.9 million and $8.5 million for the three-month periods ended September 30, 2003 and 2002, respectively. The increase in revenues comparing the three months ended September 30, 2003 with the three months ended September 30, 2002 is attributable to three factors: 1) a $125,000 decrease in revenues from the Wireless Communications Solutions Division, primarily revenues from base station antennas; 2) a decrease in Starworks' revenues from $109,000 for the quarter ended September 30, 2002 to $5,000 for the quarter ended September 30, 2003; and 3) an increase in Winncom revenues from $6.9 million for the quarter ended September 30, 2002 to $7.6 million for the quarter ended September 30, 2003. The overall increase in revenues is primarily due to the increased demand for Wi-Fi products such as those sold by Winncom.

Gross profit margins were 14.7% and 14.3% for the three-months ended September 30, 2003 and September 30, 2002, respectively. The slightly higher gross margin for the quarter ended September 30, 2003 as compared with the quarter ended September 30, 2002 is primarily the result of a 1% increase in gross margins at Winncom. For the quarter ended September 30, 2003, the Wireless Communications Solutions Division sales, whose products have higher gross margins than Winncom's products, accounted for only 14.7% of revenues compared with the quarter ended September 30, 2002 in which the Wireless Communications Solutions Division sales accounted for 17.3% of revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended September 30, 2002, the Wireless Communications Solutions Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the quarter ended September 30, 2003, and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will continue to diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the quarters ended September 30, 2003 and 2002, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $40,000 and $70,000 for the quarter ended September 30, 2003 and between $50,000 and $80,000 for the quarter ended September 30, 2002.

Selling, general and administrative expenses (SG&A) decreased by $107,000 for the three months ended September 30, 2003 from the three months ended September 30, 2002. The decrease in SG&A for the quarter ended September 30, 2003 is primarily due to a $100,000 decrease in bad debt expense and the cessation of the operations of Starworks in Atlanta in July 2002 that has reduced SG&A by an additional $42,000 for the quarter. SG&A as a percent of revenue decreased from 17.1% for the three months ended September 30, 2002 to 15.1% for the three months ended September 30, 2003. Salaries and wages, including sales based commissions, remain the largest component of SG&A constituting up 60% of the total SG&A for the quarter ended September 30, 2003 and 53% of the total SG&A for the quarter ended September 30, 2002. The total dollar amount of salaries and wages was $40,000 higher for the quarter ended September 30, 2003 as compared with the quarter ended September 30, 2002.

Net interest expense was $48,000 for the three months ended September 30, 2003 compared with $50,000 for the three months ended September 30, 2002. The average balance outstanding on the lines of credit was $3.9 million for the quarters ended September 30, 2003 and September 30, 2002, but the interest rate was 4.75% for the quarter ended September 30, 2003 as compared with 5.0% for quarter ended September 30, 2002.

Included in other income for the three months ended September 30, 2003 is a gain from debt settlements of $148,000. There was no gain from debt settlements for the quarter ended September 30, 2002.

The Company had net income of $60,000 for the three months ended September 30, 2003 as compared with a net loss of $294,000 for the three months ended September 30, 2002. The difference is due to increased sales from the quarter ended September 30, 2002 to the quarter ended September 30, 2003, a reduction in SG&A of $107,000 from the quarter ended September 30, 2002 to the quarter ended September 30, 2003and a gain on debt settlements of $148,000 in the quarter ended September 30, 2003 and there were no gains on debt settlements in the quarter ended September 30, 2002.

Results of Operations: Nine Months Ended September 30, 2003 and 2002

Sales were $22 million and $24.5million for the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease in revenues for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 is attributable to three factors: 1) a decrease in the Wireless Communications Solutions Division's revenues from base station antennas, 2) a decrease in Starworks' revenues from $393,000 for the nine months ended September 30, 2002 to $8,000 for the nine months ended September 30, 2003; and
3) a decrease in Winncom revenues from $18.9 million for the nine months ended September 30, 2002 to $17.9 million for the nine months ended September 30, 2003. The overall decline in revenues is primarily due to the continued sluggish demand for base station antennas and reduced component selling prices at Winncom

Gross profit margins were 17.1% and 18.9% for the nine-months ended September 30, 2003 and September 30, 2002, respectively. The lower gross margin for the nine months ended September 30, 2003 vs. the nine months ended September 30, 2002 is primarily the result of the larger percentage decrease in revenues from the Wireless Communications Solutions Division, whose products have a higher margin than the products of Winncom or Starworks. For the nine months ended September 30, 2003, the Wireless Communications Solutions Division sales accounted for 18.4% of revenues as compared with the nine months ended September 30, 2002, in which the Wireless Communications Solutions Division sales accounted for 21.1% of revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the nine months ended September 30, 2002, the Wireless Communications Solutions Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the nine months ended September 30, 2003, and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices. Based on the Company's estimates of current replacement costs for the BATC inventory included in cost of goods sold during the respective nine-month periods ended September 30, 2003 and 2002, the Company estimates that the benefit resulting from inventory purchased at below-market costs was between $70,000 and $100,000 for the nine months ended September 30, 2003 and between $300,000 and $400,000 for the nine months ended September 30, 2002.

Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2003 decreased by $383,000 for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002, despite our incurring approximately $35,000 in costs moving to our new manufacturing facility in Wheat Ridge, CO. The decrease in 2003 is primarily due to a decrease in bad debt expense of $250,000 and the cessation of operations of Starworks in Atlanta in July 2002 that has reduced SG&A expenses by approximately $120,000. Despite the $383,000 reduction of SG&A between 2002 and 2003, SG&A as a percent of revenue increased slightly from 17.8% for the nine months ended September 30, 2002 to 18.1% for the nine months ended September 30, 2003. Salaries and wages remain the largest component of SG&A constituting 44% of the total SG&A for the nine months ended September 30, 2003 and 40% for the nine months ended September 30, 2002. The total dollar amount of salaries and wages was relatively the same comparing the nine months ended September 30, 2003 with the nine months ended September 30, 2002. The main reason for the increase in SG&A as a percentage of revenues is not an increase in SG&A but a decline in revenues.

Net interest expense was $138,000 for the nine months ended September 30, 2003 compared with $151,000 for the nine months ended September 30, 2002. The average balance outstanding on the line of credit was $3.8 million for both the nine months ended September 30, 2003 and 2002, but the interest rate was 4.75% for the nine months ended September 30, 2003 as compared with 5.0% for the nine months ended September 30, 2002.

Included in other income for the nine months ended September 30, 2003 is a gain from debt settlements of $148,000 and included in other income for the nine months ended September 30, 2002 is a gain from debt settlements of $226,000.

The Company had a net loss of $220,000 for the nine months ended September 30, 2003 as compared with net income of $313,000 for the nine months ended September 30, 2002. The difference is primarily due to three factors: 1) a 10% decrease in sales comparing the nine months ended September 30, 2003 with the nine months ended September 30, 2002, 2) a decrease in gross margin from 18.9% to 17.1% comparing the nine months ended September 30, 2003 with the nine months ended September 30, 2002 and 3) the gain from debt settlements of $226,000 recorded for the nine months ended September 30, 2002 as compared with a gain from debt settlements for the nine months ended September 30, 2003 of $148,000.

Financial Condition

The net cash provided by operating activities was $262,000 for the nine months ended September 30, 2003 as compared with net cash used in operating activities of $338,000 for the nine months ended September 30, 2002. The primary reason for the decline in net cash used in operating activities was improved collections of accounts receivable. Even though the Company had a loss of $220,000 for the nine months ended September 30, 2003, we were able to fund those losses through accounts receivable collections, with accounts receivable decreasing from $6.2 million at December 31, 2002 to $4.7 million at September 30, 2003. Part of the decrease in accounts receivable form December 31, 2002 to September 30, 2003 is also due to a decrease in sales. Inventories increased by approximately $1.4 million from December 31, 2002 to September 30, 2003 with the increase funded by accounts payable increases of $500,000 and advances under the revolving line of credit of $180,000 and the remainder being funded by accounts receivable collections. The increase in inventory is primarily due to Winncom purchasing long lead-time inventory specifically geared for customers in Eastern Europe. Winncom has seen an increase in international sales as a result of being named as the only Master Distributor for Proxim's Wi-Fi products in Eastern Europe.

The net cash used in investing activities was $173,000 for the nine months ended September 30, 2003 compared with $97,000 for the nine months ended September 30, 2002, primarily the result of expenditures for patents and equipment.

The net cash provided by financing activities for the nine months ended September 30, 2003 is primarily due to net borrowings under lines of credit of $180,000. The net cash provided by financing activities in 2002 is primarily the result of increases in net borrowings under lines of credit of $319,000 and proceeds from a private placement of $119,000 offset by the purchase of shares of the Company's common stock in the amount of $75,000 in connection with the McConnell litigation settlement.

The Company's working capital at September 30, 2003 was $7.1 million compared with $3.5 million at December 31, 2002 primarily the result of the reclassification to long-term of the revolving line of credit, which was extended to April 30, 2005 as noted below.

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.75% at September 30, 2003 and December 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000, the line was increased to $3,000,000.

In connection with the acquisition of certain assets of Ball Aerospace and Technology Corp. (BATC) in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom.

On October 29, 2002, the $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,898,000 was outstanding at September 30, 2003 and $3,718,000 was outstanding at December 31, 2002. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003 Winncom executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% due April 30,2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36 month term loan with monthly principal payments of $13,888 plus interest at prime plus .75%. The term loan shall come due on October 26, 2006.

In connection with the acquisition of certain assets of Ball Aerospace and Technology Corp. (BATC) in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom.

Management believes that current working capital and available borrowings on new bank lines of credit, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2003 and into the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments. We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Our industry encounters rapid technological changes. We do business in the wireless communications industry. This industry is characterized by rapidly developing technology. Changes in technology could affect the market for our products and necessitate additional improvements and developments to our products. We cannot predict that our research and development activities will lead to the successful introduction of new or improved products or that we will not encounter delays or problems in these areas. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

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

Other. In addition, there are other risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and/or results of operations, including, without limitation:

o intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

o Termination of a supply or services agreement with a major supplier or customer or a significant change in supplier terms or conditions of sale;

o the continuation or worsening of the severe downturn in economic conditions (particularly purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

o losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

o    reductions in credit ratings and/or unavailability of adequate capital;

o failure to attract new sources of business from expansion of products or services or entry into new markets;

o    inability to manage future adverse industry trends;

o future periodic assessments required by current or new accounting standards resulting in additional charges;

We have instituted in the past and continue to institute changes in our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts.


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


Item 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2003, the Company issued a total of 6,250 shares of common stock to two directors as payment of directors' fees pursuant to the Company's 1997 Stock Option and Compensation Plan. These shares were issued in reliance on exemptions from registration under Section 3(a) and/or 4(2) of the Securities Act of 1933, as amended, and/or Rules 5050 and/or 506 thereunder. No proceeds were received by the Company for the shares, which were issued in lieu of paying cash directors' fees in the aggregate amount of $500.


Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits.

     Exhibit No.    Description
     -----------    -----------

        31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

     During the quarter ended September 30, 2003 the Company filed a Current Report on Form 8-K reporting other events pursuant to Item 5 on August 5, 2003.


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ARC WIRELESS SOLUTIONS, INC.

Date:  November 14, 2003                 By: /S/ Randall P. Marx
                                         -----------------------
                                         Randall P. Marx
                                         Chief Executive Officer

Date:  November 14, 2003                 By: /S/ Monty R. Lamirato
                                         -------------------------
                                         Monty R. Lamirato
                                         Chief Financial Officer