Form 10-K
period 2003-12-31
ARC WIRELESS SOLUTIONS INC
filed 2004-03-30
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - K


(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the Fiscal Year Ended December 31, 2003. OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM          _______ TO _______.

                          ARC Wireless Solutions, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                                      Utah
                                      ----
         (State or other jurisdiction of incorporation or organization)

       000-18122                                        87-0454148
       ---------                                        ----------
(Commission File Number)                   (IRS Employer Identification Number)

                             10601 West 48th Avenue
                       Wheat Ridge, Colorado, 80033-2163
                       ---------------------------------
           (Address of principal executive offices including zip code)
                                 (303) 421-4063
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     (None)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.0005 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants knowledge, there are no disclosure of delinquent filers required in response to Item 405 of Regulation S-K.
Yes   X    No
    -----     -----

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|. As of March 1 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,005,318. This calculation is based upon the average of the closing bid price of $.155 and ask price of $0.165 of the stock on March 1, 2004 as reported by OTC Bulletin Board. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant's $.0005 par value common stock outstanding as of March 1, 2004 was 153,884,612.

                          ARC Wireless Solutions, Inc.
                 Form 10-K for the Year Ended December 31, 2003

                                Table of Contents

                                                                        Page No.
                                     PART I

Item 1.       Business...................................................   4
Item 2.       Properties.................................................  15
Item 3.       Legal Proceedings..........................................  15
Item 4.       Submission of Matters to a Vote of Security Holders........  15

                                     PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters ...............................  15
Item 6.       Selected Consolidated Financial Data.......................  18
Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operation...............  18
Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk..........................................  23
Item 8.       Financial Statements and Supplementary Data................  24
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................  24
Item 9A.      Controls and Procedures....................................  24

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.........  24
Item 11.      Executive Compensation.....................................  27
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management and Related
              Stockholder Matters........................................  33
Item 13.      Certain Relationships and Related Transactions.............  35
Item 14.      Principal Accountant Fees and Services.....................  35

                                     Part IV

Item 15.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K........................................  36

Signatures    ...........................................................  38

                                     PART I

Item 1.  Business

Overview
--------

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

Available Information.
----------------------
We make available free of charge on our website at www.arcwireless.net, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities Exchange Commission.

Business Development
--------------------

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

On May 24, 2000, we purchased, through our subsidiary, Winncom Technologies Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation, of wireless component and network solutions in support of both voice and data applications, primarily through resellers located in the United States and selected international distributors. The acquisition has been accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. We paid $12.0 million in aggregate consideration, consisting of $3.0 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6.0 million in shares of our restricted common stock (6,946,000 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction.

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

Our Company
-----------

We provide high quality, timely, cost effective wireless network component and end-to-end wireless network solutions. Our Wireless Communications Solutions Division designs, develops, manufactures, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and flat panel antennas. Our Winncom subsidiary specializes in marketing, distribution and service of wireless component and network solutions in support of both voice and data applications, both domestically and internationally. Our Starworks subsidiary specializes in the design, manufacturing, marketing, distribution of cable in the United States, primarily through OEMs and third-party distributors, retailers and the Internet.

Principal Products
------------------

     Principal products of our Wireless Communications Solutions Division include the following:

     Cellular Base Station Antennas
     ------------------------------

     Included in the acquisition of certain commercial assets from BATC in 2001 was the right to use BATC's technology in the manufacturing of the line of base station antennas, which consists of various models used in several frequency bands for cellular systems. These cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas are now being deployed in some of the AT&T Wireless, Cingular, Telefonica and Qwest mobile phone carrier networks as well as other carrier networks across the United States and Latin America. We not only supply our base station antenna products directly to the carriers, but through other channels, such as OEMS and distributors. Our base station antenna products have been supplied to Alcatel, Bechtel, General Dynamics, Tessco, Domital and Sprint North Supply. New base station models are being designed to meet other carrier mobile 2.5G and 3G requirements and other companies' fixed wireless high-speed Internet systems as well.

     Portable Antennas
     -----------------

     Our portable antennas are unique yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio, cellular phone or can be installed either directly in or on a computer or other device. We market two primary portable antenna designs, the Freedom Antenna(TM) and the "F" antenna. The Freedom Antenna(TM) is a unique broadband, patent pending antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The "F" Antenna is designed mainly to work with laptop computers and metering devises in the 800 MHz to 900 MHz frequency range. The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.

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

     Flat Panel Antennas
     -------------------

     Our flat panel antennas are flat antennas that typically incorporate a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities. We anticipate adding a 5.8Ghz flat panel antenna design in the second quarter of 2004, which we intend to market, with the Airbase(TM) design purchased from BATC.

     Other Antennas
     --------------

     We are pursuing new business opportunities for our conformal and phased array antennas by continuing to broaden and adapt existing technologies. We have designed and currently manufacture antennas varying in frequencies up to 6 GHz. These antennas use our newly developed antenna designs to provide inconspicuous installation. In most cases our antennas are designed to be manufactured using our proprietary design footprints. This allows us to better utilize our engineering, technical and production staff, as well as existing tools, dies and radomes for more than one product.

Principal products of our Winncom subsidiary include the following:

     Unlicensed Wireless Products
     ----------------------------

     Unlicensed wireless products use frequencies that require a license to manufacture but not a license to use. Winncom's primary products are the Wi-Fi and other license free products operating in the 2.4GHz to 5.8GHz frequency range for most license free standards. Any business or consumer may use these products as long as they do not interfere with other users. Winncom currently markets products manufactured by Avaya, Alvarion, Axxcelera Intel, Proxim, KarlNet, Nomadix and Orthogon Systems, all of which are leaders in the unlicensed communications hardware market. These products are used in high-speed (up to 1Gb) point-to-point and point-to-multi-point wireless networking applications, including, among others, internet access, hot spots, local and wide area networks (LAN/WAN), Voice Over IP (VoIP), telco applications and industrial process automation and data acquisition.

     Licensed Wireless Products
     --------------------------

     Licensed wireless products require a Federal Communication Commission ("FCC") license to operate on a specific frequency in a geographic area. Winncom distributes point-to-point microwave products including DMC/Stratex, Witcom and Alvarion. These microwave products are used as a backbone to connect Service Providers cell sites or enterprise multiple locations for data and voice applications.

     Voice Over Internet Protocol (VoIP)
     -----------------------------------

     VoIP allows voice communications to be placed over standard Internet networks. This is critical for emerging Wireless Internet Service Providers so they can offer complete voice and data service to generate revenue to compete with DSL and Cable Modem service. Winncom has signed an agreement with SoftJoys Labs for exclusive distribution of SoftJoys' voice-over-IP (VoIP) products. The SoftJoys' VoIP product line provides very economical features for corporate, service providers and individual customers. Winncom also distributes Multitech and Polycom VoIP products and Broadvox VoIP solutions for enterprise and residential markets. VoIP products combined with wireless environment delivers complete communication solutions for users of mobile devices such as PDAs, WEB PADs and Tablet PCs.

     Antennas
     --------

     Winncom sells both customer premises and base station antenna solutions as well as a full range of antennas for point-to-point and point-to-multi-point applications. Winncom offers directional panel antennas, as well as a variety of sectorized and omni directional, amplified CPE antennas and ethernet CPE antennas for wireless Internet access and various data and voice applications.

     Accessories
     -----------

     Winncom is a full service value-added distributor, specializing in the design and development of a host of accessory products. These products include the amplifiers, 2.4GHz-5.8GHz and 2.4GHz-5.8GHz frequency converters, filters, power supplies, power cords, and environmental enclosures necessary for the installation and optimum performance of a wireless network. The 2.4GHz to 5.8GHz frequency converters, designed by Winncom engineers, enhances the deployment of the readily available low-cost 2.4GHz wireless WAN/ LAN equipment sold by Winncom. The main applications for this new solution include wireless Internet access, campus wireless LANs and wireless spectrum WANs. The frequency converter will provide additional transmission channels in the unlicensed spectrum resulting in a considerable increase in bandwidth capacity. It also promotes usage of the 5.8GHz spectrum to supplement network performance where the 2.4GHz spectrum is saturated. The product is sold both domestically and internationally.

     Network Infrastructure Product
     ------------------------------

     Winncom offers a complete line of high-performance data infrastructure and security products by AVAYA Communication, Multitech and Polycom. The virtual private network systems (VPN) enable organizations of all sizes, from small businesses to large enterprises and managed data service providers, to securely connect remote users, branch offices, business partners, and customers, taking full advantage of the cost savings and productivity enhancing benefits of virtual private networks. The AVAYA multi-service Cajun(TM) switches are designed for the new generation of network architectures that cost-effectively integrate voice, video, and data on a single infrastructure, while providing reliability, ubiquity, and security to meet the challenges and dynamic requirements of the enterprise business environment from converged networks to e-business solutions.

     Other Products
     --------------

     Winncom offers a wide range of copper, coaxial and fiber cables and cable assembly products as well as lightning arrestors that are used in the installation, extension and protection of wireless end-to-end systems. Winncom also offers a variety of environmental enclosures for a broad range of wireless products for outdoor applications.

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

Principal products of our Starworks subsidiary include the following:

     Cable and Related Components
     ----------------------------

     We design and market coaxial cable and related components through our Starworks Wireless subsidiary. Starworks originally provided pre-packaged components, primarily using cable, to the direct-to-home satellite dish industry. To increase sales and customer satisfaction, the satellite programming industry began offering professional installation with the purchase of a home satellite dish, limiting the sales of pre-packaged components. Starworks has transformed its business to provide installers and other OEM customers with components for various wireless installations. Starworks primary focus is no longer specific to just the satellite industry but on the wireless industry in general offering bulk cable, jumper cables consisting of certain lengths of cable with connectors pre-installed and related components. Now that the transition of the Starworks business has been completed, we are working to increase our sales of cable and related products to compliment our overall wireless business.

Marketing And Distribution
--------------------------

     Our Wireless Communications Solutions Division markets its commercial line of antennas directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. The Wireless Communications Solutions Division also markets our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. We provide individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.arcwireless.net, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified wireless solutions. Inquiries through the web site are pursued by our in-house and outside sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. mountain time. All of our antenna products are currently made in the United States, which we consider to be a marketing advantage over many of our competitors. Many of our products are also marketed internationally. We currently have numerous international distributors marketing our products in several countries. We are currently negotiating with various international manufacturers to manufacture our proprietary products for that country. This process can save duty and freight costs making us more competitive.

     Winncom Technologies is a value added distributor that supports distribution of products with internal sales, technical support, system design and feasibility studies, installation and training. Winncom's customer base comprises networking value added resellers ("VARs"), system integrators, ISPs, competitive local exchange carriers ("CLECs") and incumbent local exchange carriers ("ILECs"). Winncom promotes and supports the one-stop-source philosophy for wireless data networking products and services. Consistent with our one-stop-source approach, Winncom markets and sells a number of its own products as well as private label products that fit into our marketing philosophy. We believe we have an advantage over the competition due to our knowledge of wireless networking, better product availability, in-house technical expertise and customer support and can turnkey the implementation of most wireless network projects or applications.

     Winncom continuously expends its domestic and international marketing and advertising efforts through print media, trade shows and via the Internet. The main marketing focus is to expand the reseller base of customers, which are active in medical, healthcare, enterprise, government, education and industrial market segments. Winncom is also expanding its marketing efforts to sell service providers and OEM markets. Additionally, Winncom continually expands its wireless certification training programs, including vendor-authorized certification for Value Added Resellers ("VARs"). Winncom provides wireless awareness seminars for system integrators and consultant/design firms. We also have alliances with our vendors that include road-shows, authorization/certification programs, trade shows and advertising. Winncom's web site has complete E-commerce capability, enabling customers to order and pay for products online.

     Winncom's suppliers generally warrant the products they distribute and allow returns of defective products, including those returned to us by our customers. Winncom does not independently warrant the products they distribute; however, they do warrant their services and the products that they build to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

     Winncom has written distribution agreements with many of its suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which they can distribute the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. A supplier who elects to terminate a distribution agreement generally will repurchase its products carried in the distributor's inventory.

     Winncom's business, like that of other distributors, is subject to the risk that the value of our inventory will be affected adversely by suppliers' price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of IT products to offer distributors like Winncom, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or a supplier's price reductions. Under many of these agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. Winncom takes various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect Winncom against declines in inventory value, or that they will not be revised in such a manner as to adversely impact Winncom's ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. The loss of a distribution agreement with a major supplier or the loss of a major supplier, such as Proxim Corporation, could have a material adverse impact on the business of Winncom.

Production
----------

The Wireless Communications Solutions Division currently produces most of the customized items that we use to manufacture our products excluding cable, connectors and other generic components. We believe that this control over the production process allows us to be more competitive, efficient and more responsive to customers and allows us to take advantage of more opportunities in the wireless communications market.

Winncom offers a wide variety of high performance wireless system accessories including antennas, amplifiers, lightning arrestors, custom cable assemblies and environmental enclosures, as well as wireless access points, bridges, routers, client adapters, modems, T1/E1, and licensed microwave systems from leading manufacturers.

Starworks produces all cable jumpers and assemblies internally. External purchases include bulk cable, coaxial connectors, and packaging materials.

Research And Development
------------------------

Research and development ("R&D") costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2003, 2002 and 2001. We spent approximately $289,000, $229,000 and $240,000 on R&D in 2003, 2002 and 2001, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Employees
---------

At December 31, 2003, we had 84 full time employees including 44 in manufacturing and distribution, 13 in sales and customer support, 8 in engineering and product development, and 19 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Patents
-------

We currently hold 10 U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief Scientist, is the inventor of a patent valid through the year 2007, for micro strip antennas and multiple radiator array antennas. Mr. Shoemaker also is the inventor of a patent for a serpentine planar broadband antenna that expires in 2011. In addition, Mr. Shoemaker and Mr. Randall P. Marx, our Chief Executive Officer, are inventors of a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of a patent, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of a patent for a conformal antenna for a satellite dish, which expires in 2013, as well as of a patent for conformal antenna assemblies, which expires in 2016. Mr. Shoemaker and Mr. Marx each have permanently assigned to us all rights to these patents.

The former president of our subsidiary Starworks Wireless, Inc., David E. McConnell, is the inventor of a patent for a coaxial cable connector, which will expire in 2017, all rights to which are owned by the Company as a result of the acquisition of Starworks Technologies, Inc. on September 29, 2000.

In addition, Dr. Mohamed Sanad, our former Principal Consulting Engineer, is the inventor of a patent that was designed for remote wireless metering, which will expire in 2019. He is also the inventor of another patent used for remote wireless metering as well as mobile data collection, which will expire in 2019. Dr. Sanad has permanently assigned to us all of the rights to the patent.

Raymond L. Lovestead, one of our former engineers, is the inventor of our low cross-polarization microstrip patch radiator patent, which will expire in 2021. Mr. Lovestead has permanently assigned to the Company all patent and other rights in the products covered by this patent application and all other products that have been developed while employed by us.

Furthermore, we have filed a utility patent application with Dr. Donald A. Huebner, and Mr. Lovestead as the inventors of the technology that we are using for our Freedom Antenna(R). Dr. Huebner is also on of our Directors. Dr. Huebner has permanently assigned to the Company all patent and other rights in the products covered by this utility patent application.

We have filed two utility patent applications with Steven C. Olson, our Chief Technology Officer, as the inventor, one of which is for our Omni-Dualbase(TM) antenna and the other is for a partially shared antenna aperture technology currently used in one of our fixed wireless access antennas. Mr. Olson has permanently assigned to the Company all patent and other rights in the products covered by these utility patent applications and all other products that have been and will be developed while employed by us.

We also have the exclusive commercial licensing rights to the following patents, which were included as part of the asset purchase agreement to acquire certain commercial assets from BATC in 2001: US6,121,929,US5,905,465, US6,239,751 and US6,414,636. Per the terms of the asset purchase agreement with BATC we have also filed a utility patent application with Mr. Jeffrey A. Godard, currently an engineer with BATC, and Mr. Olson as inventors of record, both of whom have permanently assigned to us all patent and other rights to any commercial products covered by this utility patent application.

We currently have four trademarks, ANTENNAS AMERICA, AIRBASE, UNIPAK and FREEDOM ANTENNA that are registered marks. We also have in use the following trademarks, which we anticipate will become registered: WALLDO, PARITY, ARC VLPA, DUALBASE, OMNIBASE, OMNI-DUALBASE, EXSITE, QUADSLANT and UNISHROUD.

We seek to protect our proprietary products, information and technology through reliance on confidentiality provisions, and, when practical, the application of patent, trademark and copyright laws. We cannot assure that these applications will result in the issuance of patents, trademarks or copyrights of our products, information or technology.

Disclosure Regarding Forward-Looking Statements And Risk Factors
----------------------------------------------------------------

Forward-Looking Statements.
---------------------------

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report, including without limitation under "Item 1: Business-Principal Products", "Marketing and Distribution", "Production", "Research and Development", "Competition", "Governmental Regulations" and "Patents", and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation", regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Risk Factors" section and elsewhere in this Annual Report. In addition, the words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to Arc Wireless, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Risk Factors.

Risk Factors.
-------------

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. Prior losses. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001 and for the fiscal year ended December 31, 2003, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997 and again for the fiscal year ended December 31, 2002. Profits for some of these years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 14 of this Annual Report on Form 10-K.

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

7. We depend on key employees. We are highly dependent on the services of our executive management, including Randall P. Marx, our Chief Executive Officer and Gregory Raskin, Winncom's CEO. The loss of the services of any of our executive management could have a material adverse effect on us.

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

9. Trading of our shares and possible volatile prices. Historically, there has been an extremely limited public market for our shares. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares, as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account. For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On March 1, 2004, the low bid price for the common stock was $0.155, the high asked price was $0.165and the closing sale price was $0.16. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

10. No dividends with respect to our shares. We have not paid any cash dividends with respect to our shares, and it is unlikely that we will pay any dividends on our shares in the foreseeable future. We currently intend that any earnings that we may realize will be retained in the business for further development and expansion.

11. Other. In addition, there are other risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and/or results of operations, including, without limitation:

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

Item 2. Properties
------------------

Our principal offices are currently located in Wheat Ridge, Colorado. We currently lease approximately 50,000 square feet of office and warehouse space in Wheat Ridge, Colorado where we have our corporate offices and where we manufacture antennas. This lease commenced on July 1, 2003 and expires on June 30, 2010.

In addition, we lease approximately 24,000 square feet of office and warehouse space at our Winncom facility in Solon, Ohio, where we sell and distribute component solutions for LAN/WAN communications systems. This lease expires in December 2005.

Item 3. Legal Proceedings
-------------------------

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No litigation exists at December 31, 2003 or to the date of this report that management or its legal counsel believes will have a material impact on the financial position or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
-------------------------------------------------------------------------

Our common stock is traded in the over-the-counter market, and prices for our shares are quoted on the OTC Bulletin Board under the trading symbol "ARCS". Because trading in our shares is so limited, prices can be highly volatile.

The table below represents the range of high and low sales prices for our common stock during each of the quarters in the past two fiscal years as reported by the OTC Bulletin Board.

                                         Common Stock
                                         ------------

                                         Sales Price
                                         -----------
Quarter Ended                     High                 Low
-------------                     ----                 ---
March 31, 2002                    $.22                $.16
June 30, 2002                      .18                 .12
September 30, 2002                 .18                 .09
December 31, 2002                  .14                 .07
March 31, 2003                     .12                 .08
June 30, 2003                      .16                 .09
September 30, 2003                 .26                 .10
December 31, 2003                  .24                 .12

On March 1, 2004, the closing sales price for our common stock was $0.16 and the approximate number of our shareholders of record was 450. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
---------------------------------------

In October 2000, we completed the sale of 15,000,000 units of common stock and warrants to purchase common stock pursuant to a private placement at a price of $.50 per unit. We received gross cash proceeds of $7.4 million and related offering expenses were $14,000. The units were sold to a total of 21 investors who were all accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act (the "Unit Investor"). Each unit consisted of one share of common stock and one immediately exercisable warrant to purchase one share of common stock at an exercise price of $1.50 per share of common In July 2001, we offered each Unit Investor the opportunity to either exchange each three warrants for one share of common stock ("Alternative A"), or reduce the exercise price of each warrant from $1.50 per share to $1.00 per share upon the Unit Investor's agreement to reduce the price associated with the Company's 30-day notice of redemption from $1.75 to $1.50 ("Alternative B"); provided, however, that if the Unit Investor determined to participate in either Alternative A or B, the Unit Investor was required to waive the Company's obligation to register the Unit Investor's sale or other transfer of the registrable securities. Each Unit Investor electing Alternative A also was required to enter into a restricted sales agreement that includes the following restrictions with respect to the sale of all shares of common stock owned by the Unit Investor, except for any shares purchased subsequent to March 31, 2001:

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

In March 2002, we sold 754,545 shares of restricted common stock at $.165 per share in a private placement from which we received gross cash proceeds of $124,500. Offering costs associated with this private placement offering were $6,600. Within 30 days following the filing with the SEC of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company was obligated to file a registration statement covering the resale of these shares. This registration statement was filed with the SEC on October 3, 2002.

In March 2002, we issued 200,000 shares of restricted common stock for consulting services valued at $34,000. The consulting agreement provides that, because it was cancelled in September 2002, 100,000 of these shares are required to be returned to the Company. The consultant is claiming the right to retain all 200,000 shares although the Company believes she has no legal basis to do so.

For the year ended December 31, 2002, we recorded the issuance of 26,841 shares of common stock to directors for outstanding obligations for accrued directors fees in the amount of $7,900.

For the year ended December 31, 2003, we recorded the issuance of 9,280 shares of common stock to directors for outstanding obligations for directors fees in the amount of $1,000.

In September 2003, we contributed 649,278 shares of common stock, valued at approximately $52,000, into our 401(k) plan as an employer matching contribution.

Equity Compensation Plan Information.
-------------------------------------

Securities authorized for issuance under equity compensation plans as of December 31, 2003 are as follows:

                                              Equity Compensation Plan Table

--------------------------------------------------------------------------------------------------------------
                                   Number of securities to       Weighted average         Number of securities
                                   be issued upon exercise       exercise price of      remaining available for
                                   of outstanding options,     outstanding options,         future issuance
                                     warrants and rights        warrants and rights
---------------------------------------------------------------------------------------------------------------
                                             (a)                         (b)                       (c)
---------------------------------------------------------------------------------------------------------------
Equity  compensation  plans
approved by security holders                3,075,000                       $.21                 1,422,000
---------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                        0                          -                         -
---------------------------------------------------------------------------------------------------------------
Total                                       3,075,000                       $.21                 1,422,000
---------------------------------------------------------------------------------------------------------------




ITEM 6.    Selected Consolidated Financial Data
------------------------------------------------

The selected financial data below includes business combinations described in
Note 4 to the Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

                        Selected Annual Consolidated Data

                                                         For the Years Ended December 31,
                                      ---------------------------------------------------------------------------------------
                                          2003               2002              2001               2000                1999
                                          ----               ----              ----               ----                ----

Revenues                              $ 30,596,000       $ 32,275,000      $ 30,940,000       $ 18,480,000       $  4,567,000
Gross Profit                             4,984,000          6,082,000         6,054,000          3,025,000          1,084,000
Income (loss) from operations             (473,000)           261,000        (2,611,000)        (1,905,000)          (117,000)
Net income (loss)                     $   (285,000)      $    307,000      $ (2,801,000)      $ (1,841,000)      $   (572,000)
Earnings (loss) per share:
Basic and diluted                     $      (.002)      $       .002      $      (.019)      $      (.015)      $      (.007)

                                                               As of December 31,
                                      ---------------------------------------------------------------------------------------
                                          2003               2002              2001               2000               1999
                                          ----               ----              ----               ----               ----

Cash and cash equivalents             $    227,000       $    265,000      $    345,000       $  1,078,000       $    178,000
Working capital                          7,049,000          3,502,000         5,589,000          4,039,000            452,000
Total Assets                            22,740,000         23,455,000        24,001,000         25,689,000          1,508,000
Total Liabilities                        7,968,000          8,451,000         9,354,000          8,234,000            762,000
Stockholders' equity                  $ 14,772,000       $ 15,004,000      $ 14,647,000       $ 17,455,000       $    746,000

The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

                                                                  2003
                                                                  ----
                                  December 31          September 30             June 30             March 31
                                  -----------          ------------             -------             --------
Net sales                        $ 8,676,000           $ 8,928,000           $ 6,877,000          $ 6,115,000
Gross profit                       1,233,000             1,309,000             1,345,000            1,097,000
Net income (loss)                    (65,000)               60,000               109,000             (389,000)
Net income (loss) per share      $     (.001)                 --             $      .001          $     (.002)

                                                                  2002
                                                                  ----
                                  December 31          September 30             June 30             March 31
                                  -----------          ------------             -------             --------
Net sales                        $ 8,086,000           $ 8,532,000           $ 7,951,000          $ 8,006,000
Gross profit                       1,462,000             1,219,000             1,599,000            1,802,000
Net income (loss)                     (4,000)             (294,000)              141,000              464,000
Net income (loss) per share             --             $     (.002)          $      .001          $      .003

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

At December 31, 2003 we had approximately $7 million in working capital, which is an improvement of $3.5 million over working capital at December 31, 2002. The $3.5 million increase in working capital from December 31, 2002 to December 31, 2003 is primarily due to the classification of $3.8 million of bank line of credit to non-current in 2003 that was current in 2002 as a result of the bank line of credit being renewed in 2003 with a due date of April 2005. We reduced accounts receivable, trade and vendor, from $6.2 million at December 31, 2002 to $4.8 million at December 31, 2003 and the additional cash was used to fund the reduction on trade accounts payable from $4.2 million at December 31, 2002 to $3.3 million at December 31, 2003 as well as to help finance the increase in inventory. Inventory increased from $5.4 million at December 31, 2002 to $6.1 million at December 31, 2003. The increase in inventory was partially financed from reductions of accounts receivable and increases in bank financing which increased $400,000 from $3.7 million at December 31, 2002 to $4.1 million at December 31, 2003.

We had total assets of $22.7 million as of December 31, 2003 as compared with $23.5 million as of December 31, 2002. The $800,000 decrease is primarily due to a reduction in receivables, both trade and vendor, in 2003 of approximately $1.4 million offset by an increase in inventory of $700,000.

Liabilities decreased from $8.5 million at December 31, 2002 to $7.97 million at December 31, 2003, or approximately $500,000 primarily due to a decrease in accounts payable of approximately $900,000 and a decrease in other accrued expenses of approximately $10,000 offset by an increase in the bank debt of approximately $400,000.

We had net cash used in operating activities of $239,000 for the year ended December 31, 2003, $149,000 for the year ended December 31, 2002 and $2.4 million for the year ended December 31, 2001. The increase in the net cash used in operations in 2003 over 2002 is primarily the result of a net loss of $285,000 for 2003 as compared to net income of $307,000 in 2002 and compared to a net loss of $2.8 million in 2001. For 2003, there was a net decrease in accounts receivable from 2002 to 2003. Most of this decrease however was offset by increases in inventory and reductions in trade accounts payable. The net cash used in operating activities in 2003 was funded through increases in bank debt. The negative cash flow for 2002 was financed by the use of existing cash and increases in borrowings under the line of credit. The negative cash flow in 2001 was financed through an increase in line of credit borrowings of approximately $1.7 million and proceeds from the sale of common stock of approximately $1 million.

Management believes that current working capital, new and renewed bank lines of credit, see Note 2 to the Consolidated Financial Statements, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2004 and into the foreseeable future.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements.

Contractual Obligations

-------------------------------------------------------------------------------------------------------------
                                                                     Payments Due By Period
-------------------------------------------------------------------------------------------------------------
                                                  Less than 1                                     More than 5
                                 Total            Year            1-3 Years        3-5 Years      Years
-------------------------------------------------------------------------------------------------------------
Lines of credit                  $3,399,000               -       $3,399,000              -              -
-------------------------------------------------------------------------------------------------------------
Long-term debt                    $ 714,000         409,000          305,000              -              -
-------------------------------------------------------------------------------------------------------------
Capital lease obligations         $ 180,000          62,000          102,000         16,000              -
-------------------------------------------------------------------------------------------------------------
Operating leases                 $1,793,000         302,000          552,000        505,000        434,000
-------------------------------------------------------------------------------------------------------------
Purchase obligations             $1,285,000       1,285,000                -              -               -
-------------------------------------------------------------------------------------------------------------

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Results of Operations
---------------------

Fiscal Year Ended December 31, 2003 Compared To Fiscal Year Ended December 31, 2002
--------------------------------------------------------------------------------

Sales were $30.6 million and $32.6 million for the years ended December 31, 2003 and 2002, respectively. The decrease in revenues for the year ended December 31, 2003 compared with the year ended December 31, 2002 is attributable to a decrease in the Wireless Communications Solutions Division's revenues from base station antennas from $3.9 million in 2002 to $1.8 million in 2003, and a decrease in Starworks' revenues from $420,000 for the year ended December 31, 2002 to $21,000 for the year ended December 31, 2003. The overall decline in revenues is primarily due to the continued unpredictable demand for base station antennas and reduced component selling prices at Winncom.

Gross profit margins were 16.3% and 18.7% for the year ended December 31, 2003 and December 31, 2002, respectively. The lower gross margin for the year ended December 31, 2003 compared with the year ended December 31, 2002 is primarily the result of the larger percentage decrease in revenues from the Wireless Communications Solutions Division, whose products have a higher margin than the products of Winncom or Starworks. For the year ended December 31, 2003, the Wireless Communications Solutions Division sales accounted for 18.3% of revenues as compared with the year ended December 31, 2002, in which the Wireless Communications Solutions Division sales accounted for 21.7% of revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the year ended December 31, 2002, the Wireless Communications Solutions Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the year ended December 31, 2003, and this benefit is reflected in higher gross margins. Depending on the product mix, the Company may realize additional benefit from the below-market cost of the BATC inventory in the future, but the benefit will diminish as the inventory is depleted and replaced with inventory purchased at current market prices.

Selling, general and administrative expenses (SG&A) were approximately $5.4 million for the year ended December 31, 2003 and approximately $5.8 for the year ended December 31, 2002 resulting in a decrease of approximately $400,000 from 2002 to 2003, despite incurring approximately $55,000 in costs moving to our new manufacturing facility in Wheat Ridge, Colorado and an employer matching contribution of common stock to the 401(K) Plan valued at $52,000. The decrease in SG&A in 2003 is primarily due to a decrease in bad debt expense of $335,000 and the cessation of operations of Starworks in Atlanta, Georgia in July 2002 that has reduced SG&A expenses by approximately $120,000. SG&A as a percent of revenue decreased slightly from 17.9% for the year ended December 31, 2002 to 17.8% for the year ended December 31, 2003. Salaries and wages remain the largest component of SG&A constituting 50.6% of the total SG&A for the year ended December 31, 2003 and 48.4% for the year ended December 31, 2002. The total dollar amount of salaries and wages was relatively the same comparing the year ended December 31, 2003 with the year ended December 31, 2002.

Net interest expense was $190,000 for the year ended December 31, 2003 compared with $207,000 for the year ended December 31, 2002. The average balance outstanding on the line of credit was $3.8 million for both the year ended December 31, 2003 and 2002, but the interest rate was 4.625% for the year ended December 31, 2003 as compared with 5% for the year ended December 31, 2002.

Included in other income for the year ended December 31, 2003 is a gain from debt settlements of $148,000 and a refund of prior years franchise taxes of $220,000 and included in other income for the year ended December 31, 2002 is a gain from debt settlements of $226,000.

The Company had a net loss of $285,000 for the year ended December 31, 2003 as compared with net income of $307,000 for the year ended December 31, 2002. Despite the fact that SG&A decreased by $364,000 comparing 2003 to 2002, the net loss in 2003 compared to net income in 2002 is primarily due to a 6% decrease in sales comparing the year ended December 31, 2003 with the year ended December 31, 2002, a decrease in gross margin from 18.7% to 16.3% comparing the year ended December 31, 2003 with the year ended December 31, 2002 and the gain from debt settlements of $226,000 and a refund of prior years franchise taxes of $220,000 recorded for the year ended December 31, 2002 as compared with a gain from debt settlements for the year ended December 31, 2003 of $148,000.

Fiscal Year Ended December 31, 2002 Compared To Fiscal Year Ended December 31, 2001
--------------------------------------------------------------------------------

Sales were $32.6 million and $30.9 million for the years ended December 31, 2002 and 2001, respectively. The primary reason for the increase in revenues comparing 2002 to 2001 is attributable to an increase in revenues from the Wireless Communications Solutions Division from $3.9 million in 2001 to $7.3 million in 2002. Sales for the Wireless Communications Solutions Division increased by 87% primarily due to the addition of the base station antennas as a result of the purchase of the wireless communications product line from Ball in August 2001 and the increase in sales of the Company's redesigned panel antenna systems. Sales of base station antennas were $1.5 million in 2001 and $3.9 million in 2002. Both Winncom and Starworks experienced reductions in revenue comparing 2001 to 2002. Winncom's revenues declined from $25.9 million in 2001 to $25.1 million in 2002, primarily due to the weaker economy and Starworks revenues declined from $1.2 million in 2001 to $400,000 in 2002 primarily as a result of the closure of the facility in Atlanta, GA in July 2002.

Gross profit margins were 18.7% in 2002 and 19.6 % in 2001. The slight decrease in gross margin for 2002 compared to 2001 is primarily the result of the decrease in Winncom's profit margin from 17% in 2001 to 12.7% in 2002. This decrease in Winncom's profit margin was, which we believe to be temporary due the economy, offset by increased sales in the Wireless Communications Solutions Division, which had margins in 2002 of approximately 36%. Winncom represented approximately 77% of consolidated sales in 2002 and 84% of consolidated sales in 2001. Starworks sales represent only 1% and 4%, respectively of consolidated sales so their impact on the overall margin was minimal in 2002 and 2001. The decrease in Starworks sales in 2002 was primarily due to the closing of the Atlanta facility in July 2002.

Selling, general and administrative (SG&A) expenses were approximately $5.8 million for the year ended December 31, 2002 and approximately $6.4 million for the year ended December 31, 2001 resulting in a decreased of approximately $600,000 from 2001 to 2002. SG&A as a % of revenues decreased from 20.7% in 2001 to 17.9% in 2002. Included in SG&A in 2001 are $497,000 in legal and other professional fees associated with the McConnell litigation that was not settled until November 2001. Also during the quarter ended March 31, 2001, termination agreements were entered into with the former CEO and CFO of the Company. The former CEO received $63,000 of severance payments plus options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.325 per share. The former CFO received $47,000 of severance payments plus options to purchase 350,000 shares of the Company's common stock at $0.26 per share. The Company recognized $136,000 of expense related to these termination agreements during the quarter ended March 2001, including $122,000 of non-cash compensation related to the issuance of the options.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are summarized in Note 1 of its consolidated financial statements on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2003, our net accounts receivable balance was $4,330,000.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2003, our inventory balance was $6,081,000.

Goodwill and intangible assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2003, we had $10,934,000 of goodwill and intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $257,000 should be adequate for any exposure to loss in our accounts receivable as of December 31, 2003. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $498,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003, and is effective beginning with the September 30, 2003, quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") for certain decisions made as part of the Derivatives Implementation Group process. SFAS 149 also amends SFAS 133 to incorporate clarifications of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of SFAS 149 will have a significant impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is effective for all affected financial instruments beginning with the September 30, 2003, quarterly financial statements. The Company does not anticipate that the adoption of this statement will have any impact on the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

We have not used derivative financial instruments. We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-23 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

None

Item 9A. Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision, and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are to the best of their knowledge, effective.

(b) Changes in internal controls

     Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                                    PART III

Item 10. Directors and Executive Officersof the Registrant
----------------------------------------------------------

Directors and Executive Officers.
---------------------------------

Our directors and executive officers are as follows:
----------------------------------------------------

     Name                       Age       Position with the Company                 Director Since
     ----                       ---       -------------------------                 --------------

     Randall P. Marx            51        Chief Executive Officer, Secretary,
                                          Director                                         1990

     Donald A. Huebner          58        Director                                         1998

     Sigmund A. Balaban         62        Director                                         1994

     Gregory E. Raskin          50        President, Director                              2001

     Monty R. Lamirato          48        Chief Financial Officer, Treasurer                -

     Steve C. Olson             47        Chief Technology Officer                          -


Randall P. Marx. Mr. Marx became our Chief Executive Officer in February 2001 and has served as Director since May 1990. Mr. Marx served as Chief Executive Officer from November 1991 until July 2000, as Treasurer from December 1994 until June 30, 2000 and as Director of Acquisitions from July 2000 until February 2001. From 1983 until 1989, Mr. Marx served as President of THT Lloyd's Inc., Lloyd's Electronics Corp. and Lloyd's Electronics Hong Kong Ltd., international consumer electronics companies. Lloyd's Electronics had domestic revenues of $100 million and international revenues of $30 million with over 400 employees worldwide. As CEO and President of THT Lloyd's Inc., a $10 million electronics holding company, Mr. Marx supervised the purchase of the Lloyd's Electronics business from Bacardi Corp. in 1986. As CEO and President of Lloyd's Electronics, Mr. Marx was directly responsible for all domestic and international operations including marketing, financing, product design and manufacturing with domestic offices in New Jersey and Los Angeles and international offices in Hong Kong, Tokyo and Taipei.

Donald A. Huebner. Mr. Huebner was our Chief Scientist from July 2000 to January 2002 and has been a consulting engineer from January 2002 to the present. He has served as a Director of the Company since 1998. Mr. Huebner served as Department Staff Engineer with Lockheed Martin Astronautics in Denver, Colorado from 1986 to July 2000. In this capacity, Dr. Huebner served as technical consultant for phased array and spacecraft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles ("UCLA"). Dr. Huebner also has served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Masters of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Masters in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas And Propagation Society and Microwave Theory And Technique Society of the Institute of Electrical and Electronic Engineers.

Sigmund A. Balaban. Mr. Balaban has served as Director since December 1994. Mr. Balaban had served as Senior Vice President / Corporate Secretary, of Fujitsu General America, Inc. of Fairfield, New Jersey, from 2000 until July of 2001 when he retired. Mr. Balaban was Vice President, Credit of Teknika Electronics since 1986 and as Senior Vice President and General Manager of Teknika Electronics since 1992. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc. is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer.

Gregory E. Raskin. Mr. Raskin President of the Company and Winncom. He founded Winncom in 1995 and joined us coincident with the acquisition of Winncom in May 2000. Mr. Raskin was elected as a Director of the Company in February 2001. Previous to Winncom, he was founder and President of a company that introduced (and certified) Wireless LANs to former Soviet Block Countries. He holds MS degrees in Electrical Engineering and Control System Engineering.

Monty R. Lamirato. Mr. Lamirato has been Chief Financial Officer and Treasurer since June 2001. Prior to joining the Company Mr. Lamirato served as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001, and from June 1999 to October 2000 he served as VP Finance for an e-commerce retailer. From November 1993 to June 1999, Mr. Lamirato was President and Shareholder of Monty R. Lamirato, PC, a business consulting firm. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978.

Steven C. Olson. Mr. Olson serves as our Chief Technology Officer. Prior to joining ARC Wireless in August 2001, Mr. Olson was employed at Ball Aerospace for 14 years, including the last five years as Director of Engineering for Ball's Wireless Communications Solutions Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball's high performance, low cost AirBASE(TM) antenna technology, specifically for use in its future commercial wireless business. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively.

Code of Ethics

The Company endeavors to adhere to the requirements as dictated by the SEC and provide assurances to outside investors and interested parties that the Company's officers, directors and principal financial officer adhere to a reasonably responsible code of ethics and as such, we have adopted a code of ethics that applies to our executive officers, including Mr. Marx, our Chief Executive Officer, Mr. Raskin, our President, Mr. Lamirato, our Chief Financial Officer, and Mr. Olson, our Chief Technology Officer.

Audit Committee of the Board of Directors

The audit committee consists of one independent director, Mr. Sigmund A. Balaban, who is chairman of the committee, and M. Randall P. Marx, our CEO and Mr. Gregory E. Raskin, our President. The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of its activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The board of directors has determined that at least one member of the audit committee, Mr. Sigmund A. Balaban, is an audit committee financial expert.

Audit Committee Charter

Our Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the Audit Committee charter annually.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2003, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 11.  Executive Compensation
--------  ----------------------

Summary Compensation Table.
---------------------------

The following table sets forth in summary form the compensation of our Chief Executive Officer and each other executive officer who received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 2003 (the "Named Executive Officers").

                                                                                         Long Term Compensation
                                                                            --------------------------------------------------
                                           Annual Compensation                      Awards                   Payouts
                               --------------------------------------------         ------                   -------

                                                                            Restricted  Securities
                                                             Other Annual   Stock       Underlying     LTIP      All Other
                               Fiscal    Salary     Bonus    Compensation     Awards      Options    Payouts    Compensation
Name and Principal Position     Year    ($) (1)    ($) (2)      ($) (3)        ($)          (#)      ($) (4)        ($) (5)
------------------------------ -------- --------- ---------- -------------- ----------- ------------ --------- ---------------

Randall P. Marx                2003      195,000          0              0           0            0         0               0
Chief Executive Officer,
Secretary and Director         2002      195,000     70,000              0           0    1,000,000         0               0

                               2001      175,000          0              0           0            0         0               0

Gregory E. Raskin              2003      300,000     25,000              0           0            0         0               0
President, and Director
                               2002      277,000     50,000              0           0            0         0               0

                               2001      250,000          0              0           0            0         0               0

Monty R. Lamirato              2003     125,000      20,000              0           0            0         0               0
Chief Financial Officer and
Treasurer                      2002     118,000      27,000              0           0      175,000         0               0

                               2001       56,000          0              0           0      175,000         0               0

Steve C. Olson                 2003     155,000      16,000              0           0            0         0               0
Chief Technology Officer
                               2002     155,000      19,000              0           0            0         0               0

                               2001      58,000           0              0           0      500,000         0               0

Burton Calloway                2003     107,000           0              0           0            0         0               0
Executive Vice President(6)
                               2002     115,000      19,000              0           0      200,000         0               0

                               2001     106,000           0              0           0      200,000         0               0


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

(6) Mr. Calloway was Executive Vice President of our Wireless Communications Solutions Division until July 7, 2003 when his employment terminated. Salary for 2003 includes severance paid through November 2003.

Option Grants in Last Fiscal Year
---------------------------------

The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2003 under the Company's incentive plans. During fiscal year 2003, the Company did not grant any stock options under the Company's Incentive Plans to any of the Named Executive Officers.

                                              Option Grants In Last Fiscal Year

---------------------------------------------------------------------------------------------------------------
                          Number of     % of Total                                Potential Realizable Value
                         Securities       Options                                   at Assumed Annual Rates
                         Underlying     Granted to    Exercise                          of Stock Price
                           Options     Employees in   Price         Expiration     Appreciation for Option Term
         Name            Granted (#)    Fiscal Year   ($/Share)        Date                 5%         10%
---------------------------------------------------------------------------------------------------------------
Randall P. Marx                  0              -         N/A             N/A            N/A           N/A
---------------------------------------------------------------------------------------------------------------
Gregory E. Raskin                0              -         N/A             N/A            N/A           N/A
---------------------------------------------------------------------------------------------------------------
Monty R. Lamirato                0              -         N/A             N/A            N/A           N/A
---------------------------------------------------------------------------------------------------------------
Steve C. Olson                   0              -         N/A             N/A            N/A           N/A
---------------------------------------------------------------------------------------------------------------
Burton Calloway (1)              0              -         N/A             N/A            N/A           N/A
---------------------------------------------------------------------------------------------------------------

(1)  Mr. Calloway was Executive Vice President of our Wireless Communications
     Solutions Division until July 7, 2003 when his employment terminated.




Aggregated Option Exercises for Last Fiscal Year and Fiscal Year-End Option
Values
--------------------------------------------------------------------------------

The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 2003 by the Named Executive
Officers and the value of unexercised stock options held by the Named Executive
Officers as of December 31, 2003.

                                              Aggregated Option Exercises
                                       For Fiscal Year Ended December 31, 2003
                                             And Year-End Option Values (1)

-----------------------------------------------------------------------------------------------------------------
                                                               Number of Securities        Value of Unexercised
                                                              Underlying Unexercised              In-the-
                                                             Options at Fiscal Year-         Money Options at
                                                                   End (#) (4)            Fiscal Year-End ($) (5)
 ----------------------------------------------------------------------------------------------------------------
                       Shares
                       Acquired on
        Name           Exercise (2)   Value Realized ($)    Exercisable  Unexercisable  Exercisable  Unexercisable
        ----           ------------   -------------------   -----------  -------------  -----------  -------------
                                      (3)
------------------------------------------------------------------------------------------------------------------

Randall P. Marx                 0                     0    1,000,000                           0               0
------------------------------------------------------------------------------------------------------------------

Gregory E. Raskin               0                     0            0              0            0               0
------------------------------------------------------------------------------------------------------------------

Monty R. Lamirato               0                     0      350,000              0        3,500               0
------------------------------------------------------------------------------------------------------------------

Steve C. Olson                  0                     0      500,000              0            0               0
------------------------------------------------------------------------------------------------------------------

Barton Calloway(6)              0                     0            0              0            0               0
------------------------------------------------------------------------------------------------------------------

(1)  No stock appreciation rights are held by any of the Named Executive
     Officers.

(2) The number of shares received upon exercise of options during the year ended December 31, 2003.

(3) With respect to options exercised during the year ended December 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of December 31, 2003, separated between those options that were exercisable and those options that were not exercisable on that date.

(5) For all unexercised options held as of December 31, 2003, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 2003. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $0.16 per share on December 31, 2003.

(6) Mr. Calloway was Executive Vice President of our Wireless Communications Solutions Division until July 7, 2003 when his employment terminated.


Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans
-----------------------------------------------------------------------

Other than our 1997 Stock Option and Compensation Plan and 401(k) plan, we have no employee retirement plan, long-term incentive plan or pension plan to serve as incentive for performance to occur over a period longer than one fiscal year.

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

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2002, at an exercise price of $.13 per share and granted a total of 25,000 options to Outside Directors under the Plan during 2001, at an exercise price of $.28 per share. No options were granted during 2003.

As of December 31, 2003, there were 600,000 exercisable options outstanding related to the grants to Outside Directors. Dr. Donald Huebner's employment terminated on January 31, 2002 but he continues as a Director of the Company, as such all of his options are disclosed as Outside Directors options.
In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. There were no options granted in 2003 but in 2002, the Board granted a total of 1,625,000 options under the Plan to employees with exercise prices ranging from $.13 to $.18 and in 2001, the Board granted a total of 1,560,000 options under the Plan to employees with exercise prices ranging from $.21 to $.58. As of December 31, 2003, there were 1,875,000 exercisable options outstanding related to grants to employees, all of which were granted under the Plan.

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

Outside Directors vested 100,000 and 175,000 stock options, respectively, during fiscal years ended December 31, 2003 and 2002. Outside Directors earned $1,000 and $2,250, respectively in meeting attendance fees in 2003 and 2002 and were paid with the issuance of 9,280 shares of restricted common stock in 2003 and 26,841 shares of restricted common stock in 2002.

Other Arrangements. During the year ended December 31, 2001, no compensation was paid to our Outside Directors other than pursuant to the standard compensation arrangements described in the previous section. During the years ended December 31, 2003 and 2002 Mr. Sigmund Balaban, one of our outside directors was paid $30,000 and $15,000, respectively, in connection with his position as Chairman of the Audit Committee.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements
------------------------------------------------------------------------

Effective, January 8, 2001, Mr. Marx entered into a one-year employment agreement with total annual base salary of $175,000. Effective February 12, 2001, Mr. Marx replaced Mr. Befort as Chief Executive Officer of the Company. We entered into a new employment agreement with Mr. Marx effective January 2, 2002, which terminated on January 2, 2004. In accordance with his employment agreement, Mr. Marx received an annual base salary of $195,000 in 2002 and 2003 and a bonus of $70,000 for 2002. He did not earn a bonus for 2001 or 2003.

We entered into a written employment agreement with Gregory E. Raskin, President of our Winncom subsidiary and beneficial owner of 2.7 percent of our stock, or 4,069,162 shares, effective May 24, 2000. The employment agreement was for the period May 24, 2000 through May 31, 2002, at an annual base salary of $250,000. Mr. Raskin also was eligible to earn bonuses of up to $500,000 over the term of the agreement, based on Winncom's periodic attainment of certain revenues and earnings objectives. Mr. Raskin earned his maximum bonus of $125,000 in 2000 but no bonus was earned in 2001. Mr. Raskin also received options to purchase 250,000 shares of our common stock at a price of $0.89 per share from December 19, 2000 through May 24, 2002. We entered into a new employment agreement with Mr. Raskin effective as of June 1, 2002 with a term of two and one-half years. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $300,000 per year. Mr. Raskin is eligible to receive bonuses for each of the years ending December 31, 2002, 2003 and 2004 of between $50,000 and $300,000 depending upon Winncom achieving certain predetermined revenues and EBIDTA goals for those periods. Mr. Raskin earned a bonus of $25,000 and $50,000 for 2003 and 2002, respectively.

We entered into a written employment agreement with Burton J Calloway, Executive Vice President of the Wireless Communications Solutions Division, effective May 30, 2000. The employment agreement was for the period May 30, 2000 through May 29, 2003, at an annual base salary of $100,000. The base salary was adjusted to $115,000 effective October 1, 2001. Mr. Calloway also was eligible to earn bonuses of 3% of net profits in excess of $180,000 of the Wireless Communications Solutions Division over the term of the agreement. A nominal bonus was earned for 2001, and a bonus of $19,000 was earned in 2002. Mr. Calloway did not earn a bonus in 2003. Mr. Calloway also received options to purchase 150,000 shares of our common stock at a price of $1.01 on May 30, 2000 and was granted options to purchase 200,000 shares, at exercise prices ranging from $.145 to $1.01 on May 30, 2001 and May 30, 2002. Mr. Calloway's employment with us terminated on July 7, 2003.

We entered into a written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111,000, adjusted to $125,000 on July 1, 2002. Mr. Lamirato also is eligible to earn bonuses of $35,000 or 3% of EBITDA (Earnings Before

Interest, Taxes, Depreciation and Amortization), whichever is greater, over the term of the agreement. Mr. Lamirato earned a bonus of $20,000 for 2003, and $27,000 for 2002, and no bonus was earned for 2001. Mr. Lamirato also received options to purchase 350,000 shares of our common stock at prices ranging from $.14 to $0.33 per share exercisable from June 22, 2001 through June 30, 2004.

We entered into a written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $16,000, in 2003 and $19,000 in 2002, and no bonus was earned for 2001. Mr. Olson also received options to purchase 500,000 shares of our common stock at a price of $0.27 per share from August 13, 2001 through August 13, 2004.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with us or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control, except that the 1997 Stock Option and Compensation Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
---------------------------------------------------------------------------

The following table summarizes certain information as of December 31, 2003 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                           Number of Shares           Percent
  Name and Address of Beneficial Owner     eficially Owned (1)        of Class
  ------------------------------------     -------------------        ---------

Randall P. Marx                               9,454,195(2)             6.1%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Sigmund A. Balaban                            1,658,234(3)             1.1%

ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Donald A. Huebner                               458,017(4)               *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Gregory E. Raskin                             4,069,162(5)             2.6%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Steve Olson                                     561,422(8)               *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Monty R. Lamirato                               394,210(6)               *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Michael Maness                                   219,405(7)              *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Barry Nathanson                               11,798,559               7.7%
6 Shore Cliff Place
Great Neck, NY  11023

                                           Number of Shares           Percent
  Name and Address of Beneficial Owner     eficially Owned (1)        of Class
  ------------------------------------     -------------------        ---------
Hudson River Investments, Inc.                12,373,225                 8.1%
Nemazee Capital Corp.
720 Fifth Avenue
New York, NY 10019

Evansville Limited                             9,301,060                 6.0%
c/o Quadrant Management Inc.
720 Fifth Avenue, 9th Floor
New York, NY  10019

All officers and directors
as a group (seven persons)                    16,814,645(2)(3)(4)(5)(6)  10.9%

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

     (2) Includes 8,312,665 shares directly held by Mr. Marx, 73,067 shares in his ARC Wireless 401(k) account, 40,000 shares held by his spouse's IRA and 28,463 shares owned beneficially through a 50% ownership of an LLC. Includes options to purchase 1,000,000 shares at $.18 per share until January 2, 2007, granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable. This does not include 900,000 shares owned plus warrants to purchase 150,000 shares at $1.00 per share owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 155,000 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

     (3) Includes 1,433,234 shares directly held by Mr. Balaban and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 225,000 shares at prices ranging from $.13 to $0.25 per share until September 8, 2004, all of which are currently exercisable.

     (4) Includes 83,017 shares directly held by Dr. Huebner and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 250,000 shares at $0.06 per share until May 10, 2004, and 125,000 shares at $.13 per share until July 7, 2004, all of which are currently exercisable.

     (5) Includes 3,898,389 shares directly held by Mr. Raskin and 170,773 shares beneficially owned by a partnership in which Mr. Raskin is a partner.

     (6) Consists of 44,210 shares in Mr. Lamirato's ARC Wireless 401(k) account and options to purchase 175,000 shares at $.33 per share until June 22, 2004, and options to purchase 175,000 shares at $.14 per share until June 30, 2005 all granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.

     (7) Consists of 196,400 shares directly held by Mr. Maness and 23,005 shares in his ARC Wireless 401(k) account.

     (8) Consists of 61,422 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 500,000 shares at $.27 per share until August 13, 2004, granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Not applicable.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

The Audit Committee reviews and determines whether specific projects or expenditures with our independent auditors, HEIN & ASSOCIATES LLP potentially affect their independence. The Audit Committee's policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting.

The following table sets forth the aggregate fees billed to us by HEIN & ASSOCIATES LLP for the years ended December 31, 2003 and December 31, 2002:

                                            2003                  2002
                                            ----                  ----

Audit fees                               $83,500(1)            $82,700(1)
Audit-related fees                            --(2)                 --(2)
Tax fees                                  11,200(3)             11,000(3)
All other fees                                --                 2,300
                                       -------------------------------
Total audit and non-audit fees           $94,700               $96,000
                                       ===============================

(1) Includes fees for professional services rendered for the audit of ARC's annual financial statements and review of ARC's annual report on Form 10-K for the year 2003 and 2002 and for reviews of the financial statements included in ARC's quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 and 2002.

(2) Includes fees billed for professional services rendered in fiscal 2003 and 2002, in connection with acquisition planning, due diligence and related SEC registration statements.

(3) Includes fees billed for professional services rendered in fiscal 2003 and 2002, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

         (1) Financial Statements

         Report of Independent Auditors.....................................F-1

         Consolidated Balance Sheets at December 31, 2003 and 2002..........F-2

         Consolidated Statements of Operations for the Years Ended
                December 31, 2003, 2002 and 2001............................F-3

         Consolidated Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2003, 2002 and 2001........F-4

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2003, 2002 and 2001............................F-5

         Notes to Consolidated Financial Statements.........................F-6

         (2) Financial Statement Schedules

           Schedule II
           -----------

           Consolidated Valuation Accounts

      -----------------------------------------------------------------------------------------------------
                                                Balance,       Charges to         Write-offs,      Balance,
                                              Beginning of     Cost and             Net of          End
                                                  Year         Expenses           Recoveries       of Year
       ----------------------------------------------------------------------------------------------------
      Allowance for Doubtful Accounts
      -----------------------------------------------------------------------------------------------------
      Years Ended December 31,
      -----------------------------------------------------------------------------------------------------
      2003                                     $ 987,000           193,000        (923,000)       $ 257,000
      -----------------------------------------------------------------------------------------------------
      2002                                    $1,000,000           528,000        (541,000)       $ 987,000
      -----------------------------------------------------------------------------------------------------
      2001                                     $ 541,000           760,000        (301,000)      $1,000,000
      -----------------------------------------------------------------------------------------------------

     (3) Exhibits.
         --------
                                  EXHIBIT INDEX
  Exhibit
  Number                      Description
  ------                      -----------
   3.1a      Articles of Incorporation of Westcliff Corporation, now known as
             Antennas America, Inc. (the "Company"), are  incorporated herein by reference from the Company's  Form S-18  Registration
             Statement dated December 1, 1987 (File No. 33-18854-D).
   3.1b      Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's
             Post-Effective Amendment No. 3 to Form S-18 Registration
             Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1c      Articles and Agreement of Merger between the Company and
             Antennas America, Inc., a Colorado corporation, dated March
             22, 1989, are incorporated herein by reference from the
             Company's Post-Effective Amendment No. 3 to Form S-18
             Registration Statement dated December 5, 1989 (File No.
             33-18854-D)
   3.1d      Amended And Restated Articles Of Incorporation dated October 11,
             2000 (5)
   3.2       Bylaws of the Company as amended and restated on March 25, 1998 (6)
   10.1      Employment Agreement dated as of October 1, 1998 between the
             Company and Randall P. Marx is incorporated by reference from the
             Company's Annual Report on From 10-KSB for the year ended
             December 31, 1998 (File No. 000-18122)
   10.2      Promissory Note dated February 15, 1999 from the Company to Jasco
             Products Co., Inc. (2)
   10.3      Stock Option Agreement dated February 15, 1999 between the Company and Jasco Products Co., Inc. (2)
   10.4      Agreement between and among Winncom Technologies Inc., Winncom
             Technologies Corp. and the Company dated May 24, 2000 (3)
   10.5      Employment Agreement dated as of May 24, 2000 between Winncom
             Technologies Corp. and Gregory E. Raskin (5)
   10.6      Agreement between and among Starworks Technology, Inc., Starworks
             Wireless Inc. and the Company dated September 29, 2000 (4)
   10.7      Employment Agreement dated as of June 22, 2001 between ARC Wireless
             Solutions, Inc. and Monty R. Lamirato (7)
   10.8      Employment Agreement dated as of August 13, 2001 between ARC
             Wireless Solutions, Inc. and Steven C. Olson (7)
   10.9      Employment Agreement dated as of May 30, 2000 between ARC Wireless
             Solutions, Inc. (formerly Antennas America, Inc.) and Burton J.
             Calloway (7)
   10.10     Employment Agreement dated as of January 2, 2002 between the
             Company and Randall P. Marx. (8)
   10.11     Employment Agreement dated as of June 1, 2002 between Winncom
             Technologies Corp.and Gregory E.  Raskin. (8)
   10.12     Employment  Agreement dated as of July 1, 2002 between ARC Wireless
             Solutions, Inc. and Monty R. Lamirato.(8)
   14.1      Code of Ethics
   31.1      Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1      Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
   21        Subsidiaries of the Registrant

---------------------------
(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)
(2) Incorporated by reference from the Company's Form SB-2 Registration Statement filed February 9, 2000 (File No. 333-96485)

(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000
(4) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on October 13, 2000
(5) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001
(6) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998
(7) Incorporated by reference from the Company's Form 10-KSB for December 31, 2001 filed on April 1, 2002
(8) Incorporated by reference from the Company's Form 10-KSB for December 31, 2002 filed on March 28, 2003.

     (b) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003.

     Information regarding the items reported on is as follows:

   Date Filed              Item Reported On
   ----------              ----------------

   November 17, 2003       Item 9: The Company issued a press release
                           announcing that it will supply its Freedom Antenna to
                           RadioShack for sale in RadioShack's company stores.
   November 21, 2003       Items 7 and 12: The Company issued a press
                           release announcing financial results for the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ARC Wireless Solutions, Inc.


Date:  March 29, 2004              By:  /s/ Randall P. Marx
                                      -----------------------------------------
                                   Randall P. Marx, Chief Executive Officer

Date:  March 29, 2004              By:  /s/ Monty R. Lamirato
                                      -----------------------------------------
                                   Monty R. Lamirato, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                                Signatures
----                                                ----------

March 29, 2004                                       /s/ Sigmund A. Balaban
                                                    -----------------------
                                                    Sigmund A. Balaban, Director

March 29, 2004                                       /s/ Gregory E. Raskin
                                                    ----------------------
                                                    Gregory E. Raskin, Director

March 29, 2004                                       /s/ Donald A. Huebner
                                                    ----------------------
                                                    Donald A. Huebner, Director

Reports of Independent Auditors


The Board of Directors and Stockholders
ARC Wireless Solutions, Inc.

We have audited the accompanying consolidated balance sheets of ARC Wireless Solutions, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Hein & Associates LLP

Denver, Colorado
February 19, 2004


                                           ARC Wireless Solutions, Inc.
                                           Consolidated Balance Sheets

                                                                                          December 31,
                                                                                     2003             2002
                                                                                 ----------------------------
Assets
Current assets:
   Cash                                                                            $ 227,000        $ 265,000
   Accounts receivable trade, net of allowance for doubtful accounts
     of $257,000 and $986,000, respectively                                        4,543,000        5,216,000
   Accounts receivable vendors                                                       248,000          939,000
   Inventory, net                                                                  6,081,000        5,397,000
   Other current assets                                                              117,000          131,000
                                                                                 ----------------------------
Total current assets                                                              11,216,000       11,948,000

Property and equipment, net                                                          531,000          505,000

Other assets:
   Intangible assets, net                                                         10,934,000       10,934,000
   Other assets                                                                       59,000           68,000
                                                                                 ----------------------------
Total assets                                                                     $22,740,000      $23,455,000
                                                                                 ============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                              $ 3,300,000      $ 4,166,000
   Bank debt - current                                                               409,000        3,718,000
   Accrued expenses                                                                  418,000          548,000
   Current portion of capital lease obligations                                       40,000           14,000
                                                                                 ----------------------------
Total current liabilities                                                          4,167,000        8,446,000

Capital lease obligations, less current portion                                       97,000            5,000
Bank debt, less current portion                                                    3,704,000                -
                                                                                 ----------------------------
Total liabilities                                                                  7,968,000        8,451,000
                                                                                 ----------------------------

Commitments (Notes 8 and 10)
Stockholders' equity: (Note 3)
   Common stock, par value $.0005;
      250,000,000 shares authorized; 155,843,000 and
      155,185,000 shares issued, respectively                                         78,000           78,000
   Preferred stock, par value $.001;
      2,000,000 shares authorized; no shares issued and outstanding                        -                -
   Additional paid-in capital                                                     21,702,000       21,649,000
    Treasury stock (1,962,000 shares)                                             (1,195,000)      (1,195,000)
   Accumulated deficit                                                            (5,813,000)      (5,528,000)
                                                                                 ----------------------------
Total stockholders' equity                                                        14,772,000       15,004,000
                                                                                 ----------------------------
Total liabilities and stockholders' equity                                       $22,740,000      $23,455,000
                                                                                 ============================

See accompanying notes to consolidated financial statements.



                                         ARC Wireless Solutions, Inc.
                                   Consolidated Statements of Operations

                                                                        Year Ended December 31,
                                                              2003              2002             2001
                                                         -----------------------------------------------

Sales, net                                                $30,596,000       $32,575,000      $30,940,000
Cost of sales                                              25,612,000        26,493,000       24,886,000
                                                         -----------------------------------------------
      Gross profit                                          4,984,000         6,082,000        6,054,000

Operating expenses:
   Selling, general and administrative expenses             5,457,000         5,821,000        6,388,000
   Impairment write down                                            -                 -        1,257,000
   Amortization of intangibles                                      -                 -        1,020,000
                                                         -----------------------------------------------
Total operating expenses                                    5,457,000         5,821,000        8,665,000
                                                         -----------------------------------------------
      Income (Loss) from operations                          (473,000)          261,000       (2,611,000)

Other income (expense):
   Interest expense                                          (190,000)         (207,000)        (241,000)
   Other income                                               444,000           303,000          169,000
                                                         -----------------------------------------------
      Total other income (expense)                            254,000            96,000          (72,000)
                                                         -----------------------------------------------

Income (Loss) before income taxes                            (219,000)          357,000       (2,683,000)
Less provision for income taxes                                66,000            50,000          118,000
                                                         -----------------------------------------------
Net income (loss)                                        $   (285,000)      $   307,000      $(2,801,000)
                                                         -----------------------------------------------

Basic and diluted income (loss) per share                    $(.002)              $.002          $ (.019)
                                                         -----------------------------------------------


See accompanying notes to consolidated financials statements.



                                                    ARC Wireless Solutions, Inc.
                                    Consolidated Statements of Changes in Stockholders' Equity
                                                  (Shares and amounts in thousands)


                                                 Common Stock         Common      Additional       Treasury
                                            -----------------------   Stock        Paid in            Stock             Accumulated
                                              Shares     Amount      Reserved      Capital      Shares     Amount         Deficit
                                            ---------------------------------------------------------------------------------------
Balances, January 1, 2001                      142,891      $ 71        $1,500       $18,918                  $   -        $ (3,034)

Common stock issued in a private                 5,000         3             -           975                      -                -
placement transaction,  net of expenses
of $22
Common stock issued in connection  with          1,959         1        (1,500)        1,499                      -                -
   Starworks acquisition (1,959 shares)
Common stock returned in connection                  -         -             -             -      (1,459)      (1,117)             -
   with settlement of Starworks
   litigation
Common stock issued upon exercise of               100         -             -             6                      -                -
   options
Common stock issued for directors' fees              -         -             -             4                      -                -
Common stock issued in exchange for              4,354         2             -            (2)                     -                -
   warrants
Issuance of common stock options                     -         -             -           122                      -                -
Net loss                                             -         -             -             -                      -          (2,801)
                                            ---------------------------------------------------------------------------------------
Balances, December 31, 2001                    154,304      $ 77             -       $21,522      (1,459)    $ (1,117)     $ (5,835)

Common stock issued in a private                   755         1                         107
placement transaction, net of expenses
of $17
Common stock acquired in connection                                                                 (500)         (75)
   with settlement of Starworks
   litigation (500 shares)
Common stock issued for consulting                 100                                    17
   services
Common stock issued for directors' fees             26                                     3
Common stock odd lot repurchase (2                                                                    (3)         (3)
   shares)
Net income                                                                                                                      307
                                            ---------------------------------------------------------------------------------------
Balances, December 31, 2002                    155,185      $ 78             -       $21,649      (1,962)   $ (1,195)      $ (5,528)

Issuance of common stock to 401(K) Plan            649                                    52
Common stock issued for directors' fees              9                                     1
Net income (loss)                                                                                                              (285)
                                            ---------------------------------------------------------------------------------------
Balances, December 31, 2003                    155,843      $ 78             -       $21,702      (1,962)   $ (1,195)      $ (5,813)
                                            =======================================================================================

See accompanying notes to consolidated financial statements.



                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Cash Flows

                                                                                     Year Ended December 31,
                                                                             2003             2002              2001
                                                                         ---------------------------------------------
Operating activities
Net Income (loss)                                                        $ (285,000)      $  307,000      $ (2,801,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                          286,000          308,000         1,260,000
       Provision for doubtful receivables                                  (730,000)         (13,000)          459,000
     Non-cash expense for issuance of stock and options                      53,000           20,000           126,000
     Impairment write-down                                                        -                -         1,257,000
     Gain on debt settlements                                              (148,000)        (267,000)                -
     Loss on disposition of assets                                                -            9,000                 -
     Changes in operating assets and liabilities:
       Restricted cash                                                            -                -           344,000
       Accounts receivable, trade and vendor                              2,093,000         (241,000)       (2,125,000)
       Inventory                                                           (684,000)         541,000          (619,000)
       Other current assets                                                  14,000          (14,000)          266,000
       Accounts payable and accrued expenses                               (848,000)        (795,000)         (634,000)
       Other                                                                 10,000           (4,000)           74,000
                                                                         ---------------------------------------------
Net cash used in operating activities                                      (239,000)        (149,000)       (2,393,000)

Investing activities
Patent acquisition costs                                                    (15,000)         (41,000)          (25,000)
Acquisition of certain commercial assets                                          -                -          (826,000)
Purchase of property and equipment                                         (158,000)         (79,000)         (193,000)
                                                                         ---------------------------------------------
Net cash used in investing activities                                      (173,000)        (120,000)       (1,044,000)

Financing activities
Repayment of notes payable - others and capital lease obligations           (21,000)         (13,000)          (15,000)
Purchase of treasury stock                                                        -          (78,000)                -
Proceeds from private placement, including warrant exercises, net                 -          108,000           978,000
Proceeds from exercise of options, net                                            -                -             6,000
Net borrowings under line of credit agreements                              395,000          172,000         1,735,000
                                                                         ---------------------------------------------
Net cash provided by financing activities                                   374,000          189,000         2,704,000
                                                                         ---------------------------------------------

Net decrease in cash                                                        (38,000)         (80,000)         (733,000)
Cash, beginning of period                                                   265,000          345,000         1,078,000
                                                                         ---------------------------------------------
Cash, end of period                                                      $  227,000      $   265,000      $    345,000
                                                                         =============================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                   $190,000      $   190,000      $    241,000
   Cash paid for taxes                                                       79,000           50,000            55,000
Supplemental schedule of non-cash investing and financing activities:
  Purchase of assets under capital lease financing                         $139,000                -      $     36,000

See accompanying notes to consolidated financial statements



                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses, under the name of Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, the Company completed its initial public offering.

In 1989, the Company merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988. Pursuant to the merger, all the issued and outstanding stock of Antennas America, Inc. was converted into 41,952,000 shares, and the Company name was changed to Antennas America, Inc. At the annual shareholders meeting held on October 11, 2000, the shareholders voted to change the Company's name to ARC Wireless Solutions, Inc. from Antennas America, Inc. The Wireless Communications Solutions Division designs, develops, markets and sells a diversified line of antennas and related wireless communication systems, including base station panel antennas, conformal and phased array antennas, distributed primarily through third party OEMs and distributors located in the United States.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Kit"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  Organization and Summary of Significant Accounting Policies, continued

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of $5.8 million since inception in 1989. In 2002 the Company was able to increase sales, increase gross margin and decrease SG&A expenses as a percentage of revenues and generate net income but in 2003 the Company had a slight decrease in sales, gross margin and SG&A costs and generated a loss of $285,000. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and available borrowings on existing bank lines of credit, together with additional equity infusions that management believes would be available, will be sufficient to allow the Company to maintain its operations through December 31, 2004.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1. Organization and Summary of Significant Accounting Policies, continued

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                            2003             2002
                                        ----------------------------
         Raw materials                  $  963,000        $  984,000
         Work in progress                  127,000           100,000
         Finished goods                  5,489,000         4,695,000
                                        ----------------------------
                                         6,579,000         5,779,000
         Inventory reserve                (498,000)         (382,000)
                                        -----------------------------
         Net inventory                  $6,081,000        $5,397,000
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

                                                    2003            2002
                                                ----------------------------
         Machinery and equipment                $1,031,000       $   860,000
         Computer equipment and software           420,000           366,000
         Furniture and fixtures                    215,000           177,000
         Leasehold improvements                    112,000            81,000
                                                ----------------------------
                                                 1,778,000         1,484,000
         Accumulated depreciation               (1,247,000)         (979,000)
                                                ----------------------------
                                                $  531,000       $   505,000
                                                ============================

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $271,000, $294,000 and $234,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $15,000, $14,000 and $11,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

                                                      2003            2002
                                                      ----            ----

              Patents                           $   216,000        $  200,000
              Assembled workforce                   125,000           125,000
              Distribution network                  150,000           150,000
              Goodwill                           11,889,000        11,889,000
                                                -----------------------------
                                                 12,380,000        12,364,000
              Accumulated amortization           (1,446,000)       (1,430,000)
                                                -----------------------------
              Intangible assets, net            $10,934,000       $10,934,000
                                                =============================

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Pursuant to SFAS No. 142, Goodwill and other indefinite lived intangible assets are no longer amortized, but must be tested for impairment at least annually. The Company has performed both the transitional impairment test and annual impairment test required by SFAS No. 142, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in the Company's wireless business, market capitalization, operating results or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off.

The following reconciles the reported net income (loss) and earnings (loss) per share to that which would have resulted had SFAS No.142 been applied to the year ended December 31, 2001.

                                                                Year Ended
                                                            December 31, 2001
                                                            -----------------

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
                                                               ============

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1. Organization and Summary of Significant Accounting Policies, continued

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

Revenue Recognition

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

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of cost of sales.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $289,000, $229,000 and $235,000 respectively, for the years ended December 31, 2003, 2002 and 2001.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $105,000, $86,000 and $48,000 in 2003, 2002 and 2001, respectively.

Product Warranty

The Company's vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. The Company does warranty products it manufactures and records a provision for estimated warranty costs at the time of the sale and periodically adjusts the provision to reflect actual experience. Warranty expense was not material to the Company's consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001.

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition or results of operations.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  Organization and Summary of Significant Accounting Policies, continued

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," ("SFAS 148") encourages, but does not require, companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. As allowed by SFAS 123 and SFAS 148, the Company has elected to continue to report stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, no compensation expense has been recognized for options granted.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share had compensation expense for the Company's plans been determined using the fair value-based method:

                                                                            Year Ended December 31,
                                                         ----------------------------------------------------------
                                                              2003                   2002                   2001
                                                         ----------------------------------------------------------
Net income (loss) as reported                            $    (285,000)         $     307,000          $  (2,801,000)
Add:stock based  compensation
included in reported net income (loss)                            --                     --                     --
Deduct:  Stock-based compensation cost
under SFAS 123                                                 (81,000)              (177,000)              (466,000)
                                                         -----------------------------------------------------------
Pro forma net income (loss)                              $    (366,000)         $     130,000          $  (3,267,000)
                                                         ===========================================================

Pro forma shares used in the  calculation  of pro
forma net income  (loss) per common  share- basic
and diluted                                                153,400,000            153,500,000            148,600,000
Reported  net income  (loss)  per common  share -
basic and diluted                                        $       (.002)         $        .002          $       (.019)
Pro forma net income  (loss)  per common  share -
basic and diluted                                        $       (.002)         $        .001          $       (.022)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

     -------------------------------------------------------------------------
                                                 Year Ended December 31,
     -------------------------------------------------------------------------
                                                2003         2002         2001
     -------------------------------------------------------------------------
     Volatility                                    -           1.5        1.5
     -------------------------------------------------------------------------
     Expected life of options (in years)           -             2          2
     -------------------------------------------------------------------------
     Dividend Yield                               -%         0.00%      0.00%
     -------------------------------------------------------------------------
     Risk free interest rate                      -%         4.50%     5.20 %
     -------------------------------------------------------------------------

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  Organization and Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2003 and 2001 the Company incurred a net loss and stock options and stock warrants, totaling 5,013,000 and 6,598,000, respectively were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for 2003 and 2001.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                                  Year Ended December 31,
                                                          2003             2002              2001
                                                          ----             ----              ----
Numerator: Net Income (Loss)                           $   (285,000)     $    307,000      $ (2,801,000)
                                                       ================================================
Denominator:
Denominator forbasic earnings per share - weighted
average shares                                           153,400,000      153,100,000       148,568,000
Effectof dilutive securities
  Employee stock options                                           -          400,000                 -
  Common stock warrants                                            -                -                 -
                                                       ------------------------------------------------
Denominator for diluted earnings per share -
adjusted weighted average shares andassumed
conversion                                               153,400,000      153,500,000       148,568,000
                                                        ===============================================

Basic earnings per share                                       $(.002)          $.002            $(.019)
                                                       ================================================

Diluted earnings per share                                     $(.002)          $.002             $(.019)
                                                       =================================================

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003, and is effective beginning with the September 30, 2003, quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") for certain decisions made as part of the Derivatives Implementation Group process. SFAS 149 also amends SFAS 133 to incorporate clarifications of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of SFAS 149 will have a significant impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is effective for all affected financial instruments beginning with the September 30, 2003, quarterly financial statements. The adoption of this statement did not have any impact on the Company's financial position or results of operations.

2. Revolving Bank Loan Agreements and Notes Payable

In conjunction with the acquisition of Winncom Technologies, Inc. on May 24, 2000, the Company assumed a $1,500,000 revolving line of credit from a bank bearing an interest rate of prime plus 0.5% (4.50% at December 31, 2003 and 4.75% at December 31, 2002). The line is collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. On November 27, 2000, the line was increased to $3,000,000.

In connection with the acquisition of certain assets of Ball Aerospace and Technology Corp. (BATC) in August 2001, Winncom established a new line of credit in the amount of $1 million bearing an interest rate of prime plus 0.5%. This line was collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom.

On October 29, 2002, the $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,718,000 was outstanding at December 31, 2002. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003 Winncom executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75%. The term loan shall come due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of December 31, 2003, Winncom was in compliance with these covenants.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

2. Revolving Bank Loan Agreements and Notes Payable, continued

ARC Wireless Solutions, Inc ("ARC ") entered into a new financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), (the "WFBC Facility") on December 9, 2003. The new financing agreement is for a term on one year and is renewable for additional one-year terms. The WFBC Facility provides for the sale of accounts receivable by ARC to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility are collateralized by substantially all of the assets of ARC. As of December 31, 2003, advances of approximately $242,000 were outstanding. Advances under the WFBC Facility are made only at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfy all necessary conditions and restrictions. WFBC is under no obligation to purchase accounts receivable from ARC or advance any funds or credit to ARC under the WFBC Facility.

Revolving bank lines of credit and other bank debt at December 31, 2003 and 2002 consist of:

                                                 2003           2002
                                             ---------------------------
    Bank line of credit - Winncom            $3,399,000    $   3,718,000
    Bank term loan - Winncom                    472,000                -
    Bank Facility - ARC                         242,000                -
                                             ---------------------------
                                              4,113,000        3,718,000
    Less current portion                       (409,000)      (3,718,000)
                                             ---------------------------
    Long-term portion                        $3,704,000    $           -
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

Each Unit Investor electing Alternative A also was required to enter into a restricted sales agreement that includes the following restrictions with respect to the sale of all shares of Common Stock owned by the Unit Investor, except for any shares purchased subsequent to March 31, 2001:

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

3. Stockholders' Equity, continued

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

3. Stockholders' Equity, continued

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

3. Stockholders' Equity, continued

The following table summarizes the option activity for 2003, 2002 and 2001:

                                                       Number of         Weighted Average
                                                        Shares          Exercise Price ($)
                                                      ====================================

2001 Activity:
Outstanding at beginning of year                       12,570,000                   0.921
Granted                                                 2,185,000                   0.283
Exercised                                                (100,000)                  0.060
Forfeited or expired                                  (10,204,000)                  0.975
                                                      -----------------------------------
Outstanding at end of year                              4,451,000                   0.504
                                                      ===================================
Exercisable at end of year                              3,546,000                   0.478
                                                      ===================================
2002 Activity:
Outstanding at beginning of year                        4,451,000                   0.504
Granted                                                 1,625,000                   0.164
Exercised                                                    --
Forfeited or expired                                   (2,016,000)                  0.765
                                                      -----------------------------------
Outstanding at end of year                              4,060,000                   0.212
                                                      ===================================
Exercisable at end of year                              2,960,000                   0.225
                                                      ===================================

2003 Activity:
Outstanding at beginning of year                        4,060,000                   0.504
Granted                                                      --
Exercised                                                    --
Forfeited or expired                                     (985,000)                  0.23
                                                      ==================================
Outstanding at end of year                              3,075,000                   0.21
                                                      ==================================
Exercisable at end of year                              3,075,000                   0.21
                                                      ==================================

At December 31, 2003, there are 1,775,000 options exercisable from $0.06 to $0.18 and 1,300,000 exercisable from $.24 to $.33. These options expire between 2004 and 2007. The weighted average grant date fair values of the options granted during 2002 and 2001 were $0.164 and $.283, respectively.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2003, 2002 and 2001 were 1.33, 1.90 years and 2.02 years, respectively.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4. Acquisition

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

In January 2001 in the Federal District Court in the Northern District of Georgia, the Company commenced litigation against Mr. and Mrs. McConnell and other parties claiming either for the transaction to be reversed or for the McConnells to pay damages for their alleged misrepresentations regarding the sale of Starworks to the Company. The McConnells also filed suit against the Company claiming damages from the Company for alleged misrepresentations by the Company. In December 2001, a settlement agreement was reached between the Company and the McConnells whereby 1,459,000 shares of the Company's common stock paid to the McConnells as part of the consideration was returned to the Company and the Company received an option to purchase the remaining 500,000 shares of common stock at $.15 per share. The Company exercised its option in January 2002 and purchased the remaining shares for $75,000. As a result of the 1,459,000 shares being returned to the Company, goodwill has been reduced by approximately $1.1 million.

During the fourth quarter of 2001, the Company determined that the goodwill associated with the Starworks acquisition was impaired because of the uncertainty of the current financial and operating condition of Starworks and the possibility that Starworks may be unable to generate future operating income in its legacy business without the transformation of Starworks into a conventional cable business. The total impairment charge was $1,257,000.

This acquisition has been accounted for as a purchase; accordingly, the consolidated financial statements include the operations of the acquired business from the date of acquisition.

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

                         ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

5. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally accelerated depreciation for income tax purposes. Such amounts have not been significant. Income tax expense for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                    2003              2002
                                                 ---------------------------
      Current                                    $  66,000        $   50,000
      Deferred                                           -                 -
                                                 ---------------------------
      Total                                      $  66,000        $   50,000
                                                 ===========================

The Company has not recorded a liability for federal income taxes payable currently, or for deferred taxes to future periods due to the existence of substantial net operating loss carry-forward amounts available to offset taxable income. The components of the deferred taxes asset as of December 31 are as follows:

                                                    2003             2002
                                                ----------------------------
      Deferred tax assets:
          Net operating loss carry-forwards     $  610,000       $   353,000
          Inventory reserve                        184,000           142,000
          Accrued expenses                          31,000             8,000
          Bad debt reserves                         95,000           366,000
                                                ----------------------------
                                                   920,000           869,000
      Deferred tax liabilities:
          Prepaids                                       -           (38,000)
          Other assets                             (12,000)                -
                                                ----------------------------
          Property and equipment                   (13,000)          (41,000)
                                                ----------------------------
                                                   (25,000)          (79,000)

      Deferred tax assets                          895,000           790,000
      Valuation allowance                         (895,000)         (790,000)
                                                ----------------------------
      Net deferred tax assets                   $        -         $       -
                                                ============================

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 34% to the provision for income taxes is as follows at December 31:

                                                              2003                 2002               2001
                                                             ------------------------------------------------
      Tax (benefit) expense computed at statutory rate       $   (97,000)      $   121,000        $  (912,000)
      State income tax                                            66,000            50,000            118,000
      Valuation allowance                                        105,000          (107,000)           (38,000)
      Effect of permanent differences                             (8,000)          (14,000)           950,000
      Other                                                                              -                  -
                                                             ------------------------------------------------
      Provision for income taxes                             $    66,000       $    50,000        $   118,000
                                                             ================================================

                         ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

5. Income Taxes, continued

As of December 31, 2003, 2002 and 2001, an evaluation of the reserve determined that it was more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded. The valuation allowance for 2003 increased by $105,000 and in 2002 and 2001 decreased $188,000 and $80,000, respectively.

The Company has a net operating loss carry-forward of approximately $1,644,000 , which will begin to expire from 2004 to 2017. The net operating loss carry-forwards may be subject to further limitation pursuant to IRS section 382 and may expire unused.

6. Sales to Major Customers

The Company had no sales in excess of 10% of its net sales to any unrelated parties for the years ended December 31, 2003, 2002 and 2001.

7. Significant Suppliers

During 2003, the Company purchased approximately 65% of its product from two vendors, in 2002 the Company purchased approximately 56% of its product from five vendors and during 2001 the Company purchased approximately 66% of its product from four vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

8.  Leasing Activities

The Company leases its facilities under operating leases through 2010. Minimum future rentals payable under the leases are as follows:

                    2004                              $   302,000
                    2005                                  319,000
                    2006                                  233,000
                    2007                                  246,000
                    2008                                  259,000
                    2009                                  271,000
                    2010                                  163,000
                                                      -----------
                                                      $ 1,793,000
                                                      ===========

Rent expense was $406,000, $481,000 and $459,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                         ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

8.  Leasing Activities, continued

Property, plant and equipment included the following amounts for leases that have been capitalized at December 31, 2003 and December 31, 2002.

                                                December 31,       December 31,
                                                   2003               2002
                                                   ----               ----

        Machinery and Equipment                  $ 161,000           $ 42,000
        Computers and Software                      31,000             42,000
        Furniture and Fixtures                      13,000             20,000
                                                 ---------- ------------------
                                                   205,000            104,000
        Less accumulated amortization              (55,000)           (64,000)
                                                 ----------------------------
                                                 $ 150,000           $ 40,000
                                                 ============================

The Company recorded amortization expense of $20,000, $15,000 and $12,000, respectively, on assets recorded under capitalized leases for 2003, 2002 and 2001.

Future minimum lease payments under capital leases are as follows at December 31, 2003:

            2004                                      $ 62,000
            2005                                        57,000
            2006                                        45,000
            2007                                        16,000
                                                      --------
            Total minimum lease payments               180,000
            Amount representing interest               (43,000)
                                                      --------
            Present value of lease payments           $137,000
                                                      ========

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

10. Commitments

We entered into a new employment agreement with our CEO, effective as of January 2, 2002, which terminates on January 2, 2004. Mr. Marx is to receive an annual base salary of $195,000 per year during the term of the agreement and is eligible to receive annual bonus's ranging from $50,000 to $100,000 if the Company achieves certain predetermined revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") goals. Mr. Marx did not earn a bonus for 2003 and earned a bonus of $70,000 for 2002 and no bonus was earned for 2001.

                         ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

10. Commitments, continued

We entered into a new employment agreement with our President, effective as of June 1, 2002 with a term of two and one-half years. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $300,000 per year. Mr. Raskin is eligible to receive bonuses for each of the years ending December 31, 2002, 2003 and 2004 of between $50,000 and $300,000 depending upon Winncom achieving certain predetermined revenues and EBIDTA goals for those periods. Mr. Raskin earned a bonus of $25,000 for 2003, $50,000 for 2002 and none for 2001.

We entered into a written employment agreement with our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111,000, adjusted to $125,000 on July 1, 2002. Mr. Lamirato also is eligible to earn annual bonuses of $20,000 or 3% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), whichever is greater, over the term of the agreement. Mr. Lamirato earned a bonus of $20,000 for 2003 and $27,000 for 2002 and no bonus was earned for 2001. Mr. Lamirato also received options to purchase 350,000 shares of our common stock at prices ranging from $.14 to $0.33 per share exercisable from June 22, 2001 through June 30, 2004.

The Company entered into a written employment agreement with our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $16,000 for 2003 and $19,000 for 2002 and no bonus was earned for 2001.

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

Financial information regarding the Company's three operating segments for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                       Distribution     Manufacturing        Cable         Corporate        Total
                                      ------------------------------------------------------------------------------
Net Sales                         2003   $ 24,978,000   $  5,904,000    $     21,000    $   (307,000)   $ 30,596,000
                                  2002   $ 25,079,000   $  7,285,000    $    420,000    $   (209,000)   $ 32,575,000
                                  2001   $ 25,922,000   $  3,917,000    $  1,210,000    $   (109,000)   $ 30,940,000

Net Income (Loss)                 2003        488,000        (45,000)         84,000        (812,000)       (285,000)
                                  2002        195,000        546,000         (43,000)       (391,000)        307,000
                                  2001        386,000        369,000      (1,904,000)     (1,652,000)     (2,801,000)

Income (Loss) before Income       2003        554,000        (45,000)         84,000        (812,000)       (219,000)
Taxes                             2002        245,000        546,000         (43,000)       (391,000)        357,000
                                  2001        504,000        369,000      (1,904,000)     (1,652,000)     (2,683,000)





                         ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


                                        Distribution     Manufacturing        Cable        Corporate        Total
                                       -----------------------------------------------------------------------------

Identifiable Assets               2003     20,698,000      3,472,000         260,000      (1,690,000)     22,740,000
                                  2002     20,996,000      3,954,000         222,000      (1,717,000)     23,455,000
                                  2001     20,675,000      4,724,000         531,000      (1,929,000)     24,001,000

Capital Expenditures              2003         13,000        145,000            --              --           158,000
                                  2002          9,000         70,000            --              --            79,000
                                  2001         71,000        350,000          1,000             --           422,000

Depreciation and                  2003         41,000        243,000          2,000             --           286,000
Amortization                      2002         39,000        260,000          9,000             --           308,000
                                  2001        877,000        201,000        182,000             --         1,260,000

Interest Expense                  2003        177,000         13,000            --              --           190,000
                                  2002        201,000          6,000            --              --           207,000
                                  2001        192,000         29,000         14,000           6,000          241,000

Corporate represents the operations of the parent Company, including segment eliminations.