Form 10-Q
period 2004-03-31
ARC WIRELESS SOLUTIONS INC
filed 2004-05-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2004.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____  No X

As of May 1, 2004, the Registrant had 153,886,278 shares outstanding of its $.0005 par value common stock.

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                                 March 31, 2004

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2004 (unaudited)
             and December 31, 2003.............................................3

         Consolidated Statements of Operations for the Three Months
             Ended March 31, 2004 and 2003 (unaudited).........................4

         Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2004 and 2003 (unaudited).........................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

Item 4.  Controls and Procedures..............................................15


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15


Signatures....................................................................16

Exhibit 31.1..................................................................17

Exhibit 32.1..................................................................19

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          ARC Wireless Solutions, Inc.
                           Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      2004              2003
Assets                                             (unaudited)            *
Current assets:
   Cash and equivalents                            $    398,000    $    227,000
   Accounts receivable - trade, net                   4,306,000       4,543,000
   Accounts receivable - vendors, net                   238,000         248,000
   Inventory, net                                     6,472,000       6,081,000
   Other current assets                                 229,000         117,000
                                                   ------------    ------------
Total current assets                                 11,643,000      11,216,000
                                                   ------------    ------------

Property and equipment, net                             578,000         531,000
                                                   ------------    ------------

Other assets:
   Intangible assets including goodwill, net         10,934,000      10,934,000
   Deposits                                              63,000          59,000
                                                   ------------    ------------
Total assets                                       $ 23,218,000    $ 22,740,000
                                                   ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                $  3,568,000    $  3,300,000
   Bank debt - current                                  645,000         409,000
   Accrued expenses                                     405,000         418,000
   Current portion of capital lease obligations          55,000          40,000
                                                   ------------    ------------
Total current liabilities                             4,673,000       4,167,000

Capital lease obligations, less current portion         122,000          97,000
Bank debt, less current portion                       3,569,000       3,704,000
                                                   ------------    ------------
Total liabilities                                     8,364,000       7,968,000
                                                   ------------    ------------

Commitments
Stockholders' equity:
   Common stock                                          78,000          78,000
   Preferred stock                                         --              --
   Additional paid-in capital                        21,703,000      21,702,000
   Treasury stock                                    (1,195,000)     (1,195,000)
   Accumulated deficit                               (5,732,000)     (5,813,000)
                                                   ------------    ------------
Total stockholders' equity                           14,854,000      14,772,000
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 23,218,000    $ 22,740,000
                                                   ============    ============

* These numbers were derived from the audited financial statements for the year ended December 31, 2003.

See accompanying notes.

                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Operations


                                                    Three months ended March 31,
                                                         2004           2003
                                                     -----------    -----------
                                                             (unaudited)

Sales, net                                           $ 7,233,000    $ 6,115,000
Cost of sales                                          5,876,000      5,018,000
                                                     -----------    -----------
      Gross profit                                     1,357,000      1,097,000
                                                     -----------    -----------

Operating expenses:
   Selling, general and administrative expenses        1,283,000      1,435,000
                                                     -----------    -----------
Total operating expenses                               1,283,000      1,435,000
                                                     -----------    -----------
      Income (loss) from operations                       74,000       (338,000)

Other income (expense):
   Interest expense, net                                 (67,000)       (45,000)
   Other income                                           82,000          9,000
                                                     -----------    -----------
      Total other income (expense)                        15,000        (36,000)
                                                     -----------    -----------
Income (loss) before income taxes                         89,000       (374,000)

Provision for income taxes                                (8,000)       (15,000)
                                                     -----------    -----------
Net Income (loss)                                    $    81,000    $  (389,000)
                                                     ===========    ===========

                                                     ===========    ===========
Net income (loss) per share - basic                  $      .001    $     (.002)
                                                     ===========    ===========
Net income (loss) per share - diluted                $      .001           --
                                                     ===========    ===========

See accompanying notes.


                                  ARC Wireless Solutions, Inc.
                              Consolidated Statements of Cash Flows


                                                                    Three months ended March 31,
                                                                        2004            2003
                                                                     -----------    -----------
                                                                            (unaudited)
Operating activities
Net income (loss)                                                    $    81,000    $  (389,000)
Adjustments to reconcile net income (loss) to net cash provided by
   Operating activities:
     Depreciation and amortization                                        57,000         73,000
     Provision for doubtful accounts                                      30,000       (158,000)
     Non-cash expense for issuance of stock and options                    1,000           --
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                             218,000      1,220,000
       Inventory                                                        (391,000)      (768,000)
       Prepaids and other current assets                                (112,000)        31,000
       Other assets                                                       (5,000)        (3,000)
       Accounts payable and accrued expenses                             255,000        248,000
                                                                     -----------    -----------
Net cash provided by operating activities                                134,000        254,000
                                                                     -----------    -----------

Investing activities
Patent acquisition costs                                                  (4,000)        (7,000)
Purchase of plant and equipment                                          (48,000)       (23,000)
                                                                     -----------    -----------
Net cash used in investing activities                                    (52,000)       (30,000)
                                                                     -----------    -----------

Financing activities
Repayment of line of credit and capital lease obligations                (12,000)      (104,000)
Net borrowings under lines of credit and other debt                      101,000           --
                                                                     -----------    -----------
Net cash provided by (used in) financing activities                       89,000       (104,000)
                                                                     -----------    -----------

Net increase (decrease) in cash                                          171,000        120,000
Cash, beginning of period                                                227,000        265,000
                                                                     -----------    -----------
Cash, end of period                                                  $   398,000    $   385,000
                                                                     ===========    ===========

Supplemental cash flow information:
  Cash paid for interest                                             $    95,000    $    73,000
  Equipment acquired under capital lease                             $    52,000           --


See accompanying notes.

                                                5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2004

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company operates in three business segments which are identified as distribution, manufacturing and cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future period.

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

Stock Based Compensation

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards
(SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income
(loss) and per share amounts for the three months ended March 31, 2004 and 2003, respectively, would have been adjusted to the pro forma amounts indicated below:

                                                                             March 31,
                                                                       2004             2003
                                                                  -------------    -------------
Net income (loss) as reported                                     $      81,000    $    (389,000)
Add: stock based compensation included in reported net
income (loss)                                                              --               --
Deduct: Stock-based compensation cost under SFAS 123                     (4,000)         (22,000)
                                                                  -------------    -------------
Pro forma net income (loss)                                       $      77,000    $    (411,000)
                                                                  =============    =============

Pro forma basic and diluted net income (loss) per share:
Pro forma shares used in the calculation of pro forma net
income (loss) per common share - basic                              153,883,000      153,223,000
Proforma shares used in the calculation of Proforma net income
(loss) per common share - diluted                                   154,133,000      153,223,000
Reported net income (loss) per common share - basic and diluted   $        .001    $       (.002)
Pro forma net income (loss) per common share - basic and
diluted                                                           $        .001    $       (.002)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

                                        Three Months Ended    Three Months Ended
                                          March 31, 2004        March 31, 2003
                                          --------------        --------------
    Volatility                                   .87                  N/A
    Expected life of options (in years)            2                  N/A
    Dividend Yield                             0.00%                  N/A
    Risk free interest rate                    2.50%                  N/A

Note 3. Earnings Per Share

SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the entity. For the quarter ended March 31, 2003, the Company incurred a net loss and stock options and stock warrants totaling 500,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the quarter ended March 31, 2003.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                          Three Months Ended  Three Months Ended
                                            March 31, 2004      March 31, 2003
                                            --------------      --------------

Numerator: Net Income (Loss)                 $      81,000       $    (389,000)
                                             =============       =============

Denominator:
Denominator for basic earnings per share -
weighted average shares                        153,883,000         153,223,000
Effect of dilutive securities
  Employee stock options                           250,000                --
  Common stock warrants                               --
                                             -------------       -------------
Denominator for diluted earnings per share
- adjusted weighted average shares and
assumed conversion                             154,133,000         153,223,000
                                             =============       =============

Basic earnings (loss) per share              $        .001       $       (.002)
                                             =============       =============

Diluted earnings (loss) per share            $        .001       $       (.002)
                                             =============       =============

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                     March 31,     December 31,
                                        2004           2003
                                    -----------    -----------
                Raw materials       $   899,000    $   963,000
                Work in progress        126,000        127,000
                Finished goods        5,940,000      5,489,000
                                    -----------    -----------
                                      6,965,000      6,579,000
                Inventory reserve      (493,000)      (498,000)
                                    -----------    -----------
                Net inventory       $ 6,472,000    $ 6,081,000
                                    ===========    ===========

Note 5. Revolving Bank Loan Agreements and Notes Payable

On October 29, 2002, Winncom's $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,718,000 was outstanding. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003 Winncom, executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75%. The term loan shall come due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of March 31, 2004 Winncom was in compliance with these covenants.

We entered into a new financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), (the "WFBC Facility") on December 9, 2003. The new financing agreement is for a term of one year and is renewable for additional one-year terms. The WFBC Facility provides for the sale of accounts receivable by ARC to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility are collateralized by substantially all of the assets of ARC. Advances under the WFBC Facility are made only at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfy all necessary conditions and restrictions. WFBC is under no obligation to purchase accounts receivable from ARC or advance any funds or credit to ARC under the WFBC Facility.

Revolving bank lines of credit and other bank debt at March 31, 2004 and December 31, 2003 consist of:

                                           March 31,     December 31,
                                              2004           2003
                                          -----------    -----------
          Bank line of credit - Winncom   $ 3,318,000    $ 3,399,000
          Bank term loan - Winncom            417,000        472,000
          Bank Facility - ARC                 479,000        242,000
                                          -----------    -----------
                                            4,214,000      4,113,000
          Less current portion               (645,000)      (409,000)
                                          -----------    -----------
          Long-term portion               $ 3,569,000    $ 3,704,000
                                          ===========    ===========

Note 6. Equity Transactions

For the quarter ended March 31, 2003, the Company recorded the issuance of 6,250 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $500.

For the quarter ended March 31, 2004, the Company recorded the issuance of 4,790 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $750.

Note 7. Recent Accounting Pronouncements

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

Financial information regarding the Company's three operating segments for the quarters ended March 31, 2004 and 2003 are as follows:

                               Distribution        Manufacturing           Cable             Corporate             Total
                               ------------        ------------        ------------        ------------        ------------
Net Sales              2004    $  5,626,000        $  1,606,000        $     77,000        $    (76,000)       $  7,233,000
                       2003    $  5,006,000        $  1,183,000        $      2,000        $    (76,000)       $  6,115,000

Net Earnings (Loss)    2004    $     93,000        $    171,000        $    (13,000)       $   (170,000)       $     81,000
                       2003    $     54,000        $   (181,000)       $      1,000        $   (263,000)       $   (389,000)

Earnings (Loss)        2004    $    101,000        $    171,000        $    (13,000)       $   (170,000)       $     89,000
before Income Taxes    2003    $     69,000        $   (181,000)       $      1,000        $   (263,000)       $   (374,000)

Identifiable Assets    2004    $ 20,979,000        $  3,678,000        $    284,000        $ (1,723,000)       $ 23,218,000
                       2003    $ 21,243,000        $  3,446,000        $    216,000        $ (1,695,000)       $ 23,210,000

Corporate represents the operations of the parent Company, including segment eliminations.

                                       10

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales were $7.2 million and $6.1 million for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in revenues comparing the three months ended March 31, 2004 to the three months ended March 31, 2003 is attributable to an increase in revenues from the Wireless Communications Solutions Division from $1.1 million for the quarter ended March 31, 2003 to $1.5 million for the quarter ended March 31, 2004, an increase in Starworks' revenues from $2,000 for the quarter ended March 31, 2003 to $77,000 for the quarter ended March 31, 2004; and an increase in Winncom's revenues from $5 million for the quarter ended March 31, 2003 to $5.6 million for the quarter ended March 31, 2004.

Gross profit margins were 18.8% and 17.9% for the three-months ended March 31, 2004 and March 31, 2003, respectively. The increase in gross margin for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 is primarily the result of the larger percentage in revenues from the Wireless Communications Solutions Division, whose products have a higher margin than the products of Winncom or Starworks. For the quarter ended March 31, 2004, the Wireless Communications Products Division sales accounted for 21.2% of revenues compared to the quarter ended March 31, 2003 where the Wireless Communications Products Division sales accounted for 19.3% of revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended March 31, 2003, the Wireless Communications Solutions Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the quarter ended March 31, 2004, and this benefit also has a positive impact on gross margins. The Company does not anticipate that this benefit will continue in any significant amount in the future.

Selling, general and administrative expenses (SG&A) decreased by $152,000 for the three months ended March 31, 2004 compared to March 31, 2003. The decrease in SG&A from 2003 to 2004 is primarily attributable to; a reduction in employer matching contribution $52,000; legal fees, $33,000; bad debt expense $57,000; and other costs $10,000. In addition to decreasing SG&A by $152,000 comparing 2004 to 2003, SG&A as a percent of revenue decreased from 23.5% for the three months ended March 31, 2003 to 17.75% for the three months ended March 31, 2004 primarily because of the 17% increase in sales from 2003 to 2004. Salaries and wages remain the largest component of SG&A constituting 49% and 47% of the total for the quarters ended March 31, 2004 and 2003, respectively.

Net interest expense was $67,000 for the three months ended March 31, 2004 compared to $45,000 for the three months ended March 31, 2003. The average balance outstanding on the line of credit and term loan was $3.7 million for the quarter ended March 31, 2004 and $3.6 million for the quarter ended March 31, 2003, and the interest rate was 4.75% for the quarter ended March 31, 2004 and 2003. The primary reason for the increase in interest expense is the fact that the Company was factoring accounts receivable of its Wireless Communications Solutions Division during the first quarter of 2004 and no factoring was occurring in the first quarter of 2003. The interest expense from factoring was $23,000 for the quarter ended March 31, 2004 and $0 for the quarter ended March 31, 2003.

The Company had net income of $81,000 for the quarter ended March 31, 2004 as compared to a net loss of $389,000 for the three months ended March 31, 2003. The difference is primarily due to a 17% increase in sales comparing 2004 to 2003, an increase in the gross margin from 17.9% to 18.8%, a $73,000 increase in other income (consisting primarily of cash purchase discounts), and a reduction in SG&A expenses of $152,000 from 2003 to 2004.

Financial Condition

The net cash provided by operating activities was $134,000 for the quarter ended March 31, 2004 and $254,000 for the quarter ended March 31, 2003. The net cash from operations in 2004 was primarily due to net income for the quarter. For the quarter ended March 31, 2004, increases in inventory and other current assets were funded through a reduction in accounts receivable and increases in trade accounts payable. Even though the Company had a loss of $389,000 for the quarter ended March 31, 2003, we were able to fund those losses through accounts receivable collections, with accounts receivable decreasing from $6.2 million at December 31, 2002 to $5.1 million at March 31, 2003. Inventories increased by approximately $800,000 from December 31, 2002 to March 31, 2003 and part of that increase was funded by accounts payable increases, approximately $250,000, and the remainder was funded by accounts receivable collections.

The net cash used in investing activities was $52,000 for the quarter ended March 31, 2004 compared to $30,000 for the quarter ended March 31, 2003, primarily the result of expenditures for patents and equipment.

The net cash provided by financing activities for the quarter ended March 31, 2004 is primarily the result of increases in funding by the Company under its accounts receivable factoring credit facility. We have not had to increase borrowings under other lines of credit facilities. The net cash used in financing activities for the quarter ended March 31, 2003 is due to repayments under lines of credit of $104,000.

The Company's working capital at March 31, 2004 was $6.97 million compared to $7.1 million at December 31, 2003. There was no significant change in working capital from December 31, 2003 to March 31, 2004.

On October 29, 2002, Winncom's $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,718,000 was outstanding. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003, Winncom executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% (4.75% at March 31, 2004 and December 31, 2003) due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75%. The term loan shall come due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of March 31, 2004, Winncom was in compliance with these covenants. ARC is a general corporate guarantor of this loan.

We entered into a new financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), (the "WFBC Facility") on December 9, 2003. The new financing agreement is for a term of one year and is renewable for additional one-year terms. The WFBC Facility provides for the sale of accounts receivable by ARC to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility are collateralized by substantially all of the assets of ARC. Advances under the WFBC Facility are made only at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfy all necessary conditions and restrictions. WFBC is under no obligation to purchase accounts receivable from ARC or advance any funds or credit to ARC under the WFBC Facility.

Management believes that current working capital and available borrowings on existing bank lines of credit, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2004 and into the foreseeable future.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report, including "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation", regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Risk Factors" section and elsewhere in this Quarterly Report. In addition, the words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to ARC Wireless, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the following Risk Factors. See the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for additional risk factors that could cause actual results to differ materially from the Company's expectations.

Risk Factors

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

o Cingular, a joint venture of local phone companies BellSouth Corp. and SBC Communications Inc., has agreed to buy AT&T Wireless Services Inc. for $41 billion in cash to create the largest U.S. wireless company. The merger of these two companies could adversely impact the company's base station business in 2005 but the impact is uncertain at this time and

o the loss of a distribution agreement with a major supplier or the loss of a major supplier, such as Proxim Corporation, could have a material adverse impact on the business of Winncom.

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

          The Company filed a Current Report on Form 8-K dated March 30, 2004, furnishing under Item 12 a press release reporting the Company's results of operations for the year ended December 31, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARC WIRELESS SOLUTIONS, INC.


Date:  May 14, 2004                            By:  /S/ Randall P. Marx
                                               ------------------------
                                               Randall P. Marx
                                               Chief Executive Officer

Date:  May 14, 2004                            By:  /S/ Monty R. Lamirato
                                               --------------------------
                                               Monty R. Lamirato
                                               Chief Financial Officer