Form 10-Q
period 2004-06-30
ARC WIRELESS SOLUTIONS INC
filed 2004-08-13
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10 - Q

                             -----------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004.

                                    000-18122
                                    ---------
                            (Commission File Number)

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

                             10601 West 48th Avenue
                        Wheat Ridge, Colorado, 80033-2163
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 421-4063
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No  [ X ]

As of August 1, 2004, the Registrant had 153,888,100 shares outstanding of its $.0005 par value common stock.

================================================================================

================================================================================

               ARC Wireless Solutions, Inc.

                          Quarterly Report on FORM 10-Q

                       For The Period Ended June 30, 2004

                                Table of Contents

                                                                       Page No.
                                                                       --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004
          (unaudited) and December 31, 2003.................................3

         Consolidated Statements of Operations for the
           Three Months and Six Months Ended
           June 30, 2004 and 2003 (unaudited)...............................4

         Consolidated Statements of Cash Flows for
           the Six Months Ended
           June 30, 2004 and 2003 (unaudited)...............................5

         Notes to Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........15

Item 4.  Controls and Procedures............................................15


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................15

Signatures..................................................................16

Exhibit 31.1

Exhibit 32.1

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        ARC Wireless Solutions, Inc.
                                        Consolidated Balance Sheets

                                                            June 30,                   December 31,
                                                              2004                        2003
Assets                                                     (unaudited)                      *
Current assets:
   Cash and equivalents                                    $    715,000               $    227,000
   Accounts receivable - trade, net                           4,584,000                  4,543,000
   Accounts receivable - vendors, net                           363,000                    248,000
   Inventory, net                                             6,331,000                  6,081,000
   Other current assets                                         257,000                    117,000
                                                          ----------------------------------------
Total current assets                                         12,250,000                 11,216,000
                                                          ----------------------------------------

Property and equipment, net                                     536,000                    531,000
                                                          ----------------------------------------

Other assets:
   Intangible assets including goodwill, net                 10,936,000                 10,934,000
   Deposits                                                      60,000                     59,000
                                                          ----------------------------------------
Total assets                                               $ 23,782,000               $ 22,740,000
                                                           =======================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                        $  3,977,000               $  3,300,000
   Bank debt - current                                        3,792,000                    409,000
   Accrued expenses                                             464,000                    418,000
   Current portion of capital lease obligations                  55,000                     40,000
                                                          ----------------------------------------
Total current liabilities                                     8,288,000                  4,167,000

Capital lease obligations, less current portion                 108,000                     97,000
Bank debt, less current portion                                 208,000                  3,704,000
                                                          ----------------------------------------
Total liabilities                                             8,604,000                  7,968,000
                                                          ----------------------------------------

Commitments
Stockholders' equity:
   Common stock                                                  78,000                     78,000
   Preferred stock                                                 --                         --
   Additional paid-in capital                                21,703,000                 21,702,000
   Treasury stock                                            (1,195,000)                (1,195,000)
   Accumulated deficit                                       (5,408,000)                (5,813,000)
                                                           ---------------------------------------
Total stockholders' equity                                   15,178,000                 14,772,000
                                                           ---------------------------------------
Total liabilities and stockholders' equity                 $ 23,782,000               $ 22,740,000
                                                           =======================================

* These numbers were derived from the audited financial statements for the year ended December 31, 2003.

 See accompanying notes.





                                            ARC Wireless Solutions, Inc.
                                       Consolidated Statements of Operations


                                                          Three months ended June 30,         Six Months Ended June 30,
                                                           2004               2003              2004               2003
                                                      ---------------------------------------------------------------------
                                                                 (unaudited)                           (unaudited)

Sales, net                                            $  9,952,000       $  6,877,000       $ 17,186,000       $ 12,992,000
Cost of sales                                            8,184,000          5,532,000         14,060,000         10,550,000
                                                      ---------------------------------------------------------------------
      Gross profit                                       1,768,000          1,345,000          3,126,000          2,442,000
                                                      ---------------------------------------------------------------------

Operating expenses:
   Selling, general and administrative expenses          1,492,000          1,189,000          2,775,000          2,624,000
                                                      ---------------------------------------------------------------------
Total operating expenses                                 1,492,000          1,189,000          2,775,000          2,624,000
                                                      ---------------------------------------------------------------------
      Income (loss) from operations                        276,000            156,000            351,000           (182,000)

Other income (expense):
   Interest expense, net                                   (79,000)           (45,000)          (146,000)           (90,000)
   Other income                                            134,000             10,000            215,000             19,000
                                                      ---------------------------------------------------------------------
      Total other income (expense)                          55,000            (35,000)            69,000            (71,000)
                                                      ---------------------------------------------------------------------
Income (loss) before income taxes                          331,000            121,000            420,000           (253,000)

Provision for income taxes                                  (7,000)           (12,000)           (15,000)           (27,000)
                                                      ---------------------------------------------------------------------
Net Income (loss)                                     $    324,000       $    109,000            405,000       $   (280,000)
                                                      =====================================================================

                                                      =====================================================================
Net income (loss) per share - basic                   $       .002       $       .001       $       .003       $      (.002)
                                                      =====================================================================
Net income (loss) per share - diluted                 $       .002       $       .001       $       .003               --
                                                      =====================================================================

See accompanying notes.





                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Cash Flows


                                                                                   Six months ended June 30,
                                                                                2004                   2003
                                                                            ----------------------------------
                                                                                        (unaudited)
Operating activities
Net income (loss)                                                           $   405,000            $  (280,000)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) Operating activities:
     Depreciation and amortization                                              115,000                135,000
      Provision for doubtful accounts                                           108,000               (241,000)
     Non-cash expense for issuance of stock and options                           1,000                   --
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                                   (263,000)               869,000
       Inventory                                                               (250,000)            (1,774,000)
       Prepaids and other current assets                                       (140,000)              (220,000)
          Other assets                                                           (2,000)                (6,000)
       Accounts payable and accrued expenses                                    723,000              1,300,000
                                                                            ----------------------------------
Net cash provided by (used in) operating activities                             697,000               (217,000)
                                                                            ----------------------------------

Investing activities
Patent acquisition costs                                                        (10,000)               (14,000)
Purchase of plant and equipment                                                 (60,000)               (92,000)
                                                                            ----------------------------------

Net cash used in investing activities                                           (70,000)              (106,000)
                                                                            ----------------------------------


Financing activities
Repayment of line of credit and capital lease obligations                      (139,000)                (8,000)
Net borrowings under lines of credit and other debt                                --                  181,000
                                                                            ----------------------------------
Net cash provided by (used in) financing activities                            (139,000)               173,000
                                                                            ----------------------------------

Net increase (decrease) in cash                                                 488,000               (150,000)
Cash, beginning of period                                                       227,000                265,000
                                                                            ----------------------------------
Cash, end of period                                                         $   715,000            $   115,000
                                                                            ==================================

Supplemental cash flow information:
  Cash paid for interest                                                    $   174,000            $   117,000
  Equipment acquired under capital lease                                    $    52,000                   --


See accompanying notes.



                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004

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

The Company operates in three business segments, which are identified as distribution, manufacturing and cable, offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future period.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income
(loss) and per share amounts for the three months and six months ended June 30, 2004 and 2003, respectively, would have been adjusted to the pro forma amounts indicated below:


                                                                    Three Months Ended June 30         Six Months Ended June 30
                                                                     2004              2003           2004             2003
                                                                  -----------------------------------------------------------
Net income (loss) as reported                                     $ 324,000         $ 109,000      $ 405,000       $ (280,000)
Add:  stock based  compensation  included in reported  net
income (loss)                                                             -                 -              -                -
Deduct: Stock-based compensation cost under SFAS 123
                                                                     (2,000)          (19,000)        (8,000)         (38,000)
                                                                  -----------------------------------------------------------

Pro forma net income (loss)                                       $ 322,000         $  90,000      $ 397,000       $ (318,000)
                                                                  ============================================================

Pro forma basic and diluted net income (loss) per share:
Pro forma shares used in the  calculation of pro forma net
income (loss) per common share- basic                           153,888,000       153,226,000    153,885,000      153,226,000
Pro forma shares used in the  calculation of pro forma net
income (loss) per common share- diluted                         154,413,000       153,476,000    154,410,000      153,226,000
Reported  net income  (loss) per common  share - basic and
diluted                                                               $.002             $.001          $.003           $(.002)
Pro forma net income  (loss) per common  share - basic and
diluted                                                               $.002             $.001          $.003           $(.002)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

  ------------------------------------------------------------------------------
                                        Three and Six           Three and Six
                                          Months Ended           Months Ended
                                         June 30, 2004           June 30, 2003
  ------------------------------------------------------------------------------
  Volatility                                     .87                     1.5
  ------------------------------------------------------------------------------
  Expected life of options (in years)              2                       2
  ------------------------------------------------------------------------------
  Dividend Yield                                  0%                      0%
  ------------------------------------------------------------------------------
  Risk free interest rate                      2.25%                    2.5%
  ------------------------------------------------------------------------------

Note 3. Earnings Per Share

SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the entity. For the six months ended June 30, 2003, the Company incurred a net loss and stock options and stock warrants totaling 500,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the six months ended June 30, 2003.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                            Three Months           Three Months         Six Months         Six Months
                                                Ended                  Ended                Ended              Ended
                                            June 30, 2004          June 30, 2003        June 30, 2004      June 30, 2003

Numerator: Net Income (Loss)                   $ 324,000              $ 109,000           $ 405,000        $ (280,000)
                                         ============================================================================

Denominator:
Denominator for basic earnings per
share - weighted average shares              153,888,000            153,226,000         153,885,000        153,226,000
Effect of dilutive securities
  Employee stock options                               -                250,000             125,000                  -
  Common stock warrants                                -                      -                   -                  -
                                         -----------------------------------------------------------------------------
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversion                153,888,000            153,476,000         154,010,000        153,226,000
                                         =============================================================================

Basic earnings (loss) per share                    $.002                  $.001               $.003             $(.002)
                                         ============================================================================

Diluted earnings (loss) per share                  $.002                  $.001               $.003             $(.002)
                                         =============================================================================

Note 4.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                                June 30,            December 31,
                                               --------------------------------
                                                   2004                2003
                                               --------------------------------
   Raw materials                               $   970,000          $   963,000
   Work in progress                                121,000              127,000
   Finished goods                                5,914,000            5,489,000
                                               --------------------------------
                                                 7,005,000            6,579,000
   Inventory reserve                              (674,000)            (498,000)
                                               -----------          -----------
   Net inventory                               $ 6,331,000          $ 6,081,000
                                               ===========          ===========

Note 5.  Revolving Bank Loan Agreements and Notes Payable

On October 29, 2002, Winncom's $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,718,000 was outstanding. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003 Winncom, executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% (4.5% at June 30, 2004) due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (4.75% at June 30, 2004). The term loan shall come due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of June 30, 2004 Winncom was in compliance with these covenants.


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

Revolving bank lines of credit and other bank debt at June 30, 2004 and December 31, 2003 consist of:

                                                    June 30,        December 31,
                                                  -----------------------------
                                                     2004              2003
                                                  -----------------------------
Bank line of credit - Winncom                     $ 3,319,000       $ 3,399,000
Bank term loan - Winncom                              375,000           472,000
Bank Facility - ARC                                   306,000           242,000
                                                  -----------------------------
                                                    4,000,000         4,113,000
Less current portion                               (3,792,000)         (409,000)
                                                  -----------------------------
Long-term portion                                 $   208,000       $ 3,704,000
                                                  =============================

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

For the quarter ended June 30, 2004, the Company recorded the issuance of 1,785 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $250.

Note 7.  Industry Segment Information

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

Financial information regarding the Company's three operating segments for the three months and six months ended June 30, 2004 and 2003 are as follows:

Three months Ended June 30, 2004

                                         Distribution       Manufacturing       Cable         Corporate          Total
                                         ------------------------------------------------------------------------------
Net Sales                  2004           8,215,000           1,719,000        115,000          (97,000)      9,952,000
                           2003           5,260,000           1,647,000          1,000          (31,000)      6,877,000

Net Earnings (Loss)        2004             285,000             291,000       (12,000)         (240,000)        324,000
                           2003             102,000             158,000        (5,000)         (146,000)        109,000

Earnings (Loss) before     2004             292,000              291,000      (12,000)         (240,000)        331,000
Income Taxes               2003             114,000              158,000       (5,000)         (146,000)        121,000

Identifiable Assets        2004          21,577,000           3,470,000        348,000       (1,613,000)     23,782,000
                           2003          22,462,000           3,667,000        200,000       (1,681,000)     24,648,000

Six months Ended June 30, 2004

                                         Distribution       Manufacturing       Cable         Corporate          Total
                                         ------------------------------------------------------------------------------
Net Sales                  2004          13,842,000           3,325,000        192,000         (173,000)     17,186,000
                           2003          10,265,000           2,830,000          3,000         (106,000)     12,992,000

Net Earnings (Loss)        2004             378,000             462,000       (25,000)         (410,000)        405,000
                           2003             156,000            (23,000)        (5,000)         (408,000)       (280,000)

Earnings (Loss) before     2004             393,000              462,000      (25,000)         (410,000)        420,000
Income Taxes               2003             183,000             (23,000)       (5,000)         (408,000)       (253,000)

Identifiable Assets        2004          21,577,000           3,470,000        348,000       (1,613,000)     23,782,000
                           2003          22,462,000           3,667,000        200,000       (1,681,000)     24,648,000

Corporate represents the operations of the parent Company, including segment eliminations.
                                       10

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations for the Three Month Ended June 30, 2004 and 2003

Sales were $9.95 million and $6.88 million for the three-month periods ended June 30, 2004 and 2003, respectively. The 45 % increase in revenues comparing the three months ended June 30, 2004 to the three months ended June 30, 2003 is attributable to an increase in revenues from the Wireless Communications Solutions Division from $1.6 million for the quarter ended June 30, 2003 to $1.7 million for the quarter ended June 30, 2004, an increase in Starworks' revenues from $1,000 for the quarter ended June 30, 2003 to $115,000 for the quarter ended June 30, 2004; and an increase in Winncom's revenues from $5.3 million for the quarter ended June 30, 2003 to $8.2 million for the quarter ended June 30, 2004.

Gross profit margins were 17.8% and 19.6% for the three-months ended June 30, 2004 and June 30, 2003, respectively. The decrease in gross margin for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 is primarily the result of the smaller percentage in revenues from the Wireless Communications Solutions Division in relation to overall revenues. Products from this division have a higher margin than the products of Winncom or Starworks. For the quarter ended June 30, 2004, the Wireless Communications Solutions Division sales accounted for 16.7% of total revenues compared to the quarter ended June 30, 2003 in which the Wireless Communications Solutions Division sales accounted for 23.9% of total revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended June 30, 2003, the Wireless Communications Solutions Division benefited somewhat from the sale of portions of the inventory purchased from BATC significantly more than in the quarter ended June 30, 2004. This benefit has a positive impact on gross margins. The Company does not anticipate that this benefit will continue in any significant amount in the future.

Selling, general and administrative expenses (SG&A) increased by $303,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. SG&A as a percent of revenue decreased from 17.3% for the three months ended June 30, 2003 to 15% for the three months ended June 30, 2004 primarily because of the 45% increase in sales from 2003 to 2004. The increase in SG&A from 2003 to 2004 is primarily attributable to an increase in salaries and wages, including sales commissions. Salaries and wages remain the largest component of SG&A, constituting 58% and 51% of the total for the quarters ended June 30, 2004 and 2003, respectively.

Net interest expense was $79,000 for the three months ended June 30, 2004 compared to $45,000 for the three months ended June 30, 2003. The average balance outstanding on the line of credit and term loan was $3.7 million for the quarter ended June 30, 2004 and $3.6 million for the quarter ended June 30, 2003, and the interest rate was 4.5% for both quarters. The primary reason for the increase in interest expense is the fact that the Company was factoring accounts receivable of its Wireless Communications Solutions Division during the second quarter of 2004 and no factoring occurred in the second quarter of 2003. The interest expense from factoring was $24,000 for the quarter ended June 30, 2004 and $0 for the quarter ended June 30, 2003.

The Company had net income of $324,000 for the quarter ended June 30, 2004 as compared to net income of $109,000 for the three months ended June 30, 2003. The 200% increase in net income is primarily due to a 45% increase in sales comparing 2004 to 2003 offset somewhat by a decrease in gross margin from 19.6% to 17.8% and a $124,000 increase in other income (consisting primarily of cash purchase discounts due to improved inventory turns and accounts receivable collections).

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Sales were $17.2 million and $12.99 million for the six-month periods ended June 30, 2004 and 2003, respectively. The 32 % increase in revenues comparing the six months ended June 30, 2004 to the six months ended June 30, 2003 is attributable to an increase in revenues from the Wireless Communications Solutions Division from $2.8 million for the six months ended June 30, 2003 to $3.3 million for the six months ended June 30, 2004, an increase in Starworks' revenues from $3,000 for the six months ended June 30, 2003 to $192,000 for the six months ended June 30, 2004; and an increase in Winncom's revenues from $10.3 million for the six months ended June 30, 2003 to $13.8 million for the six months ended June 30, 2004.

Gross profit margins were 18.2% and 18.8% for the six-months ended June 30, 2004 and June 30, 2003, respectively. The slight decrease in gross margin for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is primarily the result of the smaller percentage in revenues from the Wireless Communications Solutions Division in relation to overall revenues. Products from this division have a higher margin than the products of Winncom or Starworks. For the six months ended June 30, 2004, the Wireless Communications Solutions Division sales accounted for 18.5% of total revenues compared to the six months ended June 30, 2003 in which the Wireless Communications Solutions Division sales accounted for 21% of total revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the six months ended June 30, 2003, the Wireless Communications Solutions Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the quarter ended June 30, 2004. This benefit has a positive impact on gross margins. The Company does not anticipate that this benefit will continue in any significant amount in the future.

Selling, general and administrative expenses (SG&A) increased by $151,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. SG&A as a percent of revenue decreased from 20.2% for the six months ended June 30, 2003 to 16.1% for the six months ended June 30, 2004 primarily because of the 32% increase in sales from 2003 to 2004. The increase in SG&A from 2003 to 2004 is primarily attributable to an increase in salaries and wages, including sales commissions. Salaries and wages remain the largest component of SG&A, constituting 54% and 49% of the total for the six months ended June 30, 2004 and 2003, respectively.

Net interest expense was $146,000 for the six months ended June 30, 2004 compared to $90,000 for the six months ended June 30, 2003. The average balance outstanding on the line of credit and term loan was $3.7 million for the six months ended June 30, 2004 and $3.6 million for the six months ended June 30, 2003, and the interest rate was 4.5% for both the six month periods. The primary reason for the increase in interest expense is the fact that the Company was factoring accounts receivable of its Wireless Communications Solutions Division during the six months ended June 30, 2004 and no factoring occurred during the six months ended June 30, 2003. The interest expense from factoring was $60,000 for the six months ended June 30, 2004 and $0 for the six months ended June 30, 2003.

The Company had net income of $405,000 for the six months ended June 30, 2004 as compared to a net loss of $280,000 for the six months ended June 30, 2003. The 700% increase in net income is primarily due to a 32% increase in sales comparing 2004 to 2003, offset somewhat by a slight decrease in gross margin from 18.8% to 18.2% and a $196,000 increase in other income (consisting primarily of cash purchase discounts).

Financial Condition

Net cash of $697,000 was provided by operating activities for the six months ended June 30, 2004 compared to net cash used in operating activities of $217,000 for the six months ended June 30, 2003. Of this amount,$408,000 was attributable to net income for the six months ended June 30, 2004. For the six months ended June 30, 2004, increases in trade accounts payable of $723,000 were substantially offset by increases in receivables, inventory and other current assets of $655,000. The net cash used in operations for the six months ended June 30, 2003 was primarily due to the net loss for that period.

The net cash used in investing activities was $70,000 for the six months ended June 30, 2004 compared to $106,000 for the six months ended June 30, 2003, primarily the result of expenditures for patents and equipment.

The net cash used by financing activities for the six months ended June 30, 2004 is primarily the result of reductions in long term debt. For the six months ended June 30, 2004 we have not had to increase borrowings under our lines of credit facilities. The net cash provided by financing activities for the six months ended June 30, 2003 is due to net advances under lines of credit of $181,000.

The Company's working capital at June 30, 2004 was $3.96 million compared to $7.1 million at December 31, 2003. The most significant change in working capital from December 31, 2003 to June 30, 2004 was the reclassification of the bank line of credit from long term to current in the second quarter of 2004 due to the fact that it comes due April 30, 2005.

On October 29, 2002, Winncom's $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,718,000 was outstanding. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003, Winncom executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% (4.5% at June 30, 2004 and December 31, 2003) due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75%. The term loan shall come due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of June 30, 2004, 2004, Winncom was in compliance with these covenants. ARC is a general corporate guarantor of this loan.

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

Management believes that continued profitable operations, current working capital and available borrowings on existing bank lines of credit, will be sufficient to allow the Company to maintain its operations through December 31, 2004 and into the foreseeable future.

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

We also face intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages.

We depend on key employees. We are highly dependent on the services of our executive management, including Randall P. Marx, our Chief Executive Officer, and Gregory Raskin, Winncom's CEO. The loss of the services of any of our executive management could have a material adverse effect on us.

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

o Cingular, a joint venture of local phone companies BellSouth Corp. and SBC Communications Inc., has agreed to buy AT&T Wireless Services Inc. for $41 billion in cash to create the largest U.S. wireless company. The merger of these two companies could adversely impact our base station business in 2005 but the impact is uncertain at this time and

o the loss of a distribution agreement with a major supplier or the loss of a major supplier, such as Proxim Corporation, could have a material adverse impact on the business of Winncom.

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

We are exposed to market risk through interest rates related to our note payable to the bank which has a variable interest rate equal to KeyBank's existing bank prime rate (4% as of June 30, 2004) plus one-half percent. An increase in the bank's prime interest rates on the notes payable from 4% to 5% would increase our yearly interest expense by approximately $37,000, assuming borrowed amounts remain outstanding at current levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We and our subsidiaries are involved in various legal proceedings of a nature considered normal in the course of our operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, we have reserved as an allowance for doubtful accounts for that portion of the accounts receivable it estimates will be uncollectible.

Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits.
                  --------
         Exhibit No.               Description

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

         (b)      Reports on Form 8-K.
                  -------------------

                    We filed a Current Report on Form 8-K dated March 30, 2004, furnishing under Item 12 a press release reporting our results of operations for the year ended December 31, 2003.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ARC WIRELESS SOLUTIONS, INC.


Date:    August 13, 2004                      By:  /S/ Randall P. Marx
                                                   -------------------
                                                       Randall P. Marx
                                                       Chief Executive Officer

 Date:   August 13, 2004                      By:  /S/ Monty R. Lamirato
                                                   ---------------------
                                                       Monty R. Lamirato
                                                       Chief Financial Officer