Form 10-Q
period 2004-09-30
ARC WIRELESS SOLUTIONS INC
filed 2004-11-12
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10 - Q
                              ---------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2004.

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
Yes   X      No
    -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes          No   X
   -----        -----


As of November 1, 2004, the Registrant had 153,888,000 shares outstanding of its $.0005 par value common stock.

================================================================================

                          ARC Wireless Solutions, Inc.

                          Quarterly Report on FORM 10-Q

                     For The Period Ended September 30, 2004

                                Table of Contents

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of  September 30, 2004
           (unaudited) and December 31, 2003................................3

         Consolidated Statements of Operations for the Three Months
           and Nine Months EndedSeptember 30, 2004 and 2003 (unaudited).....4

         Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2004 and 2003 (unaudited)..........................5

         Notes to Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........15

Item 4.  Controls and Procedures...........................................15


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................15

Item 6.  Exhibits and Reports on Form 8-K..................................15


Signatures.................................................................16

Exhibit 31.1

Exhibit 32.1



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      ARC Wireless Solutions, Inc.
                                      Consolidated Balance Sheets

                                                         September 30,              December 31,
                                                             2004                       2003
Assets                                                    (unaudited)                    *
Current assets:
   Cash and equivalents                                  $    512,000               $    227,000
   Accounts receivable - trade, net                         4,127,000                  4,543,000
   Accounts receivable - vendors, net                         449,000                    248,000
   Inventory, net                                           7,059,000                  6,081,000
   Other current assets                                     1,205,000                    117,000
                                                         ---------------------------------------
Total current assets                                       13,352,000                 11,216,000
                                                         ---------------------------------------

Property and equipment, net                                   511,000                    531,000
                                                         ---------------------------------------

Other assets:
   Intangible assets including goodwill, net               10,937,000                 10,934,000
   Deposits                                                   160,000                     59,000
                                                         ---------------------------------------
Total assets                                             $ 24,960,000               $ 22,740,000
                                                         =======================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                      $  4,014,000               $  3,300,000
   Bank debt - current                                      3,918,000                    409,000
   Accrued expenses                                         1,197,000                    418,000
   Current portion of capital lease obligations                55,000                     40,000
                                                         ---------------------------------------
Total current liabilities                                   9,184,000                  4,167,000

Capital lease obligations, less current portion                95,000                     97,000
Bank debt, less current portion                               167,000                  3,704,000
                                                         ---------------------------------------
Total liabilities                                           9,446,000                  7,968,000
                                                         ---------------------------------------

Commitments
Stockholders' equity:
   Common stock                                                78,000                     78,000
   Preferred stock                                               --                         --
   Additional paid-in capital                              21,703,000                 21,702,000
   Treasury stock                                          (1,195,000)                (1,195,000)
   Accumulated deficit                                     (5,072,000)                (5,813,000)
                                                         ---------------------------------------
Total stockholders' equity                                 15,514,000                 14,772,000
                                                         ---------------------------------------
Total liabilities and stockholders' equity               $ 24,960,000               $ 22,740,000
                                                         =======================================

* These numbers were derived from the audited financial statements for the year ended December 31, 2003.

 See accompanying notes.





                                                   ARC Wireless Solutions, Inc.
                                             Consolidated Statements of Operations


                                                            Three months ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                         2004               2003              2004               2003
                                                    ---------------------------------------------------------------------
                                                              (unaudited)                            (unaudited)

Sales, net                                          $  9,495,000       $  8,928,000       $ 26,681,000       $ 21,920,000
Cost of sales                                          7,617,000          7,619,000         21,678,000         18,169,000
                                                    ---------------------------------------------------------------------
      Gross profit                                     1,878,000          1,309,000          5,003,000          3,751,000
                                                    ---------------------------------------------------------------------

Operating expenses:
   Selling, general and administrative expenses        1,581,000          1,350,000          4,355,000          3,973,000
                                                    ---------------------------------------------------------------------
Total operating expenses                               1,581,000          1,350,000          4,355,000          3,973,000
                                                    ---------------------------------------------------------------------
      Income (loss) from operations                      297,000            (41,000)           648,000           (222,000)

Other income (expense):
   Interest expense, net                                 (73,000)           (48,000)          (219,000)          (138,000)
   Gain on debt settlement                                  --              148,000               --              148,000
   Other income                                          119,000              9,000            334,000             27,000
                                                    ---------------------------------------------------------------------
      Total other income (expense)                        46,000            109,000            115,000             37,000
                                                    ---------------------------------------------------------------------
Income (loss) before income taxes                        343,000             68,000            763,000           (185,000)

Provision for income taxes                                (7,000)            (8,000)           (22,000)           (35,000)
                                                    ---------------------------------------------------------------------
Net Income (loss)                                   $    336,000       $     60,000       $    741,000       $   (220,000)
                                                    =====================================================================

                                                    =====================================================================
Net income (loss) per share - basic                 $       .002               --         $       .005       $      (.001)
                                                    =====================================================================
Net income (loss) per share - diluted               $       .002               --         $       .005       $      (.001)
                                                    =====================================================================

See accompanying notes.



                                                ARC Wireless Solutions, Inc.
                                          Consolidated Statements of Cash Flows


                                                                                   Nine months ended June 30,
                                                                                  2004                  2003
                                                                              ---------------------------------
                                                                                          (unaudited)
Operating activities
Net income (loss)                                                             $   741,000          $  (220,000)
Adjustments to reconcile net income (loss) to net cash provided by (used
in) Operating activities:
     Depreciation and amortization                                                178,000              199,000
       Debt Cancellation                                                             --               (148,000)
      Provision for doubtful accounts                                             167,000             (365,000)
     Non-cash expense for issuance of stock and options                             1,000               53,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                                       49,000            1,807,000
       Inventory                                                                 (978,000)          (1,437,000)
       Prepaids and other current assets                                       (1,088,000)             (67,000)
          Other assets                                                           (102,000)             (14,000)
       Accounts payable and accrued expenses                                    1,493,000              454,000
                                                                              --------------------------------
Net cash provided by operating activities                                         461,000              262,000
                                                                              --------------------------------

Investing activities
Patent acquisition costs                                                          (14,000)             (13,000)
Purchase of plant and equipment                                                   (94,000)            (160,000)
                                                                              --------------------------------
Net cash used in investing activities                                            (108,000)            (173,000)
                                                                              --------------------------------

Financing activities
Repayment of line of credit and capital lease obligations                        (188,000)             (14,000)
Net borrowings under lines of credit and other debt                               120,000              180,000
                                                                              --------------------------------
Net cash provided by (used in) financing activities                               (68,000)             166,000
                                                                              --------------------------------

Net increase in cash                                                              285,000              255,000
Cash, beginning of period                                                         227,000              265,000
                                                                              --------------------------------
Cash, end of period                                                           $   512,000          $   520,000
                                                                              ================================

Supplemental cash flow information:
  Cash paid for interest                                                      $   264,000          $   136,000
  Equipment acquired under capital lease                                      $    52,000          $    65,000


See accompanying notes.



                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2004

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

Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future period.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income
(loss) and per share amounts for the three months and nine months ended September 30, 2004 and 2003, respectively, would have been adjusted to the pro forma amounts indicated below:

                                                               Three Months Ended                 Nine Months Ended
                                                                   September 30                      September 30
                                                               2004             2003             2004             2003
                                                            -------------------------------------------------------------
Net income (loss) as reported                               $ 336,000        $  60,000        $ 741,000        $(220,000)
Add: stock based compensation included in
reported net income (loss)                                       --               --               --               --
Deduct: Stock-based compensation cost under SFAS 123
                                                              (37,000)         (19,000)         (43,000)         (56,000)
                                                            ---------        ---------        ---------        ---------
Pro forma net income (loss)                                 $ 299,000        $  41,000        $ 698,000        $(276,000)
                                                            =========        =========        =========        =========

Pro forma basic and diluted net income (loss) per
share:
Pro forma shares used in the calculation of
pro forma net income (loss) per common share-basic        153,888,000      153,400,000      153,886,000      153,300,000
Pro forma shares used in the calculation of
pro forma net income (loss) per common
share-diluted                                             153,926,000      153,650,000      153,982,000      153,300,000
Reported net income loss) per common share-basic
and diluted                                                     $.002           $   --            $.005           $(.001)
Pro forma net income (loss) per common share-basic
and diluted                                                     $.002           $   --            $.005           $(.001)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123.
Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

----------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended     Six Months Ended       Three and Nine Months Ended
                                             September 30, 2004       June 30, 2004                 September 30, 2003
----------------------------------------- --------------------- ------------------- ----------------------------------
Volatility                                                1.04                 .87                                 1.5
----------------------------------------- --------------------- ------------------- ----------------------------------
Expected life of options (in years)                          2                   2                                   2
----------------------------------------- --------------------- ------------------- ----------------------------------
Dividend Yield                                              0%                  0%                                  0%
----------------------------------------- --------------------- ------------------- ----------------------------------
Risk free interest rate                                  2.75%               2.25%                                2.5%
----------------------------------------- --------------------- ------------------- ----------------------------------

Note 3. Earnings Per Share

SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the entity. For the nine months ended September 30, 2003, the Company incurred a net loss and stock options and stock warrants totaling 500,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the nine months ended September 30, 2003.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                          Three Months Ended    Three Months Ended    Nine Months Ended   Nine Months Ended
                                          September 30, 2004    September 30, 2003    September 30, 2004    September 30,

Numerator: Net Income (Loss)                       $ 336,000              $ 60,000             $ 741,000        $ (220,000)
                                         =================================================================================

Denominator:
Denominator   for  basic  earnings  per
share - weighted average shares
                                                 153,888,000           153,400,000           153,886,000       153,300,000
Effect of dilutive securities
  Employee stock options                              38,000               250,000                96,000                --
  Common stock warrants                                   --                    --                    --                --
                                         ---------------------------------------------------------------------------------
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversion
                                                 153,926,000           153,650,000           153,982,000       153,300,000
                                         =================================================================================

Basic earnings (loss) per share                        $.002                  $ --                 $.005            $(.001)
                                         =================================================================================

Diluted earnings (loss) per share                      $.002                  $ --                 $.005            $(.001)
                                         =================================================================================

Note 4.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                        September 30,     December 31,
                                        ------------------------------
                                            2004                2003
                                        ------------------------------
         Raw materials                  $1,040,000         $  963,000
         Work in progress                  124,000            127,000
         Finished goods                  6,597,000          5,489,000
                                        ------------------------------
                                         7,761,000          6,579,000
         Inventory reserve                (702,000)          (498,000)
                                        ------------------------------
         Net inventory                  $7,059,000         $6,081,000
                                        ==============================

Note 5.  Revolving Bank Loan Agreements and Notes Payable

On October 29, 2002, Winncom's $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,718,000 was outstanding. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003 Winncom, executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% (5% at September 30, 2004) due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (5.25% at September 30, 2004). The term loan shall come due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of September 30, 2004 Winncom was in compliance with these covenants.


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

Revolving bank lines of credit and other bank debt at September 30, 2004 and December 31, 2003 consist of:

                                              September 30,       December 31,
                                            ------------------------------------
                                                   2004               2003
                                            ------------------------------------
    Bank line of credit - Winncom             $ 3,519,000          $3,399,000
    Bank term loan - Winncom                      333,000             472,000
    Bank Facility - ARC                           233,000             242,000
                                            ------------------------------------
                                                4,085,000           4,113,000
    Less current portion                       (3,918,000)           (409,000)
                                            -----------------------------------
    Long-term portion                         $   167,000          $3,704,000
                                            ====================================

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

Financial information regarding the Company's three operating segments for the three months and nine months ended September 30, 2004 and 2003 are as follows:

Three months Ended September 30, 2004

                                     Distribution         Manufacturing       Cable           Corporate          Total
                                   ------------------------------------------------------------------------------------
Net Sales                  2004           7,906,000           1,631,000         86,000         (128,000)      9,495,000
                           2003           7,608,000           1,438,000          5,000         (123,000)      8,928,000

Net Earnings (Loss)        2004             423,000             212,000        (15,000)        (284,000)        336,000
                           2003             214,000             (83,000)       117,000         (188,000)         60,000

Earnings (Loss) before     2004             430,000             212,000        (15,000)        (284,000)        343,000
Income Taxes               2003             222,000             (83,000)       117,000         (188,000)         68,000

Identifiable Assets        2004          22,904,000           3,585,000        340,000       (1,869,000)     24,960,000
                           2003          21,940,000           3,450,000        249,000       (1,814,000)     23,825,000

Nine months Ended September, 2004

                                     Distribution         Manufacturing         Cable         Corporate          Total
                                   ------------------------------------------------------------------------------------

Net Sales                  2004          21,747,000           4,956,000        278,000         (300,000)     26,681,000
                           2003          17,873,000           4,268,000          8,000         (229,000)     21,920,000

Net Earnings (Loss)        2004             802,000             674,000        (40,000)        (695,000)        741,000
                           2003             370,000            (107,000)       112,000         (595,000)       (220,000)

Earnings (Loss) before     2004             824,000             674,000        (40,000)        (695,000)        763,000
Income Taxes               2003             405,000            (107,000)       112,000         (595,000)       (185,000)

Identifiable Assets        2004          22,904,000           3,585,000        340,000       (1,869,000)     24,960,000
                           2003          21,940,000           3,450,000        249,000       (1,814,000)     23,825,000

Corporate represents the operations of the parent Company, including segment eliminations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations for the Three Month Ended September 30, 2004 and 2003

Sales were $9.5 million and $8.9 million, respectively for the three-month periods ended September 30, 2004 and 2003. The 7% increase in revenues comparing the three months ended September 30, 2004 to the three months ended September 30, 2003 is attributable to an increase in revenues from the Wireless Communications Solutions Division from $1.4 million for the quarter ended September 30, 2003 to $1.6 million for the quarter ended September 30, 2004, an increase in Starworks' revenues from $5,000 for the quarter ended September 30, 2003 to $86,000 for the quarter ended September 30, 2004; and an increase in Winncom's revenues from $7.6 million for the quarter ended September 30, 2003 to $7.9 million for the quarter ended September 30, 2004.

Gross profit margins were 19.8% and 14.7% for the three-months ended September 30, 2004 and September 30, 2003, respectively. The increase in gross margin for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 is primarily the result of the larger percentage in revenues from the Wireless Communications Solutions Division in relation to overall revenues as well as increased margins in the Wireless Communications Solutions Division. For the quarter ended September 30, 2004, the Wireless Communications Solutions Division sales accounted for 15.8% of total revenues compared to the quarter ended September 30, 2003 in which the Wireless Communications Solutions Division sales accounted for 14.7% of total revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the quarter ended September 30, 2003, the Wireless Communications Solutions Division benefited somewhat from the sale of portions of the inventory purchased from BATC whereas no benefit was recognized in the quarter ended September 30, 2004. This benefit has a positive impact on gross margins. The Company does not anticipate that this benefit will continue in any significant amount in the future.

Selling, general and administrative expenses (SG&A) increased by $231,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. SG&A as a percent of revenue increased from 15.1% for the three months ended September 30, 2003 to 16.7% for the three months ended September 30, 2004. The increase in SG&A from 2003 to 2004 is primarily attributable to an increase in salaries and wages, including sales commissions, which increased from $760,000 for the three months ended September 30, 2003 to $905,000 for the three months ended September 31, 2004. Salaries and wages remain the largest component of SG&A, constituting 57% and 56% of the total for the quarters ended September 30, 2004 and 2003, respectively.

Net interest expense was $73,000 for the three months ended September 30, 2004 compared to $48,000 for the three months ended September 30, 2003. The average balance outstanding on the line of credit and term loan was $3.9 million for the quarter ended September 30, 2004 and $3.6 million for the quarter ended September 30, 2003, and the interest rate was 4.5% for quarter ended September 30, 2003 compared to 5% for the quarter ended September 30, 2004. In addition, the increase in interest expense is due to the fact that the Company was factoring accounts receivable of its Wireless Communications Solutions Division during the third quarter of 2004 and no factoring occurred in the third quarter of 2003. The interest expense from factoring was $25,000 for the quarter ended September 30, 2004 and $0 for the quarter ended September 30, 2003.

The Company had net income of $336,000 for the quarter ended September 30, 2004 as compared to net income of $60,000 for the three months ended September 30, 2003. The 460% increase in net income is primarily due to a 7% increase in sales comparing 2004 to 2003, an increase in gross margin from 14.7% to 19.8% and a $110,000 increase in other income (consisting primarily of cash purchase discounts due to improved cash flow, inventory turns and accounts receivable collections).

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Sales were $26.7 million and $21.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The 22% increase in revenues comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003 is attributable to an increase in revenues from the Wireless Communications Solutions Division from $4.27 million for the nine months ended September 30, 2003 to $4.96 million for the nine months ended September 30, 2004, an increase in Starworks' revenues from $8,000 for the nine months ended September 30, 2003 to $278,000 for the nine months ended September 30, 2004; and an increase in Winncom's revenues from $17.9 million for the nine months ended September 30, 2003 to $21.7 million for the nine months ended September 30, 2004.

Gross profit margins were 18.7% and 17.1% for the nine-months ended September 30, 2004 and September 30, 2003, respectively. The slight increase in gross margin for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, despite a smaller percentage in revenues from the Wireless Communications Solutions Division in relation to overall revenues, is primarily due to higher gross margins from the Wireless Communications Solutions Division comparing 2003 to 2004. For the nine months ended September 30, 2004, the Wireless Communications Solutions Division sales accounted for 17.4% of total revenues compared to the nine months ended September 30, 2003 in which the Wireless Communications Solutions Division sales accounted for 18.4% of total revenues. In August 2001, when the Company purchased certain commercial assets of the wireless communications products line of BATC, which consisted of raw materials and finished goods inventory among other assets, these assets were purchased at a substantial discount from their fair market or replacement value. During the nine months ended September 30, 2003, the Wireless Communications Solutions Division benefited from the sale of portions of the inventory purchased from BATC significantly more than in the nine months ended September 30, 2004. This benefit has a positive impact on gross margins. The Company does not anticipate that this benefit will continue in any significant amount in the future.

Selling, general and administrative expenses (SG&A) increased by $382,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. SG&A as a percent of revenue decreased from 18.1% for the nine months ended September 30, 2003 to 16.3% for the nine months ended September 30, 2004 primarily because of the 22% increase in sales from 2003 to 2004. The increase in SG&A from 2003 to 2004 is primarily attributable to an increase in salaries and wages, including sales commissions, which increased from $2.1 million for the nine months ended September 30, 2003 to $2.4 million for the nine months ended September 30, 2004. Salaries and wages remain the largest component of SG&A, constituting 55% and 52% of the total for the nine months ended September 30, 2004 and 2003, respectively.

Net interest expense was $219,000 for the nine months ended September 30, 2004 compared to $138,000 for the nine months ended September 30, 2003. The average balance outstanding on the line of credit and term loan was $3.7 million for the nine months ended September 30, 2004 and September 30, 2003, and the average interest rate was 5.1% for the nine month ended September 30, 2004 and 4.6% for the nine months ended September 30, 2003. The primary reason for the increase in interest expense is the fact that the Company was factoring accounts receivable of its Wireless Communications Solutions Division during the nine months ended September 30, 2004 and no factoring occurred during the nine months ended September 30, 2003. The interest expense from factoring was $85,000 for the nine months ended September 30, 2004 and $0 for the nine months ended September 30, 2003.

The Company had net income of $741,000 for the nine months ended September 30, 2004 as compared to a net loss of $220,000 for the nine months ended September 30, 2003. The increase in net income is primarily due to a 22% increase in sales comparing 2004 to 2003, a slight increase in gross margin from 17.1% to 18.8% and a $307,000 increase in other income (consisting primarily of cash purchase discounts due to improved cash flow, inventory turns and accounts receivable collections).

Financial Condition

Net cash provided by operating activities for the nine months ended September 30, 2004 was $461,000 compared to net cash provided by operating activities of $262,000 for the nine months ended September 30, 2003. Much of the increase in 2004 is attributable to profitable operations for 2004 compared to 2003. For the nine months ended September 30, 2004, increases in trade accounts payable and other accrued expenses of $1.5 million were offset by increases in receivables, inventory and other current assets of $2 million. At September 30, 2004 other current assets and accrued expenses were substantially higher than normal because Winncom placed a significant order with one of its vendors which required a deposit against the order of approximately $1 million and in turn Winncom required a deposit from its customers for approximately $750,000 for whom this order was intended. Winncom took delivery of this equipment in October 2004 from the vendor and shipped the product to its customer and as such the prepayment and the customer deposit were eliminated.

The net cash used in investing activities was $108,000 for the nine months ended September 30, 2004 compared to $173,000 for the nine months ended September 30, 2003, primarily the result of expenditures for patents and equipment.

The net cash used in financing activities for the nine months ended September 30, 2004 is primarily the result of repayments of capital lease obligations and long term debt in excess of new borrowings under lines of credit. For the nine months ended September 30, 2004 we increased borrowings under our lines of credit facilities by approximately $110,000. The net cash provided by financing activities for the nine months ended September 30, 2003 is primarily due to net advances under lines of credit of $180,000.

The Company's working capital at September 30, 2004 was $4.2 million compared to $7.1 million at December 31, 2003. The most significant change in working capital from December 31, 2003 to September 30, 2004 was the reclassification of the bank line of credit from long term to current in the second quarter of 2004 due to the fact that it comes due April 30, 2005.

On October 29, 2002, Winncom's $3 million line of credit and the $1 million line of credit were combined into a single $4 million revolving line of credit due April 30, 2003, of which $3,718,000 was outstanding. On April 18, 2003, the bank extended the due date to July 31, 2003 and on July 17, 2003 the bank extended the due date to September 30, 2003 in order to allow time for Winncom and the bank to negotiate the terms of a new line of credit facility. On October 1, 2003, Winncom executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% (5.0% at September 30, 2004 and 4.5% at December 31, 2003) due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (5.25 % at September 30, 2004 and 4.75% at December 31, 2003). The term loan shall come due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of September 30, 2004, 2004, Winncom was in compliance with these covenants. ARC is a general corporate guarantor of this loan.

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

Management believes that continued profitable operations, current working capital and available borrowings on existing bank lines of credit, will be sufficient to allow the Company to maintain its operations through September 30, 2005 and into the foreseeable future.

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

o Cingular, a joint venture of local phone companies BellSouth Corp. and SBC Communications Inc., has agreed to buy AT&T Wireless Services Inc. for $41 billion in cash to create the largest U.S. wireless company. The merger of these two companies, which has received government approval, could adversely impact our base station business in 2005 but the impact is uncertain at this time and

o the loss of a distribution agreement with a major supplier or the loss of a major supplier, such as Proxim Corporation, could have a material adverse impact on the business of Winncom.

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

We are exposed to market risk through interest rates related to our note payable to the bank which has a variable interest rate equal to KeyBank's existing bank prime rate (4.5% as of September 30, 2004) plus one-half percent. The prime interest rate increased from 4.5% to 4.75% on October 1, 2004. An increase in the bank's prime interest rates on the notes payable by .5% would increase our yearly interest expense by approximately $18,000, assuming borrowed amounts remain outstanding at current levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

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

                                        ARC WIRELESS SOLUTIONS, INC.


Date:    November 12, 2004             By:  /S/ Randall P. Marx
                                            ------------------------------------
                                                Randall P. Marx
                                                Chief Executive Officer

 Date:   November 12, 2004             By:  /S/ Monty R. Lamirato
                                            ------------------------------------
                                                Monty R. Lamirato
                                                Chief Financial Officer