Form 10-K
period 2004-12-31
ARC WIRELESS SOLUTIONS INC
filed 2005-03-30
CIK 826326

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - K


(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the Fiscal Year Ended December 31, 2004.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

                             10601 West 48th Avenue
                        Wheat Ridge, Colorado, 80033-2660
                        ---------------------------------
           (Address of principal executive offices including zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants' knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K.
Yes   X    No
     ---      ---

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|.

As of June 30, 2004, the Registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,925,000. This calculation is based upon the average of the closing bid price of $.147 and ask price of $.152 of the stock on June 30, 2004 as reported by OTC Bulletin Board. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant's $.0005 par value common stock outstanding as of March 1, 2005 was 153,895,000.


================================================================================

                          ARC Wireless Solutions, Inc.
                 Form 10-K for the Year Ended December 31, 2004

                                Table of Contents

                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.    Business....................................................     4
Item 2.    Properties..................................................    15
Item 3.    Legal Proceedings...........................................    15
Item 4.    Submission of Matters to a Vote of Security Holders.........    15

                                  PART II

Item 5.    Market for Registrant's Common Equity,
           Related Stockholder Matters and Issuer
           Purchases of Equity Securities .............................    16
Item 6.    Selected Consolidated Financial Data........................    18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation....................................    18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..    23
Item 8.    Financial Statements and Supplementary Data.................    23
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    24
Item 9A.   Controls and Procedures.....................................    24
Item 9B.   Other Information...........................................    24

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant..........    24
Item 11.   Executive Compensation......................................    27
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................    32
Item 13.   Certain Relationships and Related Transactions..............    34
Item 14.   Principal Accountant Fees and Services......................    34

                                  Part IV

Item 15.   Exhibits, Financial Statement Schedules.....................    35

Signatures ............................................................    37

                                     PART I

Item 1.  Business
-----------------

                                    Overview
                                    --------

Our Company
-----------

We provide high quality, timely, cost effective wireless network component and end-to-end wireless network solutions. Our Wireless Communications Solutions Division designs, develops, manufactures, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and flat panel antennas. Our Winncom Technologies Corp subsidiary ("Wincomm") specializes in marketing, distribution and service of wireless component and network solutions in support of both voice and data applications, both domestically and internationally. Our Starworks Wireless subsidiary ("Starworks") specializes in the design, manufacturing, marketing and distribution of cable in the United States, primarily through OEMs and third-party distributors, retailers and the Internet.

Principal Products
------------------

     Principal products of our Wireless Communications Solutions Division include the following:

     Cellular Base Station Antennas
     ------------------------------

     Included in the acquisition of certain commercial assets from Ball Aerospace & Technology Corp. ("BATC") in 2001 was the right to use BATC's technology in the manufacturing of the line of base station antennas, which consists of various models used in several frequency bands for cellular systems. These cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas are now being deployed in some of the Cingular, Telefonica and Qwest mobile phone carrier networks as well as other carrier networks across the United States and Latin America. We not only supply our base station antenna products directly to the carriers, but through other channels, such as Original Equipment Manufacturers ("OEMS") and distributors. Our base station antenna products have been supplied to Alcatel, Bechtel, General Dynamics, Tessco, Domital and Sprint North Supply. New base station models are being designed to meet other carrier mobile 2.5G and 3G requirements and other companies' fixed wireless high-speed Internet systems as well.

     Portable Antennas
     -----------------

     Our portable antennas are unique yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio, cellular phone or can be installed either directly in or on a computer or other device. We market two primary portable antenna designs, the Freedom Antenna(TM) and the "F" antenna. The Freedom Antenna(R) and Freedom Plus are a unique broadband, patented antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The "F" Antenna is designed mainly to work with laptop computers and metering devises in the 800 MHz to 900 MHz frequency range. The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.

     Conformal Antennas
     ------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal conformal antenna. This product, introduced in 1989 originally only for conventional automobile cellular phones, has been expanded as an alternative to many conventional wire type antennas and has been expanded to be used for numerous mobile applications, including domestic and international cellular and law enforcement frequencies, passive repeaters, vehicle tracking and GPS. The antenna is approximately 3 1/2"x 3 1/2"x 1/10"and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle. Several derivative products of this antenna design have been developed for OEM and other special applications. We have used our experience in these applications for developing antennas for Bluetooth(R) wireless technology, which is, among other features, setting standards for short-range connectivity between computers and a wide variety of other electronic devices.

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

     Flat Panel Antennas
     -------------------

     Our flat panel antennas are flat antennas that typically incorporate a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities. We added several new designs including 3.5Ghz and 5.8Ghz flat panel antennas in 2004.

     Other Antennas
     --------------

     We are pursuing many new business opportunities for our antennas by continuing to broaden and adapt existing technologies. We have designed and currently manufacture antennas varying in frequencies up to 6 GHz. These antennas use our newly developed antenna designs to provide inconspicuous installation. In most cases our antennas are designed to be manufactured using our proprietary design footprints. This allows us to better utilize our engineering, technical and production staff, as well as existing tools, dies and radomes for more than one product.

Principal products of our Winncom subsidiary include the following:

     Unlicensed Wireless Products
     ----------------------------

     Unlicensed wireless products use frequencies that require a license to manufacture but not a license to use. Winncom's primary products are the Wi-Fi and other license free products operating in the 2.4GHz to 5.8GHz and 60Ghz frequency ranges for most license free standards. Any business or consumer may use these products as long as they do not interfere with other users. Winncom currently markets products manufactured by Alvarion, Axxcelera, Bridgewave, Proxim, KarlNet, Motorola, Nomadix, Orthogon Systems and Wavelink, all of which are leaders in the unlicensed communications hardware market. These products are used in high-speed (up to 1Gb) point-to-point and point-to-multi-point wireless networking applications, including, among others, internet access, hot spots, local and wide area networks (LAN/WAN), Voice Over IP (VoIP), telco applications and industrial process automation and data acquisition.

     Licensed Wireless Products
     --------------------------

     Licensed wireless products require a Federal Communication Commission ("FCC") license to operate on a specific frequency in a geographic area. Winncom distributes point-to-point microwave products including Alvarion, Avante (Witcom) and Sagem. These microwave products are used as a backbone to connect Service Providers cell sites or enterprise multiple locations for data and voice applications.

     Voice Over Internet Protocol (VoIP)
     -----------------------------------

     VoIP allows voice communications to be placed over standard Internet networks. This is critical for emerging Wireless Internet Service Providers so they can offer complete voice and data service to generate revenue to compete with DSL and Cable Modem service. Winncom distributes Avaya, Cisco, Lucent, Multitech, Polycom and Sagem VoIP products and Broadvox VoIP solutions for enterprise and residential markets. VoIP products combined with wireless environment delivers complete communication solutions for users of mobile devices such as PDAs, WEB PADs and Tablet PCs.

     Antennas
     --------

     Winncom sells both, customer premises and base station antenna solutions as well as a full range of antennas for point-to-point and point-to-multi-point applications. Winncom offers directional panel antennas, as well as a variety of sectorized and omni-directional, amplified CPE antennas and ethernet CPE antennas for wireless Internet access and various data and voice applications.

     Accessories
     -----------

     Winncom is a full service value-added distributor, specializing in the design and development of a host of accessory products. These products include the amplifiers, 2.4GHz-5.8GHz, and 2.4GHz-5.8GHz frequency converters, filters, power supplies, power cords, and environmental enclosures necessary for the installation and optimum performance of a wireless network. The 2.4GHz to 5.8GHz frequency converters, designed by Winncom engineers, enhances the deployment of the readily available low-cost 2.4GHz wireless WAN/ LAN equipment sold by Winncom. The main applications for this new solution include wireless Internet access, campus wireless LANs and wireless spectrum WANs. The frequency converter will provide additional transmission channels in the unlicensed spectrum resulting in a considerable increase in bandwidth capacity. It also promotes usage of the 5.8GHz spectrum to supplement network performance where the 2.4GHz spectrum is saturated. The product is sold both domestically and internationally.

     Network Infrastructure Product
     ------------------------------

     Winncom offers a complete line of high-performance voice and data infrastructure and security products by AVAYA Communication, Cisco, Lucent Technologies, Multitech, Polycom and Sagem. The virtual private network systems
(VPN) enable organizations of all sizes, from small businesses to large enterprises and managed data service providers, to securely connect remote users, branch offices, business partners, and customers, taking full advantage of the cost savings and productivity enhancing benefits of virtual private networks. The voice and data products are designed for the new generation of network (NGN) architectures that cost-effectively integrate voice, video, and data on a single infrastructure, while providing reliability, ubiquity, and security to meet the challenges and dynamic requirements of the enterprise business environment from converged networks to e-business solutions.

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

Principal products of our Starworks subsidiary include the following:

     Cable and Related Components
     ----------------------------

     We design and market coaxial cable and related components through our Starworks Wireless subsidiary. Starworks originally provided pre-packaged components, primarily using cable, to the direct-to-home satellite dish industry. To increase sales and customer satisfaction, the satellite programming industry began offering professional installation with the purchase of a home satellite dish, limiting the sales of pre-packaged components. Starworks has transformed its business to provide installers and other OEM customers with components for various wireless installations. Starworks' primary focus is no longer specific to just the satellite industry but to the wireless industry in general, offering bulk cable, jumper cables consisting of certain lengths of cable with connectors pre-installed and related components. Now that the transition of the Starworks business has been completed, we are working to increase our sales of cable and related products to complement our overall wireless business.

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

Research And Development
------------------------

Research and development ("R&D") costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2004, 2003 and 2002. We spent approximately $250,000 $289,000 and $229,000 on R&D in 2004, 2003 and 2002, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Financial Information About Industry Segments.
----------------------------------------------

The Company has three reportable segments that are separate business units that offer different products as follows: distribution of wireless communication products, antenna manufacturing and cable products. Please see Note 10 to our consolidated financial statements, included in this report.

Employees
---------

At December 31, 2004, we had 94 full time employees including 46 in manufacturing and distribution, 18 in sales and customer support, 10 in engineering and product development, and 20 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Patents
-------

We currently hold 12 U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief Scientist, is the inventor of a patent valid through the year 2007, for micro strip antennas and multiple radiator array antennas. Mr. Shoemaker also is the inventor of a patent for a serpentine planar broadband antenna that expires in 2011. In addition, Mr. Shoemaker and Mr. Randall P. Marx, our Chief Executive Officer, are inventors of a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of a patent, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of a patent for a conformal antenna for a satellite dish, which expires in 2013, as well as of a patent for conformal antenna assemblies, which expires in 2016. Mr. Shoemaker and Mr. Marx each have permanently assigned to us all rights to these patents.

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

Dr. Donald A. Huebner, and Mr. Lovestead are the inventors of our Ultra-Broadband Thin Planar antenna patent, which is used for our Freedom Antenna(R) and will expire in 2022. Dr. Huebner is also one of our Directors. Dr. Huebner has permanently assigned to the Company all patent and other rights in the products covered by this utility patent.

Steven C. Olson, our Chief Technology Officer, is the inventor of our Partially Shared Antenna Aperture patent, which will expire September 7, 2024 and which is currently used in one of our fixed wireless access antennas

We have also filed a utility patent application with Mr. Olson, the inventor, for technology which is for our Omni-Dualbase(TM) antenna. Mr. Olson has permanently assigned to the Company all patent and other rights in the products covered by this utility patent and patent application, and all other products that have been and will be developed while employed by us.

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

We currently have four trademarks, ANTENNAS AMERICA, AIRBASE, UNIPAK and FREEDOM ANTENNA that are registered marks. We also have in use the following trademarks, which we anticipate will become registered: WALLDO, PARITY, ARC VLPA, DUALBASE, OMNIBASE, OMNI-DUALBASE, EXSITE, QUADSLANT, UNISHROUD, and FREEDOM ANTENNA PLUS.

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

Risk Factors.
-------------

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. We have a history of prior losses and there is no assurance that our operations will be profitable in the future. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001 and for the fiscal year ended December 31, 2003, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997 and again for the fiscal years ended December 31, 2002 and 2004. Profits for some of these years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 14 of this Annual Report on Form 10-K.

2. Our industry encounters rapid technological changes and there is no assurance that our research and development activities can timely lead to new and improved products when the market demands them. We do business in the wireless communications industries. This industry is characterized by rapidly developing technology. Changes in technology could affect the market for our products and necessitate additional improvements and developments to our products. We cannot predict that our research and development activities will lead to the successful introduction of new or improved products or that we will not encounter delays or problems in these areas. The cost of completing new technologies to satisfy minimum specification requirements and/or quality and delivery expectations may exceed original estimates that could adversely affect operating results during any financial period.

3. We rely on the protection of patents and certain manufacturing practices to protect our product designs and there is no assurance that these measures will be successful.. We attempt to protect our product designs by obtaining patents, when available, and by manufacturing our products in a manner that makes reverse engineering difficult. These protections may not be sufficient to prevent our competitors from developing products that perform in a manner that is similar to or better than our products. Competitors' successes may result in decreased margins and sales of our products.

4. We have limited financial resources available that may restrict our ability to grow. Additional capital from sources other than our operating cash flow may be necessary to develop new products. We cannot predict that this financing will be available from any source.

5. We face intense competition in our industry and there is no assurance that we will be able to adequately compete with our larger competitor. The communications and antenna industries are highly competitive, and we compete with substantially larger companies. These competitors have larger sales forces and more highly developed marketing programs as well as larger administrative staffs and more available service personnel. The larger competitors also have greater financial resources available to develop and market competitive products. The presence of these competitors could significantly affect any attempts to develop our business. However, we believe that we will have certain advantages in attempting to develop and market our products, including a more cost-effective technology, the ability to undertake smaller projects, and the ability to respond to customer requests more quickly than some larger competitors. We cannot be certain that these conclusions will prove correct.

6. Our success depends on the availability of efficient labor and we cannot predict that we will continue to have access to this labor at an affordable cost. We produce and assemble our antenna and coaxial cable kit products at our own facilities and are dependent on efficient workers for these functions. We cannot predict that efficient workers will continue to be available to us at a cost consistent with our budget.

7. The success of our business is highly dependent on key employees, some of whom do not have employment agreements with us. We are highly dependent on the services of our executive management, including Randall P. Marx, our Chief Executive Officer and Gregory Raskin, Winncom's CEO. The loss of the services of any of our executive management could have a material adverse effect on us.

8. We may incur significant costs in complying with new governmental regulations which affect our industry, and this may require us to divert funds we use for the development of our business and products . We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the Federal Communications Commission ("FCC") because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

9. Historically, there has been an extremely limited public market for our shares. We and we cannot predict that the recent trading volume will be sustained. Historically, there has been an extremely limited public market for our shares. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares, as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account. For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On March 1, 2005, the low bid price for the common stock was $0.147, the high asked price was $0.152 and the closing sale price was $0.147. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

10. We have not paid any cash dividends with respect to our shares, and it is unlikely that we will pay any cash dividends on our shares in the foreseeable future. We currently intend that any earnings that we may realize will be retained in the business for further development and expansion.

11. Other Risks. In addition, there are other risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and/or results of operations, including, without limitation:

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

Item 2. Properties
------------------

Our principal offices are located in Wheat Ridge, Colorado, where we lease approximately 50,000 square feet of office and warehouse space and where we have our corporate offices and where we manufacture antennas. This lease commenced on July 1, 2003 and expires on June 30, 2010.

In addition, we lease approximately 24,000 square feet of office and warehouse space at our Winncom facility in Solon, Ohio, where we sell and distribute component solutions for LAN/WAN communications systems. This lease expires in December 2005.

Item 3. Legal Proceedings
-------------------------

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No litigation exists at December 31, 2004 or at the date of this report that management believes will have a material impact on the financial position or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Company held its annual meeting of shareholders on November 9, 2004 and 143,624,165 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

     (1)  For election of the following nominees as directors:

                   Name               Number Of Shares For           Withheld
                   ----               --------------------           --------

           Sigmund A. Balaban              142,382,378              1,241,787
           Donald A. Huebner               142,155,876              1,468,289
           Randall P. Marx                 142,459,811              1,164,354
           Gregory Raskin                  142,511,031              1,113,134

     (2) Proposal to ratify the selection of HEIN + Associates, LLP as the Company's independent registered public accounting firm.

          Number of Shares:

          142,453,173 (For)         514,985 (Against)          656,007 (Abstain)

     (3) Proposal recommended by the Board Of Directors to amend our 1997 Stock Option and Compensation Plan to increase from 5,000,000 to 10,000,000 the number of shares of common stock issuable pursuant to options granted under our 1997 Stock Option and Compensation Plan;

          Number of Shares:

          71,567,004(For)           15,222,599 (Against)       392,399 (Abstain)
          56,440,223(Not Voting)

     (4) Proposed recommendation by the Board Of Directors to authorize the Board Of Directors to determine whether to effect a reverse stock split of our outstanding Common Stock at the time and at the ratio between 1 for 10 and 1 for 50 that the Board of Directors deems appropriate.

          Number of Shares:

          128,357,141 (For)         10,807,667 (Against)     4,459,357 (Abstain)

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
--------------------------------------------------------------------------------

Our common stock is traded in the over-the-counter market, and prices for our shares are quoted on the OTC Bulletin Board under the trading symbol "ARCS". Because trading in our shares is so limited, prices can be highly volatile.

The table below represents the range of high and low sales prices for our common stock during each of the quarters in the past two fiscal years as reported by the OTC Bulletin Board. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessary represent actual transactions.

                                  Common Stock
                                  ------------

                                         Sales Price
                                         -----------
Quarter Ended                     High                 Low
-------------                     ----                 ---
March 31, 2003                    $.12                $.08
June 30, 2003                      .16                 .09
September 30, 2003                 .26                 .10
December 31, 2003                  .24                 .12
March 31, 2004                     .22                 .13
June 30, 2004                      .17                 .09
September 30, 2004                 .16                 .10
December 31, 2004                  .21                 .12

On March 1, 2005, the closing sales price for our common stock was $0.147 and the approximate number of our shareholders of record was 411. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
---------------------------------------

For the year ended December 31, 2004, we recorded the issuance of 13,865 shares of common stock to directors for outstanding obligations for directors' fees in the amount of $2,000.

For the year ended Dececmber 31, 2004, the Company granted a total of 1,250,000 options, 1,000,000 to officers and 250,000 to outside directors.

Equity Compensation Plan Information.
-------------------------------------

Securities authorized for issuance under our equity compensation plans as of December 31, 2004 are as follows:

                                            Equity Compensation Plan Table

-------------------------------------- ------------------------- -------------------------- -------------------------
                                       Number of securities to       Weighted average         Number of securities
                                       be issued upon exercise       exercise price of      remaining available for
                                       of outstanding options,     outstanding options,         future issuance
                                         warrants and rights        warrants and rights
-------------------------------------- ------------------------- -------------------------- -------------------------
                                                 (a)                         (b)                      (c)
-------------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans approved
by security holders                                   2,375,000                       $.15                 6,459,000
-------------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans not
approved by security holders                                  0                          -                         -
-------------------------------------- ------------------------- -------------------------- -------------------------
Total                                                 2,375,000                       $.15                 6,459,000
-------------------------------------- ------------------------- -------------------------- -------------------------



ITEM 6.    Selected Consolidated Financial Data
------------------------------------------------

The following table sets forth selected consolidated financial data for each of the Company's last five fiscal years. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

                                               Selected Annual Consolidated Data

                                                              For the Years Ended December 31,
                                     --------------------------------------------------------------------------------------
                                          2004             2003               2002               2001              2000
                                          ----             ----               ----               ----              ----

Revenues                             $ 37,365,000      $ 30,596,000       $ 32,275,000      $ 30,940,000       $ 18,480,000
Gross Profit                            6,784,000         4,984,000          6,082,000         6,054,000          3,025,000
Income (loss) from operations             594,000          (473,000)           261,000        (2,611,000)        (1,905,000)
Net income (loss)                    $    688,000      $   (285,000)      $    307,000      $ (2,801,000)      $ (1,841,000)
Earnings (loss) per share:
Basic and diluted                    $       .004      $      (.002)      $       .002      $      (.019)      $      (.015)

                                     ----------------------------------------------------------------------------------------
                                           2004              2003               2002               2001              2000
                                           ----              ----               ----               ----              ----

Cash and cash equivalents             $   321,000        $   227,000        $   265,000        $   345,000        $ 1,078,000
Working capital                         7,289,000          7,049,000          3,502,000          5,589,000          4,039,000
Total Assets                           22,493,000         22,740,000         23,455,000         24,001,000         25,689,000
Total Liabilities                       7,031,000          7,968,000          8,451,000          9,354,000          8,234,000
Stockholders' equity                  $15,462,000        $14,772,000        $15,004,000        $14,647,000        $17,455,000

The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

                                                                            2004
                                             December 31           September 30           June 30              March 31
                                             -----------           ------------           -------              --------
Net sales                                    $ 10,685,000          $  9,495,000         $  9,952,000         $  7,233,000
Gross profit                                    1,781,000             1,878,000            1,768,000            1,357,000
Net income (loss)                            $    (53,000)         $    336,000         $    324,000         $     81,000
Net income (loss) per share                  $      (.001)         $       .002         $       .002         $       .001

                                                                            2003
                                             December 31           September 30           June 30              March 31
                                             -----------           ------------           -------              --------
Net sales                                    $ 8,676,000           $ 8,928,000          $ 6,877,000          $ 6,115,000
Gross profit                                   1,233,000             1,309,000            1,345,000            1,097,000
Net income (loss)                            $   (65,000)          $    60,000          $   109,000          $  (389,000)
Net income (loss) per share                  $     (.001)                 --            $      .001          $     (.002)

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
--------------------------------------------------------------------------------

Financial Condition

At December 31, 2004 we had approximately $7.3 million in working capital, which is a slight improvement over working capital at December 31, 2003 of $7.0 million. The increase in working capital from December 31, 2003 to December 31, 2004 is primarily due to reductions in bank debt of $377,000 and in trade payables of approximately $1 million while at the same time decreasing inventory by approximately $400,000, through improved inventory turns. Accrued expenses at December 31, 2004 were $890,000 which was $472,000 higher than in 2003. The increase in other accrued expenses in 2004 was due to customer deposits of $200,000, employer 401(k) matching of $58,000 and accrued bonuses of $170,000, of which approximately $120,000 was accrued in the fourth quarter of 2004.

We had total assets of $22.5 million as of December 31, 2004 as compared with $22.7 million as of December 31, 2003. The $200,000 decrease is primarily due to a reduction in inventory.

Liabilities decreased from $7.97 million at December 31, 2003 to $7.03 million at December 31, 2004, or approximately $940,000 primarily due to decreases in bank debt of approximately $377,000 and trade accounts payable of approximately $1.047 million offset by an increase in other accrued expenses of approximately $472,000.

We had net cash provided by operating activities of $706,000 for the year ended December 31, 2004 as compared to net used in operating activities of $239,000 for the year ended December 31, 2003 and $149,000 for the year ended December 31, 2002. The net cash provided by operations in 2004 is primarily the result of net income of $688,000. While inventory decreased in 2004, accounts payable and other accrued expenses were also decreased by approximately the same amount. The increase in the net cash used in operations in 2003 over 2002 is primarily the result of a net loss of $285,000 for 2003 as compared to net income of $307,000 in 2002. For 2003, there was a net decrease in accounts receivable from 2002 to 2003. Most of this decrease however was offset by increases in inventory and reductions in trade accounts payable. The net cash used in operating activities in 2003 was funded through increases in bank debt. The negative cash flow for 2002 was financed by the use of existing cash and increases in borrowings under the line of credit.

Management believes that current working capital, new and renewed bank lines of credit, see Note 2 to the Consolidated Financial Statements, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2005 and into the foreseeable future.

Off-Balance Sheet Arrangements
-------------------------------

We do not have any off-balance sheet arrangements.

Contractual Obligations

----------------------------------- --------------- ---------------------------------------------------------------
                                                                        Payments Due By Period
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
                                                    Less than 1                                      More than 5
                                    Total           Year           1-3 Years        3-5 Years            Years
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Lines of credit                         $3,118,000     $        -       $3,118,000              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Long-term debt                          $  618,000        493,000          125,000              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Capital lease obligations (1)           $  189,000         84,000           96,000          9,000                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Operating leases                        $1,491,000        319,000          479,000        530,000          163,000
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Purchase obligations (2)                $2,077,000      2,077,000                -              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------

(1) Obligation includes future payments of both principal and interest.

(2) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Results of Operations
---------------------

Fiscal Year Ended December 31, 2004 Compared To Fiscal Year Ended December 31, 2003
--------------------------------------------------------------------------------

Sales were $37.4 million and $30.6 million for the years ended December 31, 2004 and 2003, respectively. The $6.8 million increase in revenues for the year ended December 31, 2004 compared with the year ended December 31, 2003 is primarily due to a $5.9 million increase in Winncom's revenues, a $500,000 increase in the Wireless Communications Solutions Division's revenues, and a $400,000 increase in Starworks' revenues.

Gross profit margins were 18.2% and 16.3% for the year ended December 31, 2004 and December 31, 2003, respectively or an 11% increase. The higher gross margin for the year ended December 31, 2004 compared with the year ended December 31, 2003 is primarily the result of higher margins from the Wireless Communications Solutions Division whose margins increased from 35.6% to 43.5% as a result of product mix even though the percentage of revenues from the Wireless Communications Solutions Division compared to total revenues declined. For the year ended December 31, 2004, the Wireless Communications Solutions Division sales accounted for 17.2% of revenues as compared with the year ended December 31, 2003, in which the Wireless Communications Solutions Division sales accounted for 19.3% of revenues.

Selling, general and administrative expenses (SG&A) were approximately $6.190 million for the year ended December 31, 2004 compared to $5.457 million for the year ended December 31, 2003, an increase of approximately $733,000. Despite the increase in SG&A, SG&A as a percent of revenue decreased from 17.8% for the year ended December 31, 2003 to 16.6% for the year ended December 31, 2004. Salaries and wages remain the largest component of SG&A, constituting 55% of the total SG&A for the year ended December 31, 2004 and 51% for the year ended December 31, 2003. The total dollar amount of salaries and wages increased from $2.8 million for the year ended December 31, 2003 to $3.4 million for the year ended December 31, 2004. Nearly half the increase in salaries and wages between 2003 and 2004 is due to increases in sales commissions as a result of the 22% increase in revenues.

Net interest expense was $300,000 for the year ended December 31, 2004 compared with $190,000 for the year ended December 31, 2003. The primary reason for the increase in interest expense was due to accounts receivable factoring by the Wireless Communications Solutions Division, which commenced in December 2003. Interest expense from trade accounts receivable factoring was $113,000 in 2004 as compared to $13,000 in 2003. While the average balance outstanding on the line of credit was lower in 2004 as compared to 2003, the lower balance was offset by slightly higher interest rates. The average interest rate on the line of credit was 4.8% for the year ended December 31, 2004 as compared with 4.625% for the year ended December 31, 2003.

Other income in 2004 is primarily vendor early payment discounts that Winncom has taken advantage of as a result of it's improved cash flow. Those early payment discounts amounted to $373,000 in 2004 as compared to $63,000 in 2003. Also included in other income for the year ended December 31, 2003 is a gain from debt settlements of $148,000 and a refund of prior years' franchise taxes of $220,000, none of which occurred in 2004.

The Company had net income of $688,000 for the year ended December 31, 2004 as compared with a net loss of $285,000 for the year ended December 31, 2003. A 22 % increase in revenues as well as an 11% increase in gross margin, are the two main factors that contributed to profitability in 2004. Also contributing to profitability in 2004 was the fact that because of improved cash flow, Winncom could take advantage of early vendor payment discounts which were approximately $300,000 higher in 2004 as compared to 2003.

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

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2004, our net accounts receivable balance was $4,145,000.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2004, our inventory balance was $5,624,000.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2004, we had $10,937,000 of goodwill and intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $502,000 should be adequate for any exposure to loss in our accounts receivable as of December 31, 2004. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $712,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for the Company for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning July 1, 2005. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported in Footnote 1 to the Consolidated Financial Statements under the caption "Stock Based Compensation".

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our note payable to the bank which has a variable interest rate equal to KeyBank's existing bank prime rate (5.0% as of December 31, 2004) plus one-half percent. The prime interest rate increased from 4.0% to 5.0% in 2004 and increased to 5.25% in January 2005. An increase in the bank's prime interest rates on the notes payable by 1% would increase our yearly interest expense by approximately $37,000, assuming borrowed amounts remain outstanding at current levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-21 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None

Item 9A. Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision, and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, and as of the date of this report, are to the best of their knowledge, effective.

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

Item 9B Other Information
-------------------------

     None

                                    PART III

Item 10. Directors and Executive Officersof the Registrant
----------------------------------------------------------

Directors and Executive Officers.
---------------------------------

Our directors and executive officers are as follows:
----------------------------------------------------

     Name                    Age     Position with the Company                         Director Since
     ----                    ---     -------------------------                         --------------

     Randall P. Marx         52      Chief Executive Officer, Secretary, Director             1990

     Donald A. Huebner       59      Director                                                 1998

     Sigmund A. Balaban      63      Director                                                 1994

     Gregory E. Raskin       51      President, Director                                      2001

     Monty R. Lamirato       49      Chief Financial Officer, Treasurer                        -

     Steve C. Olson          48      Chief Technology Officer                                  -



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

Gregory E. Raskin. Mr. Raskin, President of the Company and Winncom. He founded Winncom in 1995 and joined us coincident with the acquisition of Winncom in May 2000. Mr. Raskin was elected as a Director of the Company in February 2001. Previous to Winncom, he was founder and President of a company that introduced (and certified) Wireless LANs to former Soviet Block Countries. He holds MS degrees in Electrical Engineering and Control System Engineering.

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

Steven C. Olson. Mr. Olson serves as our Chief Technology Officer. Prior to joining ARC Wireless in August 2001, Mr. Olson was employed at Ball Aerospace for 14 years, including the last five years as Director of Engineering for Ball's Wireless Communications Solutions Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball's high performance, low cost AirBASE(TM)antenna technology, specifically for use in its future commercial wireless business. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively.

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

Audit Committee Financial Expert

The board of directors has determined that at least one member of the audit committee, Mr. Sigmund A. Balaban, is an audit committee financial expert.

Audit Committee Charter

Our Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the Audit Committee charter annually.

Compensation Committee

The Board of Directors currently has a Compensation Committee, consisting of Randall P. Marx, Gregory E. Raskin and Sigmund A. Balaban, which did not meet during the fiscal year ended December 31, 2003.

Nominating Committee

The Company does not currently have a standing nominating committee of the Board of Directors because it believes that the nominating functions should be relegated to the full Board. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Code of Ethics
--------------

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company's officers, directors and principal financial officer adhere to a reasonably responsible code of ethics and as such, we have adopted a code of ethics that applies to our executive officers, including Mr. Marx, our Chief Executive Officer, Mr. Raskin, our President, Mr. Lamirato, our Chief Financial Officer, and Mr. Olson, our Chief Technology Officer.

Item 11. Executive Compensation
-------------------------------

Summary Compensation Table.
---------------------------

The following table sets forth in summary form the compensation of our Chief Executive Officer and each other executive officer who received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 2004 (the "Named Executive Officers").

                                                                                         Long Term Compensation
                                                                            --------------------------------------------------
                                           Annual Compensation                      Awards                   Payouts
                               --------------------------------------------         ------                   -------
                                                                            Restricted  Securities
                                                             Other Annual   Stock       Underlying     LTIP      All Other
                               Fiscal    Salary     Bonus    Compensation     Awards      Options    Payouts    Compensation
Name and Principal Position     Year    ($) (1)    ($) (2)      ($) (3)        ($)          (#)      ($) (4)        ($) (5)
------------------------------ -------- --------- ---------- -------------- ----------- ------------ --------- ---------------

Randall P. Marx                2004      195,000     90,000              0           0            0         0               0
Chief Executive Officer,
Secretary and Director         2003      195,000          0              0           0            0         0               0

                               2002      195,000     70,000              0           0    1,000,000         0               0

Gregory E. Raskin              2004      321,000     90,000              0           0            0         0               0
President, and Director
                               2003      300,000     25,000              0           0            0         0               0

                               2002      277,000     50,000              0           0            0         0               0

Monty R. Lamirato              2004     135,000           0                                 500,000         0               0
Chief Financial Officer and
Treasurer                      2003     125,000      20,000              0           0            0         0               0

                               2002     118,000      27,000              0           0      175,000         0               0

Steve C. Olson                 2004     162,000      37,000              0           0      500,000         0               0
Chief Technology Officer
                               2003     155,000      16,000              0           0            0         0               0

                               2002     155,000      19,000              0           0            0         0               0

Burton Calloway                2003     107,000           0              0           0            0         0               0
Executive Vice President(6)
                               2002     115,000      19,000              0           0      200,000         0               0

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

Option Grants in Last Fiscal Year
---------------------------------

The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2004 under the Company's incentive plans. During fiscal year
2004, the Company granted stock options totaling 1,000,000 under the Company's
Incentive Plans to Named Executive Officers.

                        Option Grants In Last Fiscal Year

----------------------- -------------- -------------- ----------- --------------- ----------------------------
                          Number of     % of Total                                Potential Realizable Value
                         Securities       Options                                   at Assumed Annual Rates
                         Underlying     Granted to    Exercise                          of Stock Price
                           Options     Employees in   Price         Expiration    Appreciation for Option Term
         Name            Granted (#)    Fiscal Year   ($/Share)        Date             5%             10%
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Randall P. Marx                     0              -         N/A             N/A            N/A           N/A
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Gregory E. Raskin                   0              -         N/A             N/A            N/A           N/A
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Monty R. Lamirato             500,000            40%        $.12        7/1/2007        $69,000       $80,000
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Steve C. Olson                500,000            40%        $.12       8/22/2007        $69,000       $80,000
----------------------- -------------- -------------- ----------- --------------- -------------- -------------
Burton Calloway (1)                 0              -         N/A             N/A            N/A           N/A
----------------------- -------------- -------------- ----------- --------------- -------------- -------------

(1)  Mr. Calloway was Executive Vice President of our Wireless Communications
     Solutions Division until July 7, 2003 when his employment terminated.


Aggregated Option Exercises for Last Fiscal Year and Fiscal Year-End
Option Values
--------------------------------------------------------------------------------

The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 2004 by the Named Executive
Officers and the value of unexercised stock options held by the Named Executive
Officers as of December 31, 2004.

                           Aggregated Option Exercises
                     For Fiscal Year Ended December 31, 2004
                         And Year-End Option Values (1)

---------------------- -------------- --------------------- --------------------------- ----------------------------
                                                               Number of Securities        Value of Unexercised
                                                              Underlying Unexercised              In-the-
                                                             Options at Fiscal Year-         Money Options at
                                                                   End (#) (4)            Fiscal Year-End ($) (5)
---------------------- -------------- --------------------- ------------ -------------- ------------ ---------------
                       Shares
                       Acquired on
        Name           Exercise (2)   Value Realized ($)    Exercisable  Unexercisable  Exercisable  Unexercisable
        ----           ------------   -------------------   -----------  -------------  -----------  -------------
                                      (3)
---------------------- -------------- --------------------- ------------ -------------- ------------ ---------------

Randall P. Marx                    0                     0    1,000,000                           0               0
---------------------- -------------- --------------------- ------------ -------------- ------------ ---------------

Gregory E. Raskin                  0                     0            0              0            0               0
---------------------- -------------- --------------------- ------------ -------------- ------------ ---------------

Monty R. Lamirato                  0                     0      675,000              0      $10,000               0
---------------------- -------------- --------------------- ------------ -------------- ------------ ---------------

Steve C. Olson                     0                     0      500,000              0      $10,000               0
---------------------- -------------- --------------------- ------------ -------------- ------------ ---------------

(1)  No stock appreciation rights are held by any of the Named Executive
     Officers.

(2) The number of shares received upon exercise of options during the year ended December 31, 2004.

(3) With respect to options exercised during the year ended December 31, 2004, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of December 31, 2004, separated between those options that were exercisable and those options that were not exercisable on that date.

(5) For all unexercised options held as of December 31, 2004, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 2004. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $0.14 per share on December 31, 2004.

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

1997 Stock Option and Compensation Plan
---------------------------------------

In November 1997, the Board of Directors approved our 1997 Stock Option and Compensation Plan (the "Plan"). Pursuant to the Plan, we may grant options to purchase an aggregate of 5,000,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan, except that the option committee shall not administer the Plan with respect to automatic grants of options to our directors who are not our employees. The option committee may be the entire Board or a committee of the Board. On November 9, 2004, the shareholders approved to amend the 1997 Stock Option and Compensation Plan to allow for an aggregate of 10,000,000 options to be granted under "the Plan".

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

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2004 and 2002, at an exercise price of $.16 and $.13 per share, respectively. No options were granted during 2003.

As of December 31, 2004, there were 200,000 exercisable options outstanding related to the grants to Outside Directors. Dr. Donald Huebner's employment terminated on January 31, 2002 but he continues as a Director of the Company, as such all of his options are disclosed as Outside Directors options.
In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. There were no options granted in 2003 but in 2004 and 2002, the Board granted a total of 2,175,000 options under the Plan to employees with exercise prices ranging from $.12 to $.18. As of December 31, 2004, there were 2,175,000 exercisable options outstanding related to grants to employees, all of which were granted under the Plan.

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

Outside Directors vested 200,000, 100,000 and 175,000 stock options, respectively, during fiscal years ended December 31, 2004, 2003 and 2002. Outside Directors earned $2,000, $1,000 and $2,250, respectively in meeting attendance fees in 2004, 2003 and 2002, respectively and were paid with the issuance of 13,865 shares of restricted common stock in 2004, the issuance of 9,280 shares of restricted common stock in 2003 and 26,841 shares of restricted common stock in 2002.

Other Arrangements. During the year ended December 31, 2001, no compensation was paid to our Outside Directors other than pursuant to the standard compensation arrangements described in the previous section. During the years ended December 31, 2004, 2003 and 2002 Mr. Sigmund Balaban, one of our outside directors was paid $30,000, $30,000 and $15,000, respectively, in connection with his position as Chairman of the Audit Committee.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements
--------------------------------------------------------------------------------

We entered into a new employment agreement with Mr. Marx effective January 2, 2002, which terminated on January 2, 2004. In accordance with his employment agreement, Mr. Marx received an annual base salary of $195,000 in 2002 and 2003 and a bonus of $70,000 for 2002. He did not earn a bonus for 2003. We entered into a new three year employment agreement with Mr. Marx effective January 2, 2004. In accordance with his employment agreement, Mr. Marx is to receive an annual base salary of $195,000 in 2004, $235,000 in 2005 and $245,000 in 2006.
In addition, Mr. Marx can receive bonuses up to $90,000, $100,000 and $150,000 in 2004, 2005 and 2006, respectively if certain net profit goals are achieved. Mr. Marx earned a bonus for $90,000 for 2004.

We entered into a written employment agreement with Gregory E. Raskin, President of our Winncom subsidiary and beneficial owner of 2.7 percent of our stock, or 4,069,162 shares, effective May 24, 2000. The employment agreement was for the period May 24, 2000 through May 31, 2002, at an annual base salary of $250,000. Mr. Raskin also was eligible to earn bonuses of up to $500,000 over the term of the agreement, based on Winncom's periodic attainment of certain revenues and earnings objectives, no bonus was earned in 2001. Mr. Raskin also received options to purchase 250,000 shares of our common stock at a price of $0.89 per share from December 19, 2000 through May 24, 2002. We entered into a new employment agreement with Mr. Raskin effective as of June 1, 2002 with a term of two and one-half years. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $300,000 per year. Mr. Raskin was eligible to receive bonuses for each of the years ending December 31, 2002, 2003 and 2004 of between $50,000 and $300,000 depending upon Winncom achieving certain predetermined revenues and EBIDTA goals for those periods. Mr. Raskin earned a bonus of $25,000 and $50,000 for 2003 and 2002, respectively. In September 2004, we entered into a new two and one-half year employment agreement with Mr. Raskin effective October 1, 2004. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $385,000 per year. Mr. Raskin was eligible to receive bonus for the year ending December 31, 2004 between $25,000 and $90,000 depending upon Winncom achieving certain predetermined net income goals and MR. Raskin will earn a bonus of $10% of net income for the years ended December 31, 2005 and 2006. Mr. Raskin earned a bonus of $90,000, $25,000 and $50,000 for
2004, 2003 and 2002, respectively.

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

We entered into a written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111,000, adjusted to $125,000 on July 1, 2002. Mr. Lamirato also is eligible to earn bonuses of $35,000 or 3% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), whichever is greater, over the term of the agreement. Mr. Lamirato earned a bonus of $20,000 for 2003, and $27,000 for 2002. Mr. Lamirato also received options to purchase 350,000 shares of our common stock at prices ranging from $.14 to $0.33 per share exercisable from June 22, 2001 through June 30, 2004. We entered into a new written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective July 1, 2004. The employment agreement is for the period July 1, 2004 through June 30, 2005, at an annual base salary of $145,000. In addition, Mr. Lamirato also received options to purchase 500,000 shares of our common stock at $0.12 per share exercisable from July 1, 2004 to July 1, 2007.

We entered into a written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $16,000, in 2003 and $19,000 in 2002. Mr. Olson also received options to purchase 500,000 shares of our common stock at a price of $0.27 per share from August 13, 2001 through August 13, 2004. We entered into a new written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 22, 2004. The employment agreement is for the period August 22, 2004 through August 22, 2007 at an annual base salary of $175,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $37,000 in 2004. Mr. Olson also received options to purchase 500,000 shares of our common stock at a price of $0.12 per share from August 22, 2004 through August 22, 2007.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee is composed of our Chief Executive Officer/Secretary, our President and one non-employee director.

On September 25, 2001 the Company and Randall Marx signed a 6% promissory note pursuant to which Mr. Marx borrowed $35,000 from the Company. This note was repaid in full on May 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information as of March 1, 2005 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                Number of Shares
   Name and Address of Beneficial Owner      Beneficially Owned (1)         Percent of Class
   ------------------------------------      ----------------------         ----------------

Randall P. Marx                                     9,454,195(2)                     6.1%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Sigmund A. Balaban                                  1,566,892(3)                      1%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Donald A. Huebner                                     163,224(4)                       *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Gregory E. Raskin                                   4,069,162(5)                     2.6%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Steve Olson                                           561,422(8)                       *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Monty R. Lamirato                                     719,210(6)                       *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Michael Maness                                         219,405(7)                      *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033




                                                Number of Shares
   Name and Address of Beneficial Owner      Beneficially Owned (1)         Percent of Class
   ------------------------------------      ----------------------         ----------------

Barry Nathanson                                     11,798,559                       7.7%
6 Shore Cliff Place
Great Neck, NY  11023

Hudson River Investments, Inc.                      12,373,225                       8.0%
Nemazee Capital Corp.
720 Fifth Avenue
New York, NY 10019

Evansville Limited                                   9,415,410                       6.1%
c/o Quadrant Management Inc.
720 Fifth Avenue, 9th Floor
New York, NY  10019

All officers and directors                          16,753,510(2)(3)(4)(5)(6)       10.8%
as a group (seven persons)

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

(2) Includes 8,312,665 shares directly held by Mr. Marx, 73,067 shares in his ARC Wireless 401(k) account, 40,000 shares held by his spouse's IRA and 28,463 shares owned beneficially through a 50% ownership of an LLC. Includes options to purchase 1,000,000 shares at $.18 per share until January 2, 2007, granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable. This does not include shares owned and warrants owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's parents are trustees, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 155,000 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

(3) Includes 1,441,892 shares directly held by Mr. Balaban and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 125,000 shares at $0.16 per share until February 26, 2006, all of which are currently exercisable.

(4) Includes 88,224 shares directly held by Dr. Huebner and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 75,000 shares at $0.16 per share until February 26, 2006, all of which are currently exercisable.

(5) Includes 3,898,389 shares directly held by Mr. Raskin and 170,773 shares beneficially owned by a partnership in which Mr. Raskin is a partner.

(6) Consists of 44,210 shares in Mr. Lamirato's ARC Wireless 401(k) account and options to purchase 175,000 shares at $.14 per share until June 30, 2005 and options to purchase 500,000 shares until July 1, 2007, all granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.

(7) Consists of 196,400 shares directly held by Mr. Maness and 23,005 shares in his ARC Wireless 401(k) account.

(8) Consists of 61,422 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 500,000 shares at $.16 per share until August 22, 2007, granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Other than the employment agreements describe above under the subheading "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements", there have been no transactions involving the Company and any director, officer of 5% or greater shareholder, or any of their respective family members, involving a dollar amount in excess of $60,000.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

The Audit Committee reviews and determines whether specific projects or expenditures with our independent registered public accounting firm (auditors), HEIN & ASSOCIATES LLP potentially affect their independence. The Audit Committee's policy requires that all services the Company's independent registered public accounting firm (auditor) may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting.

The following table sets forth the aggregate fees billed to us by HEIN & ASSOCIATES LLP for the years ended December 31, 2004, 2003 and 2002:


                                     2004            2003           2002
                                     ----            ----           ----

Audit fees                       $ 99,000(1)    $ 90,000 (1)   $83,000 (1)
Audit-related fees                     --(2)          -- (2)        -- (2)
Tax fees                            9,000(3)      12,000 (3)    11,000 (3)
All other fees                         --                        2,000
                                 -------------------------------------
Total audit and non-audit fees   $108,000       $102,000       $96,000
                                 =====================================

(1) Includes fees for professional services rendered for the audit of ARC's annual financial statements and review of ARC's annual report on Form 10-K for the year 2004, 2003 and 2002 and for reviews of the financial statements included in ARC's quarterly reports on Form 10-Q for the first three quarters of fiscal 2004, 2003 and 2002 and related SEC registration statements.

(2) Includes fees billed for professional services rendered in fiscal 2004, 2003 and 2002, in connection with acquisition planning and due diligence.

(3) Includes fees billed for professional services rendered in fiscal 2004, 2003 and 2002, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

         (1) Financial Statements

         Report of Independent Registered Public Accounting Firm...........F-1

         Consolidated Balance Sheets at December 31, 2004 and 2003.........F-2

         Consolidated Statements of Operations for the Years Ended
                December 31, 2004, 2003 and 2002...........................F-3

         Consolidated Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2004, 2003 and 2002.......F-4

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2004, 2003 and 2002...........................F-5

         Notes to Consolidated Financial Statements........................F-6

         (2) Financial Statement Schedules

           Schedule II
           -----------

           Consolidated Valuation Accounts

           -------------------------------------- ---------------- ----------------- ---------------- --------------
                                                    Balance,         Charges to
                                                   Beginning of       Cost and          Write-offs,        Balance,
                                                       Year           Expenses       Net of Recoveries   End of Year
           -------------------------------------- ---------------- ----------------- ---------------- --------------
           Allowance for Doubtful Accounts
           -------------------------------------- ---------------- ----------------- ---------------- -------------
           Years Ended December 31,
            -------------------------------------- ---------------- ----------------- ---------------- -------------
           2004                                        $  257,000           308,000         (63,000)        $502,000
           -------------------------------------- ---------------- ----------------- ---------------- --------------
           2003                                        $  987,000           193,000        (923,000)        $257,000
           -------------------------------------- ---------------- ----------------- ---------------- --------------
           2002                                        $1,000,000           528,000        (541,000)        $987,000
           -------------------------------------- ---------------- ----------------- ---------------- --------------



     (3) Exhibits.
         ---------
                                  EXHIBIT INDEX

   Exhibit Number                                Description
   --------------                                -----------

   3.1a              Articles of Incorporation of Westcliff  Corporation,  now known as Antennas America,  Inc. (the
                     "Company"),  are  incorporated  herein by reference from the Company's  Form S-18  Registration
                     Statement dated December 1, 1987 (File No. 33-18854-D).
   3.1b              Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the
                     Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989
                     (File No. 33-18854-D).
   3.1c              Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated
                     March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to
                     Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D)
   3.1d              Amended And Restated Articles Of Incorporation dated October 11, 2000 (5)
   3.2               Bylaws of the Company as amended and restated on March 25, 1998 (6)
   10.1              Employment  Agreement  dated as of October 1, 1998  between  the Company and Randall P. Marx is incorporated by reference from the Company's Annual Report on From 10-KSB for the year ended December 31, 1998 (File No. 000-18122)
   10.2              Promissory Note dated February 15, 1999 from the Company to Jasco Products Co., Inc. (2)
   10.3              Stock Option Agreement dated February 15, 1999 between the Company and Jasco Products Co., Inc. (2)
   10.4              Agreement between and among Winncom Technologies Inc.,  Winncom Technologies Corp. and the
                     Company dated May 24, 2000 (3)
   10.5              Employment  Agreement dated as of May 24, 2000 between Winncom Technologies Corp. and Gregory
                     E. Raskin (5)
   10.6              Agreement between and among  Starworks Technology, Inc., Starworks Wireless Inc. and the Company dated
                     September 29, 2000 (4)
   10.7              Employment Agreement dated as of June 22, 2001 between ARC Wireless Solutions, Inc. and Monty R. Lamirato (7)
   10.8              Employment  Agreement  dated as of August 13, 2001  between ARC  Wireless  Solutions,  Inc. and
                     Steven C. Olson (7)
   10.9              Employment  Agreement dated as of May 30, 2000 between ARC Wireless  Solutions,  Inc. (formerly
                     Antennas America, Inc.) and Burton J. Calloway (7)
   10.10             Employment Agreement dated as of January 2, 2002 between the Company and Randall P. Marx. (8)
                     Employment  Agreement dated as of June 1, 2002 between Winncom  Technologies  Corp. and Gregory
   10.11             E. Raskin. (8)
   10.12             Employment Agreement dated as of July 1, 2002 between the Company and Monty R. Lamirato.(8)
   10.13             Employment Agreement effective January 2, 2004 between the Company and Randall P. Marx.
   10.14             Employment  Agreement effective October 1, 2004 between Winncom  Technologies Corp. and Gregory
                     E. Raskin.
   10.15             Employment Agreement effective July 1, 2004 between the Company and Monty R. Lamirato.
   14.1              Code of Ethics (9)
   31.1              Officers'  Certifications of Periodic Report pursuant to Section 302 of  Sarbanes-Oxley  Act of 2002
   32.1              Officers'  Certifications of Periodic Report pursuant to Section 906 of  Sarbanes-Oxley  Act of 2002
   21                Subsidiaries of the Registrant




---------------------------
(1)      Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)
(2)      Incorporated by reference from the Company's Form SB-2 Registration Statement filed February 9, 2000 (File No. 333-96485)
(3)      Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000
(4)      Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on October 13, 2000
(5)      Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001
(6)      Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998
(7)      Incorporated by reference from the Company's Form 10-KSB for December 31, 2001 filed on April 1, 2002
(8)      Incorporated by reference from the Company's Form 10-KSB for December 31, 2002 filed on March 28, 2003.
(9)      Incorporated by reference from the Company's Form 10-K for December 31, 2003 filed on March 30, 2004

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ARC Wireless Solutions, Inc.


Date:  March 29, 2005                By:  /s/ Randall P. Marx
                                        --------------------------------
                                     Randall P. Marx, Chief Executive Officer

Date:  March 29, 2005                By:  /s/ Monty R. Lamirato
                                        --------------------------------
                                     Monty R. Lamirato, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                                Signatures

March 29, 2005                                      /s/ Sigmund A. Balaban
                                                    ----------------------------
                                                    Sigmund A. Balaban, Director

March 29, 2005                                      /s/ Gregory E. Raskin
                                                    ---------------------------
                                                     Gregory E. Raskin, Director

March 29, 2005                                      /s/ Donald A. Huebner
                                                    ---------------------------
                                                     Donald A. Huebner, Director

Reports of Independent Registered Public Accounting Firm


The Board of Directors
ARC Wireless Solutions, Inc.
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of ARC Wireless Solutions, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Hein & Associates LLP

Denver, Colorado
February 18, 2005

                                       ARC Wireless Solutions, Inc.
                                       Consolidated Balance Sheets

                                                                                       December 31,
                                                                                2004                  2003
                                                                           ----------------------------------
Assets
Current assets:
   Cash                                                                    $    321,000          $    227,000
   Accounts receivable trade, net of allowance for doubtful accounts
     of $502,000 and $257,000, respectively                                   4,145,000             4,543,000
   Accounts receivable vendors                                                  688,000               248,000
   Inventory, net                                                             5,624,000             6,081,000
   Other current assets                                                         209,000               117,000
                                                                           ----------------------------------
Total current assets                                                         10,987,000            11,216,000

Property and equipment, net                                                     527,000               531,000

Other assets:
   Goodwill, net                                                             10,824,000            10,824,000
   Intangible assets, net                                                       113,000               110,000
   Other assets                                                                  42,000                59,000
                                                                           ----------------------------------
Total assets                                                               $ 22,493,000          $ 22,740,000
                                                                           ==================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                        $  2,253,000          $  3,300,000
   Bank debt - current                                                          493,000               409,000
   Accrued expenses                                                             890,000               418,000
   Current portion of capital lease obligations                                  62,000                40,000
                                                                           ----------------------------------
Total current liabilities                                                     3,698,000             4,167,000

Capital lease obligations, less current portion                                  90,000                97,000
Bank debt, less current portion                                               3,243,000             3,704,000
                                                                           ----------------------------------
Total liabilities                                                             7,031,000             7,968,000
                                                                           ----------------------------------

Commitments (Notes 7 and 9)
Stockholders' equity: (Note 3)
   Common stock, par value $.0005;
      250,000,000 shares authorized; 155,857,000 and
      155,843,000 shares issued, respectively                                    78,000                78,000
   Preferred stock, par value $.001;
      2,000,000 shares authorized; no shares issued and outstanding                --                    --
   Additional paid-in capital                                                21,704,000            21,702,000
    Treasury stock (1,962,000 shares)                                        (1,195,000)           (1,195,000)
   Accumulated deficit                                                       (5,125,000)           (5,813,000)
                                                                           ----------------------------------
Total stockholders' equity                                                   15,462,000            14,772,000
                                                                           ----------------------------------
Total liabilities and stockholders' equity                                 $ 22,493,000          $ 22,740,000
                                                                           ==================================

See accompanying notes to consolidated financial statements.



                          ARC Wireless Solutions, Inc.
                      Consolidated Statements of Operations

                                                                        Year Ended December 31,
                                                            2004                   2003                  2002
                                                        --------------------------------------------------------

Sales, net                                              $ 37,365,000          $ 30,596,000          $ 32,575,000
Cost of sales                                             30,581,000            25,612,000            26,493,000
                                                        --------------------------------------------------------
      Gross profit                                         6,784,000             4,984,000             6,082,000

Operating expenses:
   Selling, general and administrative expenses            6,190,000             5,457,000             5,821,000
                                                        --------------------------------------------------------
Total operating expenses                                   6,190,000             5,457,000             5,821,000
                                                        --------------------------------------------------------
      Income (Loss) from operations                          594,000              (473,000)              261,000

Other income (expense):
   Interest expense                                         (300,000)             (190,000)             (207,000)
   Other income                                              447,000               444,000               303,000
                                                        --------------------------------------------------------
      Total other income (expense)                           147,000               254,000                96,000
                                                        --------------------------------------------------------

Income (Loss) before income taxes                            741,000              (219,000)              357,000
Less provision for income taxes                              (53,000)              (66,000)              (50,000)
                                                        --------------------------------------------------------
Net income (loss)                                       $    688,000          $   (285,000)         $    307,000
                                                        --------------------------------------------------------

Basic and diluted income (loss) per share               $       .004          $      (.002)         $       .002
                                                        --------------------------------------------------------


See accompanying notes to consolidated financials statements.



                                             ARC Wireless Solutions, Inc.
                            Consolidated Statements of Changes in Stockholders' Equity
                                         (Shares and amounts in thousands)


                                                 Common Stock          Common     Additional   Treasury
                                            -----------------------    Stock     Paid in         Stock          Accumulated
                                             Shares      Amount      Reserved    Capital    Shares     Amount     Deficit
                                            -------------------------------------------------------------------------------
Balances, January 1, 2002                    154,304    $     77        --     $ 21,522     (1,459)   $ (1,117)   $ (5,835)

Common stock issued in a private                 755           1                    107
 placement transaction, net of
 expenses of $17
Common stock acquired in connection                                                           (500)        (75)
 with settlement of Starworks
 litigation (500 shares)
Common stock issued for consulting               100                                 17
 services
Common stock issued for directors' fees           26                                  3
Common stock odd lot repurchase
 (2 shares)                                                                                     (3)         (3)
Net income                                                                                                             307
                                             -----------------------------------------------------------------------------
Balances, December 31, 2002                  155,185    $     78        --     $ 21,649     (1,962)   $ (1,195)   $ (5,528)

Issuance of common stock to 401(K) Plan          649                                 52
Common stock issued for directors' fees            9                                  1
Net loss                                                                                                              (285)
                                             -----------------------------------------------------------------------------
Balances, December 31, 2003                  155,843    $     78        --     $ 21,702     (1,962)   $ (1,195)   $ (5,813)
                                             -----------------------------------------------------------------------------

Common stock issued for directors' fees           14        --                        2                                688
Net income
                                             -----------------------------------------------------------------------------
Balances, December 31, 2004                  155,857    $     78        --     $ 21,704     (1,962)   $ (1,195)   $ (5,125)
                                             =============================================================================

See accompanying notes to consolidated financial statements.



                                                  ARC Wireless Solutions, Inc.
                                              Consolidated Statements of Cash Flows

                                                                                       Year Ended December 31,
                                                                               2004              2003              2002
                                                                           -----------------------------------------------

Operating activities
Net Income (loss)                                                          $   688,000       $  (285,000)      $   307,000
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                             251,000           286,000           308,000
     Provision for doubtful receivables                                        308,000           193,000           528,000
     Non-cash expense for issuance of stock and options                          2,000            53,000            20,000
     Gain on debt settlements                                                     --            (148,000)         (267,000)
     Loss on disposition of assets                                                --                --               9,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                                  (349,000)        1,170,000          (782,000)
       Inventory                                                               457,000          (684,000)          541,000
       Other current assets                                                    (92,000)           14,000           (14,000)
       Accounts payable and accrued expenses                                  (575,000)         (848,000)         (795,000)
       Other                                                                    16,000            10,000            (4,000)
                                                                           -----------------------------------------------
Net cash provided by (used in) operating activities                            706,000          (239,000)         (149,000)

Investing activities
Patent acquisition costs                                                       (19,000)          (15,000)          (41,000)
Purchase of property and equipment                                            (164,000)         (158,000)          (79,000)
                                                                           -----------------------------------------------
Net cash used in investing activities                                         (183,000)         (173,000)         (120,000)

Financing activities
Repayment of notes payable - others and capital lease obligations             (513,000)          (21,000)          (13,000)
Purchase of treasury stock                                                        --                --             (78,000)
Proceeds from private placement, including warrant exercises, net                 --                --             108,000
Net borrowings under line of credit agreements                                  84,000           395,000           172,000
                                                                           -----------------------------------------------
Net cash provided by (used in) financing activities                           (429,000)          374,000           189,000
                                                                           -----------------------------------------------

Net decrease in cash                                                            94,000           (38,000)          (80,000)
Cash, beginning of period                                                      227,000           265,000           345,000
                                                                           -----------------------------------------------
Cash, end of period                                                        $   321,000       $   227,000       $   265,000
                                                                           ===============================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                   $   328,000       $   190,000       $   190,000
   Cash paid for taxes                                                          51,000            79,000            50,000
Supplemental schedule of non-cash investing and financing activities:
  Purchase of assets under capital lease financing                         $    67,000       $   139,000              --

See accompanying notes to consolidated financial statements

                                                           F-5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

1. Organization and Summary of Significant Accounting Policies, continued

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of $5.1 million since inception in 1989. In 2004 and 2002 the Company was able to increase sales, increase gross margin and decrease SG&A expenses as a percentage of revenues and generate net income but in 2003 the Company had a slight decrease in sales, gross margin and SG&A costs and generated a loss of $285,000. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and available borrowings on existing bank lines of credit, together with additional equity infusions that management believes would be available, will be sufficient to allow the Company to maintain its operations through December 31, 2005.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

1. Organization and Summary of Significant Accounting Policies, continued

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                           2004                2003
                                       -------------------------------
         Raw materials                 $   917,000         $   963,000
         Work in progress                  112,000             127,000
         Finished goods                  5,307,000           5,489,000
                                       -------------------------------
                                         6,336,000           6,579,000
         Inventory reserve                (712,000)           (498,000)
                                       -------------------------------
          Net inventory                $ 5,624,000         $ 6,081,000
                                       ================================

Property and Equipment

Property and equipment are stated at acquired cost. The Company uses the straight-line method over estimated useful lives of three to seven years to compute depreciation for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. Property and equipment consist of the following at December 31:

                                                       2004             2003
                                                   ----------------------------

         Machinery and equipment                   $ 1,116,000      $ 1,031,000
         Computer equipment and software               510,000          420,000
         Furniture and fixtures                        251,000          215,000
         Leasehold improvements                        132,000          112,000
                                                   ----------------------------
                                                     2,009,000        1,778,000
         Accumulated depreciation                   (1,482,000)      (1,247,000)
                                                   ----------------------------
                                                   $   527,000      $   531,000
                                                   ============================

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $235,000, $271,000 and $294,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $16,000, $15,000 and $14,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                                                    2004              2003
                                                    ----              ----

     Patents                                    $    235,000      $    216,000
     Assembled workforce                             125,000           125,000
     Distribution network                            150,000           150,000
     Goodwill                                     11,889,000        11,889,000
                                                ------------------------------
                                                  12,399,000        12,380,000
     Accumulated amortization                     (1,462,000)       (1,446,000)
                                                ------------------------------
     Goodwill and intangible assets, net        $ 10,937,000      $ 10,934,000
                                                ==============================

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

1. Organization and Summary of Significant Accounting Policies, continued

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of cost of sales.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $250,000, $289,000 and $229,000 respectively, for the years ended December 31, 2004, 2003 and 2002.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $22,000, $105,000 and $86,000 in 2004, 2003 and 2002, respectively.

Product Warranty

The Company's vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. The Company does warranty products it manufactures and records a provision for estimated warranty costs at the time of the sale and periodically adjusts the provision to reflect actual experience. Warranty expense was not material to the Company's consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

1. Organization and Summary of Significant Accounting Policies, continued

Stock Based Compensation, continued

The following table illustrates the effect on net income (loss) and earnings
(loss) per share had compensation expense for the Company's plans been determined using the fair value-based method:

                                                                                 Year Ended December 31,
                                                                -------------------------------------------------------
                                                                     2004                 2003                   2002
                                                                -------------------------------------------------------
      Net income (loss) as reported                             $     688,000        $    (285,000)       $     307,000
      Add: tock based compensation includedin
      reported net income (loss)                                         --                   --
      Deduct: Stock-based compensation cost
       under SFAS 123                                                (86,000)             (81,000)            (177,000)
                                                                -------------        -------------        -------------
      Pro forma net income (loss)                               $     602,000        $    (366,000)       $     130,000
                                                                =============        =============        =============

      Pro forma shares used in the calculation of pro
      forma net income (loss) per common share-basic
      and diluted                                                 153,888,000          153,400,000          153,500,000
      Reported  net income (loss) per common share -
      basic and diluted                                         $        .004        $       (.002)       $        .002
      Pro forma net income (loss) per common share -
      basic and diluted                                         $        .004        $       (.002)       $        .001

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123.
Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

     -----------------------------------------------------------------------------
                                                  Year Ended December 31,
     -----------------------------------------------------------------------------
                                             2004           2003          2002
     ------------------------------------------------- --------------- -----------
     Volatility                                  1.04               -         1.5
     ------------------------------------------------- --------------- -----------
     Expected life of options (in years)            2               -           2
     ------------------------------------------------- --------------- -----------
     Dividend Yield                             0.00%               -%       0.00%
      ------------------------------------------------- --------------- ----------
     Risk free interest rate                      3.0               -%       4.50%
     ------------------------------------------------- --------------- -----------


Net Income (Loss) Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the year ended December 31, 2004 and 2002, options and warrants totaling 4,252,000 and 5,598,000, respectively were not included in the calculation of diluted earnings per share because their effect is anti-dilutive. For the year ended December 31, 2003 the Company incurred a net loss and stock options and stock warrants, totaling 5,013,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for 2003.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

1. Organization and Summary of Significant Accounting Policies, continued

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                                          Year Ended December 31,
                                                               2004                2003                  2002

Numerator: Net Income (Loss)                              $    688,000         $  (285,000)         $    307,000
                                                          ======================================================

Denominator:
Denominator for basic earnings per share - weighted
average shares                                             153,888,000         153,400,000           153,100,000
Effect of dilutive securities
  Employee stock options                                       111,000                --                 400,000
  Common stock warrants                                           --                  --                    --
                                                          ------------------------------------------------------
Denominator for diluted earnings per share                        --
adjusted weighted average shares and assumed
conversion                                                 153,999,000         153,400,000           153,500,000
                                                          ======================================================

Basic earnings per share                                  $       .004         $     (.002)         $       .002
                                                          ======================================================

Diluted earnings per share                                $       .004         $     (.002)         $       .002
                                                          ======================================================

Recent Accounting Pronouncements


In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for the Company for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported in Footnote 1 to the Consolidated Financial Statements under the caption above "Stock Based Compensation".

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

1.  Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

2. Revolving Bank Loan Agreements and Notes Payable

On October 1, 2003 Winncom executed a new $4,000,000 line of credit agreement with the bank with interest at prime plus .5% (5.5% at December 31, 2004 and 4.5% at December 31, 2003) due April 30, 2005 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75%. The term loan shall come due on October 26, 2006. On November 9, 2004 the bank extended the due date on the line of credit to April 30, 2006.

The line and the term loan are collateralized by accounts receivable, inventory and otherwise unencumbered fixed assets of Winncom. ARC is a general corporate guarantor of this loan. The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees to ARC Wireless, dividends and the purchase of property and equipment. As of December 31, 2004, Winncom was in compliance with these covenants.

ARC Wireless Solutions, Inc ("ARC ") entered into a new financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), (the "WFBC Facility") on December 9, 2003. The new financing agreement is for a term on one year and is renewable for additional one-year terms. The WFBC Facility provides for the sale of accounts receivable by ARC to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility are collateralized by substantially all of the assets of ARC. As of December 31, 2004 and 2003, advances of approximately $326,000 and $242,000 were outstanding, respectivley. Advances under the WFBC Facility are made only at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfy all necessary conditions and restrictions. WFBC is under no obligation to purchase accounts receivable from ARC or advance any funds or credit to ARC under the WFBC Facility.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

2. Revolving Bank Loan Agreements and Notes Payable, continued


Revolving bank lines of credit and other bank debt at December 31, 2004 and 2003 consist of:

                                                     2004               2003
                                                 ------------------------------
    Bank line of credit - Winncom                $ 3,118,000        $ 3,399,000
    Bank term loan - Winncom                         292,000            472,000
    Bank Facility - ARC                              326,000            242,000
                                                 ------------------------------
                                                   3,736,000          4,113,000
    Less current portion                            (493,000)          (409,000)
                                                 ------------------------------
    Long-term portion                            $ 3,243,000        $ 3,704,000
                                                 ==============================

3. Stockholders' Equity

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

In November 1997, the Board of Directors approved our 1997 Stock Option And Compensation Plan (the "Plan"). Pursuant to the Plan, we may grant options to purchase an aggregate of 5,000,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. In November 2004, the shareholders approved to amend the Plan to increase the aggragate number of option to be issued under the Plan from 5,000,000 to 10,000,000. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan, except that the option committee shall not administer the Plan with respect to automatic grants of options to our directors who are not our employees. The option committee may be the entire Board or a committee of the Board.

Through May 24, 2000, directors who were not also our employees ("Outside Directors") automatically received options to purchase 250,000 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors were not exercisable at the time of grant.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

3. Stockholders' Equity, continued

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

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2004 and 2002, at an exercise price of $.16 and $.13 per share, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

3. Stockholders' Equity, continued

The following table summarizes the option activity for 2004, 2003 and 2002:

                                                   Number of  Weighted Average
                                                    Shares    Exercise Price ($)
                                                   =============================

   2002 Activity:
   Outstanding at beginning of year                4,451,000               0.504
   Granted                                         1,625,000               0.164
   Exercised                                            --
   Forfeited or expired                           (2,016,000)              0.765
                                                  ------------------------------
   Outstanding at end of year                      4,060,000               0.212
                                                  ==============================
   Exercisable at end of year                      2,960,000               0.225
                                                  ==============================

   2003 Activity:
   Outstanding at beginning of year                4,060,000               0.504
   Granted                                              --
                                                  ------------------------------
   Exercised                                            --
                                                  ------------------------------
   Forfeited or expired                             (985,000)               0.23
                                                  ==============================
   Outstanding at end of year                      3,075,000                0.21
                                                  ==============================
   Exercisable at end of year                      3,075,000                0.21
                                                  ==============================

   2004 Activity:
   Outstanding at beginning of year                3,075,000                0.21
   Granted                                         1,250,000                0.13
   Exercised                                            --
   Forfeited or expired                           (1,900,000)               0.16
                                                  ==============================
   Outstanding at end of year                      2,425,000                0.15
                                                  ==============================
   Exercisable at end of year                      2,375,000                0.15
                                                  ==============================

At December 31, 2004, there are 2,425,000 options exercisable from $0.12 to $0.18. These options expire between 2006 and 2007. The weighted average grant date fair value of the options granted is $.07.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2004, 2003 and 2002 were 2.04, 1.33 years and 1.90 years, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

4. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally accelerated depreciation for income tax purposes. Such amounts have not been significant. Income tax expense for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                               2004              2003
                                            ---------------------------
      Current                                 $53,000         $  66,000
      Deferred                                      -                 -
                                            ---------------------------
      Total                                   $53,000         $  66,000
                                            ===========================

The Company has not recorded a liability for federal income taxes payable currently, or for deferred taxes to future periods due to the existence of substantial net operating loss carry-forward amounts available to offset taxable income. The components of the deferred taxes asset as of December 31 are as follows:

                                                         2004            2003
                                                       ------------------------
      Deferred tax assets:
          Net operating loss carry-forwards            $ 149,000      $ 610,000
          Inventory reserve                              264,000        184,000
          Accrued expenses                                84,000         31,000
          Bad debt reserves                              186,000         95,000
          Property and equipment                           9,000           --
                                                       ------------------------
                                                         692,000        920,000
      Deferred tax liabilities:
          Prepaids                                                         --
          Other assets                                   (12,000)       (12,000)
          Property and equipment                            --          (13,000)
                                                       ------------------------
                                                         (12,000)       (25,000)

      Deferred tax assets                                680,000        895,000
      Valuation allowance                               (680,000)      (895,000)
                                                       ------------------------
      Net deferred tax assets                          $    --        $    --
                                                       ========================

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 34% to the provision for income taxes is as follows at December 31:

                                                             2004                 2003                  2002
                                                          ---------------------------------------------------
Tax (benefit) expense computed at statutory rate          $ 261,000            $ (97,000)           $ 121,000
State income tax                                             53,000               66,000               50,000
Valuation allowance                                        (214,000)             105,000             (107,000)
Effect of permanent differences                              (6,000)              (8,000)             (14,000)
Other                                                       (41,000)                --
                                                          ---------------------------------------------------
Provision for income taxes                                $  53,000            $  66,000            $  50,000
                                                          ===================================================

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

4. Income Taxes, continued

As of December 31, 2004, 2003 and 2002, an evaluation of the reserve determined that it was more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded. The valuation allowance for 2004 decreased by $214,000 and for 2003 increased by $105,000.

The Company has a net operating loss carry-forward of approximately $402,000, which will begin to expire from 2005 to 2018. The net operating loss carry-forwards may be subject to further limitation pursuant to IRS section 382 and may expire unused.

5. Sales to Major Customers

The Company had no sales in excess of 10% of its net sales to any unrelated parties for the years ended December 31, 2004, 2003 and 2002.

6. Significant Suppliers

During 2004, the Company purchased approximately 65% of its product from four vendors, in 2003, the Company purchased approximately 65% of its product from two vendors and in 2002 the Company purchased approximately 56% of its product from five vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

7.  Leasing Activities

The Company leases its facilities under operating leases through 2010. Minimum future rentals payable under the leases are as follows:

                    2005                            $   319,000
                    2006                                233,000
                    2007                                246,000
                    2008                                259,000
                    2009                                271,000
                    2010                                163,000
                                                     ----------
                                                     $1,491,000
                                                     ==========

Rent expense was $373,000, $406,000 and $481,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

7. Leasing Activities, continued

Property, plant and equipment included the following amounts for leases that have been capitalized at December 31, 2004 and December 31, 2003.

                                                      December 31,  December 31,
                                                        2004            2003

        Machinery and Equipment                       $ 177,000       $ 161,000
        Computers and Software                           83,000          31,000
        Furniture and Fixtures                           13,000          13,000
                                                      -------------------------
                                                        273,000         205,000
        Less accumulated amortization                   (93,000)        (55,000)
                                                      -------------------------
                                                      $ 180,000       $ 150,000
                                                      =========================

The Company recorded amortization expense of $39,000, $20,000 and $15,000, respectively, on assets recorded under capitalized leases for 2004, 2003 and 2002.

Future minimum lease payments under capital leases are as follows at December 31, 2004:

         2005                                       $ 84,000
         2006                                         72,000
         2007                                         24,000
         2008                                          5,000
         2009                                          4,000
                                                    ---------
         Total minimum lease payments                189,000
         Amount representing interest                 (37,000)
                                                    ---------
         Present value of lease payments             $152,000
                                                    =========

8. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. For the year ended December 31, 2004 the Board of Directors approved a discretionary match in Company common stock, as such the Company has accrued $58,000 which represent the value of the employer matching contribution. In September 2003 the Company contributed 649,278 shares of common stock, valued at $52,000, into the Company 401(k) Plan as an employer matching contribution.

9. Commitments

We entered into a new employment agreement with our CEO, effective as of January 2, 2004, which terminates on January 2, 2007. Mr. Marx is to receive an annual base salary of $195,000, $235,000 and $245,000 per year, respectively, during the term of the agreement and is eligible to receive annual bonuses ranging from $25,000 to $150,000 if the Company achieves certain predetermined net income goals.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

9. Commitments, continued

We entered into a new employment agreement with our President, effective as of October 1, 2004 with a term of two and one-half years. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $385,000 per year. Mr. Raskin is eligible to receive bonuses for each of the years ending December 31, 2004, 2005 and 2006 of 10% of net income.

We entered into a new employment agreement with our Chief Financial Officer and Treasurer, effective July 1, 2004. The employment agreement is for the period July 1, 2004 through June 30, 2005, at an annual base salary of $145,000. Mr. Lamirato also received options to purchase 500,000 shares of our common stock at a price of $.12 per share exercisable from July 1, 2004 through June 30, 2007.

The Company entered into a written employment agreement with our Chief Technology Officer, effective August 22, 2004. The employment agreement is for the period August 22, 2004 through August 22, 2007 at an annual base salary of $175,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement.

10. Segment Information

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

The following table sets forth our net sales by geographic segment.

----------- ------------------- --------------------- ------------------
               North America       Eastern Europe        Total Net Sales
----------- ------------------- --------------------- ------------------
2004              $ 31,251,000           $ 6,114,000        $ 37,365,000
----------- ------------------- --------------------- ------------------
2003              $ 27,009,000           $ 3,587,000        $ 30,596,000
----------- ------------------- --------------------- ------------------
2002              $ 29,275,000           $ 3,300,000        $ 32,575,000
----------- ------------------- --------------------- ------------------

Sales in North America include the United States and Canada and sales in Eastern Europe also include Russia, Kazakhstan and Uzbekistan.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

10. Segment Information, continued

Financial information regarding the Company's three operating segments for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                         Distribution   Manufacturing      Cable         Corporate          Total
                                         --------------------------------------------------------------------------

Net Sales                        2004   $ 30,916,000    $ 6,433,000      $  379,000    $   (363,000)   $ 37,365,000
                                 2003     24,978,000      5,904,000          21,000        (307,000)     30,596,000
                                 2002     25,079,000      7,285,000         420,000        (209,000)     32,575,000

Net Income (Loss)                2004      1,046,000        710,000         (56,000)     (1,012,000)        688,000
                                 2003        488,000        (45,000)         84,000        (812,000)       (285,000)
                                 2002        195,000        546,000         (43,000)       (391,000)        307,000

Income (Loss) before Income      2004      1,099,000        710,000         (56,000)     (1,012,000)        741,000
Taxes                            2003        554,000        (45,000)         84,000        (812,000)       (219,000)
                                 2002        245,000        546,000         (43,000)       (391,000)        357,000

Identifiable Assets              2004     20,650,000       3,320,000        250,000      (1,727,000)     22,493,000
                                 2003     20,698,000      3,472,000         260,000      (1,690,000)     22,740,000
                                 2002     20,996,000      3,954,000         222,000      (1,717,000)     23,455,000

Capital Expenditures             2004         88,000         76,000            --              --           164,000
                                 2003         13,000        145,000            --              --           158,000
                                 2002          9,000         70,000            --              --            79,000

Depreciation and                 2004         50,000        199,000           2,000            --           251,000
Amortization                     2003         41,000        243,000           2,000            --           286,000
                                 2002         39,000        260,000           9,000            --           308,000

Interest Expense                 2004        186,000        114,000            --              --           300,000
                                 2003        177,000         13,000            --              --           190,000
                                 2002        201,000          6,000            --              --           207,000

Corporate represents the operations of the parent Company, including segment eliminations.