Form 10-Q
period 2005-03-31
ARC WIRELESS SOLUTIONS INC
filed 2005-05-16
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2005.

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
Yes   X     No
    -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes         No  X
    -----     ----

As of May 1, 2005, the Registrant had 153,878,685 shares outstanding of its $.0005 par value common stock.

================================================================================

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                                 March 31, 2005

                                Table of Contents

                                                                       Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2005
           (unaudited) and December 31, 2004................................3

         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2005 and 2004 (unaudited)........................4

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2005 and 2004 (unaudited)........................5

         Notes to Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........16

Item 4.  Controls and Procedures...........................................16


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......17

Item 6.  Exhibits .........................................................17


Signatures.................................................................17


   Exhibit 31.1

   Exhibit 31.2

   Exhibit 32.1


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ARC Wireless Solutions, Inc.
                                   Consolidated Balance Sheets

                                                           March 31,                December 31,
                                                             2005                      2004
Assets                                                    (unaudited)                    *
Current assets:
   Cash and equivalents                                  $    354,000               $    321,000
   Accounts receivable - trade, net                         4,223,000                  4,145,000
   Accounts receivable - vendors, net                         953,000                    688,000
   Inventory, net                                           4,726,000                  5,624,000
   Other current assets                                       510,000                    209,000
                                                         ---------------------------------------
Total current assets                                       10,766,000                 10,987,000
                                                         ---------------------------------------

Property and equipment, net                                   483,000                    527,000
                                                         ---------------------------------------

Other assets:
   Goodwill, net                                           10,824,000                 10,824,000
   Intangible assets, net                                     110,000                    113,000
   Deposits                                                    76,000                     42,000
                                                         ---------------------------------------
Total assets                                             $ 22,259,000               $ 22,493,000
                                                         =======================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                      $  3,352,000               $  2,253,000
   Bank debt - current                                        505,000                    493,000
   Accrued expenses                                           705,000                    890,000
   Current portion of capital lease obligations                55,000                     62,000
                                                         ---------------------------------------
Total current liabilities                                   4,617,000                  3,698,000

Capital lease obligations, less current portion                82,000                     90,000
Bank debt, less current portion                             2,202,000                  3,243,000
                                                         ---------------------------------------
Total liabilities                                           6,901,000                  7,031,000
                                                         ---------------------------------------

Commitments
Stockholders' equity:
   Common stock                                                78,000                     78,000
   Preferred stock                                               --                         --
   Additional paid-in capital                              21,701,000                 21,704,000
   Treasury stock                                          (1,195,000)                (1,195,000)
   Accumulated deficit                                     (5,226,000)                (5,125,000)
                                                         ---------------------------------------
Total stockholders' equity                                 15,358,000                 15,462,000
                                                         ---------------------------------------
Total liabilities and stockholders' equity               $ 22,259,000               $ 22,493,000
                                                         =======================================

* These numbers were derived from the audited financial statements for the year ended December 31, 2004.
See accompanying notes.



                                   ARC Wireless Solutions, Inc.
                             Consolidated Statements of Operations


                                                            Three months ended March 31,
                                                           2005                      2004
                                                       --------------------------------------
                                                                     (unaudited)

Sales, net                                             $ 9,025,000                $ 7,233,000
Cost of sales                                            7,613,000                  5,876,000
                                                       --------------------------------------
      Gross profit                                       1,412,000                  1,357,000
                                                       --------------------------------------

Operating expenses:
   Selling, general and administrative expenses          1,584,000                  1,283,000
                                                       --------------------------------------
Total operating expenses                                 1,584,000                  1,283,000
                                                       --------------------------------------
      Income (loss) from operations                       (172,000)                    74,000

Other income (expense):
   Interest expense, net                                   (69,000)                   (67,000)
   Other income                                            148,000                     82,000
                                                       --------------------------------------
      Total other income (expense)                          79,000                     15,000
                                                       --------------------------------------
Income (loss) before income taxes                          (93,000)                    89,000

Provision for income taxes                                  (8,000)                    (8,000)
                                                       --------------------------------------
Net Income (loss)                                      $  (101,000)               $    81,000
                                                       ======================================

                                                       ======================================
Net income (loss) per share - basic                    $     (.001)               $      .001
                                                       ======================================
Net income (loss) per share - diluted                  $     (.001)               $      .001
                                                       ======================================

See accompanying notes.



                                      ARC Wireless Solutions, Inc.
                                  Consolidated Statements of Cash Flows


                                                                             Three months ended March 31,
                                                                              2005                2004
                                                                         ----------------------------------
                                                                                    (unaudited)
Operating activities
Net income (loss)                                                        $  (101,000)           $    81,000
Adjustments to reconcile net income (loss) to net cash provided by
   Operating activities:
     Depreciation and amortization                                            68,000                 57,000
      Provision for doubtful accounts                                         72,000                 30,000
     Non-cash expense for issuance of stock and options                       (3,000)                 1,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                                (415,000)               218,000
       Inventory                                                             898,000               (391,000)
       Prepaids and other current assets                                    (301,000)              (112,000)
       Other assets                                                          (34,000)                (5,000)
       Accounts payable and accrued expenses                                 914,000                255,000
                                                                         ----------------------------------
Net cash provided by operating activities                                  1,098,000                134,000
                                                                         ----------------------------------

Investing activities
Patent acquisition costs                                                      (1,000)                (4,000)
Purchase of plant and equipment                                              (20,000)               (48,000)
                                                                         ----------------------------------
Net cash used in investing activities                                        (21,000)               (52,000)
                                                                         ----------------------------------

Financing activities
Repayment of line of credit and capital lease obligations                 (1,044,000)               (12,000)
Net borrowings under lines of credit and other debt                             --                  101,000
                                                                         ----------------------------------
Net cash provided by (used in) financing activities                       (1,044,000)                89,000
                                                                         ----------------------------------

Net increase (decrease) in cash                                               33,000                171,000
Cash, beginning of period                                                    321,000                227,000
                                                                         ----------------------------------
Cash, end of period                                                      $   354,000            $   398,000
                                                                         ==================================

Supplemental cash flow information:
  Cash paid for interest                                                 $    69,000            $    95,000
  Equipment acquired under capital lease                                        --              $    52,000


See accompanying notes.

                                       5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company operates in three business segments which are identified as distribution, manufacturing and cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Consolidation Policy

The accompanying unaudited consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC" or the "Company") and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom") and Starworks Wireless Inc. ("Starworks"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income
(loss) and per share amounts for the three months ended March 31, 2005 and 2004, respectively, would have been adjusted to the pro forma amounts indicated below:

                                                                                            March 31,
                                                                                  2005                    2004
                                                                             -------------------------------------
Net income (loss) as reported                                                $    (101,000)          $      81,000
Add: stock based  compensation  included in reported net
income (loss)                                                                        --                      --
Deduct: Stock-based compensation cost under SFAS 123                                (4,000)                 (4,000)
                                                                             -------------------------------------
Pro forma net income (loss)                                                  $    (105,000)          $      77,000
                                                                             ======================================

Pro forma basic and diluted net income (loss) per share:
Pro forma shares used in the calculation of pro forma net
income (loss) per common share- basic                                          153,892,000             153,883,000
Pro forma shares used in the calculation of pro forma net
income (loss) per common share- diluted                                        153,892,000             154,133,000
Reported net income (loss) per common share - basic and diluted
                                                                             $       (.001)          $        .001
Pro forma net income (loss) per  common share - basic and
diluted                                                                      $       (.001)          $        .001

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123.
Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:


                                          Three Months Ended March      Three Months Ended
                                                  31, 2005                March 31, 2004
 ---------------------------------------- -------------------------     ------------------

 Volatility                                               1.024                       .87

 Expected life of options (in years)                          2                         2

 Dividend Yield                                           0.00%                     0.00%

 Risk free interest rate                                  4.00%                     2.50%


Note 2. Earnings Per Share

SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the entity. For the quarter ended March 31, 2005, the Company incurred a net loss and stock options and stock warrants totaling 2,176,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for the quarter ended March 31, 2005.




The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                            Three Months     Three Months
                                                               Ended            Ended
                                                           March 31, 2005   March 31, 2004

Numerator: Net Income (Loss)                               $  (101,000)      $    81,000
                                                           =============================

Denominator:
Denominator for basic earnings per share -
weighted average shares                                    153,892,000       153,883,000
Effect of dilutive securities
  Employee stock options                                          --             250,000
  Common stock warrants                                                             --
                                                           -----------------------------
Denominator for diluted earnings per share
- adjusted weighted average shares and
assumed conversion                                         153,892,000       154,133,000
                                                           =============================

Basic earnings (loss) per share                            $     (.001)      $      .001
                                                           =============================

Diluted earnings (loss) per share                          $     (.001)      $      .001
                                                           =============================

Note 3.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                               March 31,            December 31,
                                              ---------------------------------
                                                  2005                 2004
                                              ---------------------------------

Raw materials                                 $   979,000           $   917,000
Work in progress                                  128,000               112,000
Finished goods                                  4,364,000             5,307,000
                                              ---------------------------------
                                                5,471,000             6,336,000
Inventory reserve                                (745,000)             (712,000)
                                              ---------------------------------
Net inventory                                 $ 4,726,000           $ 5,624,000
                                              =================================


Note 4.  Revolving Bank Loan Agreements and Notes Payable

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line of credit agreement with a bank with interest at prime plus .5% (6.25% at March 31, 2005) due April 30, 2006 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (6.5% at March 31, 2005). The term loan will become due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of March 31, 2005 Winncom was in compliance with these covenants.

We entered into a new financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), (the "WFBC Facility") on December 9, 2003. The new financing agreement is for a term of one year and is renewable for additional one-year terms. The

WFBC Facility provides for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility are collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility are made only at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfy all necessary conditions and restrictions. WFBC is under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility.

On May 10, 2005 the Company entered into a new $1.5 million revolving line of credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, is interest bearing at 2% over prime, contains covenants to maintain certain financial statement ratios and is collateralized by essentially all of the assets of ARC Wireless Solutions, Inc ("ARC") and its wholly owned subsidiary Starworks Wireless Inc.("Starworks"), excluding Winncom Technologies Corp.. The borrowing base will be based on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. The new Credit Facility will replace the Wells Fargo Business Credit Accounts Receivable Factoring Facility.

Revolving bank lines of credit and other bank debt at March 31, 2005 and December 31, 2004 consist of:

                                                   March 31,        December 31,
                                                 ------------------------------
                                                     2005               2004
                                                 ------------------------------

Bank line of credit - Winncom                    $ 2,119,000        $ 3,118,000
Bank term loan - Winncom                             250,000            292,000
Bank Facility - ARC                                  338,000            326,000
                                                 ------------------------------
                                                   2,707,000          3,736,000
Less current portion                                (505,000)          (493,000)
                                                 ------------------------------
Long-term portion                                $ 2,202,000        $ 3,243,000
                                                 ==============================


Note 5.  Equity Transactions

For the quarter ended March 31, 2004, the Company recorded the issuance of 4,790 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $750.

For the quarter ended March 31, 2005, the Company recorded the issuance of 3,332 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $500. In addition, during the quarter ended March 31, 2005, 20,000 shares of common stock were returned to the Company in settlement of a dispute regarding shares issued for consulting fees in 2001.

Note 6.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for the Company beginning January 1, 2006, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company has not yet completed its evaluation of the effect of SFAS No. 123(R) but expects its adoption to have an effect on the financial statements similar to the pro-forma effects reported in Footnote 1 to the Consolidated Financial Statements under the caption above "Stock Based Compensation".

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

Financial information regarding the Company's three operating segments for the quarters ended March 31, 2005 and 2004 are as follows:

                                  Distribution       Manufacturing       Cable        Corporate            Total
                                 ----------------------------------------------------------------------------------

Net Sales             2005       $ 7,938,000         $ 1,092,000       $  61,000     $   (66,000)       $ 9,025,000
                      2004       $ 5,626,000         $ 1,606,000       $  77,000     $   (76,000)       $ 7,233,000

Net Earnings (Loss)   2005       $   125,000         $   (28,000)      $ (13,000)    $  (185,000)       $  (101,000)
                      2004       $    93,000         $   171,000       $ (13,000)    $  (170,000)       $    81,000

Earnings (Loss)
before Income Taxes   2005       $   133,000         $   (28,000)      $ (13,000)    $  (185,000)       $   (93,000)
                      2004       $   101,000         $   171,000       $ (13,000)    $  (170,000)       $    89,000

Identifiable Assets   2005       $20,658,000         $ 3,091,000       $ 194,000     $(1,684,000)       $22,259,000
                      2004       $20,979,000         $ 3,678,000       $ 284,000     $(1,723,000)       $23,218,000


Corporate represents the operations of the parent Company, including segment eliminations.

Approximately $1.2 million or 14% of the sales for the quarter ended March 31, 2005 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan.


Note 8.  Commitments and Contingencies

On May 9, 2005, the Export Import Bank of the United States ("Ex-Im Bank") Board of Directors approved the majority of the financing for a project awarded to Winncom Technologies Corp. ("Winncom") for the development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. The Ex-Im Bank is the official export credit agency of the United States. Ex-Im Bank's mission is to assist in financing the export of U.S. goods and services to international markets.

In October 2004, Winncom, a wholly owned subsidiary of ARC Wireless Solutions, Inc., entered into a "Frame" Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom ("Kazakhtelecom"), Kazakhstan's national telecommunications operator for the Republic of Kazakhstan, that gives Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The cost of the project is for a total of $54,945,700.

As of May 11, 2005, Kazakhtelecom has not approved the financing terms from Ex-Im Bank, and Winncom has no commitments for the additional financing to be able to undertake the project. If Winncom is able to obtain the financing, Winncom will be paid on a pro-rata basis by the financial institution(s) after Kazakhtelecom enters into the appropriate agreements with the financial institution(s) for the repayment of the funds to the financial institution(s). Also, in order for Winncom to commence the project, Kazakhtelecom must approve a work program and timeline to be submitted by Winncom. This has not yet occurred. The project, if it commences, is expected to take approximately 30 months from the date the work program and total financing have been approved by Kazakhtelecom. This timeline may be delayed for seasonal purposes due to inclement winter weather in Kazakhstan.

Although the financing is the only known obstacle at this time, there can be no assurances that Winncom will be successful in securing the financing or in meeting all of the other terms and conditions pursuant to the terms of the Agreement to the extent that the financing for the project is secured.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales were $9.0 million and $7.2 million for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in revenues during the three months ended March 31, 2005 is attributable to an increase in revenues from our subsidiary Winncom from $5.6 million for the quarter ended March 31, 2004 to $7.9 million for the quarter ended March 31, 2005, partially offset by a decrease in our subsidiary Starworks' revenues from $77,000 for the quarter ended March 31, 2004 to $61,000 for the quarter ended March 31, 2005 and a decrease in our Wireless Communications Solutions Division revenues from $1.6 million for the quarter ended March 31, 2004 to $1.1 million for the quarter ended March 31, 2005. Winncom's revenues in the first quarter of 2005 were boosted by a sale to a single customer of $1.4 million. The decrease in revenues from the Wireless Communication Solutions Division is primarily the result of managements' decision to withhold shipments and minimize the Company's risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer has announced a recapitalization of its company which it expects to complete by the end of May 2005. If the recapitalization is complete, shipments could commence in June of 2005.

Gross profit margin was 15.6% and 18.8% for the three-months ended March 31, 2005 and March 31, 2004, respectively. The decrease in gross margin for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 is primarily the result of a higher percentage of the overall sales by Winncom and a lower percentage of the overall sales from the Wireless Communications Solutions Division, whose products have a higher margin than the products of Winncom or Starworks. For the quarter ended March 31, 2005, the Wireless Communications Solutions Division sales accounted for 11.4% of revenues compared to the quarter ended March 31, 2004 in which the Wireless Communications Products Division sales accounted for 21.2% of revenues.

Selling, general and administrative expenses (SG&A) increased by $301,000 for the three months ended March 31, 2005 compared to March 31, 2004. The increase in SG&A from 2004 to 2005 is primarily attributable to increases in international marketing, costs incurred in connection with the Kazaktelecom Agreement (see note 8 to the consolidated financial statements) that have been expensed due to the contingencies remaining before we can actually commence the development project, and compensation (including commissions). With a 25% increase in revenues, commissions increased proportionally with the increase in revenues, which is expected. In an effort to grow international sales, which increased 20% over this same period last year, Winncom has increased its marketing efforts internationally. The benefit of these efforts is expected to be realized in future periods. SG&A as a percent of revenues decreased from 17.8% for the three months ended March 31, 2004 to 17.6% for the three months ended March 31, 2005. Salaries and wages, including commissions, remain the largest component of SG&A constituting 52.7% and 54.7% of the total for the quarters ended March 31, 2005 and 2004, respectively.

Net interest expense was $69,000 for the three months ended March 31, 2005 compared to $67,000 for the three months ended March 31, 2004. While the average balance outstanding on the lines of credit and term loan was $3.2 million for the quarter ended March 31, 2005 compared to $3.7 million for the quarter ended March 31, 2004, the interest rate was 6.25% for the quarter ended March 31, 2005 as compared to 4.75% for the quarter ended March 31, 2004.

The Company had a net loss of $101,000 for the quarter ended March 31, 2005 as compared to net income of $81,000 for the quarter ended March 31, 2004. While overall sales increased by $1.8 million from 2004 to 2005, primarily due to increased sales from Winncom, there was a decrease in sales from the Wireless Communications Solutions Division, which reduced gross margin from 18.8% in 2004 to 15.6% in 2005. In addition, SG&A expenses increased by $301,000.

Financial Condition

The net cash provided by operating activities was $1,098,000 for the quarter ended March 31, 2005 and $134,000 for the quarter ended March 31, 2004. The net cash from operations in 2005 was primarily due to a substantial decrease in inventory and an increase in accounts payable, partially offset by an increase in accounts receivable during the quarter. For the quarter ended March 31, 2005, Winncom reduced its stocking inventories by approximately $900,000, increased trade accounts payable by $1.1 million, and accounts receivable increased by only $340,000, despite an 25% increase in revenue. Accounts payable increased because of a 25% increase in sales rather than a deterioration of the aging of accounts payable. The net cash from operations in the first quarter of 2004 was primarily due to net income for the quarter. For the quarter ended March 31, 2004, increases in inventory and other current assets were funded through a reduction in accounts receivable and increases in trade accounts payable.

The net cash used in investing activities was $21,000 for the quarter ended March 31, 2005 compared to $52,000 for the quarter ended March 31, 2004, primarily the result of expenditures for patents and equipment.

For the quarter ended March 31, 2005 the Company was able to pay down its lines of credit and other bank debt by nearly $1 million, resulting in the net cash used in financing activities as shown on the consolidated statements of cash flows for the quarter. By reducing inventory by nearly $900,000, the Company was able to use those proceeds to reduce bank debt. The net cash provided by financing activities for the quarter ended March 31, 2004 is primarily the result of increases in funding by the Company under its accounts receivable factoring credit facility. We have not had to increase borrowings under other lines of credit facilities.

The Company's working capital at March 31, 2005 was $6.15 million compared to $7.29 million at December 31, 2004. The decrease is partially due to the net loss for the quarter, but primarily due to available cash during the quarter being used to reduce long term bank debt rather than reduce accounts payable.

On October 1, 2003, Winncom executed a new $4,000,000 bank line of credit agreement with interest at prime plus .5% (6.25% at March 31, 2005 and 5.75% at December 31, 2004), due April 30, 2006, and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (6.5% at March 31, 2005). This term loan shall come due on October 26, 2006.

The bank line of credit agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of March 31, 2005, Winncom was in compliance with these covenants. ARC is a general corporate guarantor of this loan.

We entered into a new financing agreement with Wells Fargo Business Credit, Inc. ("WFBC"), (the "WFBC Facility") on December 9, 2003. The new financing agreement is for a term of one year and is renewable for additional one-year terms. The WFBC Facility provides for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility are subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility are collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility are made only at the sole discretion of WFBC, even if the accounts receivable offered by the Company for sale to WFBC satisfy all necessary conditions and restrictions. WFBC is under no obligation to purchase accounts receivable from ARC or advance any funds or credit to the Company under the WFBC Facility.

On May 10, 2005 the Company entered into a new $1.5 million revolving line of credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, is interest bearing at 2% over prime, contains covenants to maintain certain financial statement ratios and is collateralized by essentially all of the assets of ARC Wireless Solutions, Inc ("ARC") and its wholly owned subsidiary Starworks Wireless Inc.("Starworks"), excluding Winncom Technologies Corp.. The borrowing base will be based on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. The new Credit Facility will replace the Wells Fargo Business Credit Accounts Receivable Factoring Facility.

Management believes that current working capital and available borrowings on new and existing bank lines of credit, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2005 and into the foreseeable future.

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

We are exposed to market risk through interest rates related to our notes payable to the banks which has a variable interest rate equal to the existing bank prime rate (5.75% as of March 31, 2005) plus one-half to two percent. The prime interest rate increased from 4.0% to 5.75% since June 1, 2004 and has increased from one-half a percent since January 1, 2005. An increase in the bank's prime interest rates on the various notes payable by .5% would increase our yearly interest expense by approximately $15,000, assuming borrowed amounts remain outstanding at current levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.


Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed by the Company under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations. These are principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the accounts receivable it estimates will be uncollectible.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, the Company recorded the issuance of 3,332 shares of common stock to directors for accrued directors' fees in the amount of $500. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


Item 6.  Exhibits

      Exhibit No.               Description
      -----------               -----------

      31.1 and 31.2     Certifications of the Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 302 of the arbanes-Oxley Act of 2002

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

                                              ARC WIRELESS SOLUTIONS, INC.


Date:    May 13, 2005                         By:  /S/ Randall P. Marx
                                                   ----------------------------
                                                       Randall P. Marx
                                                       Chief Executive Officer

 Date:   May 13, 2005                         By:  /S/ Monty R. Lamirato
                                                   ----------------------------
                                                       Monty R. Lamirato
                                                       Chief Financial Officer