Form 10-Q
period 2005-06-30
ARC WIRELESS SOLUTIONS INC
filed 2005-08-12
CIK 826326

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10 - Q
                                -----------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____     No __X__
                -----

As of August 1, 2005, the Registrant had 154,286,173 shares outstanding of its $.0005 par value common stock.

================================================================================

================================================================================

                          ARC Wireless Solutions, Inc.

                          Quarterly Report on FORM 10-Q

                       For The Period Ended June 30, 2005

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2005
            (unaudited) and December 31, 2004................................3

         Consolidated Statements of Operations for the
            Three Months and Six Months Ended
            June 30, 2005 and 2004 (unaudited)...............................4

         Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2005 and 2004 (unaudited)...............................5

         Notes to Consolidated Financial Statements..........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........18

Item 4.  Controls and Procedures.............................................18


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........19

Item 6.  Exhibits............................................................19


Signatures...................................................................19

Exhibit 31.1.................................................................20

Exhibit 32.1.................................................................22

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ARC Wireless Solutions, Inc.
                           Consolidated Balance Sheets

                                                     June 30,       December 31,
                                                       2005            2004
Assets                                              (unaudited)         *
Current assets:
   Cash and equivalents                            $    698,000    $    321,000
   Accounts receivable - trade, net                   4,191,000       4,145,000
   Accounts receivable - vendors, net                   339,000         688,000
   Inventory, net                                     4,397,000       5,624,000
   Other current assets                                 400,000         209,000
                                                   ----------------------------
Total current assets                                 10,025,000      10,987,000
                                                   ----------------------------

Property and equipment, net                             441,000         527,000
                                                   ----------------------------

Other assets:
   Goodwill, net                                     10,824,000      10,824,000
   Intangible assets, net                               107,000         113,000
   Deposits                                              68,000          42,000
                                                   ----------------------------
Total assets                                       $ 21,465,000    $ 22,493,000
                                                   ============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                $  3,377,000    $  2,253,000
   Bank debt - current                                1,690,000         493,000
   Accrued expenses                                     612,000         890,000
   Current portion of capital lease obligations          55,000          62,000
                                                   ----------------------------
Total current liabilities                             5,734,000       3,698,000

Capital lease obligations, less current portion          67,000          90,000
Bank debt, less current portion                          42,000       3,243,000
                                                   ----------------------------
Total liabilities                                     5,843,000       7,031,000
                                                   ----------------------------

Commitments
Stockholders' equity:
   Common stock                                          78,000          78,000
   Preferred stock                                                        --
   Additional paid-in capital                        21,758,000      21,704,000
   Treasury stock                                    (1,195,000)     (1,195,000)
   Accumulated deficit                               (5,019,000)     (5,125,000)
                                                   ----------------------------
Total stockholders' equity                           15,622,000      15,462,000
                                                   ----------------------------
Total liabilities and stockholders' equity         $ 21,465,000    $ 22,493,000
                                                   ============================

* These numbers were derived from the audited financial statements for the year ended December 31, 2004.

 See accompanying notes.
                                       3


                                                    ARC Wireless Solutions, Inc.
                                              Consolidated Statements of Operations


                                                         Three months ended June 30,           Six Months Ended June 30,
                                                          2005               2004              2005               2004
                                                     ---------------------------------------------------------------------
                                                                (unaudited)                          (unaudited)

Sales, net                                           $  8,634,000       $  9,952,000       $ 17,658,000       $ 17,186,000
Cost of sales                                           6,800,000          8,184,000         14,412,000         14,060,000
                                                     ---------------------------------------------------------------------
      Gross profit                                      1,834,000          1,768,000          3,246,000          3,126,000
                                                     ---------------------------------------------------------------------

Operating expenses:
   Selling, general and administrative expenses         1,587,000          1,492,000          3,172,000          2,775,000
                                                     ---------------------------------------------------------------------
Total operating expenses                                1,587,000          1,492,000          3,172,000          2,775,000
                                                     ---------------------------------------------------------------------
      Income from operations                              247,000            276,000             74,000            351,000

Other income (expense):
   Interest expense, net                                  (72,000)           (79,000)          (141,000)          (146,000)
   Other income                                            40,000            134,000            188,000            215,000
                                                     ---------------------------------------------------------------------
      Total other income (expense)                        (32,000)            55,000             47,000             69,000
                                                     ---------------------------------------------------------------------
Income before income taxes                                215,000            331,000            121,000            420,000

Provision for income taxes                                 (8,000)            (7,000)           (15,000)           (15,000)
                                                     ---------------------------------------------------------------------
Net Income                                           $    207,000       $    324,000       $    106,000       $    405,000
                                                     =====================================================================

                                                     =====================================================================
Net income per share - basic                         $       .001       $       .002       $       .001       $       .003
                                                     =====================================================================
Net income per share - diluted                       $       .001       $       .002       $       .001       $       .003
                                                     =====================================================================

See accompanying notes.



                                            ARC Wireless Solutions, Inc.
                                       Consolidated Statements of Cash Flows


                                                                            Six months ended June 30,
                                                                            2005                  2004
                                                                       ----------------------------------
                                                                                   (unaudited)
Operating activities
Net income                                                             $   106,000            $   405,000
Adjustments to reconcile net income to net cash
provided by Operating activities:
     Depreciation and amortization                                         130,000                115,000
      Provision for doubtful accounts                                      136,000                108,000
     Non-cash expense for issuance of stock and options                     (3,000)                 1,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                               167,000               (263,000)
       Inventory                                                         1,227,000               (250,000)
       Prepaids and other current assets                                  (191,000)              (140,000)
          Other assets                                                     (26,000)                (2,000)
       Accounts payable and accrued expenses                               903,000                723,000
                                                                       ----------------------------------
Net cash provided by operating activities                                2,449,000                697,000
                                                                       ----------------------------------

Investing activities
Patent acquisition costs                                                    (1,000)               (10,000)
Purchase of plant and equipment                                            (37,000)               (60,000)
                                                                       ----------------------------------
Net cash used in investing activities                                      (38,000)               (70,000)
                                                                       ----------------------------------

Financing activities
Repayment of line of credit and capital lease obligations               (2,034,000)              (139,000)
Net borrowings under lines of credit and other debt                           --                     --
                                                                       ----------------------------------
Net cash used in financing activities                                   (2,034,000)              (139,000)
                                                                       ----------------------------------

Net increase in cash                                                       377,000                488,000
Cash, beginning of period                                                  321,000                227,000
                                                                       ----------------------------------
Cash, end of period                                                    $   698,000            $   715,000
                                                                       ==================================

Supplemental cash flow information:
  Cash paid for interest                                               $   141,000            $   174,000
  Equipment acquired under capital lease                                      --              $    52,000
   Issuance of common stock for accrued 401(k) employer matching       $    57,000                   --
 contribution


See accompanying notes.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005

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

Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future period.

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

Stock Based Compensation

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards
(SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock options and grants equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income
(loss) and per share amounts for the three months and six months ended June 30, 2005 and 2004, respectively, would have been adjusted to the pro forma amounts indicated below:

                                                  Three Months Ended June 30              Six Months Ended June 30
                                                    2005               2004               2005              2004
                                                 ------------------------------------------------------------------

Net income (loss) as reported                    $ 207,000          $ 324,000          $ 106,000          $ 405,000
Add:  stock based  compensation
 included in reported  net income (loss)              --                 --                 --                 --
Deduct: Stock-based compensation cos
 under SFAS No. 123
                                                   (12,000)            (2,000)           (16,000)            (8,000)
                                                 ------------------------------------------------------------------
Pro forma net income (loss)                      $ 195,000          $ 322,000          $  90,000          $ 397,000
                                                 ==================================================================

Pro forma basic and diluted net
 income (loss) per share:
Pro forma shares used in the  calculation
 of pro forma net income (loss) per
 common share- basic                           154,017,000        153,888,000        153,955,000        153,885,000
Pro forma shares used in the
 calculation of pro forma net
 income (loss) per common share- diluted       154,048,000        153,888,000        154,105,000        154,010,000
Reported net income (loss) per
 common share - basic and diluted                    $.001              $.002              $.001              $.003
Pro forma net income (loss) per
 common share - basic and diluted                    $.001              $.002              $.001              $.003

Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS No. 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

  ------------------------------------------------------------------------------
                                      Three and Six Months  Three and Six Months
                                              Ended                Ended
                                          June 30, 2005        June 30, 2004
  ------------------------------------------------------------------------------
  Volatility                                   1.024                .87
  ------------------------------------------------------------------------------
  Expected life of options (in years)            2-3                  2
  ------------------------------------------------------------------------------
  Dividend Yield                                  0%                 0%
  ------------------------------------------------------------------------------
  Risk free interest rate                      4.00%               2.25%
  ------------------------------------------------------------------------------

Note 2. Earnings Per Share

SFAS 128 provides for the calculation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the entity.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                             Three Months Ended  Three Months Ended Six Months Ended    Six Months Ended
                                                June 30, 2005      June 30, 2004     June 30, 2005      June 30, 2004
                                                -------------      -------------     -------------      -------------
Numerator: Net Income (Loss)                 $       207,000       $   324,000        $   106,000       $      405,000
                                             =========================================================================
Denominator:
Denominatorfor basic earnings per
share - weighted average shares
                                                 154,017,000       153,888,000        153,955,000          153,885,000
Effect of dilutive securities
  Employee stock options                              31,000              --              150,000              125,000
  Common stock warrants                                 --                --                 --                   --
                                             -------------------------------------------------------------------------
Denominator for diluted earnings per
share -- adjusted weighted average
shares and assumed conversion
                                                 154,048,000       153,888,000        154,105,000          154,010,000
                                             =========================================================================

Basic earnings (loss) per share              $          .001       $      .002        $      .001        $        .003
                                             =========================================================================

Diluted earnings (loss) per share            $          .001       $      .002        $      .001        $        .003
                                             =========================================================================

Note 3.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                            June 30,         December 31,
                                         ---------------------------------
                                              2005               2004
                                         --------------------------------

     Raw materials                       $   912,000          $   917,000
     Work in progress                        128,000              112,000
     Finished goods                        4,140,000            5,307,000
                                         -----------          -----------
                                           5,180,000            6,336,000
     Inventory reserve                      (783,000)            (712,000)
                                         -----------          -----------
     Net inventory                       $ 4,397,000          $ 5,624,000
                                         ===========          ===========

Note 4.  Revolving Bank Loan Agreements and Notes Payable

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (6.75% at June 30, 2005) due April 30, 2006 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (7.0% at June 30, 2005). The term loan will become due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of June 30, 2005 Winncom was in compliance with these covenants.


We entered into a financing agreement (the "WFBC Facility") with Wells Fargo Business Credit, Inc. ("WFBC"), on December 9, 2003. The financing agreement was for a term of one year and was renewable for additional one-year terms. The WFBC Facility provided for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility were subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility were collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility were made at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfied all necessary conditions and restrictions. WFBC was under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility. This financing agreement was terminated on May 10, 2005.

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (8.25% at June 30, 2005), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC Wireless Solutions, Inc ("ARC") and its wholly owned subsidiary, Starworks Wireless Inc.("Starworks"), but excluding Winncom Technologies Corp.. The borrowing base will be calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of June 30, 2005 ARC was in compliance with these covenants.

Revolving bank lines-of-credit and other bank debt at June 30, 2005 and December 31, 2004 were:

                                                   June 30,         December 31,
                                                 -------------------------------
                                                     2005              2004
                                                 -------------------------------
    Bank line-of-credit - Winncom                $   969,000        $ 3,118,000
    Bank term loan - Winncom                         208,000            292,000
    Bank line-of-credit - ARC                        555,000            326,000
                                                 ------------------------------
                                                   1,732,000          3,736,000
    Less current portion                          (1,690,000)          (493,000)
                                                 ------------------------------
    Long-term portion                            $    42,000        $ 3,243,000
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

For the quarter ended March 31, 2005, the Company recorded the issuance of 3,332 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $500. In addition, during the quarter ended March 31, 2005, 120,000 shares of common stock were returned to the Company in settlement of a dispute regarding shares issued for consulting fees in 2001.Of the 120,000 shares of common stock returned to the Company, 100,000 have previously been recorded as cancelled in 2002 as a result of the early termination of a consulting agreement in September 2002.

In May 2005 the Company contributed 407,488 shares of common stock, valued at $57,000, into the ARC Wireless Solutions, Inc. 401(k) Plan as an employer matching contribution for the Plan year 2004.

Note 6.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for the Company beginning January 1, 2006, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company has not yet completed its evaluation of the effect of SFAS No. 123(R) but expects its adoption to have an effect on the financial statements similar to the pro-forma effects reported in Note 1 to the Consolidated Financial Statements under the caption above "Stock Based Compensation".

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the Company's financial statements.

The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires restatement of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

The Company has three reportable segments that are separate business units that offer different products as follows: distribution of wireless communications products, antenna manufacturing and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers.

Financial information regarding the Company's three operating segments for the three months and six months ended June 30, 2005 and 2004 are as follows:

Three months Ended June 30, 2005 and 2004

                                         Distribution      Manufacturing        Cable         Corporate        Total
                                         ------------------------------------------------------------------------------

Net Sales                  2005           6,943,000           1,677,000        100,000          (86,000)      8,634,000
                           2004           8,215,000           1,719,000        115,000          (97,000)      9,952,000

Net Earnings (Loss)        2005             143,000             284,000         (4,000)        (216,000)        207,000
                           2004             285,000             291,000        (12,000)        (240,000)        324,000

Earnings (Loss) before     2005             151,000             284,000         (4,000)        (216,000)        215,000
Income Taxes               2004             292,000             291,000        (12,000)        (240,000)        331,000

Identifiable Assets        2005          19,714,000           3,190,000        183,000       (1,622,000)     21,465,000
                           2004          21,577,000           3,470,000        348,000       (1,613,000)     23,782,000

Six months Ended June 30, 2005 and 2004

                                        Distribution       Manufacturing       Cable          Corporate        Total
                                        -------------------------------------------------------------------------------

Net Sales                  2005          14,881,000           2,769,000        161,000         (153,000)     17,658,000
                           2004          13,842,000           3,325,000        192,000         (173,000)     17,186,000

Net Earnings (Loss)        2005             268,000             256,000        (16,000)        (402,000)        106,000
                           2004             378,000             462,000        (25,000)        (410,000)        405,000

Earnings (Loss) before     2005             283,000             256,000        (16,000)        (402,000)        121,000
Income Taxes               2004             393,000             462,000        (25,000)        (410,000)        420,000

Identifiable Assets        2005          19,714,000           3,190,000        183,000       (1,622,000)     21,465,000
                           2004          21,577,000           3,470,000        348,000       (1,613,000)     23,782,000


Corporate represents the operations of the parent Company, including segment eliminations.

Approximately $2.9 million or 16.4% of the sales for the six months ended June 30, 2005 and approximately $2.3 million or 13.4% of the sales for the six months ended June 30, 2004 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan.

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

In October 2004, Winncom, a wholly owned subsidiary of ARC Wireless Solutions, Inc., entered into a "Frame" Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom ("Kazakhtelecom"), Kazakhstan's national telecommunications operator for the Republic of Kazakhstan, that gives Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project is for a total of $54,945,700.

As of June 30, 2005, Kazakhtelecom has not approved the terms from Ex-Im Bank for the majority of the project financing, and Winncom has no commitments for the additional financing to be able to undertake the project. If Winncom is able to obtain the full amount of the financing, Winncom will be paid on a pro-rata basis by Kazakhtelecom after Kazakhtelecom enters into the appropriate agreements with the financial institution(s) for the repayment of the funds to the financial institution(s). Also, in order for Winncom to commence the project, Kazakhtelecom must approve a work program and timeline to be submitted by Winncom. This has not yet occurred. The project, if it commences, is expected to take approximately 30 months from the date the work program and total financing have been approved by Kazakhtelecom. This timeline may be delayed for seasonal purposes due to inclement winter weather in Kazakhstan.

Although the financing is the only known obstacle at this time, there can be no assurances that Winncom will be successful in securing the financing or in meeting all of the other terms and conditions pursuant to the terms of the Agreement to the extent that the financing for the project is secured.

As of June 30, 2005, Winncom has deferred approximately $50,000 in project costs (site survey and engineering) because it believes the project will go forward.. If the project does not go forward Winncom will be required to expense these deferred project costs.

On June 11, 2005, Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc., Proxim International Holdings,Inc. and Wireless Home Corporation (collectively, "Proxim") each filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). Each of these entities has indicated that it will continue to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Winncom Technologies Corp., a wholly-owned subsidiary of ARC Wireless Solutions, Inc, is a distributor for Proxim Corporation, and Proxim has represented a substantial portion of Winncom's product purchases over the last few years.

On July 18, 2005, Proxim entered into an agreement to sell its assets to Terabeam Wireless. The asset purchase agreement was approved by the U.S. Bankruptcy Court for District of Delaware on July 20, 2005. Following that approval, the parties addressed the other pre-closing issues and completed the transaction on July 27, 2005. Under the terms of the asset purchase agreement, Terabeam acquired and assumed most of the domestic and foreign operations of Proxim for a cash purchase price of approximately $25,200,000, subject to certain adjustments, liability assumptions, and deductions.

Due to the uncertainty leading up to and after Proxim's announcement of bankruptcy and a pending sale of assets, Winncom's customers decreased orders of Proxim equipment. Based on discussions with Proxim and Terabeam, Winncom expects to see an eventual resumption of normal sales volumes of Proxim equipment. Nevertheless, there can be no assurance that these product purchases will continue to occur as expected.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations for the Three Month Ended June 30, 2005 and 2004

Sales were $8.6 million and $9.95 million for the three-month periods ended June 30, 2005 and 2004, respectively. The decrease in revenues comparing the three months ended June 30, 2005 to the three months ended June 30, 2004 is primarily attributable to a decrease in Winncom's revenues from $8.2 million for the quarter ended June 30, 2004 to $6.9 million for the quarter ended June 30, 2005; a slight decrease in revenues from the Wireless Communications Solutions Division from $1.71 million for the quarter ended June 30, 2004 to $1.68 million for the quarter ended June 30, 2005 and a slight decrease in Starworks' revenues from $115,000 for the quarter ended June 30, 2004 to $100,000 for the quarter ended June 30, 2005. As noted above, the decrease in revenue in the second quarter of 2005 was attributable to Winncom's customers decreasing Proxim equipment orders due to their concern related to the announcement by Proxim of its bankruptcy and pending sales of assets, which was completed on July 27, 2005 (See Note 8 to the Consolidated Financial Statements).

Gross profit margins were 21.2% and 17.8% for the three-months ended June 30, 2005 and June 30, 2004, respectively. The increase in gross margin for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 is primarily the result of a larger percentage in revenues from the Wireless Communications Solutions Division in relation to overall revenues. Products from this division have a higher margin than the products of Winncom or Starworks. For the quarter ended June 30, 2005, the Wireless Communications Solutions Division sales accounted for 18.4% of total revenues compared to the quarter ended June 30, 2004 in which the Wireless Communications Solutions Division sales accounted for 16.3% of total revenues.

Selling, general and administrative expenses (SG&A) increased by $95,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. SG&A as a percent of revenue increased from 15% for the three months ended June 30, 2004 to 18.4% for the three months ended June 30, 2005. The increase in SG&A from 2004 to 2005 is primarily attributable to increases in international marketing costs and compensation (including commissions). Due to the potential of wireless networking in international markets, Winncom has been increasing its resources and marketing costs for its international markets. International costs primarily include marketing, advertising, trade shows, travel and outside services. Salaries and wages remain the largest component of SG&A, constituting 52% and 58% of the total for the quarters ended June 30, 2005 and 2004, respectively. As of June 30, 2005, Winncom has deferred approximately $50,000 in project costs (site survey and engineering) related to the Kazakhtelecom project. If the project does not go forward Winncom will be required to expense these deferred project costs.

Net interest expense was $72,000 for the three months ended June 30, 2005 compared to $79,000 for the three months ended June 30, 2004. The average balance outstanding on the lines-of-credit and term loan was $1.9 million for the quarter ended June 30, 2005 and $3.7 million for the quarter ended June 30, 2004, but the prime interest rate averaged 6% for the quarter ended June 30, 2005 compared to 4% for the quarter ended June 30, 2004. The Company reduced its inventory and trade accounts payable by $1.2 million and $900,000 respectively thereby reducing its average line-of-credit balance by $1.8million.

The Company had net income of $207,000 for the quarter ended June 30, 2005 as compared to net income of $324,000 for the three months ended June 30, 2004. Even though net sales were less in 2005 than in 2004, the Company had higher margins and higher gross margin in 2005. The increase in gross margin of $66,000 was more than offset by an increase in SG&A of $95,000 and a reduction in other income (consisting primarily of vendor early payment discounts due to improved inventory turns and accounts receivable collections) of nearly $94,000 of which $65,000 was a reduction in early payment discounts. Other income in 2004 also included collection of a previously written off account receivable of $15,000. The reduction in vendor early payment discounts was due to Winncom suspending early payments to Proxim, its largest vendor (see Note 8 to the Consolidated Financial Statements).

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Sales were $17.66 million and $17.19 million for the six-month periods ended June 30, 2005 and 2004, respectively. The slight increase in revenues comparing the six months ended June 30, 2005 to the six months ended June 30, 2004 is attributable to an increase in Winncom's revenues from $13.8 million for the six months ended June 30, 2004 to $14.9 million for the six months ended June 30, 2005, offset by a decrease in revenues from the Wireless Communications Solutions Division from $3.3 million for the six months ended June 30, 2004 to $2.8 million for the six months ended June 30, 2005, and a slight decrease in Starworks' revenues from $192,000 for the six months ended June 30, 2004 to $161,000 for the six months ended June 30, 2005. Sales increased for the six month period ending June 30, 2005 despite the decrease in revenue in the second quarter of 2005 which was attributable to Winncom's customers decreasing Proxim equipment orders due to their concern related to the announcement by Proxim of its bankruptcy and pending sales of assets, which was completed on July 27, 2005 (See Note 8 to the Consolidated Financial Statements). Winncom's revenues in 2005 were boosted by a sale to a single customer of $1.4 million in the first quarter of 2005. The decrease in revenues from the Wireless Communication Solutions Division in 2005 compared to 2004 is primarily the result of management's decision to withhold shipments and minimize the Company's risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer has announced a recapitalization of its company and shipments commenced again in June of 2005.

Gross profit margins were 18.4% and 18.2% for the six-months ended June 30, 2005 and June 30, 2004, respectively. The slight increase in gross margin for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is primarily the result of slightly higher margins at Winncom and the Wireless Communications Solutions Division in 2005 as compared to 2004. For the six months ended June 30, 2005, the Wireless Communications Solutions Division sales accounted for 14.8% of total revenues compared to the six months ended June 30, 2004 in which the Wireless Communications Solutions Division sales accounted for 18.3% of total revenues.

Selling, general and administrative expenses (SG&A) increased by $397,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in SG&A from 2004 to 2005 is primarily attributable to increases in international marketing costs and compensation (including commissions). Due to the potential of wireless networking in international markets, Winncom has been increasing its resources and marketing costs for its international markets. International costs primarily include marketing, advertising, trade shows, travel and outside services. SG&A as a percent of revenue increased from 16.1% for the six months ended June 30, 2004 to 18% for the six months ended June 30, 2005. Salaries and wages remain the largest component of SG&A, constituting 51.7% and 54% of the total for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, Winncom has deferred approximately $50,000 in project costs (site survey and engineering) related to the Kazakhtelecom project. If the project does not go forward Winncom will be required to expense these deferred project costs.

Net interest expense was $146,000 for the six months ended June 30, 2005 compared to $141,000 for the six months ended June 30, 2004. The average balance outstanding on the line of credit and term loan was $3.7 million for the six months ended June 30, 2004 and $2.4 million for the six months ended June 30, 2005, and the prime interest rate averaged 4% for the six months ended June 30, 2004 compared to 5.625% for the six months ended June 30, 2005. The reduction of the average line-of-credit balance was primarily due to a $1.2 million reduction in inventory and a $900,000 increase in trade accounts payable.

The Company had net income of $106,000 for the six months ended June 30, 2005 as compared to net income of $405,000 for the six months ended June 30, 2004. Even though net sales were slightly higher in 2005 than in 2004, the slight increase in gross margin of $120,000 was more than offset by an increase in SG&A of $397,000 and a reduction in other income (consisting primarily of vendor early payment discounts due to improved inventory turns and accounts receivable collections) of nearly $27,000. Other income in 2005 consisted of a gain on sales of assets of $60,000 for which there was none in 2004 and in 2004 included collection of a previously written off account receivable of $15,000. The reduction in vendor early payment discounts of approximately $65,000 was due to Winncom suspending early payments to Proxim, its largest vendor (see Note 8 to the Consolidated Financial Statements).

Financial Condition

Net cash provided by operating activities was $2.4 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $697,000 for the six months ended June 30, 2004. The primary reasons for the increase are a reduction of both inventory of $1.2 million and accounts receivable of $420,000.

Net cash used in investing activities was $70,000 for the six months ended June 30, 2004 compared to $38,000 for the six months ended June 30, 2005, primarily the result of expenditures for patents and equipment.

Net cash used by financing activities for the six months ended June 30, 2005 and 2004 is primarily the result of reductions in bank lines-of-credit though reductions in inventory and accounts receivable.

The Company's working capital at June 30, 2005 was $4.3 million compared to $7.3 million at December 31, 2004. The most significant change in working capital from December 31, 2004 to June 30, 2005 was the reclassification of the bank line-of-credit of $970,000 from long term to current in the second quarter of 2005 due to the fact that it comes due April 30, 2006 and an increase in trade accounts payable of $1.1 million. In addition, we had reductions of both inventory of $1.2 million and accounts receivable of $420,000.

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (6.75% at June 30, 2005) due April 30, 2006 and converted $500,000 of the balance outstanding under the line-of-credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (7.0% at June 30, 2005). The term loan will become due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of June 30, 2005 Winncom was in compliance with these covenants.


We entered into a financing agreement (the "WFBC Facility") with Wells Fargo Business Credit, Inc. ("WFBC"), on December 9, 2003. The financing agreement was for a term of one year and was renewable for additional one-year terms. The WFBC Facility provided for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility were subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility were collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility were made at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfy all necessary conditions and restrictions. WFBC was under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility. This financing agreement was terminated on May 10, 2005.

On May 10, 2005 the Company entered into a new $1.5 million revolving line of credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (8.25% at

June 30, 2005), with covenants to maintain certain financial statement ratios and is collateralized by essentially all of the assets of ARC Wireless Solutions, Inc ("ARC") and its wholly owned subsidiary Starworks Wireless Inc.("Starworks"), but excluding Winncom Technologies Corp.. The borrowing base will be calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of June 30, 2005 ARC was in compliance with these covenants.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Risk Factors" section and elsewhere in this Quarterly Report. In addition, the words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the following Risk Factors. See the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for additional risk factors that could cause actual results to differ materially from the Company's expectations.

Risk Factors

1. We have a history of prior losses and there is no assurance that our operations will be profitable in the future. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001 and for the fiscal year ended December 31, 2003, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997 and again for the fiscal years ended December 31, 2002 and 2004. Profits for some of these years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 14 of our Annual Report on Form 10-K.

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

3. We rely on the protection of patents and certain manufacturing practices to protect our product designs and there is no assurance that these measures will be successful. We attempt to protect our product designs by obtaining patents, when available, and by manufacturing our products in a manner that makes reverse engineering difficult. These protections may not be sufficient to prevent our competitors from developing products that perform in a manner that is similar to or better than our products. Competitors' successes may result in decreased margins and sales of our products.

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

7. The success of our business is highly dependent on key employees, some of whom do not have employment agreements with us. We are highly dependent on the services of our executive management, including Randall P. Marx, our Chief Executive Officer and Gregory E. Raskin, Winncom's CEO. The loss of the services of any of our executive management could have a material adverse effect on us.

8. We may incur significant costs in complying with new governmental regulations which affect our industry, and this may require us to divert funds we use for the development of our business and product . We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the Federal Communications Commission ("FCC") because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

9. Historically, there has been an extremely limited public market for our shares and we cannot predict that the recent trading volume will be sustained. Historically, there has been an extremely limited public market for our shares. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares, as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account. For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On August 5, 2005, the low bid price for the common stock was $0.11, the high asked price was $0.11 and the closing sale price was $0.11. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

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

     o a downturn in economic conditions (particularly purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

     o losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

     o Reductions in credit ratings and/or unavailability of adequate capital;

     o failure to attract new sources of business from expansion of products or services or entry into new markets;

     o    inability to manage future adverse industry trends;

     o future periodic assessments required by current or new accounting standards resulting in additional charges; (See Note 6. Recent Accounting Pronouncements)

     o the loss of a distribution agreement with a major supplier or the loss of a major supplier, such as Proxim Corporation, could have a material adverse impact on the business of Winncom.

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

We are exposed to market risk through interest rates related to our notes payable to the banks which has a variable interest rate equal to the existing bank prime rate (6.25% as of June 30, 2005) plus one-half to two percent. The prime interest rate increased from 4.0% to 6.25% since June 1, 2004 and has increased by another 1.25% since January 1, 2005. An increase in the bank's prime interest rates on the various notes payable by .5% would increase our yearly interest expense by approximately $15,000, assuming borrowed amounts remain outstanding at current levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow

Item 4.  Controls and Procedures

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


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We and our subsidiaries are involved in various legal proceedings of a nature considered normal in the course of our operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, we have reserved as an allowance for doubtful accounts for that portion of the accounts receivable which we estimate will be uncollectible.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May, 2005, the Company contributed 407,488 shares of common stock valued at $57,000, into the ARC Wireless Solutions, Inc. 401(k) Plan as an employere matching contribution for the Plan year 2004. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 6.  Exhibits

         (a)      Exhibits.

         Exhibit No.               Description

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

                                                ARC WIRELESS SOLUTIONS, INC.


Date:    August 11, 2005                        By:  /s/ Randall P. Marx
                                                     -------------------
                                                     Randall P. Marx
                                                     Chief Executive Officer

 Date:   August 11, 2005                        By:  /s/ Monty R. Lamirato
                                                     ---------------------
                                                     Monty R. Lamirato
                                                     Chief Financial Officer