Form 10-Q
period 2005-09-30
ARC WIRELESS SOLUTIONS INC
filed 2005-11-14
CIK 826326

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

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate by check market whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of November 8, 2005, the Registrant had 154,295,000 shares outstanding of its $.0005 par value common stock.

================================================================================

                          ARC Wireless Solutions, Inc.

                          Quarterly Report on FORM 10-Q

                     For The Period Ended September 30, 2005

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2005
            (unaudited) and December 31, 2004.................................4

         Consolidated Statements of Operations for the Three Months and
            Nine Months Ended September 30, 2005 and 2004 (unaudited).........5

         Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2005 and 2004 (unaudited)...........................6

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedures..............................................20


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........20

Item 6.  Exhibits.............................................................20

Signatures....................................................................21

Exhibit 31.1..................................................................22

Exhibit 32.1..................................................................24

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          ARC Wireless Solutions, Inc.
                           Consolidated Balance Sheets

                                                   September 30,    December 31,
                                                       2005             2004
Assets                                              (unaudited)           *
Current assets:
   Cash and equivalents                            $  1,329,000    $    321,000
   Accounts receivable - trade, net                   5,372,000       4,145,000
   Accounts receivable - vendors, net                   403,000         688,000
   Inventory, net                                     4,617,000       5,624,000
   Construction in progress                             131,000            --
   Other current assets                                 308,000         209,000
                                                   ------------    ------------
Total current assets                                 12,160,000      10,987,000
                                                   ------------    ------------

Property and equipment, net                             465,000         527,000
                                                   ------------    ------------

Other assets:
   Goodwill, net                                     10,824,000      10,824,000
   Intangible assets, net                               106,000         113,000
   Deposits                                              77,000          42,000
                                                   ------------    ------------
Total assets                                       $ 23,632,000    $ 22,493,000
                                                   ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                $  3,954,000    $  2,253,000
   Bank debt - current                                2,997,000         493,000
   Accrued expenses                                     694,000         890,000
   Current portion of capital lease obligations          55,000          62,000
                                                   ------------    ------------
Total current liabilities                             7,700,000       3,698,000

Capital lease obligations, less current portion          68,000          90,000
Bank debt, less current portion                            --         3,243,000
                                                   ------------    ------------
Total liabilities                                     7,768,000       7,031,000
                                                   ------------    ------------

Commitments
Stockholders' equity:
   Common stock                                          78,000          78,000
   Preferred stock                                         --              --
   Additional paid-in capital                        21,759,000      21,704,000
   Treasury stock                                    (1,195,000)     (1,195,000)
   Accumulated deficit                               (4,778,000)     (5,125,000)
                                                   ------------    ------------
Total stockholders' equity                           15,864,000      15,462,000
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 23,632,000    $ 22,493,000
                                                   ============    ============

* These numbers were derived from the audited financial statements for the year ended December 31, 2004.

See accompanying notes.


                                          ARC Wireless Solutions, Inc.
                                     Consolidated Statements of Operations


                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
                                                          (unaudited)                      (unaudited)
Sales, net                                        $ 11,016,000    $  9,495,000    $ 28,674,000    $ 26,681,000
Cost of sales                                        9,032,000       7,617,000      23,444,000      21,678,000
                                                  ------------    ------------    ------------    ------------
      Gross profit                                   1,984,000       1,878,000       5,230,000       5,003,000
                                                  ------------    ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative expenses      1,682,000       1,581,000       4,853,000       4,355,000
                                                  ------------    ------------    ------------    ------------
Total operating expenses                             1,682,000       1,581,000       4,853,000       4,355,000
                                                  ------------    ------------    ------------    ------------
      Income from operations                           302,000         297,000         377,000         648,000

Other income (expense):
   Interest expense, net                               (52,000)        (73,000)       (193,000)       (219,000)
   Other income                                         28,000         119,000         216,000         334,000
                                                  ------------    ------------    ------------    ------------
      Total other income (expense)                     (24,000)         46,000          23,000         115,000
                                                  ------------    ------------    ------------    ------------
Income before income taxes                             278,000         343,000         400,000         763,000

Provision for income taxes                             (38,000)         (7,000)        (53,000)        (22,000)
                                                  ------------    ------------    ------------    ------------
Net Income                                        $    240,000    $    336,000    $    347,000    $    741,000
                                                  ============    ============    ============    ============


                                                  ============    ============    ============    ============
Net income per share - basic                      $       .002    $       .002    $       .002    $       .005
                                                  ============    ============    ============    ============
Net income per share - diluted                    $       .002    $       .002    $       .002    $       .005
                                                  ============    ============    ============    ============


See accompanying notes.






                              ARC Wireless Solutions, Inc.
                         Consolidated Statements of Cash Flows


                                                                  Nine Months Ended
                                                                     September 30,
                                                                 2005            2004
                                                              -----------    -----------
                                                                     (unaudited)
Operating activities
Net income                                                    $   347,000    $   741,000
Adjustments to reconcile net income to net cash provided by
Operating activities:
     Depreciation and amortization                                173,000        178,000
     Provision for doubtful accounts                              227,000        167,000
     Non-cash expense for issuance of stock and options            (3,000)         1,000
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                   (1,169,000)        49,000
       Inventory                                                1,007,000       (978,000)
       Prepaids and other current assets                          (99,000)    (1,088,000)
       Construction in progress                                  (132,000)
       Other assets                                               (34,000)      (102,000)
       Accounts payable and accrued expenses                    1,562,000      1,493,000
                                                              -----------    -----------
Net cash provided by operating activities                       1,879,000        461,000
                                                              -----------    -----------

Investing activities
Patent acquisition costs                                           (4,000)       (14,000)
Purchase of plant and equipment                                   (83,000)       (94,000)
                                                              -----------    -----------
Net cash used in investing activities                             (87,000)      (108,000)
                                                              -----------    -----------

Financing activities
Repayment of line of credit and capital lease obligations         (45,000)      (188,000)
Net borrowings under lines of credit and other debt              (739,000)       120,000
                                                              -----------    -----------
Net cash used in financing activities                            (784,000)       (68,000)
                                                              -----------    -----------

Net increase in cash                                            1,008,000        285,000
Cash, beginning of period                                         321,000        227,000
                                                              -----------    -----------
Cash, end of period                                           $ 1,329,000    $   512,000
                                                              ===========    ===========

Supplemental cash flow information:
  Cash paid for interest                                      $   193,000    $   264,000
  Equipment acquired under capital lease                      $    17,000    $    52,000
   Issuance of common stock for accrued 401(k) employer
     matching contribution                                    $    57,000           --



See accompanying notes.

                                        6

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2005

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

Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future period.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income
(loss) and per share amounts for the three months and nine months ended September 30, 2005 and 2004, respectively, would have been adjusted to the pro forma amounts indicated below:

                                               Three Months Ended September 30   Nine Months Ended September 30
                                                    2005             2004             2005             2004
                                               -------------    -------------    -------------    -------------
Net income (loss) as reported                  $     240,000    $     336,000    $     347,000    $     741,000
Add: stock based compensation included
in reported net income (loss)                           --               --               --               --
Deduct: Stock-based compensation cost
under SFAS No. 123                                   (17,000)         (37,000)         (21,000)         (43,000)
                                               -------------    -------------    -------------    -------------
Pro forma net income (loss)                    $     223,000    $     299,000    $     326,000    $     698,000
                                               =============    =============    =============    =============

Pro forma basic and diluted net income
(loss) per share:
Pro forma shares used in the  calculation
of pro forma net income (loss) per common
share- basic                                     154,288,000      153,888,000      154,067,000      153,886,000
Pro forma shares used in the calculation
of pro forma net income (loss) per common
share- diluted                                   154,288,000      153,926,000      154,167,000      153,982,000
Reported net income (loss) per common share
- basic and diluted                            $        .002    $        .002    $        .002    $        .005
Pro forma net income (loss) per common share
- basic and diluted                            $        .002    $        .002    $        .002    $        .005


Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS No. 123.
Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

                                          Three and Nine        Three Months         Nine Months
                                           Months Ended            Ended                Ended
                                        September 30, 2005   September 30, 2004   September 30, 2004
                                        ------------------   ------------------   ------------------
Volatility                                     1.24                 1.04              .87 - 1.04
Expected life of options (in years)             2-3                    2                       2
Dividend Yield                                   0%                   0%                      0%
Risk free interest rate                       4.00%                2.75%            2.25 - 2.75%


Note 2. Earnings Per Share

SFAS 128 provides for the calculation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity.



The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                    Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                                    September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004
                                    ------------------   ------------------   ------------------   ------------------

Numerator: Net Income (Loss)           $   240,000          $    336,000         $    347,000         $    741,000
                                       ===========          ============         ============         ============

Denominator:
Denominator for basic earnings per
share - weighted average shares        154,288,000           153,888,000          154,067,000          153,886,000
Effect of dilutive securities
  Employee stock options                      --                  38,000              100,000               96,000
  Common stock warrants                       --                    --                   --                   --
                                       -----------          ------------         ------------         ------------
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversion          154,288,000           153,926,000          154,167,000          153,982,000
                                       ===========          ============         ============         ============

Basic earnings (loss) per share        $      .002          $       .002         $       .002         $       .005
                                       ===========          ============         ============         ============

Diluted earnings (loss) per share      $      .002          $       .002         $       .002         $       .005
                                       ===========          ============         ============         ============

Note 3. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                   September 30,   December 31,
                                   -------------   ------------
                                       2005            2004
                                    -----------    -----------
                Raw materials       $ 1,052,000    $   917,000
                Work in progress        127,000        112,000
                Finished goods        4,244,000      5,307,000
                                    -----------    -----------
                                      5,423,000      6,336,000
                Inventory reserve      (806,000)      (712,000)
                                    -----------    -----------
                Net inventory       $ 4,617,000    $ 5,624,000
                                    ===========    ===========


Note 4. Revolving Bank Loan Agreements and Notes Payable

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (7.25% at September 30, 2005) due April 30, 2006 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (7.5% at September 30, 2005). The term loan will become due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of September 30, 2005 Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project described in
Note 8, specifically project engineering and laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was only entered into after Kazakhtelecom agreed to fully guaranty the repayment of Winncom's borrowings under the Line of Credit Agreement. Kazakhtelecom will repay the Line of Credit borrowings either from the proceeds of the permanent project financing noted in
Note 8 or from its own capital if the project financing does not go forward. In September 2005, Winncom was advanced $1,036,000 under the Line of Credit Agreement.

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

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (8.75% at September 30, 2005), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC Wireless Solutions, Inc ("ARC") and its wholly owned subsidiary, Starworks Wireless Inc.("Starworks"), but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of September 30, 2005 ARC was in compliance with these covenants.

Revolving bank lines-of-credit and other bank debt at September 30, 2005 and December 31, 2004 were:

                                              September 30,   December 31,
                                              ------------    -----------
                                                  2005            2004
                                               -----------    -----------
      Domestic Bank line-of-credit - Winncom   $ 1,268,000    $ 3,118,000
      Foreign Bank line-of-credit - Winncom      1,036,000           --
      Bank term loan - Winncom                     167,000        292,000
      Bank line-of-credit - ARC                    526,000        326,000
                                               -----------    -----------
                                                 2,997,000      3,736,000
      Less current portion                      (2,997,000)      (493,000)
                                               -----------    -----------
      Long-term portion                        $      --      $ 3,243,000
                                               ===========    ===========


Note 5. Equity Transactions

For the nine months ended September 30, 2004, the Company recorded the issuance of 6,575 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $1,000.

For the nine months ended September 30, 2005, the Company recorded the issuance of 7,678 shares of common stock to directors for outstanding obligations for accrued directors' fees in the amount of $1,000. In addition, during the quarter ended March 31, 2005, 120,000 shares of common stock were returned to the Company in settlement of a dispute regarding shares issued for consulting fees in 2001. Of the 120,000 shares of common stock returned to the Company, 100,000 had previously been recorded as cancelled in 2002 as a result of the early termination of a consulting agreement in September 2002.

In May 2005 the Company contributed 407,488 shares of common stock, valued at $57,000, into the ARC Wireless Solutions, Inc. 401(k) Plan as an employer matching contribution for the Plan year 2004.

Note 6. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) which is effective for the Company beginning January 1, 2006, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

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

Financial information regarding the Company's three operating segments for the three months and nine months ended September 30, 2005 and 2004 are as follows:

Three Months Ended September 30, 2005 and 2004

                                Distribution   Manufacturing     Cable       Corporate          Total
                                ------------------------------------------------------------------------
Net Sales                2005   $  8,975,000   $  1,979,000    $ 131,000    $    (69,000)   $ 11,016,000
                         2004      7,906,000      1,631,000       86,000        (128,000)      9,495,000

Net Earnings (Loss)      2005        114,000        400,000       (7,000)       (267,000)        240,000
                         2004        423,000        212,000      (15,000)       (284,000)        336,000

Earnings (Loss) before   2005        131,000        420,000       (7,000)       (266,000)        278,000
Income Taxes             2004        430,000        212,000      (15,000)       (284,000)        343,000

Identifiable Assets      2005     21,657,000      3,411,000      214,000      (1,650,000)     23,632,000
                         2004     22,904,000      3,585,000      340,000      (1,869,000)     24,960,000


Nine Months Ended September 30, 2005 and 2004

                                Distribution   Manufacturing     Cable        Corporate         Total
                                ------------------------------------------------------------------------
Net Sales                2005   $ 23,856,000   $  4,749,000    $ 291,000    $   (222,000)   $ 28,674,000
                         2004     21,747,000      4,956,000      278,000        (300,000)     26,681,000

Net Earnings (Loss)      2005        382,000        656,000      (24,000)       (667,000)        347,000
                         2004        802,000        674,000      (40,000)       (695,000)        741,000

Earnings (Loss) before   2005        414,000        677,000      (24,000)       (667,000)        400,000
Income Taxes             2004        824,000        674,000      (40,000)       (695,000)        763,000

Identifiable Assets      2005     21,657,000      3,411,000      214,000      (1,650,000)     23,632,000
                         2004     22,904,000      3,585,000      340,000      (1,869,000)     24,960,000

Corporate represents the operations of the parent Company, including segment eliminations.

Approximately $6.1 million or 21.3% of the sales for the nine months ended September 30, 2005 and approximately $4.6 million or 17.3% of the sales for the nine months ended September 30, 2004 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan.

Note 8. Kazakhtelecom Project

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

On May 9, 2005, the Export Import Bank of the United States ("Ex-Im Bank") Board of Directors approved the majority of the financing for a project awarded to Winncom Technologies Corp. ("Winncom") for the development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. The Ex-Im Bank is the official export credit agency of the

United States. Ex-Im Bank's mission is to assist in financing the export of U.S. goods and services to international markets. In August 2005, Societe Generale bank, New York, NY, committed to finance up to $11 million of the remaining amount necessary for the previously announced turnkey telecommunications project in Kazakhstan. Societe Generale New York, NY, would be the lender for the entire $55 million to JSC Kazakhtelecom, of which the Ex-Im Bank of New York had previously agreed to guarantee up to $48 million. The primary guarantor for repayment of the $55 million would be Kazkommertsbank, Kazakhstan's largest bank.

As of November 8, 2005, Kazakhtelecom has not yet approved the terms from Societe Generale New York, NY for the project financing. Winncom will be paid on a pro-rata basis by Kazakhtelecom after Kazakhtelecom enters into the appropriate agreements with Societe Generale New York, NY for the repayment of the funds. Also, in order for Winncom to commence the project, Kazakhtelecom must approve a work program and timeline to be submitted by Winncom. This has not yet occurred. The project, if it commences, is expected to take approximately 30 months from the date the work program and total financing have been approved by Kazakhtelecom. This timeline may be delayed for seasonal purposes due to inclement winter weather in Kazakhstan.

Although the financing is the only known obstacle at this time, there can be no assurances that the financing package will be approved by Kazakhtelecom or that Winncom will meet all of the other terms and conditions pursuant to the terms of the Agreement to the extent that the financing terms for the project are approved. See Note 4, Revolving Bank Loan Agreements and Notes Payable.

As of September 30, 2005, Winncom has deferred approximately $131,000 in project costs (site survey and engineering) because it believes that it is probable that the project will go forward. If the project does not go forward Winncom will be required to expense these deferred project costs.

Note 9. Commitments and Contingencies

On June 11, 2005, Proxim Corporation and its subsidiaries Proxim Wireless Networks, Inc., Proxim International Holdings,Inc. and Wireless Home Corporation (collectively, "Proxim") each filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). Each of these entities indicated that it will continue to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Winncom Technologies Corp., a wholly-owned subsidiary of ARC Wireless Solutions, Inc, is a distributor for Proxim Corporation, and Proxim has represented a substantial portion of Winncom's product purchases over the last few years.

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

The original Proxim announcement of bankruptcy and a pending sale of assets to Terabeam resulted in some of Winncom's customers decreasing orders of Proxim equipment especially in June and July of 2005. Based on orders that have been received through September 30, 2005 and due to the fact that there has been no interruption of the delivery of Proxim equipment, Winncom believes that Proxim purchases will return to normal levels.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Sales were $11 million and $9.5 million for the three month periods ended September 30, 2005 and 2004, respectively. The increase in revenues comparing the three months ended September 30, 2005 to the three months ended September 30, 2004 is primarily attributable to an increase in Winncom's revenues from $7.9 million for the quarter ended September 30, 2004 to $9 million for the quarter ended September 30, 2005 boosted by a sale to a single international customer of $1.4 million; an increase in revenues from the Wireless Communications Solutions Division from $1.6 million for the quarter ended September 30, 2004 to $1.98 million for the quarter ended September 30, 2005 and a slight increase in Starworks' revenues from $86,000 for the quarter ended September 30, 2004 to $131,000 for the quarter ended September 30, 2005 (See
Note 9 to the Consolidated Financial Statements).

Gross profit margins were 18% and 19.8% for the three months ended September 30, 2005 and September 30, 2004, respectively. The decrease in gross margin for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 primarily results from a large sale at lower than normal margins to an international customer by Winncom, offset somewhat by a larger percentage in revenues from the Wireless Communications Solutions Division in relation to overall revenues. Products from this division have a higher margin than the products of Winncom or Starworks. For the quarter ended September 30, 2005, the Wireless Communications Solutions Division sales accounted for 17% of total revenues compared to the quarter ended September 30, 2004 in which the Wireless Communications Solutions Division sales accounted for 15.8% of total revenues.

Selling, general and administrative expenses (SG&A) increased by $101,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. SG&A as a percent of revenue decreased from 16.7% for the three months ended September 30, 2004 to 15.3% for the three months ended September 30, 2005. The increase in SG&A from 2004 to 2005 is primarily attributable to increases in international marketing costs and compensation (including commissions and bonuses) recorded in the quarter ended September 30, 2005. Last year bonuses were not recorded until the fourth quarter. Due to the potential of wireless networking in international markets, Winncom has been increasing its resources and marketing costs for its international markets. International costs primarily include marketing, advertising, trade shows, travel and outside services. Salaries and wages remain the largest component of SG&A, constituting 55% and 57% of the total for the quarters ended September 30, 2005 and 2004, respectively. As of September 30, 2005, Winncom has deferred approximately $131,000 in project costs (site survey, engineering and travel) related to the Kazakhtelecom project. If the project does not go forward Winncom will be required to expense these deferred project costs.

Net interest expense was $52,000 for the three months ended September 30, 2005 compared to $73,000 for the three months ended September 30, 2004. The average balance outstanding on the lines-of-credit and term loan was $1.9 million for the quarter ended September 30, 2005 and $3.9 million for the quarter ended September 30, 2004, but the prime interest rate averaged 6.5% for the quarter ended September 30, 2005 compared to 4.75% for the quarter ended September 30, 2004. The Company reduced its average inventory balances by nearly $1.6 million, combined with net income thereby allowing it to reduce its average line-of-credit balance by $2 million.

The Company had net income of $240,000 for the quarter ended September 30, 2005 as compared to net income of $336,000 for the three months ended September 30, 2004. Higher sales in 2005 compared to 2004 were offset by lower margins, higher SG&A and a reduction in other income (consisting primarily of vendor early payment discounts). Vendor early payment discounts were $22,000 for the quarter ended September 30, 2005 compared to $88,000 for the quarter ended September 30, 2004. The reduction in vendor early payment discounts was due to Winncom suspending early payments to Proxim, its largest vendor (see Note 9 to the Consolidated Financial Statements). Other income in 2004 also included collection of a previously written off account receivable of $15,000.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Sales were $28.7 million and $26.7 million for the nine month periods ended September 30, 2005 and 2004, respectively. The $2 million increase in revenues during the nine months ended September 30, 2005 is primarily attributable to an increase in Winncom's revenues from $21.7 million for the nine months ended September 30, 2004 to $23.8 million for the nine months ended September 30, 2005, partially offset by a decrease in revenues from the Wireless Communications Solutions Division from $4.96 million for the nine months ended September 30, 2004 to $4.75 million for the nine months ended September 30, 2005, and a slight increase in Starworks' revenues from $278,000 for the nine months ended September 30, 2004 to $291,000 for the nine months ended September 30, 2005. Sales increased for the nine month period ended September 30, 2005, boosted by sales to two single customers of $1.4 million each in the first and third quarter of 2005 and despite the decrease in revenue in the second quarter of 2005, which was attributable to Winncom's customers decreasing Proxim equipment orders due to their concern related to the announcement by Proxim of its bankruptcy and pending sales of assets, which was completed on July 27, 2005 (See Note 9 to the Consolidated Financial Statements). The decrease in revenues from the Wireless Communication Solutions Division in 2005 compared to 2004 is primarily the result of management's decision to withhold shipments and minimize the Company's risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer announced a recapitalization of its company and shipments commenced again in June of 2005.

Gross profit margins were 18.2% and 18.8% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in gross margin for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is primarily the result of the Wireless Communications Solutions Division sales accounting for 15.8% of total revenues compared to the nine months ended September 30, 2004 in which the Wireless Communications Solutions Division sales accounted for 17.4% of total revenues. Products from this division have a higher margin than the products of Winncom or Starworks.

Selling, general and administrative expenses (SG&A) increased by $498,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in SG&A from 2004 to 2005 is primarily attributable to increases in international marketing costs and compensation (including commissions and bonuses) recorded in the third quarter. Last year bonuses were not recorded until the fourth quarter. Due to the potential of wireless networking in international markets, Winncom has been increasing its resources and marketing costs for its international markets. International costs primarily include marketing, advertising, trade shows, travel and outside services. SG&A as a percent of revenue increased from 16.3% for the nine months ended September 30, 2004 to 16.9% for the nine months ended September 30, 2005. Salaries and wages remain the largest component of SG&A, constituting 52.8% and 55% of the total for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, Winncom has deferred approximately $131,000 in project costs (site survey and engineering) related to the Kazakhtelecom project. If the project does not go forward Winncom will be required to expense these deferred project costs.

Net interest expense was $193,000 for the nine months ended September 30, 2005 compared to $219,000 for the nine months ended September 30, 2004. The average balance outstanding on the line of credit and term loan was $2.2 million for the nine months ended September 30, 2005 and $3.7 million for the nine months ended September 30, 2005, and the prime interest rate averaged 4.125% for the nine months ended September 30, 2004 compared to 5.83% for the nine months ended September 30, 2005. The reduction of the average line-of-credit balance was primarily due to a reduction in inventory.

The Company had net income of $347,000 for the nine months ended September 30, 2005 as compared to net income of $741,000 for the nine months ended September 30, 2004. Even though net sales were higher in 2005 than in 2004, there was a decrease in gross margin, an increase in SG&A of $498,000 and a reduction in other income, primarily vendor early payment discounts of $135,000.

Other income in 2005 also included a gain on sales of assets of $60,000 for which there was none in 2004 and in 2004 included collection of a previously written off account receivable of $15,000. The reduction in vendor early payment discounts of approximately $135,000 was due to Winncom suspending early payments to Proxim, its largest vendor (see Note 9 to the Consolidated Financial Statements).

Financial Condition

Net cash provided by operating activities was $1.88 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $461,000 for the nine months ended September 30, 2004. The primary reason for the increase is an increase in accounts payable and accrued expenses of nearly $1.6 million. The benefits from the reductions in inventory of approximately $1 million are offset by an increase in trade accounts receivable of $1.1 million.

Net cash used in investing activities was $87,000 for the nine months ended September 30, 2005 compared to $108,000 for the nine months ended September 30, 2004, primarily the result of lower expenditures for patents and equipment.

The increase in net cash used by financing activities for the nine months ended September 30, 2005 compared to 2004 is primarily the result of significant reductions in domestic bank lines-of-credit though reductions in inventory offset by increases in international bank lines of credit for construction financing. Cash and cash equivalents increased approximately $1 million because of a draw of approximately $1 million taken from the international line of credit at the end of the quarter, the proceeds of which will be used for the Kazakhstan project.

The Company's working capital at September 30, 2005 was $4.46 million compared to $7.3 million at December 31, 2004. The most significant change in working capital from December 31, 2004 to September 30, 2005 was the reclassification of the bank line-of-credit of $1.3 million from long term to current in the second quarter of 2005 due to the fact that it comes due April 30, 2006 and an increase in trade accounts payable of $1.7 million, although cash and cash equivalents increased nearly $1 million.

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (7.25% at September 30, 2005) due April 30, 2006 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (7.5% at September 30, 2005). The term loan will become due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of September 30, 2005 Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project described in
Note 8, specifically project engineering and laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was only entered into after Kazakhtelecom agreed to fully guaranty the repayment of Winncom's borrowings under the Line of Credit Agreement. Kazakhtelecom will repay the Line of Credit borrowings either from the proceeds of the permanent project financing noted in
Note 8 or from its own capital if the project financing does not go forward. In September 2005, Winncom was advanced $1,036,000 under the Line of Credit Agreement.

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

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (8.75% at September 30, 2005), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC Wireless Solutions, Inc ("ARC") and its wholly owned subsidiary, Starworks Wireless Inc. ("Starworks"), but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of September 30, 2005 ARC was in compliance with these covenants.

Management believes that continued profitable operations, current working capital and available borrowings on existing bank lines of credit, will be sufficient to allow the Company to maintain its operations through September 30, 2006 and into the foreseeable future.

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

5. We face intense competition in our industry and there is no assurance that we will be able to adequately compete with our larger competitors. The communications and antenna industries are highly competitive, and we compete with substantially larger companies. These competitors have larger sales forces and more highly developed marketing programs as well as larger administrative staffs and more available service personnel. The larger competitors also have greater financial resources available to develop and market competitive products. The presence of these competitors could significantly affect any attempts to develop our business. However, we believe that we will have certain advantages in attempting to develop and market our products, including a more cost-effective technology, the ability to undertake smaller projects, and the ability to respond to customer requests more quickly than some larger competitors. We cannot be certain that these conclusions will prove correct.

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

8. We may incur significant costs in complying with new governmental regulations which affect our industry, and this may require us to divert funds we use for the development of our business and products. We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the Federal Communications Commission ("FCC") because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

9. Historically, there has been an extremely limited public market for our shares and we cannot predict that the recent trading volume will be sustained. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares, as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account. For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On November 8, 2005, the low bid price for the common stock was $0.11, the high asked price was $0.13 and the closing sale price was $0.11. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

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

      o future periodic assessments required by current or new accounting standards resulting in additional charges; (See Note 6. Recent Accounting Pronouncements)

      o the loss of a distribution agreement with a major supplier or the loss of a major supplier could have a material adverse impact on the business of Winncom.

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

We are exposed to market risk through interest rates related to our notes payable to the banks which has a variable interest rate equal to the existing bank prime rate (6.75% as of September 30, 2005) plus one-half to two percent. The prime interest rate increased from 4.75% to 6.75% over the last year. An increase in the bank's prime interest rates on the various notes payable by 1% would increase our yearly interest expense by approximately $23,000, assuming borrowed amounts remain outstanding at current levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow

Item 4. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May, 2005, the Company contributed 407,488 shares of common stock valued at $57,000, into the ARC Wireless Solutions, Inc. 401(k) Plan as an employer matching contribution for the Plan year 2004. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

                                           ARC WIRELESS SOLUTIONS, INC.


Date:  November 11, 2005                   By: /s/ Randall P. Marx
                                           -----------------------
                                           Randall P. Marx
                                           Chief Executive Officer


Date:  November 11, 2005                   By: /s/ Monty R. Lamirato
                                           -------------------------
                                           Monty R. Lamirato
                                           Chief Financial Officer