Form 10-K
period 2005-12-31
ARC WIRELESS SOLUTIONS INC
filed 2006-03-20
CIK 826326

================================================================================
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ========================

                                   FORM 10 - K

                            ========================

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.
Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer   [ ] Non-accelerated filer [X]


As of June 30, 2005, the Registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,371,000. This calculation is based upon the average of the closing bid price of $.12 and ask price of $.12 of the stock on June 30, 2005 as reported by OTC Bulletin Board. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The number of shares of the registrant's $.0005 par value common stock outstanding as of February 24, 2006 was 154,300,191.

================================================================================

                          ARC Wireless Solutions, Inc.
                 Form 10-K for the Year Ended December 31, 2005

                                Table of Contents

                                                                        Page No.
                                     PART I

Item 1.    Business.........................................................  4
Item 1a.   Risk Factors..................................................... 13
Item 2.    Properties....................................................... 15
Item 3.    Legal Proceedings................................................ 16
Item 4.    Submission of Matters to a Vote of Security Holders.............. 16

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............... 16
Item 6.    Selected Consolidated Financial Data............................. 18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation......................................... 18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....... 24
Item 8.    Financial Statements and Supplementary Data...................... 25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 25
Item 9A.   Controls and Procedures.......................................... 25
Item 9B.   Other Information................................................ 25

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............... 26
Item 11.   Executive Compensation........................................... 29
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.................................. 34
Item 13.   Certain Relationships and Related Transactions................... 36
Item 14.   Principal Accountant Fees and Services........................... 36

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules.......................... 37

Signatures ................................................................. 39

                                     PART I

Item 1. Business
----------------

                                    Overview
                                    --------

Our Company
-----------

We provide high quality, timely, cost effective wireless network component and end-to-end wireless network solutions. Our Wireless Communications Solutions Division designs, develops, manufactures, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and flat panel antennas. Our Winncom Technologies Corp subsidiary ("Wincomm") specializes in marketing, distribution and service of wireless component and network solutions in support of both voice and data applications, both domestically and internationally. Our Starworks Wireless Inc. subsidiary ("Starworks") specializes in the design, marketing and distribution of cable in the United States, primarily through OEMs and third-party distributors, retailers and the Internet.

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

     Portable Antennas
     -----------------

     Our portable antennas are unique yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio, cellular phone or can be installed either directly in or on a computer or other device. We market two primary portable antenna designs, the Freedom Antenna(R) and the "F" antenna. The Freedom Antenna(R) and Freedom Antenna Plus(TM) are unique broadband, patented antennas designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The "F" Antenna is designed mainly to work with laptop computers and metering devises in the 800 MHz to 900 MHz frequency range. The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.

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

     Global Positioning System (GPS) Antennas
     ----------------------------------------

     We have developed proprietary, flat GPS antenna systems that integrates with a GPS receiver. GPS receivers communicate with a constellation of globe-orbiting satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military, civilian and commercial boats, planes, for surveying, recreational hikers, and more recently in vehicle tracking and asset management. Accurate to within several feet, there are several types of GPS systems, some of which are the size of a cellular phone and are very easy to use. We are currently marketing our GPS antenna products on an OEM basis for the purposes of fleet management, asset management and vehicle tracking systems.

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

     Flat Panel Antennas
     -------------------

     Our flat panel antennas are flat antennas that are used for Wi-Fi(R) and WiMAX and related technologies. The antenna design typically incorporates a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities. We added several new designs including 3.5GHz and 5.8GHz flat panel antennas in 2004.

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

     Test Range
     ----------

     In 2005, the Company completed the construction of an antenna test range for the purpose of testing RF antennas with a frequency range up to 6GHz. The antennas test range consists of a Scientific Atlanta Model 2095 Microwave Measurement System and 40 foot indoor anechoic test chamber. From time to time the Company will rent the test range to other companies interested in testing the performance of their finished wireless product.

Principal products of our Winncom subsidiary include the following:

     Unlicensed Wireless Products
     ----------------------------

     Unlicensed wireless products use frequencies that require a license to manufacture but not a license to use. Winncom's primary products are the Wi-Fi(R), WiMAX, and other license free products operating in the 2.4GHz to 5.8GHz and 60GHz frequency ranges for most license free standards. Any business or consumer may use these products as long as they do not interfere with other users. Winncom currently markets products manufactured by Alvarion, Axxcelera, Bridgewave, Cisco, Proxim("Terabeam"), Motorola, Nomadix, Orthogon Systems, Colubris and BellAir, all of which are leaders in the unlicensed communications hardware market. These products are used in high-speed (up to 1Gb) point-to-point and point-to-multi-point wireless networking applications, including, among others, internet access, hot spots, local and wide area networks (LAN/WAN), Voice Over IP (VoIP), telco applications and industrial process automation and data acquisition.

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

     Antennas
     --------

     Winncom sells both, customer premise equipment (CPE) and base station antenna solutions as well as a full range of antennas for point-to-point and point-to-multi-point applications. Winncom offers directional panel antennas, as well as a variety of sectorized and omni-directional, amplified CPE antennas and ethernet CPE antennas for wireless Internet access and various data and voice applications.

     Accessories
     -----------

     Winncom is a full service value-added distributor, specializing in the design and development of a host of accessory products. These products include the amplifiers, 2.4GHz-5.8GHz, and 2.4GHz-5.8GHz frequency converters, filters, power supplies, power cords, and environmental enclosures necessary for the installation and optimum performance of a wireless network. The 2.4GHz to 5.8GHz frequency converter, designed by Winncom engineers, enhances the deployment of the readily available low-cost 2.4GHz wireless WAN/ LAN equipment sold by Winncom. The main applications for this new solution include wireless Internet access, campus wireless LANs and wireless spectrum WANs. The frequency converter will provide additional transmission channels in the unlicensed spectrum resulting in a considerable increase in bandwidth capacity. It also promotes usage of the 5.8GHz spectrum to supplement network performance where the 2.4GHz spectrum is saturated. The product is sold both domestically and internationally.

     Network Infrastructure Product
     ------------------------------

     Winncom offers a complete line of high-performance voice and data infrastructure and security products by AVAYA Communication, Cisco, Comet, Lucent Technologies, Multitech, Polycom and Sagem. The virtual private network systems (VPN) enable organizations of all sizes, from small businesses to large enterprises and managed data service providers, to securely connect remote users, branch offices, business partners, and customers, taking full advantage of the cost savings and productivity enhancing benefits of virtual private networks. The voice and data products are designed for the new generation of network (NGN) architectures that cost-effectively integrate voice, video, and data on a single infrastructure, while providing reliability, ubiquity, and security to meet the challenges and dynamic requirements of the enterprise business environment from converged networks to e-business solutions.

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

Principal products of our Starworks subsidiary include the following:

     Cable and Related Components
     ----------------------------

     We design and market coaxial cable and related components through our Starworks subsidiary. Starworks originally provided pre-packaged components, primarily using cable, to the direct-to-home satellite dish industry. To increase sales and customer satisfaction, the satellite programming industry began offering professional installation with the purchase of a home satellite dish, limiting the sales of pre-packaged components. Starworks has transformed its business to provide installers and other OEM customers with components for various wireless installations. Starworks' primary focus is no longer specific to just the satellite industry but to the wireless industry in general, offering bulk cable, jumper cables consisting of certain lengths of cable with connectors pre-installed and related components. We are continuing our efforts to increase our sales of cable and related products to complement our overall wireless business.

Marketing and Distribution
--------------------------

     Our Wireless Communications Solutions Division markets its commercial line of antennas directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. The Wireless Communications Solutions Division also markets our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. We provide individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.arcwireless.net, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified wireless solutions. Inquiries through the web site are pursued by our in-house and outside sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. mountain time. Many of our products are also marketed internationally. We currently have numerous international distributors marketing our products in several countries. We are currently negotiating with various international manufacturers to manufacture our proprietary products. This process can save duty and freight costs making us more competitive.

     Winncom is a value added distributor that supports distribution of products with internal sales, technical support, system design and feasibility studies, installation and training. Winncom's customer base comprises networking value added resellers ("VARs"), system integrators, ISPs, competitive local exchange carriers ("CLECs") and incumbent local exchange carriers ("ILECs"). Winncom promotes and supports the one-stop-source philosophy for wireless data networking products and services. Consistent with our one-stop-source approach, Winncom markets and sells a number of its own products as well as private label products that fit into our marketing philosophy. We believe we have an advantage over the competition due to our knowledge of wireless networking, better product availability, in-house technical expertise and customer support and can turnkey the implementation of most wireless network projects or applications.

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

     In October 2004, Winncom entered into a "Frame" Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom ("Kazakhtelecom"), Kazakhstan's national telecommunications operator for the Republic of Kazakhstan, that gives Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project is for a total of approximately $55,000,000.

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

     In January 2006, the Ex-Im Bank guaranteed portion of financing totaling approximately $48 million was closed and JSC Kazakhtelecom committed to the balance of the $55 million tender to either pay directly to Winncom or through a loan from other lenders.

     Societe Generale is lending the money to Kazkommertsbank on behalf of the end user, JSC Kazakhtelecom. JSC Kazakhtelecom had approved the work program and timeline for part of the project, submitted by Winncom earlier, which was a prerequisite prior to the closing of the previously announced $2.3 million financing for Winncom to accelerate the installation of the fiber optic cable. Winncom completed the installation of the fiber optic cable in October, 2005.

     The first phase of the contract is expected to be completed by the end of 2006 and is expected to generate revenues of $18 to $22 million.

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

Research And Development
------------------------

Research and development ("R&D") costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2005, 2004 and 2003. We spent approximately $315,000 $250,000 and $289,000 on R&D in 2005, 2004 and 2003, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Financial Information About Industry Segments.
----------------------------------------------

The Company has three reportable segments that are separate business units that offer different products as follows: distribution of wireless communication products, antenna manufacturing and cable products. Please see Note 10 to our consolidated financial statements, included in this report.

Employees
---------

At December 31, 2005, we had 111 full time employees including 63 in manufacturing and distribution, 16 in sales and customer support, 12 in engineering and product development, and 20 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Patents
-------

We currently hold 13 U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief Scientist, is the inventor of record for a patent valid through the year 2007, for micro strip antennas and multiple radiator array antennas. Mr. Shoemaker also is the inventor of record for a patent for a serpentine planar broadband antenna that expires in 2011. In addition, Mr. Shoemaker and Mr. Randall P. Marx, our Chief Executive Officer, are inventors of record for a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of record for a patent, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of record for a patent for a conformal antenna for a satellite dish, which expires in 2013, as well as for a patent for conformal antenna assemblies, which expires in 2016. Mr. Shoemaker and Mr. Marx each have permanently assigned to us all rights to these patents.

The former president of our subsidiary Starworks Wireless, Inc., David E. McConnell, is the inventor of record for a patent for a coaxial cable connector, which will expire in 2017, all rights to which are owned by the Company as a result of the acquisition of Starworks Technologies Inc. on September 29, 2000.

In addition, Dr. Mohamed Sanad, a former Principal Consulting Engineer, is the inventor of record for a patent that was designed for remote wireless metering, which will expire in 2019. He is also the inventor of another patent used for remote wireless metering as well as mobile data collection, which will expire in 2019. Dr. Sanad has permanently assigned to us all of the rights to the patent.

Raymond L. Lovestead, one of our former engineers, is the inventor of record for our low cross-polarization microstrip patch radiator patent, which will expire in 2021. Mr. Lovestead has permanently assigned to the Company all patent and other rights in the products covered by this patent application and all other products that have been developed while employed by us.

Dr. Donald A. Huebner, and Mr. Lovestead are the inventors of record for our Ultra-Broadband Thin Planar antenna patent, which is used for our Freedom Antenna(R) and will expire in 2022. Dr. Huebner is also one of our Directors. Dr. Huebner has permanently assigned to the Company all patent and other rights in the products covered by this utility patent.

Steven C. Olson, our Chief Technology Officer, is the inventor of record for our Partially Shared Antenna Aperture patent, which will expire in 2023 and which is currently used in some of our fixed wireless access antennas

Per the terms of the asset purchase agreement with BATC (see page 12) we have also filed a utility patent application with Mr. Jeffrey A. Godard, currently an engineer with BATC, and Mr. Olson as inventors of record, both of whom have permanently assigned to us all patent and other rights to any commercial products covered by this utility patent application. This patent application for our Microstrip Fed Log antenna has been granted and will expire in 2022.

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

We currently have seven trademarks, ANTENNAS AMERICA, AIRBASE, UNIPAK, FREEDOM ANTENNA, EXSITE, OMNIBASE and PARITY that are registered marks. We also have in use the following trademarks, which we anticipate will become registered: ARC VLPA, DUALBASE, FREEDOM PLUS and FREEDOM ANTENNA PLUS.

We seek to protect our proprietary products, information and technology through reliance on confidentiality provisions, and, when practical, the application of patent, trademark and copyright laws. We cannot assure that these applications will result in the issuance of patents, trademarks or copyrights of our products, information or technology.

History
-------

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

On April 12, 1989, we merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988 and had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. Pursuant to the merger, Antennas America, Inc. was merged into us, all the issued and outstanding stock of Antennas America, Inc. was converted into 41,952,000 of our shares, and our name was changed to Antennas America, Inc. In October 2000, we changed our name to ARC Wireless Solutions, Inc. ("ARC Wireless" or the "Company") from Antennas America, Inc.

On May 24, 2000, we purchased, through our subsidiary, Winncom Technologies Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. The acquisition was accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward. We paid $12.7 million in aggregate consideration, consisting of $3.7 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6.0 million in shares of our restricted common stock (6,946,000 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction.

On September 29, 2000, we purchased, through our subsidiary, Starworks Wireless Inc. ("Starworks"), the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company). The acquisition was accounted for as a purchase. We paid $2.3 million in aggregate consideration in 2000, consisting of $0.8 million in cash and $1.5 million in shares of our restricted common stock (1,959,000 shares). As a result of a settlement agreement reached with the former shareholders of Starworks Technology, Inc. in December 2001, 1,459,499 shares of our common stock were returned to us and we received an option to purchase the remaining 500,000 shares of common stock at $.15 per share, which we exercised in January 2002.

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

Item 1a. Risk Factors.
----------------------

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. We have a history of prior losses and there is no assurance that our operations will be profitable in the future. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001 and for the fiscal year ended December 31, 2003, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997 and again for the fiscal years ended December 31, 2002, 2004 and 2005. Profits for some of these years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 14 of this Annual Report on Form 10-K.

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

7. The success of our business is highly dependent on key employees. We are highly dependent on the services of our executive management, including Randall P. Marx, our Chief Executive Officer and Gregory E. Raskin, Winncom's CEO. The loss of the services of any of our executive management could have a material adverse effect on us.

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

9. Historically, there has been an extremely limited public market for our shares and we cannot predict that the recent trading volume will be sustained. Historically, there has been an extremely limited public market for our shares. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares, as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account. For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On February 24, 2006, the low bid price for the common stock was $0.12, the high asked price was $0.12 and the closing sale price was $0.12. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

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

          o the distribution business is subject to the risk that the value of our inventory will be affected adversely by suppliers' price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory.

          o the loss of a distribution agreement with a major supplier or the loss of a major supplier, could have a material adverse impact on the business of Winncom. We have instituted in the past and continue to institute changes in our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts.

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

Item 2. Properties
------------------

Our principal offices are located in Wheat Ridge, Colorado, where we lease approximately 50,000 square feet of office and warehouse space for our corporate offices and for the manufacture of antennas. This lease commenced on July 1, 2003 and expires on June 30, 2010.

In addition, we lease approximately 24,000 square feet of office and warehouse space at our Winncom facility in Solon, Ohio, where we sell and distribute component solutions for LAN/WAN communications systems. This lease expires in December 31, 2010.

Item 3. Legal Proceedings
-------------------------

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No litigation exists at December 31, 2005 or at the date of this report that management believes will have a material impact on the financial position or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There have been no matters submitted to a vote of shareholders during the last quarter of the year ended December 31, 2005


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

                                  Common Stock
                                  ------------

                                                    Sales Price
                                                    -----------
           Quarter Ended                     High                Low
           -------------                     ----                ---
           March 31, 2004                    $.22                $.13
           June 30, 2004                      .17                 .09
           September 30, 2004                 .16                 .10
           December 31, 2004                  .21                 .12
           March 31, 2005                     .19                 .13
           June 30, 2005                      .16                 .10
           September 30, 2005                 .14                 .10
           December 31, 2005                  .13                 .09

On February 24, 2006 the closing sales price for our common stock was $0.12 and the approximate number of our shareholders of record was 443. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
---------------------------------------

For the year ended December 31, 2005, we recorded the issuance of 17,350 shares of common stock to directors for outstanding obligations for directors' fees in the amount of $2,050.

For the year ended December 31, 2005, the Company granted a total of 350,000 options, 100,000 to employees and 250,000 to outside directors. The securities were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Equity Compensation Plan Information.
-------------------------------------

Securities authorized for issuance under our equity compensation plans as of December 31, 2005 are as follows:

                                   Equity Compensation Plan Table

                                       Number of securities to       Weighted average         Number of securities
                                       be issued upon exercise       exercise price of      remaining available for
                                       of outstanding options,     outstanding options,         future issuance
                                         warrants and rights        warrants and rights
                                                (a)                         (b)                       (c)
Equity compensation plans approved
by security holders                          2,525,000                     $.15                    6,267,000

Equity compensation plans not
approved by security holders                         0                        -                            -

Total                                        2,525,000                     $.15                    6,267,000








ITEM 6. Selected Consolidated Financial Data
--------------------------------------------

The following table sets forth selected consolidated financial data for each of the Company's last five fiscal years. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

                                   Selected Annual Consolidated Data

                                                     For the Years Ended December 31,
                                -------------------------------------------------------------------------
                                    2005           2004           2003            2002           2001
                                ------------   ------------   ------------    ------------   ------------

Revenues                        $ 39,657,000   $ 35,662,000   $ 29,181,000    $ 30,205,000   $ 29,007,000
Gross Profit                       7,477,000      6,784,000      4,984,000       6,082,000      6,054,000
Income (loss) from operations      1,032,000        594,000       (473,000)        261,000     (2,611,000)
Net income (loss)               $  1,292,000   $    688,000   $   (285,000)   $    307,000   $ (2,801,000)
Earnings (loss) per share:
Basic and diluted               $       .008   $       .004   $      (.002)   $       .002   $      (.019)

                                -------------------------------------------------------------------------
                                    2005           2004           2003            2002           2001
                                ------------   ------------   ------------    ------------   ------------
Cash and cash equivalents       $    167,000   $    321,000   $    227,000    $    265,000   $    345,000
Working capital                    7,816,000      7,289,000      7,049,000       3,502,000      5,589,000
Total Assets                      33,490,000     22,493,000     22,740,000      23,455,000     24,001,000
Total Liabilities                 16,680,000      7,031,000      7,968,000       8,451,000      9,354,000
Stockholders' equity            $ 16,810,000   $ 15,462,000   $ 14,772,000    $ 15,004,000   $ 14,647,000


The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

                                                                     2005
                                            December 31     September 30      June 30        March 31
                                            -----------     ------------      -------        --------
Net sales                                   $ 13,005,000    $ 10,468,000   $  8,108,000   $  8,076,000
Gross profit                                   2,247,000       1,984,000      1,834,000      1,412,000
Net income (loss)                           $    946,000    $    240,000   $    207,000   $   (101,000)
Net income (loss) per share                 $       .006    $       .002   $       .001   $      (.001)

                                                                     2004
                                            December 31     September 30      June 30        March 31
                                            -----------     ------------      -------        --------
Net sales                                   $ 10,065,000    $  8,973,000   $  9,561,000   $  7,063,000
Gross profit                                   1,781,000       1,878,000      1,768,000      1,357,000
Net income (loss)                           $    (53,000)   $    336,000   $    324,000   $     81,000
Net income (loss) per share                 $      (.001)   $       .002   $       .002   $       .001


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Financial Condition

At December 31, 2005 we had approximately $7.8 million in working capital, which is an improvement over working capital at December 31, 2004 of $7.3 million. While there were significant increases in trade receivables ($3.6 million), and construction in progress ($5.9 million), (related to the Kazakhtelecom Project and new in 2005), and deferred tax assets ($516,000), these increases were offset by increases in trade accounts payable, $8.2 million and construction contract billings in excess of revenue $896,000(also new in 2005). Trade payables were unusually high at the end of 2005 compared to 2004 because Winncom purchased approximately $6 million in equipment related to the Kazakhtelecom Project in December, 2005.

We had total assets of $33.5 million as of December 31, 2005 as compared with $22.5 million as of December 31, 2005. The $11 million increase is primarily due to increases in trade receivables and construction in progress discussed above.

Liabilities increased from $7.03 million at December 31, 2004 to $16.7 million at December 31, 2005, or approximately $9.4 million primarily due to the purchase of approximately $6 million in equipment in December 2005, borrowings on the foreign line of credit of $1 million and billings in excess of cost of $897,000 all related to the Kazakhtelecom Project.

We had net cash used in operating activities of $731,000 and $239,000 for the years ended December 31, 2005 and 2003. We had net cash provided by operating activities of $706,000 for the year ended December 31, 2004.

Management believes that continued profitable operations, current working capital, new and renewed bank lines of credit, will be sufficient to allow the Company to maintain its operations through December 31, 2006 and into the foreseeable future.

Long Term Contract

In October 2004, Winncom entered into a "Frame" Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom ("Kazakhtelecom"), Kazakhstan's national telecommunications operator for the Republic of Kazakhstan, that gives Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project is for a total of approximately $55,000,000.

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

In January 2006, the Ex-Im Bank guaranteed portion of financing totaling approximately $48 million was closed and JSC Kazakhtelecom committed to the balance of the $55 million tender to either pay directly to Winncom or through a loan from other lenders.

Societe Generale is lending the money to Kazkommertsbank on behalf of the end user, JSC Kazakhtelecom. JSC Kazakhtelecom had approved the work program and timeline for part of the project, submitted by Winncom earlier, which was a prerequisite prior to the closing of the previously announced $2.3 million financing for Winncom to accelerate the installation of the fiber optic cable. Winncom completed the installation of the fiber optic cable in October, 2005.

The first phase of the contract is expected to be completed by the end of 2006 and is expected to generate revenues of $18 to $22 million.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements.

Contractual Obligations

                                                        Payments Due By Period
                                             -------------------------------------------------
                                             Less than 1                           More than 5
                                   Total        Year        1-3 Years   3-5 Years     Years
                                   -----        ----        ---------   ---------     -----
Lines of credit                 $4,357,000   $1,888,000    $2,469,000          -        -
Long-term debt                   $ 125,000    $ 125,000             -          -        -
Capital lease obligations (1)    $ 123,000     $ 78,000      $ 41,000    $ 4,000        -
Operating leases                $1,694,000    $ 329,000     $ 709,000   $656,000        -
Purchase obligations (2)        $4,852,000   $4,852,000             -          -        -

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

Results of Operations
---------------------

Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004
------------------------------------------------------------------------------

Total revenues increased 11.2% from $35.7 million for the year ended December 31, 2004 to $39.7 million for the year ended December 31, 2005. The $4 million increase in revenues during the year ended December 31, 2005, is primarily attributable to an increase in Winncom's revenues from $29.2 million for the year ended December 31, 2004 to $32.9 million for the year ended December 31, 2005 and an increase in revenues from the Wireless Communications Solutions Division from $6.4 million for the year ended December 31, 2004 to $6.6 million for the year ended December 31, 2005. Sales increased for the year ended December 31, 2005 at Winncom, boosted by sales to international customers of approximately $1.4 million each in the first and third quarter of 2005 and the commencement of the Kazakhtelecom construction contract that generated $2.6 million in contract revenue. This increase in sales occurred despite the decrease in revenue in the second quarter of 2005, which was attributable to Winncom's customers decreasing Proxim equipment orders due to their concern related to the announcement by Proxim of its bankruptcy and pending sales of assets, which was completed on July 27, 2005. The increase in revenues from the Wireless Communication Solutions Division in 2005 compared to 2004 occurred despite management's decision to withhold shipments and minimize the Company's risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer announced a recapitalization of its company and shipments commenced again in June of 2005.

Gross profit margins were 18.8% and 19% for the year ended December 31, 2005 and 2004, respectively. The decrease in gross margin for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily the result of a 13% increase in Winncoms revenue. Even though the Wireless Communications Solutions Division sales were relatively flat, only a $200,000 increase comparing 2005 to 2004, they contributed an additional $200,000 in gross margin comparing 2005 to 2004. The Wireless Communications Solutions Division accounted for only 16% of total revenues compared to the year ended December 31, 2005 as compared to the year ended December 31, 2004 in which the Wireless

Communications Solutions Division sales accounted for 17% of total revenues. Products from the Wireless Communications Solutions Division have a higher margin than the products of Winncom or Starworks. In addition, Winncoms margins were slightly lower in 2005 compared to 2004 as a result of the long term construction contract revenue which has a lower margin that Winncoms normal distribution revenue.

Selling, general and administrative expenses (SG&A) increased by $255,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in SG&A from 2004 to 2005 is primarily attributable to increases in international marketing costs and compensation (including commissions and bonuses). Due to the potential of wireless networking in international markets, Winncom has been increasing its resources and marketing costs for its international markets. International costs primarily include marketing, advertising, trade shows, travel and outside services. SG&A as a percent of revenue decreased from 17.4% for the year ended December 31, 2004 to 16.3% for the year ended December 31, 2005. Salaries and wages remain the largest component of SG&A, constituting 54.5% and 54% of the total for the year ended December 31, 2005 and 2004, respectively.

Net interest expense was $284,000 for the year ended December 31, 2005 compared to $300,000 for the year ended December 31, 2004. While the average balance outstanding on the lines of credit and term loan decreased by 35% from $4 million for the year ended December 31, 2004 to $2.6 million for the year ended December 31, 2005, the prime interest rate increased 40% from 5% at December 31, 2004 to 7% as of December 31, 2005. The reduction of the average line-of-credit balance was primarily due to profitability and a decease in the average number of days trade accounts receivable were outstanding.

We had an income tax benefit of $292,000 for the year ended December 31, 2005 compared to income tax expense of $53,000 for the year ended December 31, 2004. The 2005 income tax benefit is comprised of two components, taxes currently payable of approximately $198,000 offset by the restoration of net deferred tax assets of approximately $490,000. Management estimated that in the fourth quarter of 2005 that due to the likelihood of continued profitability the valuation allowance on its net deferred tax assets of approximately $490,000 was no longer considered necessary. In 2005, the Company used its remaining net operating loss carry-forwards of approximately $412,000 to offset some taxable income whereas in 2004 the Company used net operating loss carry-forwards to offset all taxable income.

The Company had net income of $1,292,000 for the year ended December 31, 2005 as compared to net income of $688,000 for the year ended December 31, 2004. As discussed in the previous paragraph the Company had an income tax benefit of $292,000 in 2005 compared to income tax expense of $53,000. Income before income taxes rose 35% from $741,000 in 2004 to $1 million in 2005 mainly due to an 11% increase in net revenues from 2004 to 2005 offset by a reduction in other income in 2005, primarily a reduction of vendor early payment discounts of approximately $200,000 due to Winncom suspending early payments to Proxim, its largest vendor. Other income in 2005 also included a gain on sales of assets of $60,000 for which there was none in 2004 and other income in 2004 included collection of a previously written off account receivable of $15,000.

Fiscal Year Ended December 31, 2004 Compared To Fiscal Year Ended December 31, 2003
------------------------------------------------------------------------------

Revenues were $35.7 million and $29.2 million for the years ended December 31, 2004 and 2003, respectively. The $6.5 million increase in revenues for the year ended December 31, 2004 compared with the year ended December 31, 2003 is primarily due to a $5.6 million increase in Winncom's revenues, a $500,000 increase in the Wireless Communications Solutions Division's revenues, and a $400,000 increase in Starworks' revenues.

Gross profit margins were 19% and 17.1% for the year ended December 31, 2004 and December 31, 2003, respectively or an 11% increase. The higher gross margin for the year ended December 31, 2004 compared with the year ended December 31, 2003 is primarily the result of higher margins from the Wireless Communications

Solutions Division whose margins increased from 35.6% to 43.5% as a result of product mix even though the percentage of revenues from the Wireless Communications Solutions Division compared to total revenues declined. For the year ended December 31, 2004, the Wireless Communications Solutions Division sales accounted for 17% of revenues as compared with the year ended December 31, 2003, in which the Wireless Communications Solutions Division sales accounted for 19.2% of revenues.

Selling, general and administrative expenses (SG&A) were approximately $6.190 million for the year ended December 31, 2004 compared to $5.457 million for the year ended December 31, 2003, an increase of approximately $733,000. Despite the increase in SG&A, SG&A as a percent of revenue decreased from 18.7% for the year ended December 31, 2003 to 17.4% for the year ended December 31, 2004. Salaries and wages remain the largest component of SG&A, constituting 55% of the total SG&A for the year ended December 31, 2004 and 51% for the year ended December 31, 2003. The total dollar amount of salaries and wages increased from $2.8 million for the year ended December 31, 2003 to $3.4 million for the year ended December 31, 2004. Nearly half the increase in salaries and wages between 2003 and 2004 is due to increases in sales commissions as a result of the 22% increase in revenues.

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

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2005, our net accounts receivable balance was $7,706,000.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2005, our inventory balance was $6,107,000.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2005, we had $10.9 million of goodwill and intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

Income Taxes: The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis. Management estimated that in the fourth quarter of 2005 that due to the likelihood of continued profitability the valuation allowance on its net deferred tax assets of approximately $490,000 was no longer considered necessary

Revenue Recognition - Percentage of Completion: Starting in 2005 the Company commenced a long term construction contract and the Company follows the percentage-of-completion method of accounting for contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance. Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated costs incurred to date with management's current estimate of total costs to be incurred at contract completion. Revenue is recognized on the basis of actual costs incurred plus the portion of income earned. Contract costs include all direct material, subcontractor costs, and labor costs and those indirect costs related to contract performance. Revisions in profit estimates during the period of a contract are reflected in the accounting period in which the revised estimates are made on the basis of the stage of completion at the time. If estimated total costs on a contract indicate a loss, the entire amount of the estimated loss is provided for currently. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings to customers in excess of earned revenue and advances on contracts.

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $385,000 should be adequate for any exposure to loss in our accounts receivable as of December 31, 2005. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $799,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

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

We are exposed to market risk through interest rates related to our lines of credit and note payable to the banks which have variable interest rates equal to existing bank prime rate (7.0% as of December 31, 2005) plus one-half percent to two percent. The prime interest rate increased from 5.0% to 7.0% in 2005 and increased to 5.25% in January 2005. An increase in the bank's prime interest rates on the notes payable by an additional 2% in 2006 would increase our yearly interest expense by approximately $52,000, assuming borrowed amounts remain outstanding at 2005 average levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-23 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

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

Item 9B Other Information
-------------------------

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors and Executive Officers.
---------------------------------

Our directors and executive officers are as follows:
----------------------------------------------------

  Name                  Age   Position with the Company                        Director Since
  ----                  ---   -------------------------                        --------------
  Randall P. Marx       53    Chief Executive Officer, Secretary, Director          1990

  Donald A. Huebner     60    Director                                              1998

  Robert E. Wade        59    Director                                              2005

  Sigmund A. Balaban    64    Director                                              1994

  Gregory E. Raskin     52    President, Director                                   2001

  Monty R. Lamirato     50    Chief Financial Officer, Treasurer                     -

  Steve C. Olson        49    Chief Technology Officer                               -

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

Robert E. Wade. Mr. Wade became a Director in December 2005. A former bank director, Mr. Wade currently serves as a member of the boards of directors of mutual funds: Franklin Mutual Series Fund Inc. since 1996, Franklin Managed Trust and Franklin Value Investors Trust since 2004. In March of 2005, Mr. Wade was named Chairman of the Board of Franklin Mutual Series Fund Inc., having previously served as Chairman of its Audit Committee. Mr. Wade also serves as a director in several Templeton investment company funds. He has also been a director of El Oro and Exploration Co. plc. since 2003. Mr. Wade is a practicing attorney in New Jersey and is a trustee of the Newark Museum, Newark, NJ.

Sigmund A. Balaban. Mr. Balaban has served as Director since December 1994. Mr. Balaban had served as Senior Vice President / Corporate Secretary, of Fujitsu General America, Inc. of Fairfield, New Jersey, from 2000 until July of 2001 when he retired. Mr. Balaban was Vice President, Credit of Teknika Electronics from 1986 to 1992 and was Senior Vice President and General Manager of Teknika Electronics since 1992 to 2000. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc. is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer.

Gregory E. Raskin. Mr. Raskin is President of the Company and CEO of Winncom. He founded Winncom in 1995 and joined us coincident with the acquisition of Winncom in May 2000. Mr. Raskin was elected as a Director of the Company in February 2001. Previous to Winncom, he was founder and President of a company that introduced (and certified) Wireless LANs to former Soviet Block Countries. He holds MS degrees in Electrical Engineering and Control System Engineering.

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

Steven C. Olson. Mr. Olson serves as our Chief Technology Officer. Prior to joining ARC Wireless in August 2001, Mr. Olson was employed at Ball Aerospace for 14 years, including the last five years as Director of Engineering for Ball's Wireless Communications Solutions Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball's high performance, low cost AirBASE(R) antenna technology, specifically for use in its future commercial wireless business. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively. Audit Committee of the Board of Directors

The audit committee consists of three independent directors, Mr. Sigmund A. Balaban, who is chairman of the committee, Mr. Robert E. Wade and Dr. Donald A. Huebner. The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of its activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter.

Audit Committee Financial Expert

The board of directors has determined that at least one member of the audit committee, Mr. Sigmund A. Balaban, is an audit committee financial expert.

Audit Committee Charter

Our Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the Audit Committee charter annually.

Compensation Committee

The Board of Directors currently has a Compensation Committee, consisting of Mr. Robert E. Wade, the chairman of the compensation committee, Mr. Randall P. Marx, Mr. Gregory E. Raskin and Mr. Sigmund A. Balaban, which met during the year ended December 31, 2005 and 2004 but did not meet during the year ended December 31, 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2005, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Code of Ethics
--------------

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company's officers, directors and principal financial officer adhere to a reasonably responsible code of ethics and as such, we have adopted a code of ethics that applies to our executive officers, including Mr. Randall P. Marx, our Chief Executive Officer, Mr. Gregory E. Raskin, our President, Mr. Monty R. Lamirato, our Chief Financial Officer, and Mr. Steven C. Olson, our Chief Technology Officer.

Item 11. Executive Compensation
-------------------------------

Summary Compensation Table.

The following table sets forth in summary form the compensation of our Chief Executive Officer and each other executive officer who received total salary and bonus exceeding $100,000 during any of the three successive fiscal years ending December 31, 2005 (the "Named Executive Officers").

                                                                                         Long Term Compensation
                                                                            ------------------------------------------------
                                           Annual Compensation                      Awards                 Payouts
                                                                                    ------                 -------
                              -------------------------------------------
                                                                            Restricted   Securities
                                                             Other Annual     Stock      Underlying   LTIP       All Other
                              Fiscal     Salary     Bonus    Compensation     Awards      Options    Payouts    Compensation
Name and Principal Position    Year      ($) (1)    ($) (2)      ($) (3)        ($)          (#)     ($) (4)      ($) (5)
---------------------------    ----      -------    -------      -------        ---          ---     -------      -------
Randall P. Marx                2005      235,000     50,000           0           0            0         0             0
Chief Executive Officer,
Secretary and Director         2004      195,000     90,000           0           0            0         0             0

                               2003      195,000          0           0           0            0         0             0

Gregory E. Raskin              2005      385,000     98,000           0           0            0         0             0
President, and Director
                               2004      321,000     90,000           0           0            0         0             0

                               2003      300,000     25,000           0           0            0         0             0

Monty R. Lamirato              2005     150,000      15,000           0           0            0         0             0
Chief Financial Officer and
Treasurer                      2004     135,000           0           0           0      500,000         0             0

                               2003     125,000      20,000           0           0            0         0             0

Steve C. Olson                 2005     175,000      49,000           0           0            0         0             0
Chief Technology Officer
                               2004     162,000      37,000           0           0      500,000         0             0

                               2003     155,000      16,000           0           0            0         0             0

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

Option Grants in Last Fiscal Year
---------------------------------

There we no individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2005.


Aggregated Option Exercises for Last Fiscal Year and Fiscal Year-End Option
Values
---------------------------------------------------------------------------

The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 2005 by the Named Executive Officers and the value of unexercised stock options held by the Named Executive Officers as of December 31, 2005.

                                    Aggregated Option Exercises
                              For Fiscal Year Ended December 31, 2005
                                  And Year-End Option Values (1)


                                                           Number of Securities        Value of Unexercised
                                                          Underlying Unexercised              In-the-
                                                          Options at Fiscal Year-        Money Options at
                                                                 End (#) (4)          Fiscal Year-End ($) (5)
                                                          ------------------------   -------------------------
                     Shares
                     Acquired on
      Name           Exercise (2)   Value Realized ($)   Exercisable  Unexercisable  Exercisable  Unexercisable
      ----           ------------   ------------------   -----------  -------------  -----------  -------------
                                    (3)
Randall P. Marx                0                     0    1,000,000              0            0               0

Gregory E. Raskin              0                     0            0              0            0               0

Monty R. Lamirato              0                     0      500,000              0            0               0

Steve C. Olson                 0                     0      500,000              0            0               0

(1)  No stock appreciation rights are held by any of the Named Executive
     Officers.

(2) The number of shares received upon exercise of options during the year ended December 31, 2005.

(3) With respect to options exercised during the year ended December 31, 2005, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(4) The total number of unexercised options held as of December 31, 2005, separated between those options that were exercisable and those options that were not exercisable on that date.

(5) For all unexercised options held as of December 31, 2005, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. These values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on December 31, 2005. As required, the price used to calculate these figures was the closing sale price of the common stock at year's end, which was $0.10 per share on December 31, 2005.

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

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2005 at exercise prices ranging from $.11 to $.15 per share.

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2004 and 2002, at an exercise price of $.16 and $.13 per share, respectively. No options were granted during 2003.

As of December 31, 2005, there were 425,000 exercisable options outstanding related to the grants to Outside Directors. Dr. Donald Huebner's employment terminated on January 31, 2002 but he continues as a Director of the Company, as such all of his options are disclosed as Outside Directors options.

In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. There were no options granted in 2003 but in 2005 and 2004, the Board granted a total of 1,100,000 options under the Plan to employees with exercise prices ranging from $.12 to $.15. As of December 31, 2005, there were 2,100,000 exercisable options outstanding related to grants to employees, all of which were granted under the Plan.

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

Outside Directors vested 225,000, 200,000 and 100,000 stock options, respectively, during fiscal years ended December 31, 2005, 2004 and 2003. Outside Directors earned $2,050, $2,000 and $1,000, respectively in meeting attendance fees in 2005, 2004 and 2003, respectively and were paid with the issuance of 17,350 shares of restricted common stock in 2005, the issuance of 13,865 shares of restricted common stock in 2004 and 9,280 shares of restricted common stock in 2003.

Other Arrangements. During the year ended December 31, 2005, no compensation was paid to our Outside Directors other than pursuant to the standard compensation arrangements described in the previous section. During the years ended December 31, 2005, 2004 and 2003 Mr. Sigmund Balaban, one of our outside directors was paid $30,000, $30,000 and $30,000, respectively, in connection with his position as Chairman of the Audit Committee.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements
------------------------------------------------------------------------

We entered into a new written three year employment agreement with Mr. Marx effective January 2, 2004. In accordance with his employment agreement, Mr. Marx is to receive an annual base salary of $195,000 in 2004, $235,000 in 2005 and $245,000 in 2006. In addition, Mr. Marx can receive bonuses up to $90,000, $100,000 and $150,000 in 2004, 2005 and 2006, respectively if certain net profit goals are achieved. Mr. Marx earned a bonus of $50,000 for 2005 and $90,000 for 2004.

We entered into a written employment agreement with Mr. Marx effective January 2, 2002, which terminated on January 2, 2004. In accordance with his employment agreement, Mr. Marx received an annual base salary of $195,000 in 2002 and 2003 and a bonus of $70,000 for 2002. He did not earn a bonus for 2003.

We entered into a written employment agreement with Gregory E. Raskin, President of our Winncom subsidiary and beneficial owner of 2.7 percent of our stock, or 4,069,162 shares, effective May 24, 2000. The employment agreement was for the period May 24, 2000 through May 31, 2002, at an annual base salary of $250,000. Mr. Raskin also was eligible to earn bonuses of up to $500,000 over the term of the agreement, based on Winncom's periodic attainment of certain revenues and earnings objectives, no bonus was earned in 2001. Mr. Raskin also received options to purchase 250,000 shares of our common stock at a price of $0.89 per share from December 19, 2000 through May 24, 2002. We entered into an employment agreement with Mr. Raskin effective as of June 1, 2002 with a term of two and one-half years. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $300,000 per year. Mr. Raskin was eligible to receive bonuses for each of the years ending December 31, 2002, 2003 and 2004 of between $50,000 and $300,000 depending upon Winncom achieving certain predetermined revenues and EBIDTA goals for those periods. Mr. Raskin earned a bonus of $25,000 and $50,000 for 2003 and 2002, respectively. In September 2004, we entered into a new two and one-half year employment agreement with Mr. Raskin effective October 1, 2004. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $385,000 per year. Mr. Raskin was eligible to receive bonus for the year ending December 31, 2004 between $25,000 and $90,000 depending upon Winncom achieving certain predetermined net income goals and Mr. Raskin will earn a bonus of $10% of net income for the years ended December 31, 2005 and 2006. Mr. Raskin earned a bonus of $98,000, $90,000 and $25,000 for
2005, 2004 and 2003, respectively.

We entered into a new written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective July 1, 2005 for the period July 1, 2005 through June 30, 2007, at an annual base salary of $155,000. In addition, Mr. Lamirato can earn a bonus of $15,000 in 2005 and 2006 if certain net profit goals are achieved. Mr. Lamirato earned a bonus of $15,000 for 2005.

We entered into a written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective July 1, 2004 for the period July 1, 2004 through June 30, 2005, at an annual base salary of $145,000. In addition, Mr. Lamirato also received options to purchase 500,000 shares of our common stock at $0.12 per share exercisable from July 1, 2004 to July 1, 2007.

We entered into a written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective June 22, 2001. The employment agreement is for the period June 22, 2001 through June 30, 2004, at an annual base salary of $111,000, adjusted to $125,000 on July 1, 2002. Mr. Lamirato also is eligible to earn bonuses of $35,000 or 3% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), whichever is greater, over the term of the agreement. Mr. Lamirato earned a bonus of $20,000 for 2003. Mr. Lamirato also received options to purchase 350,000 shares of our common stock at prices ranging from $.14 to $0.33 per share exercisable from June 22, 2001 through June 30, 2004.

We entered into a new written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 22, 2004. The employment agreement is for the period August 22, 2004 through August 22, 2007 at an annual base salary of $175,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $49,000 in 2005 and $37,000 in 2004. Mr. Olson also received options to purchase 500,000 shares of our common stock at a price of $0.12 per share from August 22, 2004 through August 22, 2007.

We entered into a written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 13, 2001. The employment agreement is for the period August 13, 2001 through August 13, 2004 at an annual base salary of $155,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson earned a bonus of $16,000, in 2003. Mr. Olson also received options to purchase 500,000 shares of our common stock at a price of $0.27 per share from August 13, 2001 through August 13, 2004.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee is composed of our Chief Executive Officer/Secretary, our President and two non-employee directors. None of these individuals served as a member of the compensation committee of another entity, which has an executive officer serving on the Compensation Committee of the Company. No executive officer of the Company served as a director of another entity, which had an executive officer serving on the Compensation Committee of the Company. Finally, no executive officer of the Company served as a member of the compensation committee of another entity, which had an executive officer serving as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information as of February 24, 2006 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                             Number of Shares          Percent
Name and Address of Beneficial Owner      Beneficially Owned (1)       of Class
------------------------------------      ----------------------       --------

Randall P. Marx                                9,480,111(2)               6.1%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Sigmund A. Balaban                             1,725,751(3)               1.1%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Donald A. Huebner                                296,715(4)                *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Robert E. Wade                                 3,467,000(9)               2.2%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Gregory E. Raskin                              4,069,162(5)               2.6%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Steve Olson                                      587,559(8)                 *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Monty R. Lamirato                                571,133(6)                 *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Michael Maness                                   237,313(7)                *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

                                             Number of Shares          Percent
Name and Address of Beneficial Owner      Beneficially Owned (1)       of Class
------------------------------------      ----------------------       --------

Barry Nathanson                               11,798,559                  7.7%
6 Shore Cliff Place
Great Neck, NY  11023

Hudson River Investments, Inc.                11,603,225                  7.52%
Skelton Building, Main Street.
POB 3139 Road Town
Tortola, British Virgin Islands

Evansville Limited                             9,301,060                  6.03%
c/o Quadrant Management Inc.
40 West 57th Street, 20th Floor
New York, NY  10019

All officers and directors as a group         20,434,744(2)(3)(4)(5)(6)    13%
(eight persons)                                         (7)(8)(9)

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

(2) Includes 8,312,665 shares directly held by Mr. Marx, 98,984 shares in his ARC Wireless 401(k) account, 40,000 shares held by his spouse's IRA and 28,463 shares owned beneficially through a 50% ownership of an LLC. Includes options to purchase 1,000,000 shares at $.18 per share until January 2, 2007, granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable. This does not include shares owned and warrants owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's father is the trustee, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 155,000 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

(3) Includes 1,450,751 shares directly held by Mr. Balaban and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 125,000 shares at $0.16 per share until February 26, 2006, options to purchase 125,000 shares at $0.15 per share until March 15, 2007 and option to purchase 25,000 at $.13 per share until February 21, 2008, all of which are currently exercisable.

(4) Includes 96,715 shares directly held by Dr. Huebner and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 125,000 shares at $0.16 per share until February 26, 2006 and 75,000 shares at $0.11 per share until November 1, 2007, all of which are currently exercisable.

(5) Includes 3,898,389 shares directly held by Mr. Raskin and 170,773 shares beneficially owned by a partnership in which Mr. Raskin is a partner.

(6) Consists of 71,133 shares in Mr. Lamirato's ARC Wireless 401(k) account and options to purchase 500,000 shares until July 1, 2007, all granted under the 1997 Stock Option and Compensation Plan all of which are currently exercisable.

(7) Consists of 196,280 shares directly held by Mr. Maness and 41,033 shares in his ARC Wireless 401(k) account.

(8) Consists of 87,559 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 500,000 shares at $.16 per share until August 22, 2007, granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable.

(9) Includes 3,392,000 shares directly held by Mr. Wade, 50,000 shares held by his spouse and options to purchase 25,000 shares at $.13 per share until February 21, 2008, granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

The following table sets forth the aggregate fees billed to us by HEIN & ASSOCIATES LLP for the years ended December 31, 2005, 2004 and 2003:

                                    2005            2004            2003
                                    ----            ----            ----
Audit fees                       $110,000(1)     $99,000(1)      $90,000(1)
Audit-related fees                     --(2)          --(2)           --(2)
Tax fees                           10,000(3)       9,000(3)       12,000(3)
All other fees                                        --              --
                                 ----------------------------------------
Total audit and non-audit fees   $120,000       $108,000        $102,000
                                 ========================================

(1) Includes fees for professional services rendered for the audit of ARC's annual financial statements and review of ARC's annual report on Form 10-K for the year 2005, 2004 and 2003 and for reviews of the financial statements included in ARC's quarterly reports on Form 10-Q for the first three quarters of fiscal 2005, 2004 and 2003 and related SEC registration statements.

(2) Includes fees billed for professional services rendered in fiscal 2005, 2004 and 2003, in connection with acquisition planning and due diligence.

(3) Includes fees billed for professional services rendered in fiscal 2005, 2004 and 2003, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

Item 15. Exhibits, Financial Statement Schedules

     (a) The following documents are filed as a part of this report:

         (1) Financial Statements

         Report of Independent Registered Public Accounting Firm............F-1

         Consolidated Balance Sheets at December 31, 2005 and 2004..........F-2

         Consolidated Statements of Operations for the Years Ended
                December 31, 2005, 2004 and 2003............................F-3

         Consolidated Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2005, 2004 and 2003........F-4

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2005, 2004 and 2003............................F-5

         Notes to Consolidated Financial Statements.........................F-6

         (2) Financial Statement Schedules

             Report of Independent Registered Public Accounting Firm on Schedule

           Schedule II
           -----------

           Consolidated Valuation Accounts

                                               Balance,      Charges to Cost    Write-offs,    Balance, End
                                             Beginning of     and Expenses        Net of         of Year
                                                 Year                           Recoveries
           Allowance for Doubtful Accounts
           Years Ended December 31,
           2005                              $ 502,000           233,000        (350,000)        $385,000
           2004                              $ 257,000           308,000        ( 63,000)        $502,000
           2003                              $ 987,000           193,000        (923,000)        $257,000


                                               Balance,      Charges to Cost
                                             Beginning of     and Expenses                     Balance, End
                                                 Year                           Write-offs       of Year
           Inventory Valuation
           Years Ended December 31,
           2005                              $712,000             87,000               -         $799,000
           2004                              $498,000            214,000               -         $712,000
           2003                              $382,000            116,000               -         $498,000


                                       37

         (3) Exhibits.

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

   10.9 Employment Agreement dated as of May 30, 2000 between ARC Wireless Solutions, Inc. (formerly Antennas America, Inc.) and Burton J. Calloway (7)

   10.10 Employment Agreement dated as of January 2, 2002 between the Company and Randall P. Marx. (8)

   10.11 Employment Agreement dated as of June 1, 2002 between Winncom Technologies Corp. and Gregory E. Raskin. (8)

   10.12 Employment Agreement dated as of July 1, 2002 between the Company and Monty R. Lamirato.(8)

   10.13 Employment Agreement effective January 2, 2004 between the Company and Randall P. Marx. (10)

   10.14 Employment Agreement effective October 1, 2004 between Winncom Technologies Corp. and Gregory E. Raskin. (10)

   10.15 Employment Agreement effective July 1, 2004 between the Company and Monty R. Lamirato. (10)

   10.16 Employment Agreement effective July 1, 2005 between the Company and Monty R. Lamirato.

   14.1        Code of Ethics (9)

   21          Subsidiaries of the Registrant

   31.1 Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

   32.1 Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

-------------------
(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 8, 1998 (File No. 333-53453)
(2) Incorporated by reference from the Company's Form SB-2 Registration Statement filed February 9, 2000 (File No. 333-96485)
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000
(4) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on October 13, 2000
(5) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001
(6) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998
(7) Incorporated by reference from the Company's Form 10-KSB for December 31, 2001 filed on April 1, 2002
(8) Incorporated by reference from the Company's Form 10-KSB for December 31, 2002 filed on March 28, 2003.
(9) Incorporated by reference from the Company's Form 10-K for December 31, 2003 filed on March 30, 2004
(10) Incorporated by reference from the Company's Form 10-K for December 31, 2004 filed on March 30, 2005

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARC Wireless Solutions, Inc.

Date:  March 15, 2006                 By: /s/ Randall P. Marx
                                      -------------------------------
                                      Randall P. Marx, Chief Executive Officer

Date:  March 15, 2006                 By: /s/ Monty R. Lamirato
                                      -------------------------------
                                      Monty R. Lamirato, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                  Signatures
----                                  ----------

March 15, 2006                        /s/ Gregory E. Raskin
                                      -------------------------------
                                      Gregory E. Raskin, Director

March 15, 2006                        /s/ Sigmund A. Balaban
                                      -------------------------------
                                      Sigmund A. Balaban, Director

March 15, 2006                        /s/ Robert E. Wade
                                      -------------------------------
                                      Robert E. Wade, Director

March 15, 2006                        /s/ Donald A. Huebner
                                      -------------------------------
                                      Donald A. Huebner, Director

Reports of Independent Registered Public Accounting Firm


The Board of Directors
ARC Wireless Solutions, Inc.
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the consolidated financial statement schedules listed in the index at
Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Hein & Associates LLP

Denver, Colorado
February 17, 2006


                                  ARC Wireless Solutions, Inc.
                                   Consolidated Balance Sheets

                                                                               December 31,
                                                                           2005            2004
                                                                       ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                           $    167,000    $    321,000
   Accounts receivable trade, net of allowance for doubtful accounts
     of $385,000 and $502,000, respectively                               7,706,000       4,145,000
   Accounts receivable vendors                                              766,000         688,000
   Inventory, net                                                          6,107,00       5,624,000
   Construction in progress                                               5,900,000            --
   Deferred tax assets                                                      516,000            --
   Other current assets                                                     800,000         209,000
                                                                       ------------    ------------
Total current assets                                                     21,962,000      10,987,000

Property and equipment, net                                                 433,000         527,000

Other assets:
   Goodwill, net                                                         10,824,000      10,824,000
   Intangible assets, net                                                   103,000         113,000
   Other assets                                                             168,000          42,000
                                                                       ------------    ------------
Total assets                                                           $ 33,490,000    $ 22,493,000
                                                                       ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                    $ 10,413,000    $  2,253,000
   Bank debt - current                                                    2,013,000         493,000
   Accrued expenses                                                         757,000         890,000
   Billings in excess of recognized income                                  897,000            --
   Current portion of capital lease obligations                              66,000          62,000
                                                                       ------------    ------------
Total current liabilities                                                14,146,000       3,698,000

Deferred tax liabilities                                                     26,000            --
Capital lease obligations, less current portion                              39,000          90,000
Bank debt, less current portion                                           2,469,000       3,243,000
                                                                       ------------    ------------
Total liabilities                                                        16,680,000       7,031,000
                                                                       ------------    ------------

Commitments (Notes 7 and 9)
Stockholders' equity: (Note 3)
   Common stock, par value $.0005;
      250,000,000 shares authorized; 156,262,000 and
      155,857,000 shares issued, respectively                                78,000          78,000
   Preferred stock, par value $.001;
      2,000,000 shares authorized; no shares issued and outstanding            --              --
   Additional paid-in capital                                            21,760,000      21,704,000
   Treasury stock (1,962,000 shares)                                     (1,195,000)     (1,195,000)
   Accumulated deficit                                                   (3,833,000)     (5,125,000)
                                                                       ------------    ------------
Total stockholders' equity                                               16,810,000      15,462,000
                                                                       ------------    ------------
Total liabilities and stockholders' equity                             $ 33,490,000    $ 22,493,000
                                                                       ============    ============

See accompanying notes to consolidated financial statements.


                                  ARC Wireless Solutions, Inc.
                              Consolidated Statements of Operations

                                                               Year Ended December 31,
                                                        2005            2004            2003
                                                    ------------    ------------    ------------

Sales, net                                          $ 37,025,000    $ 35,662,000    $ 29,181,000
Contract revenue                                       2,632,000            --              --
                                                    ------------    ------------    ------------
      Total revenue                                   39,657,000      35,662,000      29,181,000
                                                    ------------    ------------    ------------

Cost of sales                                         29,884,000      28,878,000      24,197,000
Contract cost of goods sold                            2,296,000            --              --
                                                    ------------    ------------    ------------
      Total cost of goods sold                        32,180,000      28,878,000      24,197,000
                                                    ------------    ------------    ------------

      Gross profit                                     7,477,000       6,784,000       4,984,000

Operating expenses:
   Selling, general and administrative expenses        6,445,000       6,190,000       5,457,000
                                                    ------------    ------------    ------------
Total operating expenses                               6,445,000       6,190,000       5,457,000
                                                    ------------    ------------    ------------
      Income (Loss) from operations                    1,032,000         594,000        (473,000)

Other income (expense):
   Interest expense                                     (284,000)       (300,000)       (190,000)
   Other income                                          252,000         447,000         444,000
                                                    ------------    ------------    ------------
      Total other income (expense)                       (32,000)        147,000         254,000
                                                    ------------    ------------    ------------

Income (Loss) before income taxes                      1,000,000         741,000        (219,000)
Less provision for income taxes (expense) benefit        292,000         (53,000)        (66,000)
                                                    ------------    ------------    ------------
Net income (loss)                                   $  1,292,000    $    688,000    $   (285,000)
                                                    ------------    ------------    ------------

Basic and diluted income (loss) per share           $       .008    $       .004    $      (.002)
                                                    ------------    ------------    ------------


See accompanying notes to consolidated financials statements.


                                       ARC Wireless Solutions, Inc.
                        Consolidated Statements of Changes in Stockholders' Equity
                                     (Shares and amounts in thousands)


                                              Common Stock      Additional       Treasury
                                          --------------------   Paid in           Stock          Accumulated
                                           Shares      Amount    Capital     Shares      Amount     Deficit
                                          --------    --------   --------   --------    --------    --------
Balances, January 1, 2003                  155,185    $     78   $ 21,649     (1,962)   $ (1,195)   $ (5,528)

Issuance of common stock to 401(K) Plan        649                     52
Common stock issued for directors' fees          9                      1
Net loss                                                                                                (285)
                                          --------    --------   --------   --------    --------    --------
Balances, December 31, 2003                155,843    $     78   $ 21,702     (1,962)   $ (1,195)   $ (5,813)

Common stock issued for directors' fees         14        --            2
Net income                                                                                               688
                                          --------    --------   --------   --------    --------    --------
Balances, December 31, 2004                155,857    $     78   $ 21,704     (1,962)   $ (1,195)   $ (5,125)
Issuance of common stock to 401(K) Plan        408                     57
Common stock issued for directors' fees         17                      2
Shares returned in settlement agreement        (20)                    (3)
Net income                                                                                             1,292
                                          --------    --------   --------   --------    --------    --------
Balances, December 31, 2005                156,262    $     78   $ 21,760     (1,962)   $ (1,195)   $ (3,833)
                                          ========    ========   ========   ========    ========    ========


See accompanying notes to consolidated financial statements.



                                         ARC Wireless Solutions, Inc.
                                    Consolidated Statements of Cash Flows

                                                                                 Year Ended December 31,
                                                                            2005           2004           2003
                                                                        -----------    -----------    -----------

Operating activities
Net Income (loss)                                                       $ 1,292,000    $   688,000    $  (285,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                          227,000        251,000        286,000
     Provision for doubtful receivables                                     233,000        308,000        193,000
     Non-cash expense for issuance of stock and options                      (1,000)         2,000         53,000
     Provision for deferred income taxes                                   (490,000)          --             --
     Gain on debt settlements                                                  --             --         (148,000)
     Changes in operating assets and liabilities:
       Accounts receivable, trade and vendor                             (3,872,000)      (349,000)     1,170,000
       Inventory                                                           (483,000)       457,000       (684,000)
       Construction in progress                                          (5,900,000)          --             --
       Other current assets                                                (591,000)       (92,000)        14,000
       Accounts payable and accrued expenses                              8,084,000       (575,000)      (848,000)
       Billings in excess of recognized income                              896,000           --             --
       Other                                                               (126,000)        16,000         10,000
                                                                        -----------    -----------    -----------
Net cash provided by (used in) operating activities                        (731,000)       706,000       (239,000)

Investing activities
Patent acquisition costs                                                     (6,000)       (19,000)       (15,000)
Purchase of property and equipment                                         (100,000)      (164,000)      (158,000)
                                                                        -----------    -----------    -----------
Net cash used in investing activities                                      (106,000)      (183,000)      (173,000)

Financing activities
Repayment of notes payable - others and capital lease obligations           (63,000)      (513,000)       (21,000)
Net borrowings under line of credit agreements                              746,000         84,000        395,000
                                                                        -----------    -----------    -----------
Net cash provided by (used in) financing activities                         683,000       (429,000)       374,000
                                                                        -----------    -----------    -----------

Net increase (decrease) in cash                                            (154,000)        94,000        (38,000)
Cash, beginning of period                                                   321,000        227,000        265,000
                                                                        -----------    -----------    -----------
Cash, end of period                                                     $   167,000    $   321,000    $   227,000
                                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $   284,000    $   328,000    $   190,000
  Cash paid for taxes                                                        44,000         51,000         79,000
Supplemental schedule of non-cash investing and financing activities:
  Purchase of assets under capital lease financing                      $    17,000    $    67,000    $   139,000


See accompanying notes to consolidated financial statements

                                                    F-5

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of $3.8 million since inception in 1989. In 2005, 2004 and 2002 the Company generated net income and in 2003 the Company generated a loss of $285,000. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that the current level of sales and current working capital and available borrowings on existing bank lines of credit, together with additional equity infusions that management believes would be available, will be sufficient to allow the Company to maintain its operations through December 31, 2006.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


1. Organization and Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time the Company has cash balances in excess of Federally Insured amounts.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, accounts receivable, and accounts payable, accrued expenses and bank debt. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.

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

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                                2005               2004
                                            -----------        -----------
     Raw materials                          $   954,000        $   917,000
     Work in progress                           129,000            112,000
     Finished goods                           5,823,000          5,307,000
                                            -----------        -----------
                                              6,906,000          6,336,000
     Inventory reserve                         (799,000)          (712,000)
                                            -----------        -----------
     Net inventory                          $ 6,107,000        $ 5,624,000
                                            ===========        ===========

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


1. Organization and Summary of Significant Accounting Policies, continued

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

                                                  2005             2004
                                              -----------      -----------
     Machinery and equipment                  $ 1,166,000      $ 1,116,000
     Computer equipment and software              551,000          510,000
     Furniture and fixtures                       256,000          251,000
     Leasehold improvements                       132,000          132,000
                                              -----------      -----------
                                                2,105,000        2,009,000
     Accumulated depreciation                  (1,672,000)      (1,482,000)
                                              -----------      -----------
                                              $   433,000      $   527,000
                                              ===========      ===========

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $211,000, $235,000 and $271,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $16,000, $16,000 and $15,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

                                                   2005            2004
                                              ------------    ------------

     Patents                                  $    241,000    $    235,000
     Goodwill                                   12,164,000      12,164,000
                                              ------------    ------------
                                                12,405,000      12,399,000
     Accumulated amortization                   (1,478,000)     (1,462,000)
                                              ------------    ------------
     Goodwill and intangible assets, net      $ 10,927,000    $ 10,937,000
                                              ============    ============

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

Starting in 2005 the Company commenced a long term construction contract and the Company follows the percentage-of-completion method of accounting for contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance.

Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated costs incurred to date with management's current estimate of total costs to be incurred at contract completion. Revenue is recognized based on applying the percentage against total contract costs.

Contract costs include all direct material and equipment, subcontractor costs, and labor costs and those indirect costs related to contract performance. Revisions in profit estimates during the period of a contract are reflected in the accounting period in which the revised estimates are made on the basis of the stage of completion at the time. If estimated total costs on a contract indicate a loss, the entire amount of the estimated loss is provided for currently.

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings to customers in excess of earned revenue and advances on contracts.

Total contract revenue recognized for the year ended December 31, 2005 was $2,632,000.

The following amounts relate to the aggregate of contracts in progress as of December 31, 2005.

Costs incurred                            $ 9,429,000
Amounts billed                             (3,529,000)
                                          -----------
Construction in progress                  $ 5,900,000
                                          ===========


Amounts billed                            $ 3,529,000
Revenue recognized                         (2,632,000)
                                          -----------
Billings in excess of recognized income   $   897,000
                                          ===========

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of cost of sales.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $315,000, $250,000 and $289,000 respectively, for the years ended December 31, 2005, 2004 and 2003.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


1. Organization and Summary of Significant Accounting Policies, continued

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $40,000, $22,000 and $105,000 in 2005, 2004 and 2003, respectively.

Product Warranty

The Company's vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. The Company does warranty products it manufactures and records a provision for estimated warranty costs at the time of the sale and periodically adjusts the provision to reflect actual experience. Warranty expense was not material to the Company's consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition, gross profit, income
(loss) from operations or net income.

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


1. Organization and Summary of Significant Accounting Policies, continued

Stock Based Compensation, continued

The following table illustrates the effect on net income (loss) and earnings
(loss) per share had compensation expense for the Company's plans been determined using the fair value-based method:

                                                                   Year Ended December 31,
                                                      -----------------------------------------------
                                                           2005             2004             2003
                                                      -------------    -------------    -------------
     Net income (loss) as reported                    $   1,292,000    $     688,000    $    (285,000)
     Add: stock based compensation included in
     reported net income (loss)                                                                  --
     Deduct: Stock-based compensation cost under
     SFAS 123                                               (29,000)         (86,000)         (81,000)
                                                      -------------    -------------    -------------
     Pro forma net income (loss)                      $   1,263,000    $     602,000    $    (366,000)
                                                      =============    =============    =============

     Pro forma shares used in the calculation of
     pro forma net income (loss) per common share
     - basic and diluted                                154,125,000      153,888,000      153,400,000
     Reported net income (loss) per common share
     - basic and diluted                              $        .008    $        .004    $       (.002)
     Pro forma net income (loss) per common share
     - basic and diluted                              $        .008    $        .004    $       (.002)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used:

                                                  Year Ended December 31,
                                            ---------------------------------
                                               2005         2004         2003
                                               ----         ----         ----
     Volatility                             .80 - 1.02       1.04           -
     Expected life of options (in years)             2          2           -
     Dividend Yield                              0.00%      0.00%          -%
     Risk free interest rate                     3.75%       3.0%          -%


Net Income (Loss) Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the year ended December 31, 2005 and 2004 options and warrants totaling 2,525,000 and 4,252,000 shares, respectively were not included in the calculation of diluted earnings per share because their effect is anti-dilutive. For the year ended December 31, 2003 the Company incurred a net loss and stock options and stock warrants, totaling 5,013,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for 2003.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


1. Organization and Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Common Share, continued

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                                    Year Ended December 31,
                                                             2005            2004            2003
                                                        -------------   -------------   -------------
Numerator: Net Income (Loss)                            $   1,292,000   $     688,000   $    (285,000)
                                                        =============   =============   =============

Denominator:
Denominator for basic earnings per share - weighted
average shares                                            154,125,000     153,888,000     153,400,000
Effect of dilutive securities
  Employee stock options                                       75,000         111,000            --
  Common stock warrants                                          --              --              --
                                                        -------------   -------------   -------------
Denominator for diluted earnings per share - adjusted
weighted average shares and assumed conversion            154,200,000     153,999,000     153,400,000
                                                        =============   =============   =============

Basic earnings per share                                $        .008   $        .004   $       (.002)
                                                        =============   =============   =============

Diluted earnings per share                              $        .008   $        .004   $       (.002)
                                                        =============   =============   =============

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

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Recent Accounting Pronouncements, continued

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

2. Revolving Bank Loan Agreements and Notes Payable

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (7.5% at December 31, 2005) due April 30, 2007 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (7.75% at December 31, 2005). The term loan will become due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of December 31, 2005 Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project specifically project engineering and laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was only entered into after Kazakhtelecom agreed to fully guaranty the repayment of Winncom's borrowings under the Line of Credit Agreement. Kazakhtelecom will repay the Line of Credit borrowings either from the proceeds of the permanent project financing or from its own capital. In September 2005, Winncom was advanced $1,334,000 under the Line of Credit Agreement and that balance still remains at December 31, 2005

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


2. Revolving Bank Loan Agreements and Notes Payable, continued

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

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (9% at December 31, 2005), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC Wireless Solutions, Inc ("ARC") and its wholly owned subsidiary, Starworks Wireless Inc.("Starworks"), but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of December 31, 2005 ARC was in compliance with these covenants.


Revolving bank lines of credit and other bank debt at December 31, 2005 and 2004 consist of:

                                                 2005           2004
                                             -----------    -----------
     Bank line of credit - Winncom           $ 2,469,000    $ 3,118,000
     Foreign Bank line-of-credit - Winncom     1,334,000           --
     Bank term loan - Winncom                    125,000        292,000
     Bank Facility - ARC                         554,000        326,000
                                             -----------    -----------
                                               4,482,000      3.736,000
     Less current portion                     (2,013,000)      (493,000)
                                             -----------    -----------
     Long-term portion                       $ 2,469,000    $ 3,243,000
                                             ===========    ===========

3. Stockholders' Equity

In March 2002, the Company issued 200,000 shares of restricted common stock for consulting services valued at $34,000. The consulting agreement provides that, because it was cancelled in September 2002, 100,000 of these shares are required to be returned to the Company. The consultant was claiming the right to retain all 200,000 shares. In 2005 the consultant and the Company agreed to a settlement whereby the consultant agreed to retain 80,000 shares of common stock.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


3. Stockholders' Equity, continued

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

For the year ended December 31, 2005, the Company granted a total of 350,000 options at exercise prices ranging from $.11 to $.15 per share, 100,000 to employees and 250,000 to outside directors.

The Company granted a total of 250,000 options to Outside Directors under the Plan during 2004 and 2002, at an exercise price of $.16 and $.13 per share, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


3. Stockholders' Equity, continued

The following table summarizes the option activity for 2005, 2004 and 2003:

                                                  Number of    Weighted Average
                                                   Shares     Exercise Price ($)
                                                  =========   ==================

       2003 Activity:
       Outstanding at beginning of year           4,060,000           0.504
       Granted                                            -
       Exercised                                          -
       Forfeited or expired                        (985,000)           0.23
                                                  ---------       ---------
       Outstanding at end of year                 3,075,000            0.21
                                                  =========       =========
       Exercisable at end of year                 3,075,000            0.21
                                                  =========       =========

       2004 Activity:
       Outstanding at beginning of year           3,075,000            0.21
       Granted                                    1,250,000            0.13
       Exercised                                          -
       Forfeited or expired                      (1,900,000)           0.16
                                                  ---------       ---------
       Outstanding at end of year                 2,425,000            0.15
                                                  =========       =========
       Exercisable at end of year                 2,375,000            0.15
                                                  =========       =========

       2005 Activity:
       Outstanding at beginning of year           2,425,000            0.16
       Granted                                      350,000            0.13
       Exercised                                          -
       Forfeited or expired                       (175,000)            0.14
                                                  ---------       ---------
       Outstanding at end of year                 2,600,000            0.15
                                                  =========       =========
       Exercisable at end of year                 2,525,000            0.15
                                                  =========       =========


At December 31, 2005, there are 2,525,000 options exercisable from $0.11 to $0.18. These options expire between 2006 and 2008. The weighted average grant date fair value of the options granted is $.075.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2005, 2004 and 2003 were 1.23, 2.04 years and 1.33 years, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


4. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally valuation allowances for inventory and trade receivables for financial reporting purposes and accelerated depreciation for income tax purposes. Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                          2005          2004         2003
                                       ---------     ---------    ---------
     Current                           $ 198,000     $  53,000    $  66,000
     Deferred                           (490,000)         --           --
                                       ---------     ---------    ---------
     Total (benefit) expense           $(292,000)    $  53,000    $  66,000
                                       =========     =========    =========

The Company had not recorded a liability for federal income taxes payable currently, or for deferred taxes to future periods for 2004 and 2003 due to the existence of substantial net operating loss carry-forward amounts available to offset taxable income. For the year ended December 31, 2005 the Company utilized all of its remaining net operating loss carry forwards of approximately $402,000 to offset some taxable income. As a result of the Company having positive income for the years ended December 31, 2005 and 2004, management believes a valuation allowance on its deferred tax assets is no longer necessary. The components of the deferred taxes asset as of December 31 are as follows:

                                                     2005          2004
                                                   ---------     ---------
     Deferred tax assets (current):
         Net operating loss carry-forwards         $    --       $ 149,000
         Inventory reserve                           297,000       264,000
         Accrued expenses                             76,000        84,000
         Bad debt reserves                           143,000       186,000
         Property and equipment                         --           9,000
                                                   ---------     ---------
                                                     516,000       692,000
     Deferred tax liabilities (long-term):
         Property and equipment                      (14,000)         --
         Other assets                                (12,000)      (12,000)
         Property and equipment                         --
                                                   ---------     ---------
                                                     (26,000)      (12,000)

     Deferred tax assets                             490,000       680,000
     Valuation allowance                                --        (680,000)
                                                   ---------     ---------
     Net deferred tax assets                       $ 490,000     $    --
                                                   =========     =========

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


4. Income Taxes, continued

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 35% to the provision for income taxes is as follows at December 31:

                                                           2005         2004         2003
                                                        ---------    ---------    ---------
     Tax (benefit) expense computed at statutory rate   $ 350,000    $ 261,000    $ (97,000)
     State income tax                                      27,000       53,000       66,000
     Valuation allowance                                 (680,000)    (214,000)     105,000
     Effect of permanent differences                       (7,000)      (6,000)      (8,000)
     Other                                                 18,000      (41,000)        --
                                                        ---------    ---------    ---------
     Provision for income taxes expense (benefit)       $(292,000)   $  53,000    $  66,000
                                                        =========    =========    =========

As of December 31, 2005, the Company determined that a valuation allowance was not necessary as management believes that it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2004, and 2003, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded. The valuation allowance decreased by $680,000 in 2005, $214,000 in 2004 and increased by $105,000 in 2003.

5. Sales to Major Customers

The Company had no sales in excess of 10% of its net sales to any unrelated parties for the years ended December 31, 2005, 2004 and 2003 although the loss of any significant customer(s) could have an adverse impact on our financial condition.

6. Significant Suppliers

During 2005, the Company purchased approximately 37% of its product from two vendors, in 2004, the Company purchased approximately 65% of its product from four vendors and in 2003 the Company purchased approximately 65% of its product from five vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

7. Leasing Activities

The Company leases its facilities under operating leases through 2010. Minimum future rentals payable under the leases are as follows:

                    2006                                 329,000
                    2007                                 345,000
                    2008                                 364,000
                    2009                                 379,000
                    2010                                 277,000
                                                      ----------
                                                      $1,694,000
                                                      ==========

Rent expense was $379,000, $373,000 and $406,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


7. Leasing Activities, continued

Certain of the Company's office space leases are structured to include scheduled and specified rent increases over the lease term. The Company has recognized the effect of these rent escalations and periods of free rent on a straight-line basis over the lease terms.

Property, plant and equipment included the following amounts for leases that have been capitalized at December 31, 2005 and December 31, 2004.

                                               2005         2004
                                            ---------    ---------

            Machinery and Equipment         $ 194,000    $ 177,000
            Computers and Software             83,000       83,000
            Furniture and Fixtures             13,000       13,000
                                            ---------    ---------
                                              290,000      273,000
            Less accumulated amortization    (131,000)     (93,000)
                                            ---------    ---------
                                            $ 159,000    $ 180,000
                                            =========    =========

The Company recorded amortization expense of $50,000, $39,000 and $20,000, respectively, on assets recorded under capitalized leases for 2005, 2004 and 2003.

Future minimum lease payments under capital leases are as follows at December 31, 2005:

            2006                                       $ 78,000
            2007                                         31,000
            2008                                         10,000
            2009                                          4,000
            2010                                              -
                                                       --------
            Total minimum lease payments                123,000
            Amount representing interest                (18,000)
                                                       --------
            Present value of lease payments            $105,000
                                                       ========

8. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. For the year ended December 31, 2004 the Board of Directors approved a discretionary match in Company common stock, as such the Company accrued $58,000 which represent the value of the employer matching contribution. The 2004 matching contribution was paid in 2005 by the issuance of 407,488 shares of common stock. In September 2003 the Company contributed 649,278 shares of common stock, valued at $52,000, into the Company 401(k) Plan as an employer matching contribution.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


9. Commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. At December 31, 2005 non-cancellable purchase obligations totaled approximately $4,852,000.

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

We entered into a new employment agreement with our Chief Financial Officer and Treasurer, effective July 1, 2005. The employment agreement is for the period July 1, 2005 through June 30, 2007, at an annual base salary of $155,000 and during the term of the agreement and is eligible to receive an annual bonus of $15,000 if the Company achieves certain predetermined net income goals.

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

The following table sets forth our net sales by geographic segment.

            North America         Eastern Europe     Total Net Sales
            -------------         --------------     ---------------
2005        $ 29,219,000           $10,438,000        $ 39,657,000
2004        $ 29,548,000            $6,114,000        $ 35,662,000
2003        $ 25,594,000            $3,587,000        $ 29,181,000

Sales in North America include the United States and Canada and sales in Eastern Europe also include Russia, Kazakhstan and Uzbekistan.

                          ARC Wireless Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2005


10. Segment Information, continued

Financial information regarding the Company's three operating segments for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                         Distribution      Manufacturing        Cable        Corporate          Total
                                         ------------      -------------        -----        ---------          -----
Net Sales                     2005        $32,920,000        $6,630,000        420,000        (313,000)      $39,657,000
                              2004         29,213,000         6,433,000        379,000        (363,000)       35,662,000
                              2003         23,563,000         5,904,000         21,000        (307,000)       29,181,000

Net Income (Loss)             2005            765,000         1,390,000        (34,000)       (829,000)      $ 1,292,000
                              2004          1,046,000           710,000        (56,000)     (1,012,000)          688,000
                              2003            488,000           (45,000)        84,000        (812,000)         (285,000)

Income (Loss) before Income   2005            948,000           914,000        (34,000)       (828,000)        1,000,000
Taxes                         2004          1,099,000           710,000        (56,000)     (1,012,000)          741,000
                              2003            554,000           (45,000)        84,000        (812,000)         (219,000)

Identifiable Assets           2005         31,188,000         3,730,000        192,000      (1,620,000)       33,490,000
                              2004         20,650,000         3,320,000        250,000      (1,727,000)       22,493,000
                              2003         20,698,000         3,472,000        260,000      (1,690,000)       22,740,000

Capital Expenditures          2005             25,000            75,000              -               -           100,000
                              2004             88,000            76,000              -               -           164,000
                              2003             13,000           145,000              -               -           158,000

Depreciation and              2005             40,000           184,000          3,000               -           227,000
Amortization                  2004             50,000           199,000          2,000               -           251,000
                              2003             41,000           243,000          2,000               -           286,000

Interest Expense              2005            161,000           123,000              -               -           284,000
                              2004            186,000           114,000              -               -           300,000
                              2003            177,000            13,000              -               -           190,000

Corporate represents the operations of the parent Company, including segment eliminations.

11. Items Affecting Fourth Quarter Results of Operations

During the fourth quarter ended December 31, 2005 the Company determined that a valuation allowance for net deferred tax assets was not necessary as management believes that it is more likely than not that the net deferred tax assets will be realized. The effect of this was to increase net income by $490,000 for the fourth quarter 2005.

                                      F-22