Form 10-Q
period 2006-03-31
ARC WIRELESS SOLUTIONS INC
filed 2006-05-15
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 — Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

000-18122
(Commission File Number)

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)

UTAH	87-0454148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10601 West 48th Avenue
Wheat Ridge, Colorado, 80033-2163
(Address of principal executive offices including zip code)

(303) 421-4063
(Registrant’s telephone number, including area code)

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
Yes [ ] No [ X ]

As of May 1, 2006, the Registrant had 154,300,191 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited)
	and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the Three Months Ended
	March 31, 2006 and 2005 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2006 and 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	16
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6	Exhibits	17
Signatures		18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I.    FINANCIAL INFORMATION
Item 1.     Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2006 (unaudited)	December 31, 2005 *
Assets
Current assets:
Cash and equivalents	$ 3,249,000	$ 167,000
Accounts receivable – trade, net	15,602,000	7,706,000
Accounts receivable – vendors, net	548,000	766,000
Inventory, net	7,041,000	6,107,000
Construction in progress	8,104,000	5,900,000
Deferred tax assets	574,000	516,000
Other current assets	320,000	800,000

Total current assets	35,438,000	21,962,000

Property and equipment, net	443,000	433,000

Other assets:
Goodwill, net	10,824,000	10,824,000
Intangible assets, net	107,000	103,000
Deposits	168,000	168,000

Total assets	$ 46,980,000	$ 33,490,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 6,859,000	$ 10,413,000
Bank debt – current	2,101,000	2,013,000
Accrued expenses	718,000	757,000
Billings in excess of recognized income	19,379,000	897,000
Current portion of capital lease obligations	66,000	66,000

Total current liabilities	29,123,000	14,146,000

Deferred tax liabilities	26,000	26,000
Capital lease obligations, less current portion	19,000	39,000
Bank debt, less current portion	968,000	2,469,000

Total liabilities	30,136,000	16,680,000

Commitments
Stockholders’ equity:
Common stock	78,000	78,000
Preferred stock	—	—
Additional paid-in capital	21,764,000	21,760,000
Treasury stock	(1,195,000)	(1,195,000)
Accumulated deficit	(3,803,000)	(3,833,000)

Total stockholders’ equity	16,844,000	16,810,000

Total liabilities and stockholders’ equity	$ 46,980,000	$ 33,490,000

* These numbers were derived from the audited financial statements for the year ended December 31, 2005.
See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2006	2005
	(unaudited)
Sales, net	$ 8,949,000	$ 8,076,000
Contract revenue	2,803,000	—

Total revenue	11,752,000	8,076,000

Cost of sales	7,492,000	6,664,000
Cost of contract revenue	2,593,000	—

	10,085,000	6,664,000

Gross profit	1,667,000	1,412,000

Operating expenses:
Selling, general and administrative expenses	1,691,000	1,584,000

Loss from operations	(24,000)	(172,000)

Other income (expense):
Interest expense, net	(65,000)	(69,000)
Other income	79,000	148,000

Total other income (expense)	14,000	79,000

Loss before income taxes	(10,000)	(93,000)

(Provision) Benefit for income taxes	40,000	(8,000)

Net Income (loss)	$ 30,000	$ (101,000)

Net income (loss) per share – basic	*	$ (.001)

Net income (loss) per share – diluted	*	$ (.001)

See accompanying notes.

* Less than $.001 per share

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
	(unaudited)
Operating activities
Net income (loss)	$ 30,000	$ (101,000)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization	46,000	68,000
Provision for doubtful accounts	76,000	72,000
Non-cash expense (charge) for issuance of stock and options	4,000	(3,000)
Changes in operating assets and liabilities:
Accounts receivable, trade and vendor	(7,754,000)	(415,000)
Inventory	(934,000)	898,000
Construction in progress	(2,204,000)	—
Prepaids and other current assets	480,000	(301,000)
Deferred taxes	(58,000)	—
Other assets	—	(34,000)
Billings in excess of recognized income	18,482,000	—
Accounts payable and accrued expenses	(3,593,000)	914,000

Net cash provided by operating activities	4,575,000	1,098,000

Investing activities
Patent acquisition costs	(8,000)	(1,000)
Purchase of plant and equipment	(52,000)	(20,000)

Net cash used in investing activities	(60,000)	(21,000)

Financing activities
Net Repayment of line of credit and capital lease obligations	(1,433,000)	(1,044,000)

Net cash used in financing activities	(1,433,000)	(1,044,000)

Net change in cash	3,082,000	33,000
Cash, beginning of period	167,000	321,000

Cash, end of period	$ 3,249,000	$ 354,000

Supplemental cash flow information:
Cash paid for interest	$ 65,000	$ 69,000

See accompanying notes.

ARC Wireless Solutions, Inc.

Notes to Condensed Consolidated Financial Statements
March 31, 2006

Note  1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company operates in three business segments which are identified as distribution, manufacturing and cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future period.

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

Consolidation Policy

The accompanying unaudited condensed consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. (“ARC” or the “Company”) and its wholly-owned subsidiary corporations, Winncom Technologies Corp. (“Winncom”) and Starworks Wireless Inc. (“Starworks”), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

Share Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) related to accounting for share-based payments and, accordingly, the Company is now recording compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. Prior to 2006, share based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25. We are using the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

March 31, 2006
Stock options	$4,000

Total share-based compensation expense	$4,000

Prior to January 1, 2006 the Company followed APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 (“SFAS No. 123”) required use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company’s stock grants and options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net loss and per share amounts for the three months ended March 31, 2005, would have been adjusted to the pro forma amounts indicated below:

March 31, 2005
Net loss as reported	$ (101,000)
Add: stock based compensation included in reported net loss	—
Deduct: Stock-based compensation cost under SFAS 123	(4,000)

Pro forma net loss	$ (105,000)

Pro forma basic and diluted net loss per share:
Pro forma shares used in the calculation of pro forma net loss per
common share- basic	153,892,000
Pro forma shares used in the calculation of pro forma net loss per
common share- diluted	153,892,000
Reported net loss per common share – basic and diluted
$ (.001)
Pro forma net loss per common share – basic and diluted	$ (.001)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2006	2,600,000	0.15
Granted	250,000	0.13
Exercised	—	—
Forfeited or expired	(250,000)	0.15

Balance at March 31, 2006	2,600,000	0.15

The following table presents information regarding options outstanding as of March 31, 2006:

Weighted average contractual remaining term - options outstanding	1.18 years
Aggregate intrinsic value - options outstanding	—
Options exercisable	2,350,000
Weighted average exercise price - options exercisable	$ .15
Aggregate intrinsic value - options exercisable	—
Weighted average contractual remaining term - options exercisable	1.18 years

There was no intrinsic value for options outstanding or options exercisable since no options we exercised during the quarter ended March 31, 2006.

The following weighted average assumptions were used:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Volatility	.751	1.024
Expected life of options (in years)	2	2
Dividend Yield	0.00%	0.00%
Risk free interest rate	6.00%	4.00%
Per share value of options granted	$.06	$.09

As of March 31, 2006, future compensation costs related to nonvested stock options is $14,500. Management anticipates that this cost will be recognized over a weighted average period of 1.18 years.

Note 2.    Earnings Per Share

SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the entity. For the quarter ended March 31, 2005, the Company incurred a net loss and stock options and stock warrants totaling 2,176,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive. Therefore, basic and fully diluted loss per share are the same for the quarter ended March 31, 2005.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Numerator: Net Income (Loss)	$ 30,000	$ (101,000)

Denominator:
Denominator for basic earnings per share –
weighted average shares	154,300,000	153,892,000
Effect of dilutive securities
Employee stock options	49,000	—
Common stock warrants	—	—

Denominator for diluted earnings per share
– adjusted weighted average shares and
assumed conversion	154,349,000	153,892,000

Basic earnings (loss) per share	*	$ (.001)

Diluted earnings (loss) per share	*	$ (.001)

* Less than $.001 per share

Note 3.    Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

	March 31, 2006	December 31, 2005

Raw materials	$ 960,000	$ 954,000
Work in progress	116,000	129,000
Finished goods	6,816,000	5,823,000

	7,892,000	6,906,000
Inventory reserve	(851,000)	(799,000)

Net inventory	$ 7,041,000	$ 6,107,000

Note 4.   Revolving Bank Loan Agreements and Notes Payable

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (8.25% at March 31, 2006) due April 30, 2007 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (8.50% at March 31, 2006). The term loan will become due on October 26, 2006. Substantially all the assets of Winncom are collateral on the line of credit and the term loan.

The October 1, 2003 line of credit agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of March 31, 2006 Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project, specifically project engineering, laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was only entered into after Kazakhtelecom agreed to fully guarantee the repayment of Winncom’s borrowings under the Line of Credit Agreement. The Line of Credit Agreement is only collateralized by the guarantee of Kazakhtelecom and Kazakhtelecom will repay the Line of Credit borrowings either from the proceeds of the permanent project financing or from its own capital. In September 2005, Winncom was advanced $1,334,000 under the Line of Credit Agreement and that balance still remains at March 31, 2006 and December 31, 2005.

We entered into a financing agreement (the “WFBC Facility”) with Wells Fargo Business Credit, Inc. (“WFBC”), on December 9, 2003. The financing agreement was for a term of one year and was renewable for additional one-year terms. The WFBC Facility provided for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility were subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility were collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility were made at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfied all necessary conditions and restrictions. WFBC was under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility. This financing agreement was terminated on May 10, 2005.

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the “Credit Facility”) with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (9.75% at March 31, 2006), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly owned subsidiary, Starworks Wireless Inc.(“Starworks”), but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of March 31, 2006 and December 31, 2005, ARC was in compliance with these covenants.

Revolving bank lines of credit and other bank debt at March 31, 2006 and December 31, 2005 consist of:

	March 31, 2006	December 31, 2005

Bank line of credit – Winncom	$ 968,000	$ 2,469,000
Foreign bank line of credit – Winncom	1,334,000	1,334,000
Bank term loan – Winncom	83,000	125,000
Bank Facility – ARC	684,000	554,000

	3,069,000	4,482,000
Less current portion	(2,101,000)	(2,013,000)

Long-term portion	$ 968,000	$ 2,469,000

Note 5.   Equity Transactions

For the quarter ended March 31, 2005, the Company recorded the issuance of 3,332 shares of common stock to directors for outstanding obligations for accrued directors’ fees in the amount of $500. In addition, during the quarter ended March 31, 2005, 20,000 shares of common stock were cancelled in a dispute regarding shares issued for consulting fees in 2001.

Note 6.   Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, cash flows, or results of operations.

On February 23, 2006, the FASB issued Staff Position No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event (“FSP No. FAS 123(R)-4”). FSP No. FAS 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 is effective for the Company’s first reporting period beginning after February 3, 2006. The Company’s management does not believe that the adoption of FSP No. FAS 123(R)-4 will have a material effect on the Company’s financial position, cash flows, or results of operations.

Note 7.    Industry Segment Information

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

Financial information regarding the Company’s three operating segments for the quarters ended March 31, 2006 and 2005 are as follows:

		Distribution	Manufacturing	Cable	Corporate	Total
Net Sales	2006	$ 10,203,000	$ 1,505,000	$ 150,000	$ (106,000)	$ 11,752,000
	2005	$ 6,989,000	$ 1,092,000	$ 61,000	$ (66,000)	$ 8,076,000

Net Earnings (Loss)	2006	$ 321,000	$ (45,000)	$ (4,000)	$ (242,000)	$ 30,000
	2005	$ 125,000	$ (28,000)	$ (13,000)	$ (185,000)	$ (101,000)

Earnings (Loss)
before Income Taxes	2006	$ 335,000	$ (99,000)	$ (4,000)	$ (242,000)	$ (10,000)
	2005	$ 133,000	$ (28,000)	$ (13,000)	$ (185,000)	$ (93,000)

Identifiable Assets	2006	$ 44,666,000	$ 3,575,000	$ 179,000	$ (1,498,000)	$ 46,922,000
	2005	$ 20,685,000	$ 3,091,000	$ 191,000	$ (1,684,000)	$ 22,259,000

Corporate represents the operations of the parent Company, including segment eliminations.

Approximately $4.7 million or 40% of the sales for the quarter ended March 31, 2006 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan. The increase in foreign sales is due to the long term construction contract in Kazakhstan.

Approximately $1.2 million or 14% of the sales for the quarter ended March 31, 2005 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan.

Note 8.    Kazakhstan Project

In October 2004, Winncom entered into a “Frame” Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom (“Kazakhtelecom”), Kazakhstan’s national telecommunications operator for the Republic of Kazakhstan, that gives Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project is for a total of approximately $55,000,000.

The first phase of the contract is expected to be completed in 2006 and is expected to generate revenues of approximately $28 million of which $2.6 million has already been recognized in 2005.

The Company follows the percentage-of-completion method of accounting for long term contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance.

Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated labor costs incurred to date with management’s current estimate of total labor costs to be incurred at contract completion. Revenue is recognized based on applying the percentage against total of contract costs. At March 31, 2006 a significant amount of equipment was purchased and shipped to the contract site, but only a small portion had been installed during the quarter ended March 31, 2006, thus the uninstalled portion of the equipment was excluded from the calculation of accumulated costs in measuring contract progress and recognizable contract revenue.

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

Total contract revenue recognized for the three months ended March 31, 2006 and 2005 was $2,803,000 and $0, respectively.

The following amounts relate to the aggregate of contracts in progress as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005

Costs incurred to date	$ 12,993,000	$ 8,196,000
Contract costs recognized in 2005	(2,296,000)	—
Contract costs recognized in 2006	(2,593,000)	(2,296,000)

Construction in progress	$ 8,104,000	$ 5,900,000

Amounts billed	$ 24,814,000	$ 3,529,000
Revenue recognized in 2005	(2,632,000)	(2,632,000)
Revenue recognized in 2006	(2,803,000)	—

Billings in excess of recognized income	$ 19,379,000	$ 897,000

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Total revenues were $11.7 million and $8.1 million for the three-month periods ended March 31, 2006 and 2005, respectively. The increase in revenues during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is attributable to 1) long term contract revenue of $2.8 million related to the Kazakhtelecom project in Kazakhstan for which there was no comparable revenue in 2005; and 2) an increase in revenues from distribution activities from our subsidiary, Winncom, from $7 million for the quarter ended March 31, 2005 to $7.4 million for the quarter ended March 31, 2006; 3) an increase in revenues from our Wireless Communications Solutions Division from $1.1 million for the quarter ended March 31, 2005 to $1.5 million for the quarter ended March 31, 2006 and 4) an increase in revenues from our subsidiary, Starworks’, from $61,000 for the quarter ended March 31, 2005 to $150,000 for the quarter ended March 31, 2006. Revenues from the Wireless Communication Solutions Division in the first quarter of 2005 were reduced primarily as a result of management’s decision to withhold shipments and minimize the Company’s risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer had a recapitalization of its company and shipments were reinstated in the third quarter of 2005.

Gross profit margin was 14.2% and 17.5% for the three-months ended March 31, 2006 and March 31, 2005, respectively. The decrease in gross margin for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 is primarily the result of 1) lower margins on Winncom’s long term construction contract relative to their distribution business margins and 2) lower margins at the Wireless Communications Solutions Division due to a change in product mix and the costs associated with the introduction and manufacturing of several new products, whose products have a higher margin than the products of Winncom or Starworks. The lower margins on the long term construction contract are offset by the fact that no additional selling, general and administrative expenses are incurred to support this contract. For the quarter ended March 31, 2006, the Wireless Communications Solutions Division sales accounted for 12.9% of revenues compared to the quarter ended March 31, 2005 in which the Wireless Communications Products Division sales accounted for 12.4% of revenues.

Selling, general and administrative expenses (SG&A) increased by $107,000 for the three months ended March 31, 2006 compared to March 31, 2005 with most of the increase due to salaries and wages. SG&A as a percent of total revenues decreased from 17.4% for the three months ended March 31, 2005 to 14.4% for the three months ended March 31, 2006. Salaries and wages, including commissions, remain the largest component of SG&A constituting 54.3% and 51.5% of the total SG&A for the quarters ended March 31, 2006 and 2005, respectively.

Net interest expense was $65,000 for the three months ended March 31, 2006 compared to $69,000 for the three months ended March 31, 2005. The average balance outstanding on all lines of credit and term loans was $3.3 million ($2 million, excluding the international line of credit) for the quarter ended March 31, 2006 compared to $2.9 million for the quarter ended March 31, 2005 and the prime interest rate was 7.75% for the quarter ended March 31, 2006 as compared to 5.75% for the quarter ended March 31, 2005. Included in the average balance of all lines of credit and term loan at March 31, 2006 is an international line of credit for the Kazakhtelecom project that had an average balance of $1.3 million during the quarter ended March 31, 2006. The interest on this international line of credit is included in contract costs and not interest expense, therefore to make interest expense for the quarter ended March 31, 2006 comparable to the quarter ended March 31, 2005, the international line of credit should be excluded from the average balance outstanding. Excluding the average balance outstanding on the international line of credit from the average balance outstanding on all lines of credit and term loan, the average is only $2 million for the quarter ended March 31, 2006 compared to $2.9 million for the quarter ended March 31, 2005.

Other income primarily includes vendor early payment discounts except for the quarter ended March 31, 2005, other income included a gain on sale of assets of $61,000 and there were no gains in 2006.

The Company had net income of $30,000 for the quarter ended March 31, 2006 as compared to a net loss of $101,000 for the quarter ended March 31, 2005. While overall revenues increased by $3.7 million from 2005 to 2006, primarily due to contract revenue of $2.8 million, there was a decrease in gross margin from 17.5% in 2005 to 14.2% in 2006, an increase in SG&A expenses of $107,000 and an $83,000 decrease in other income. In addition, in 2006, the provision for income taxes was a benefit of $40,000 due to an increase in deferred income tax assets.

Financial Condition

The net cash provided by operating activities was $4.6 million for the quarter ended March 31, 2006, and $1.1 million for the quarter ended March 31, 2005. The net cash from operations in 2006 was primarily due to billings to Kazakhtelecom in accordance with the construction contract, a majority of which was paid by the customer, in excess of construction costs. Much of these payments were used to reduce trade accounts payable by $3.6 million, and our end of the quarter cash balance also increased $3 million from December 31, 2005. The net cash from operations in 2005 was primarily due to a substantial decrease in inventory and an increase in accounts payable, partially offset by an increase in accounts receivable during the quarter. For the quarter ended March 31, 2005, Winncom reduced its stocking inventories by approximately $900,000, increased trade accounts payable by $1.1 million, and accounts receivable increased by only $340,000, despite a 25% increase in revenue. Accounts payable increased because of a 25% increase in sales rather than a deterioration of the aging of accounts payable.

The net cash used in investing activities was $60,000 for the quarter ended March 31, 2006 compared to $21,000 for the quarter ended March 31, 2005, primarily the result of expenditures for patents and equipment.

For the quarter ended March 31, 2006, the Company was able to pay down its lines of credit and other bank debt by nearly $1.4 million, resulting in the net cash used in financing activities as shown on the consolidated statements of cash flows for the quarter. This was largely made possible by collection of contract billings in advance of incurring contract costs. For the quarter ended March 31, 2005 the Company was able to pay down its lines of credit and other bank debt by nearly $1 million, resulting in the net cash used in financing activities as shown on the consolidated statements of cash flows for the quarter. By reducing inventory by nearly $900,000, the Company was able to use those proceeds to reduce bank debt.

The Company’s working capital at March 31, 2006 was $6.3 million compared to $7.8 million at December 31, 2005. The decrease as of March 31, 2006 is primarily due to the deferral of contract billings in excess of net increases in contract receivables and contract costs. The Kazakhstan contract allows Winncom to pre-bill in excess of the contract costs incurred and their estimated earnings on contract costs incurred. The collection of contract billings in excess of the contact costs has allowed the Company to reduce both trade accounts payable and lines of credit.

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (8.25% at March 31, 2006) due April 30, 2007 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (8.50% at March 31, 2006). The term loan will become due on October 26, 2006.

The agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the line-of-credit agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of March 31, 2006 Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project, specifically project engineering, laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was only entered into after Kazakhtelecom agreed to fully guaranty the repayment of Winncom’s borrowings under the Line of Credit Agreement. Kazakhtelecom will repay the Line of Credit borrowings either from the proceeds of the permanent project financing or from its own capital. In September 2005, Winncom was advanced $1,334,000 under the Line of Credit Agreement and that balance still remains at March 31, 2006 and December 31, 2005.

We entered into a financing agreement (the “WFBC Facility”) with Wells Fargo Business Credit, Inc. (“WFBC”), on December 9, 2003. The financing agreement was for a term of one year and was renewable for additional one-year terms. The WFBC Facility provided for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility were subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility were collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility were made at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfied all necessary conditions and restrictions. WFBC was under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility. This financing agreement was terminated on May 10, 2005.

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the “Credit Facility”) with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (9.75% at March 31, 2006), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly owned subsidiary, Starworks Wireless Inc.(“Starworks”), but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of March 31, 2006 and December 31, 2005, ARC was in compliance with these covenants.

Management believes that current working capital and available borrowings on new and existing bank lines of credit, together with additional equity infusions that management believes will be available, will be sufficient to allow the Company to maintain its operations through December 31, 2006 and into the foreseeable future.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report, including “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation”, regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1a, “Risk Factors” on our Form 10-K for the year ended December 31, 2005. There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our notes payable to the banks which has a variable interest rate equal to the existing bank prime rate (7.75% as of March 31, 2006) plus one-half to two percent. The prime interest rate increased from 5.75% to 7.75% between March 31, 2005 and March 31, 2006. An increase in the bank’s prime interest rates on the various notes payable by 1% would increase our yearly interest expense by approximately $20,000, assuming borrowed amounts remain outstanding at the average balance for the quarter ended March 31, 2006. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Item 4.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed by the Company under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A.    Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1a. “Risk Factors” of our Form 10-K for the fiscal year ending December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Form 10-K for fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, the Company recorded the issuance of 3,332 shares of common stock to directors for accrued directors’ fees in the amount of $500. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

ARC WIRELESS SOLUTIONS, INC.

Date:   May 12, 2006

By: /S/ Randall P. Marx Randall P. MarxChief Executive Officer

Date:   May 12, 2006

By: /S/ Monty R. Lamirato Monty R. Lamirato Chief Financial Officer