Form 10-Q
period 2006-06-30
ARC WIRELESS SOLUTIONS INC
filed 2006-08-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of Exchange Act. (Check one):

 Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

As of August 1, 2006, the Registrant had 154,359,449 shares outstanding of its $.0005 par value common stock.

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                                  June 30, 2006

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30,
          2006 (unaudited) and December 31, 2005...............................3

         Condensed Consolidated Statements of Operations for
          the Three Months and Six Months Ended June 30, 2006
          and 2005 (unaudited).................................................4

         Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2006 and 2005 (unaudited)..............5

     Notes to Consolidated Financial Statements................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 4.  Controls and Procedures..............................................21


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........22

Item 6.  Exhibits ............................................................22


Signatures....................................................................23

Exhibit 31.1..................................................................24

Exhibit 31.2..................................................................25

Exhibit 32.1..................................................................26


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ARC Wireless Solutions, Inc.
                        Condensed Consolidated Balance Sheets

                                                          June 30,      December 31,
                                                            2006            2005
Assets                                                  (unaudited)           *
Current assets:
   Cash and equivalents                                 $     79,000    $     64,000
   Accounts receivable - trade, net                          898,000         907,000
   Inventory, net                                          1,170,000         919,000
   Deferred tax assets                                       537,000         516,000
   Net assets of discontinued operation (Note 2)          39,761,000      30,524,000
   Other current assets                                      145,000          71,000
                                                        ------------    ------------
Total current assets                                      42,590,000      33,001,000
                                                        ------------    ------------

Property and equipment, net                                  355,000         342,000
                                                        ------------    ------------

Other assets:
   Intangible assets, net                                    104,000         103,000
   Deposits                                                   52,000          43,000
                                                        ------------    ------------
Total assets                                            $ 43,101,000    $ 33,489,000
                                                        ============    ============


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $    897,000    $    353,000
   Bank debt - current                                     1,234,000         554,000
   Accrued expenses                                           66,000         302,000
   Net liabilities of discontinued operation (Note 2)     23,806,000      15,339,000
   Current portion of capital lease obligations              174,000          66,000
                                                        ------------    ------------
Total current liabilities                                 26,177,000      16,614,000

Deferred tax liabilities                                      26,000          26,000
Capital lease obligations, less current portion                 --            39,000
                                                        ------------    ------------
Total liabilities                                         26,203,000      16,679,000
                                                        ------------    ------------

Commitments
Stockholders' equity:
   Common stock                                               78,000          78,000
   Preferred stock                                              --              --
   Additional paid-in capital                             21,768,000      21,760,000
   Treasury stock                                         (1,195,000)     (1,195,000)
   Accumulated deficit                                    (3,753,000)     (3,833,000)
                                                        ------------    ------------
Total stockholders' equity                                16,898,000      16,810,000
                                                        ------------    ------------
Total liabilities and stockholders' equity              $ 43,101,000    $ 33,489,000
                                                        ============    ============

* These numbers were derived from the audited financial statements for the year ended December 31, 2005 and adjusted for discontinued operations. See accompanying notes.


                                           ARC Wireless Solutions, Inc.
                                  Condensed Consolidated Statements of Operations


                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                            2006             2005             2006              2005
                                                       -------------    -------------    -------------    -------------
                                                                (unaudited)                        (unaudited)

Sales, net                                             $   1,824,000    $   1,691,000    $   3,373,000    $   2,777,000
Cost of sales                                              1,430,000          930,000        2,559,000        1,662,000
                                                       -------------    -------------    -------------    -------------
      Gross profit                                           394,000          761,000          814,000        1,115,000

Operating expenses:
   Selling, general and administrative expenses              760,000          643,000        1,486,000        1,245,000
                                                       -------------    -------------    -------------    -------------
      Income (loss) from operations                         (366,000)         118,000         (672,000)        (130,000)

Other income (expense):
   Interest expense, net                                     (33,000)         (44,000)         (60,000)         (71,000)
   Other income                                                 --              1,000             --             61,000
                                                       -------------    -------------    -------------    -------------
      Total other income (expense)                           (33,000)         (43,000)         (60,000)         (10,000)
                                                       -------------    -------------    -------------    -------------
Loss from continuing operations before income taxes         (399,000)          75,000         (732,000)        (140,000)

(Provision) benefit for income taxes                         (37,000)            --             17,000             --
                                                       -------------    -------------    -------------    -------------
Income (loss) from continuing operations                    (436,000)          75,000         (715,000)        (140,000)

Discontinued Operations (Note 2)

Income from operations of the discontinued component         547,000          140,000          869,000          261,000
Income taxes, discontinued component                         (61,000)          (8,000)         (74,000)         (15,000)
                                                       -------------    -------------    -------------    -------------
Net Income (Loss)                                      $      50,000    $     207,000    $      80,000    $     106,000
                                                       =============    =============    =============    =============

Net income (loss) per share - continuing operations
- Basic and Diluted                                    $       (.003)               *    $       (.005)   $       (.001)
                                                       =============    =============    =============    =============
Net income (loss) per share - discontinued
operations - Basic and Diluted                         $        .003    $        .001    $        .005    $        .002
                                                       =============    =============    =============    =============
Weighted average shares - Basic                          154,319,700      154,017,000      154,310,300      153,955,000
                                                       =============    =============    =============    =============
Weighted average shares - Diluted                        154,407,000      154,048,000      154,422,800      154,105,000
                                                       =============    =============    =============    =============


See accompanying notes.

* Less than $.001 per share


                             ARC Wireless Solutions, Inc.
                    Condensed Consolidated Statements of Cash Flows


                                                               Six Months Ended June 30,
                                                                  2006          2005
                                                                ---------    ---------
                                                                      (unaudited)
Operating activities
Income (loss) from continuing operations                        $(715,000)   $(140,000)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
     Depreciation and amortization                                 74,000      109,000
     Provision for doubtful accounts                                 --
     Non-cash expense for issuance of stock and options             8,000       54,000
     Deferred taxes                                               (21,000)        --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                   9,000      114,000
       Inventory                                                 (251,000)      81,000
       Prepaids and other current assets                          (74,000)     (43,000)
       Other assets                                                (9,000)        --
       Accounts payable and accrued expenses                      417,000     (172,000)
                                                                ---------    ---------
Net cash provided by (used in) continuing operations             (562,000)       3,000
Net cash provided by discontinued operations                       25,000     (100,000)
                                                                ---------    ---------
Net cash used in operating activities                            (537,000)     (97,000)
                                                                ---------    ---------

Investing activities
Patent acquisition costs                                           (9,000)      (3,000)
Purchase of plant and equipment                                   (78,000)     (18,000)
                                                                ---------    ---------
Net cash used in investing activities                             (87,000)     (21,000)
                                                                ---------    ---------

Financing activities
Net advances from line of credit                                  679,000      229,000
Net repayment of line of credit and capital lease obligations     (40,000)     (30,000)
                                                                ---------    ---------
Net cash provided by financing activities                         639,000      199,000
                                                                ---------    ---------

Net change in cash                                                 15,000       81,000
Cash, beginning of period                                          64,000       74,000
                                                                ---------    ---------
Cash, end of period                                             $  79,000    $ 155,000
                                                                =========    =========

Supplemental cash flow information:
  Cash paid for interest                                        $ 125,000    $ 141,000
  Cash paid for taxes                                           $ 233,000    $    --


See accompanying notes.

                                           5

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The Company operated in three business segments which are identified as Distribution, Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States. The Distribution segment is classified as a Discontinued Operation, see Note 2, as it is being held for sale .

Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future period.

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

Share Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)") related to accounting for share-based payments and, accordingly, the Company is now recording compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. Prior to 2006, share based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25. We are using the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                                          Three Months Ended   Six Months Ended
                                            June 30, 2006       June 30, 2006
                                            -------------       -------------
Stock options                                   $ --                $4,000
                                                ------              ------
Total share-based compensation expense          $ --                $4,000
                                                ======              ======

Prior to January 1, 2006 the Company followed APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 ("SFAS No. 123") required use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net loss and per share amounts for the three months and six months ended June 30, 2005, would have been adjusted to the pro forma amounts indicated below:


                                                               Three Months      Six Months
                                                              Ended June 30,   Ended June 30,
                                                                   2005             2005
                                                              -------------    -------------
Net income as reported                                        $     207,000    $     106,000
Add: stock based compensation included in reported net loss            --               --
Deduct: Stock-based compensation cost under SFAS 123                (12,000)         (16,000)
                                                              -------------    -------------
Pro forma net income                                          $     195,000    $      90,000
                                                              =============    =============

Pro forma basic and diluted net loss per share:
Pro forma shares used in the  calculation of pro forma net
income per common share- basic                                  154,017,000      153,955,000
Pro forma shares used in the  calculation of pro forma net
income per common share- diluted                                154,048,000      154,105,000
Reported net income per common share - basic and diluted      $        .001    $        .001
Pro forma net income per common share - basic and diluted     $        .001    $        .001


Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model.

Stock option activity was as follows:

                                       Number of   Weighted Average
                                        Shares    Exercise Price ($)
                                      ----------  ------------------

         Balance at January 1, 2006    2,600,000            0.15
         Granted                         250,000            0.13
         Exercised                          --
                                      ----------      ----------
         Forfeited or expired           (250,000)           0.15
                                      ----------      ----------
         Balance at June 30, 2006      2,600,000            0.15
                                      ==========      ==========

The following table presents information regarding options outstanding as of June 30, 2006:

Weighted average contractual remaining term - options outstanding     1.18 years
Aggregate intrinsic value - options outstanding                                -
Options exercisable                                                    2,350,000
Weighted average exercise price - options exercisable                       $.15
Aggregate intrinsic value - options exercisable                                -
Weighted average contractual remaining term - options exercisable     1.18 years

There was no intrinsic value for options outstanding or options exercisable since no options were exercised during the six ended June 30, 2006.

The following weighted average assumptions were used:

                                           Three and Six   Three and Six
                                           Months Ended    Months Ended
                                           June 30, 2006   June 30, 2005
                                           -------------   -------------
Volatility                                      .751           1.024
Expected life of options (in years)                2               2
Dividend Yield                                 0.00%           0.00%
Risk free interest rate                        6.00%           4.00%
Per share value of options granted             $.06            $.09

As of June 30, 2006, future compensation costs related to nonvested stock options is $14,500. Management anticipates that this cost will be recognized over a weighted average period of 1.18 years.

Note 2. Discontinued Operations

On July 28, 2006, ARC Wireless Solutions, Inc (the "Company") executed a Stock Purchase Agreement ("Purchase Agreement") with BlueCoral Limited ("BlueCoral"), an Irish Company, for the sale of its wholly-owned subsidiary, Winncom Technologies Corp. ("Winncom") to BlueCoral for $17 million in cash, which is currently being held in escrow per the terms of the Stock Purchase Agreement ("Purchase Agreement").

Under the terms of the Purchase Agreement, before the sale of Winncom can be completed, a number of conditions must be satisfied or waived. In addition to breaches of the Purchase Agreement, these conditions include, among other matters, the following:

     |X| the Company's stockholders must approve the sale of Winncom at the annual meeting;

     |X|  the delivery of certificates by both the Company and BlueCoral; and

     |X|  the delivery of the full purchase price ($17,000,000) to the Company.

This business segment, Distribution, has been accounted for as a discontinued operation, as an asset held for sale, and accordingly the net assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets for all periods presented and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented.

The net assets and liabilities of the discontinued operations of the distribution segment included in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005 are as follows:

                                               June 30, 2006   December 31, 2005
                                               -------------   -----------------
Current assets:
   Cash and equivalents                         $ 8,714,000       $   103,000
   Accounts receivable - trade, net               5,989,000         6,798,000
   Accounts receivable - vendors, net               488,000           766,000
   Inventory, net                                 5,217,000         5,188,000
   Construction in progress                       8,103,000         5,900,000
   Other current assets                             183,000           730,000
                                                -----------       -----------
Total current assets                             28,694,000        19,485,000

Property and equipment, net                         113,000            90,000

Other assets:
   Goodwill, net                                 10,824,000        10,824,000
   Deposits                                         130,000           125,000
                                                -----------       -----------
Total assets                                    $39,761,000       $30,524,000
                                                ===========       ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                             $ 5,408,000       $10,060,000
   Bank debt - current                            2,744,000         1,459,000
   Accrued expenses                                 485,000           455,000
   Billings in excess of recognized income       15,169,000           896,000
                                                -----------       -----------
Total current liabilities                       $23,806,000        12,870,000

Bank debt, less current portion                        --           2,469,000
                                                -----------       -----------
Total liabilities                               $23,806,000       $15,339,000
                                                ===========       ===========


Information related to the discontinued operations for the three months and six months ended June 30, 2006 and 2005 are as follows:

                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                      2006            2005            2006            2005
                                                  ------------    ------------    ------------    ------------
Sales, net                                        $  8,672,000    $  6,417,000    $ 16,072,000    $ 13,407,000
Contract revenue                                     7,287,000            --        10,090,000            --
                                                  ------------    ------------    ------------    ------------
  Total revenue                                     15,959,000       6,417,000      26,162,000      13,407,000
                                                  ------------    ------------    ------------    ------------

Cost of sales                                        7,497,000       5,344,000      13,859,000
Cost of contract revenue                             6,777,000            --         9,370,000
                                                  ------------    ------------    ------------    ------------
  Total cost of goods sold                          14,274,000       5,344,000      23,229,000      11,276,000
                                                  ------------    ------------    ------------    ------------

      Gross profit                                   1,685,000       1,073,000       2,933,000       2,131,000

Operating expenses:
   Selling, general and administrative expenses
                                                     1,136,000         945,000       2,101,000       1,927,000
                                                  ------------    ------------    ------------    ------------
      Income from operations                           549,000         128,000         832,000         204,000

Other income (expense):
   Interest expense, net                               (27,000)        (28,000)        (65,000)        (69,000)
   Other income                                         25,000          40,000         102,000         126,000
                                                  ------------    ------------    ------------    ------------
      Total other income (expense)                      (2,000)         12,000          37,000          57,000
                                                  ------------    ------------    ------------    ------------
Income before income taxes                             547,000         140,000         869,000         261,000

(Provision) Benefit for income taxes                   (61,000)         (8,000)        (74,000)        (15,000)
                                                  ------------    ------------    ------------    ------------
Net Income                                        $    486,000    $    132,000    $    795,000    $    246,000
                                                  ============    ============    ============    ============

Approximately $9.3 million and $14 million, respectively, of the total sales for the three months and six months ended June 30, 2006 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan. The increase in foreign sales is largely due to the long term construction contract in Kazakhstan.

Approximately $1.7 million and $2.9 million, respectively, of the total sales for the three months and six months ended June 30, 2005 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan.

On October 1, 2003 our subsidiary Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (8.25% at March 31, 2006) due April 30, 2007 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (8.50% at March 31, 2006). The term loan will become due on October 26, 2006. Substantially all of the assets of Winncom are collateral on the line of credit and the term loan.

The October 1, 2003 line of credit agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of June 30, 2006 Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project, specifically project engineering, laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was only entered into after Kazakhtelecom agreed to fully guarantee the repayment of Winncom's borrowings under the Line of Credit Agreement. The Line of Credit Agreement is only collateralized by the guarantee of Kazakhtelecom and Kazakhtelecom will repay the Line of Credit borrowings either from the proceeds of the permanent project financing or from its own capital. In September 2005, Winncom was advanced $1,334,000 under the Line of Credit Agreement and that balance still remains at June 30, 2006 and December 31, 2005.

                                                 June 30,    December 31,
                                                   2006         2005
                                                ----------   ----------
        Bank line of credit - Winncom           $1,368,000   $2,469,000
        Foreign bank line of credit - Winncom    1,334,000    1,334,000
        Bank term loan - Winncom                    42,000      125,000
                                                ----------   ----------
                                                 2,744,000    3,928,000
        Less current portion                     2,744,000    1,459,000
                                                ----------   ----------
        Long-term portion                       $     --     $2,469,000
                                                ==========   ==========

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

Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated labor costs incurred to date with management's current estimate of total labor costs to be incurred at contract completion. Revenue is recognized based on applying the percentage against total of contract costs. At June 30, 2006 a significant amount of equipment was purchased and shipped to the contract site the uninstalled portion of the equipment was excluded from the calculation of accumulated costs in measuring contract progress and recognizable contract revenue.

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

Total contract revenue recognized for the three months and six months ended June 30, 2006 was $7,287,000 and $10,090,000, respectively. No contract revenue was recorded for the three months and six months ended June 30, 2005.

The following amounts relate to the aggregate of contracts in progress as of June 30, 2006 and December 31, 2005.


                                            June 30,      December 31,
                                              2006            2005
                                          ------------    ------------
Costs incurred to date                    $ 19,769,000    $  8,196,000
Contract costs recognized in 2005           (2,296,000)           --
Contract costs recognized in 2006           (9,370,000)     (2,296,000)
                                          ------------    ------------
Construction in progress                  $  8,103,000    $  5,900,000
                                          ============    ============

Amounts billed                            $ 27,891,000    $  3,528,000
Revenue recognized in 2005                  (2,632,000)     (2,632,000)
Revenue recognized in 2006                 (10,090,000)           --
                                          ------------    ------------
Billings in excess of recognized income   $ 15,169,000    $    896,000
                                          ============    ============

Note 3. Earnings Per Share

SFAS 128 provides for the calculation of Basic and Dilutive earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the entity. For periods where the Company has incurred a net loss, stock options and stock warrants were not included in the computation of diluted loss per share because their effect was anti-dilutive, therefore, basic and fully diluted loss per share are the same for those periods.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                       Three Months Ended                Six Months Ended
                                                June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                -------------    -------------    -------------    -------------
Numerator: Net income (loss) from
continuing operations                           $   (436,000)    $     75,000     $   (715,000)    $    (140,000)
                                                ============     ============     ============     =============

Numerator: Net income from discontinued
operations                                      $    486,000     $    132,000     $    795,000     $     246,000
                                                ============     ============     ============     =============

Denominator:
Denominator for basic earnings per share
- weighted average shares                        154,319,700      154,017,000      154,310,300       153,955,000
Effect of dilutive securities
  Employee stock options                              88,000           31,000          112,500           150,000
                                                ------------     ------------     ------------     -------------
Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversion                           154,407,700      154,048,000      154,422,800       154,105,000
                                                ============     ============     ============     =============
Basic earnings (loss) per share, continuing
operations                                      $      (.003)    *                $      (.005)    $       (.001)
                                                ============     ============     ============     =============
Diluted earnings (loss) per share,
continuing operations                           $      (.003)    *                $      (.005)    $       (.001)
                                                ============     ============     ============     =============
Basic earnings per share, discontinued
operations                                      $       .003     $       .001     $       .005     $        .002
                                                ============     ============     ============     =============
Diluted earnings per share, discontinued
operations                                      $       .003     $       .001     $       .005     $        .002
                                                ============     ============     ============     =============

     * Less than $.001 per share



                                       13

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                      June 30,       December 31,
                                        2006             2005
                                    -----------      -----------
              Raw materials         $ 1,153,000      $   954,000
              Work in progress          173,000          129,000
              Finished goods            471,000          416,000
                                    -----------      -----------
                                      1,797,000        1,499,000
              Inventory reserve        (627,000)        (580,000)
                                    -----------      -----------
              Net inventory         $ 1,170,000      $   919,000
                                    ===========      ===========


Note 5. Revolving Bank Loan Agreements

The Company entered into a financing agreement (the "WFBC Facility") with Wells Fargo Business Credit, Inc. ("WFBC"), on December 9, 2003. The financing agreement was for a term of one year and was renewable for additional one-year terms. The WFBC Facility provided for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional .055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility were subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility were collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility were made at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfied all necessary conditions and restrictions. WFBC was under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility. This financing agreement was terminated on May 10, 2005.

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (10.25% at June 30, 2006), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly owned subsidiary, Starworks Wireless Inc.("Starworks"), but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of June 30, 2006 and December 31, 2005, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at June 30, 2006 and December 31, 2005 was $1,234,000 and $554,000, respectively.

Note 6. Equity Transactions

During the quarter ended June 30, 2006, the Company recorded the issuance of 29,629 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $4,000.

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

Note 7. Recent Accounting Pronouncements

On February 23, 2006, the FASB issued Staff Position No. FAS 123(R)-4, Classification of Options or Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event ("FSP No. FAS 123(R)-4"). FSP No. FAS 123(R)-4 requires that an award of stock options or similar instruments that otherwise meet the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee's control, should be classified as a liability only when the event is probable of occurring. FSP No. FAS 123(R)-4 is effective for the Company's first reporting period beginning after February 3, 2006. The Company's management does not believe that the adoption of FSP No. FAS 123(R)-4 will have a material effect on the Company's financial position, cash flows, or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment to FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer's Exercise of a Call Option ("EITF 05-01"). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer's exercise of call option when the issuance of equity securities is pursuant to the instrument's original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

Note 8. Industry Segment Information

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

The Company has two reportable segments that are separate business units that offer different products as follows: antenna manufacturing and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. Due to the pending sale of Winncom, which is the Distribution segment, is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements.

Financial information regarding the Company's two continuing operating segments for the three months ended June 30, 2006 and 2005 are as follows:

                                                Manufacturing        Cable          Corporate          Total
                                                -------------     -----------      -----------      -----------
Net Sales                               2006     $ 1,722,000      $   189,000      $   (87,000)     $ 1,824,000
                                        2005       1,677,000          100,000          (86,000)       1,691,000

Net earnings (Loss) from continuing     2006        (211,000)          17,000         (242,000)        (436,000)
operations                              2005         284,000           (4,000)        (205,000)          75,000

Earnings (Loss) from continuing         2006        (174,000)          17,000         (242,000)        (399,000)
operations before income taxes          2005         284,000           (4,000)        (205,000)          75,000

Identifiable Assets                     2006       4,049,000          207,000         (916,000)       3,340,000
                                        2005       3,190,000          183,000         (930,000)       2,443,000


Financial information regarding the Company's two continuing operating segments for the six months ended June 30, 2006 and 2005 are as follows:

                                                Manufacturing        Cable          Corporate          Total
                                                -------------     -----------      -----------      -----------
Net Sales                               2006     $ 3,227,000      $   339,000      $  (193,000)     $ 3,373,000
                                        2005       2,769,000          161,000         (153,000)       2,777,000

Net earnings (Loss) from continuing     2006        (256,000)          13,000         (472,000)        (715,000)
operations                              2005         256,000          (16,000)        (380,000)        (140,000)

Earnings (Loss) from continuing         2006        (273,000)          13,000         (472,000)        (732,000)
operations before income taxes          2005         256,000          (16,000)        (380,000)        (140,000)

Identifiable Assets                     2006       4,049,000          207,000         (916,000)       3,340,000
                                        2005       3,190,000          183,000         (930,000)       2,443,000


Corporate represents the operations of the parent Company, including segment eliminations.

                                       16

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Continuing Operations For the Three Months Ended June 30, 2006 and
2005

Total revenues were $1.824 million and $1.691 million for the three months period ended June 30, 2006 and June 30, 2005, respectively. The increase in revenues during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is attributable to 1) an increase in revenues from our Wireless Communications Solutions Division from $1.677 million for the three months ended June 30, 2005 to $1.721 million for the three months ended June 30, 2006; and 2) an increase in revenues from our subsidiary, Starworks, from $100,000 for the three months ended June 30, 2005 to $189,000 for the three months ended June 30, 2006. Revenues from the Wireless Communication Solutions Division in the first and second quarter of 2005 were reduced primarily as a result of management's decision to withhold shipments and minimize the Company's risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer had a recapitalization of its company and shipments were reinstated in the third quarter of 2005.

Gross profit margin was 22% and 45% for the three months ended June 30, 2006 and June 30, 2005, respectively. The decrease in gross margin for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is primarily the result of 1) lower margins at the Wireless Communications Solutions Division due to significant increases in component costs including aluminum, copper and plastic as well as additional labor costs associated with the introduction and manufacturing of several new products and product lines. The Company has taken steps in the third quarter of 2006 to improve its gross margin by shifting production of certain product lines to China through our new subsidiary, ARC Wireless Hong Kong Limited.

Selling, general and administrative expenses (SG&A) increased by $117,000 for the three months ended June 30, 2006 compared to June 30, 2005 with $63,000 of the increase due to salaries and wages, including costs associated with the organization of ARC Wireless Hong Kong Limited. Other increases in SG&A costs are audit fees, directors fees and outside engineering services. SG&A as a percent of total revenues increased from 38% for the three months ended June30, 2005 to 42% for the three months ended June 30, 2006. Salaries and wages, including commissions, remain the largest component of SG&A constituting 59% and 60% of the total SG&A for the three months ended June 30, 2006 and June 30, 2005, respectively.

Net interest expense was $33,000 for the three months ended June 30, 2006 compared to $44,000 for the three months ended June 30, 2005. Although the average balance outstanding on all lines of credit and capital lease obligations was $1.2 million for the three months ended June 30, 2006 compared to $667,000 for the three months ended June 30, 2005, the interest rate that we were charged in 2006 was nearly half of what was being charged by the factoring of trade accounts receivable in 2005, which terminated in May 2005 when we established a new revolving bank line of credit.

The Company had a net loss from continuing operations of $436,000 for the three months ended June 30, 2006 as compared to net income from continuing operations of $75,000 for the three months ended June 30, 2005. While overall revenues increased by $133,000 from 2005 to 2006, there was a decrease in gross margin from 45% in 2005 to 22% in 2006, an increase in SG&A expenses of $118,000. In addition, in 2006, the provision for income taxes of $37,000 was due to a decrease in deferred income tax assets.

Results of Discontinued Operations for the Three Months Ended June 30, 2006 and June 30, 2005 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Winncom had a 148% increase in revenues comparing the three months ended June 30, 2006 to the three months ended June 30, 2005. The increase of nearly $9.5 million is the result of a 35% increase in its distribution business revenues at its historical gross margin of approximately 13.5% and a $7.3 million increase in its long term contract revenue associated with the Kazakhstan project for which there was no corresponding revenue for the same period in 2005. The margin recognized on the long term construction contract was approximately 7% for the three months ended June 30, 2006. Because the gross margin on the long term contract is lower then the gross margin for normal distribution revenues, while revenues increased 148% comparing 2006 to 2005, the increase in gross margin was 57%.

Operating expenses increased $191,000 or 20% comparing 2006 to 2005, with substantially all of the increase due to an increase in salaries and wages. Operating expenses as a percentage of revenue substantially decreased from 15% for the three months ended June 30, 2005 to 7% for the three months ended June 30, 2006.

Interest expense increased slightly from $27,000 for the three months ended June 30, 2005 to $28,000 for the three months ended June 30, 2006. Although the average balance outstanding on revolving lines of credit and other bank debt decreased in 2006 compared to 2005, the prime interest rate increased from 6% to 8% during the period June 30, 2005 to June 30, 2006 and the interest rate on the foreign bank debt is 13%, while no such debt existed for the three months ended June 30, 2005.

Other income primarily consists of purchase discounts which were less in 2006 than in 2005 due to a cutback in vendor discounts by one of Winncoms largest vendors.

The increase in the provision for income taxes for the three months ended June 30, 2006 compared to June 30, 2005 is primarily the result of an increase in pretax net income from discontinued operations, some of which is offset by losses from continuing operations.

The increase in the net income from discontinued operations from $132,000 for the three months ended June 30, 2005 to $486,000 for the three months ended June 30, 2006 is primarily due to the increase in revenues and in particular, the increase in the contract revenue.

Results of Continuing Operations For the Six Months Ended June 30, 2006 and June 30, 2005

Total revenues were $3.4 million and $2.8 million for the six-month period ended June 30, 2006 and June 30, 2005, respectively. The increase in revenues during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is attributable to 1) an increase in revenues from our Wireless Communications Solutions Division from $2.7 million for the six months ended June 30, 2005 to $3.2 million for the six months ended June 30, 2006; and 2) an increase in revenues from our subsidiary, Starworks, from $160,000 for the six months ended June 30, 2005 to $340,000 for the six months ended June 30, 2006. Revenues from the Wireless Communication Solutions Division in the first and second quarter of 2005 were reduced primarily as a result of management's decision to withhold shipments and minimize the Company's risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer had a recapitalization of its company and shipments were reinstated in the third quarter of 2005.

Gross profit margin was 24% and 40% for the six months ended June 30, 2006 and 2005, respectively. The decrease in gross margin for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is primarily the result of 1) lower margins at the Wireless Communications Solutions Division due to significant increases in component costs including aluminum, copper and plastic as well as additional labor costs associated with the introduction and manufacturing of several new product and product lines to a change in product mix, competitive pricing pressures and the costs associated with the introduction and manufacturing of several new products. The Company has taken steps in the third quarter of 2006 to improve its gross margin by shifting production of certain product lines to China through our new subsidiary, ARC Wireless Hong Kong Limited.

Selling, general and administrative expenses (SG&A) increased by $233,000 for the six months ended June 30, 2006 compared to June 30, 2005 with $136,000 of the increase due to salaries and wages, including costs associated with the organization of ARC Wireless Hong Kong Limited. Other increases in SG&A costs are audit fees, directors fees and outside engineering services. SG&A as a percent of total revenues decreased from 45% for the six months ended June30, 2005 to 44% for the six months ended June 30, 2006. Salaries and wages, including commissions, remain the largest component of SG&A constituting 59% and 60% of the total SG&A for the six months ended June 30, 2006 and 2005, respectively.

Net interest expense was $60,000 for the six months ended June 30, 2006 compared to $71,000 for the six months ended June 30, 2005. Although the average balance outstanding on all lines of credit and capital lease obligations was $1 million for the six months ended June 30, 2006 compared to $600,000 for the six months ended June 30, 2005, the interest rate that we were charged in 2006 was nearly half of what was being charged by the factoring of trade accounts receivable in 2005, which terminated in May 2005 when we established a new revolving bank line of credit.

Other income for the six months ended June 30, 2005 included a gain on sale of assets of $61,000 and there were no gains in 2006.

The Company had a net loss from continuing operations of $715,000 for the six months ended June 30, 2006 as compared to a net loss from continuing operations of $140,000 for the six months ended June 30, 2005. While overall revenues increased by $600,000 from 2005 to 2006, there was a decrease in gross margin from 40% in 2005 to 24% in 2006, an increase in SG&A expenses of $233,000 and a $61,000 decrease in other income. In addition, in 2006, the benefit for income taxes of $21,000 was due to an increase in deferred income tax assets.

Results of Discontinued Operations For the Six Months Ended June 30, 2006 and June 30, 2005 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Winncom had a 95% increase in revenues comparing the six months ended June 30, 2006 to the six months ended June 30, 2005. The increase of nearly $12.8 million is the result of a 20% increase in its distribution business at its historical gross margin of approximately 13.5% and a $10.1 million increase in its long term contract revenue associated with the Kazakhstan project for which there was no corresponding revenue for the same period in 2005. The margin recognized on the long term construction contract was approximately 7% for the six months ended June 30, 2006. Because the gross margin on the long term contract is lower then the gross margin for normal distribution revenues, while revenues increased 95% comparing 2006 to 2005, the increase in gross margin was 38%.

Operating expenses increased $174,000 or 9% comparing 2006 to 2005, with substantially all of the increase due to an increase in salaries and wages. Operating expenses as a percentage of revenue substantially decreased from 14% for the six months ended June 30, 2005 to 8% for the six months ended June 30, 2006.

Interest expense decreased slightly from $69,000 for the six months ended June 30, 2005 to $65,000 for the six months ended June 30, 2006. Although the average balance outstanding on revolving lines of credit and other bank debt decreased in 2006 compared to 2005, the prime interest rate increased from 6% to 8% From June 30, 2005 to June 30, 2006 and the interest on the foreign bank debt was 13% and no such debt existed for the six months ended June 30, 2005.

Other income primarily consists of purchase discounts which were less in 2006 than in 2005 due to a cutback in vendor discounts by one of Winncoms' largest vendors.

The increase in the provision for income taxes for the six months ended June 30, 2006 compared to June 30, 2005 is primarily the result of an increase in pretax net income of the discontinued operations partially offset by losses from continuing operations.

The increase in the net income from discontinued operations from $246,000 for the six months ended June 30, 2005 to $794,000 for the six months ended June 30, 2006 is primarily due to the increase in revenues and in particular, the increase in the contract revenue.

Financial Condition

The net cash used in operating activities from continuing operations was $562,000 for the six months ended June 30, 2006, and net cash provided by operating activities from continuing operations was $3,000 for the six months ended June 30, 2005. The net cash used in operating activities from continuing operations in 2006 was primarily due to the net loss incurred for the six months ended June 30, 2006. The net cash from continuing operations in 2005 was primarily due to a decrease in trade accounts receivables and inventory offset by decreases in trade accounts payable and other accrued expenses. In addition, in determining net cash from continuing operations, the net loss in 2005 is offset by non cash deductions of depreciation and the expense associated with the issuance of common stock and common stock options.

The net cash used in investing activities was $87,000 for the six months ended June 30, 2006 compared to $21,000 for the six months ended June 30, 2005, primarily the result of expenditures for patents and equipment.

For the six months ended June 30, 2006, the Company was able to draw upon its line of credit by nearly $679,000, resulting in the net cash provided by financing activities. For the six months ended June 30, 2005 the Company was able to draw upon its line of credit by nearly $229,000, resulting in the net cash provided by financing activities. The draws on the lines of credit in 2006 and 2005 helped fund operating losses.

The Company's working capital at June 30, 2006, excluding net assets and liabilities from discontinued operations was $458,000 compared to $1.2 million at December 31, 2005. The decrease as of June 30, 2006 is primarily due to the net loss from continuing operations.


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

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has a maturity of one year, with interest at 2% over prime (10.25% at June 30, 2006), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly owned subsidiary, Starworks Wireless Inc.("Starworks"), but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of June 30, 2006 and December 31, 2005, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at June 30, 2006 and December 31, 2005 was $1,234,000 and $554,000, respectively.

Management believes that current working capital and available borrowings on new and existing bank lines of credit, together with proceeds from the sale of Winncom, will be sufficient to allow the Company to maintain its operations through December 31, 2006 and into the foreseeable future.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" on our Form 10-K for the year ended December 31, 2005. There have been no material changes to the Company's risk factors from those disclosed in the Company's 2005 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our notes payable to the banks which has a variable interest rate equal to the existing bank prime rate (8.25% as of June 30, 2006) plus two percent. The prime interest rate increased from 7% to 8.25% between December 31, 2005 and June 30, 2006. An increase in the bank's prime interest rates on the various notes payable by 1% would increase our yearly interest expense by approximately $12, assuming borrowed amounts remain outstanding at the average balance for the six months ended June 30, 2006. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed by the Company under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 1A.  Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" of our Form 10-K for the fiscal year ending December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, the Company recorded the issuance of 3,332 shares of common stock to directors for accrued directors' fees in the amount of $500. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

In May 2006, the Company recorded the issuance of 29,629 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $4,000. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

                                            ARC WIRELESS SOLUTIONS, INC.


Date:  August 14, 2006                      By: /s/ Randall P. Marx
                                                -------------------
                                                Randall P. Marx
                                                Chief Executive Officer

Date:  August 14, 2006                      By: /s/ Monty R. Lamirato
                                                ---------------------
                                                Monty R. Lamirato
                                                Chief Financial Officer