Form 10-Q/A
period 2006-06-30
ARC WIRELESS SOLUTIONS INC
filed 2006-08-17
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - Q/A


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

                          ARC Wireless Solutions, Inc.

              Quarterly Report on FORM 10-Q/A For The Period Ended

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

Exhibit 31.1..................................................................24

Exhibit 31.2..................................................................25

Exhibit 32.1..................................................................26


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ARC Wireless Solutions, Inc.
                        Condensed Consolidated Balance Sheets

                                                          June 30,      December 31,
                                                            2006            2005
Assets                                                  (unaudited)           *
Current assets:
   Cash and equivalents                                 $     79,000    $     64,000
   Accounts receivable - trade, net                          898,000         907,000
   Inventory, net                                          1,170,000         919,000
   Deferred tax assets                                       537,000         516,000
   Net assets of discontinued operation (Note 2)          39,761,000      30,524,000
   Other current assets                                      145,000          71,000
                                                        ------------    ------------
Total current assets                                      42,590,000      33,001,000
                                                        ------------    ------------

Property and equipment, net                                  355,000         342,000
                                                        ------------    ------------

Other assets:
   Intangible assets, net                                    104,000         103,000
   Deposits                                                   52,000          43,000
                                                        ------------    ------------
Total assets                                            $ 43,101,000    $ 33,489,000
                                                        ============    ============


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $    897,000    $    353,000
   Bank debt - current                                     1,234,000         554,000
   Accrued expenses                                          174,000         302,000
   Net liabilities of discontinued operation (Note 2)     23,806,000      15,339,000
   Current portion of capital lease obligations               66,000          66,000
                                                        ------------    ------------
Total current liabilities                                 26,177,000      16,614,000

Deferred tax liabilities                                      26,000          26,000
Capital lease obligations, less current portion                 --            39,000
                                                        ------------    ------------
Total liabilities                                         26,203,000      16,679,000
                                                        ------------    ------------

Commitments
Stockholders' equity:
   Common stock                                               78,000          78,000
   Preferred stock                                              --              --
   Additional paid-in capital                             21,768,000      21,760,000
   Treasury stock                                         (1,195,000)     (1,195,000)
   Accumulated deficit                                    (3,753,000)     (3,833,000)
                                                        ------------    ------------
Total stockholders' equity                                16,898,000      16,810,000
                                                        ------------    ------------
Total liabilities and stockholders' equity              $ 43,101,000    $ 33,489,000
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
                                                       =============    =============    =============    =============


See accompanying notes.

* Less than $.001 per share


                                ARC Wireless Solutions, Inc.
                       Condensed Consolidated Statements of Cash Flows


                                                                   Six Months Ended June 30,
                                                                      2006          2005
                                                                   -----------    -----------
                                                                          (unaudited)
Operating activities
Income (loss) from continuing operations                           $  (715,000)   $  (140,000)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
     Depreciation and amortization                                      74,000        109,000
     Provision for doubtful accounts                                      --
     Non-cash expense for issuance of stock and options                  8,000         54,000
     Deferred taxes                                                    (21,000)          --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                        9,000        114,000
       Inventory                                                      (251,000)        81,000
       Prepaids and other current assets                               (74,000)       (43,000)
       Other assets                                                     (9,000)          --
       Accounts payable and accrued expenses                           417,000       (172,000)
                                                                   -----------    -----------
Net cash provided by (used in) continuing operations                  (562,000)         3,000
Net cash provided by discontinued operations                         1,208,000      2,132,000
                                                                   -----------    -----------
Net cash provided by operating activities                              646,000      2,135,000
                                                                   -----------    -----------

Investing activities
Patent acquisition costs                                                (9,000)        (3,000)
Purchase of plant and equipment                                        (78,000)       (18,000)
                                                                   -----------    -----------
Net cash used in investing activities, continuing operations           (87,000)       (21,000)
                                                                   -----------    -----------

Financing activities
Net advances from line of credit                                       679,000        229,000
Net repayment of line of credit and capital lease obligations          (40,000)       (30,000)
                                                                   -----------    -----------
Net cash provided by financing activities, continuing operations       639,000        199,000
                                                                   -----------    -----------
Net repayment of line of credit and bank debt, discontinued
operations                                                          (1,183,000)    (2,232,000)
                                                                   -----------    -----------
Net cash used in financing activities, discontinued operations      (1,183,000)    (2,232,000)
                                                                   -----------    -----------
Net cash used in financing activities                                 (544,000)    (2,033,000)
                                                                   -----------    -----------

Net change in cash                                                      15,000         81,000
Cash, beginning of period                                               64,000         74,000
                                                                   -----------    -----------
Cash, end of period                                                $    79,000    $   155,000
                                                                   ===========    ===========

Supplemental cash flow information:
  Cash paid for interest, continuing operations                    $    60,000    $    71,000
  Cash paid for interest, discontinuing operations                 $    65,000    $    70,000
  Cash paid for taxes, continuing operations                       $      --      $      --
  Cash paid for taxes, discontinued operations                     $   233,000    $      --


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

The Company operated in three business segments which are identified as Distribution, Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States. The Distribution segment is classified as a Discontinued Operation, see Note 2, as it is being held for sale.

Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future period.

Reclassifications - Amendment to Form 10-Q

The report on Form 10-Q/A has been filed to modify the disclosure of discontinued operations in the consolidated statements of cash flows. The changes in this Form 10-Q/A from the Form 10-Q for the period ended June 30, 2006, which was previously filed, have no effect on financial condition, gross profit, income (loss) from operations or net income.

Certain balances in prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition, gross profit, income
(loss) from operations or net income.

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

The net cash used in investing activities from continuing operations was $87,000 for the six months ended June 30, 2006 compared to $21,000 for the six months ended June 30, 2005, primarily the result of expenditures for patents and equipment.

For the six months ended June 30, 2006, the Company was able to draw upon its line of credit by nearly $679,000, resulting in the net cash provided by financing activities for continuing operations. For the six months ended June 30, 2005 the Company was able to draw upon its line of credit by nearly $229,000, resulting in the net cash provided by financing activities for continuing operations. The draws on the lines of credit in 2006 and 2005 helped fund operating losses.

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

                                            ARC WIRELESS SOLUTIONS, INC.


Date:  August 17, 2006                      By: /s/ Randall P. Marx
                                                -------------------
                                                Randall P. Marx
                                                Chief Executive Officer

Date:  August 17, 2006                      By: /s/ Monty R. Lamirato
                                                ---------------------
                                                Monty R. Lamirato
                                                Chief Financial Officer