Form 10-Q
period 2006-09-30
ARC WIRELESS SOLUTIONS INC
filed 2006-11-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 — Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

000-18122
(Commission File Number)

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)

UTAH	87-0454148
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification Number)

10601 West 48th Avenue
Wheat Ridge, Colorado, 80033-2660
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
Yes [ X ] No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):

Large Accelerated Filer [     ] Accelerated Filer [     ] Non-Accelerated Filer [  x   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [ x ]

As of November 1, 2006, the Registrant had 154,359,449 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on Form 10-Q For The Period Ended
September 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited)
	and December 31, 2005	4
	Condensed Consolidated Statements of Operations for the Three Months
	and Nine Months Ended September 30, 2006 and 2005 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2006 and 2005 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits	24
Signatures		25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$ 41,000	$ 64,000
Accounts receivable – trade, net	1,032,000	907,000
Inventory, net	835,000	919,000
Deferred tax assets	748,000	516,000
Net assets of discontinued operation (Note 2)	36,866,000	30,524,000
Other current assets	145,000	71,000

Total current assets	39,667,000	33,001,000

Property and equipment, net	342,000	342,000

Other assets:
Intangible assets, net	101,000	103,000
Deposits	51,000	43,000

Total assets	$ 40,161,000	$ 33,489,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 1,050,000	$ 353,000
Bank debt – current	1,186,000	554,000
Accrued expenses	214,000	302,000
Net liabilities of discontinued operation (Note 2)	20,902,000	15,339,000
Current portion of capital lease obligations	32,000	66,000

Total current liabilities	23,384,000	16,614,000

Deferred tax liabilities	26,000	26,000
Capital lease obligations, less current portion	36,000	39,000

Total liabilities	23,446,000	16,679,000

Commitments
Stockholders’ equity:
Common stock	78,000	78,000
Preferred stock	—	—
Additional paid-in capital	21,775,000	21,760,000
Treasury stock	(1,195,000)	(1,195,000)
Accumulated deficit	(3,943,000)	(3,833,000)

Total stockholders’ equity	16,715,000	16,810,000

Total liabilities and stockholders’ equity	$ 40,161,000	$ 33,489,000

* These numbers were derived from the audited financial statements for the year ended December 31, 2005 and adjusted for discontinued operations. See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Sales, net	$ 1,837,000	$ 2,041,000	$ 5,210,000	$ 4,818,000
Cost of sales	1,369,000	1,175,000	3,928,000	2,837,000

Gross profit	468,000	866,000	1,282,000	1,981,000

Operating expenses:
Selling, general and administrative expenses	813,000	680,000	2,343,000	2,000,000

Income (loss) from operations	(345,000)	186,000	(1,061,000)	(19,000)

Other income (expense):
Interest expense, net	(36,000)	(27,000)	(96,000)	(99,000)
Other income	1,000	—	2,000	62,000

Total other income (expense)	(35,000)	(27,000)	(94,000)	(37,000)

Income (Loss) from continuing operations before
income taxes	(380,000)	159,000	(1,155,000)	(56,000)

(Provision) benefit for income taxes	49,000	(21,000)	227,000	(21,000)

Income (loss) from continuing operations	(331,000)	138,000	(928,000)	(76,000)

Discontinued Operations (Note 2)

Income from operations of the discontinued
component	80,000	119,000	994,000	455,000

(Provision) benefit for income taxes, discontinued
component	61,000	(17,000)	(176,000)	(32,000)

Net Income (Loss)	$ (190,000)	$ 240,000	$ (110,000)	$ 347,000

Net income (loss) per share – continuing operations
– Basic and Diluted	$ (.002)	$ .001	$ (.006)	$ (.001)

Net income per share – discontinued operations –
Basic and Diluted	$ .001	$ .001	$ .005	$ .003

Net income (loss) per share – Basic and Diluted
	$ (.001)	$ .002	$ (.001)	$ .002

Weighted average shares – Basic	154,400,000	154,288,000	154,300,000	154,067,000

Weighted average shares – Diluted	154,400,000	154,288,000	154,300,000	154,167,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Operating activities
Loss from continuing operations	$ (928,000)	$(76,000)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	110,000	142,000
Non-cash expense for issuance of stock and options	15,000	55,000
Deferred taxes	(232,000)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(125,000)	(74,000)
Inventory	84,000	(29,000)
Prepaids and other current assets	(74,000)	(42,000)
Other assets	(8,000)	—
Accounts payable and accrued expenses	609,000	(41,000)

Net cash used in continuing operations	(549,000)	(65,000)
Net cash provided by discontinued operations	1,501,000	923,000

Net cash provided by operating activities	952,000	858,000

Investing activities
Patent acquisition costs	(10,000)	(5,000)
Purchase of plant and equipment	(76,000)	(73,000)

Net cash used in investing activities, continuing operations	(86,000)	(78,000)

Purchase of plant and equipment, discontinued operations	(58,000)	(26,000)

Net cash used in investing activities, discontinued operations	(58,000)	(26,000)

Net cash used in investing activities	(144,000)	(104,000)

Financing activities
Net advances from line of credit	632,000	200,000
Net repayment of line of credit and capital lease obligations	(59,000)	(29,000)

Net cash provided by financing activities, continuing operations	573,000	171,000

Net repayment of line of credit and bank debt, discontinued operations	(1,404,000)	(938,000)

Net cash used in financing activities, discontinued operations	(1,404,000)	(938,000)

Net cash used in financing activities	(831,000)	(767,000)

Net change in cash	(23,000)	(13,000)
Cash, beginning of period	64,000	74,000

Cash, end of period	$ 41,000	$ 61,000

Supplemental cash flow information:
Cash paid for interest, continuing operations	$ 96,000	$ 99,000
Cash paid for interest, discontinued operations	97,000	94,000
Cash paid for taxes, continuing operations	—	—
Cash paid for taxes, discontinued operations	$ 170,000	—
Equipment acquired under capital lease, continuing operations	$ 22,000	$ 17,000
Issuance of common stock for accrued 401(k) employer matching contribution,
continuing operations	—	$ 57,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006

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

During the periods presented in the unaudited condensed consolidated financial statements, the Company operated in three business segments which are identified as Distribution, Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States. The Distribution segment is classified as a Discontinued Operation, see Note 2, as it was sold effective November 1, 2006.

Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future period.

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

Consolidation Policy

The accompanying unaudited condensed consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. (“ARC” or the “Company”) and its wholly-owned subsidiary corporations, Winncom Technologies Corp. (“Winncom”), Starworks Wireless Inc. (“Starworks”) and ARC Wireless Hong Kong Limited (“ARCHK”), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

Share Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) related to accounting for share-based payments and, accordingly, the Company is now recording compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. Prior to 2006, share based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25. We are using the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock options	$ 3,000	$ 7,000

Total share-based compensation expense	$ 3,000	$ 7,000

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

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net loss and per share amounts for the three months and nine months ended September 30, 2005, would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$ 240,000	$ 347,000
Add: stock based compensation included in reported net loss	—
Deduct: Stock-based compensation cost under SFAS 123	(17,000)	(21,000)

Pro forma net income	$ 223,000	$ 326,000

Pro forma basic and diluted net loss per share:
Pro forma shares used in the calculation of pro forma
net income per common share- basic	154,288,000	154,067,000
Pro forma shares used in the calculation of pro forma
net income per common share- diluted	154,288,000	154,167,000
Reported net income per common share – basic and diluted	$ .001	$ .001
Pro forma net income per common share – basic and diluted	$ .001	$ .001

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at January 1, 2006	2,600,000	0.15
Granted	250,000	0.13
Exercised	—	—
Forfeited or expired	(250,000)	0.15

Balance at September 30, 2006	2,600,000	0.15

The following table presents information regarding options outstanding as of September 30, 2006:

Weighted average contractual remaining term - options outstanding	1.18 years
Aggregate intrinsic value - options outstanding	—
Options exercisable	2,350,000
Weighted average exercise price - options exercisable	$ .15
Aggregate intrinsic value - options exercisable	—
Weighted average contractual remaining term - options exercisable	1.18 years

There was no intrinsic value for options outstanding or options exercisable since no options were exercised during the nine months ended September 30, 2006.

The following weighted average assumptions were used:

	Three and Nine Months Ended September 30, 2006	Three and Nine Months Ended September 30, 2005
Volatility	.751	1.024
Expected life of options (in years)	2	2
Dividend Yield	0.00%	0.00%
Risk free interest rate	6.00%	4.00%
Per share value of options granted	$.06	$.09

As of September 30, 2006, future compensation costs related to nonvested stock options was $12,000. Management anticipates that this cost will be recognized over a weighted average period of 1.18 years.

Note 2.    Discontinued Operations

On July 28, 2006, ARC Wireless Solutions, Inc (the “Company”) executed a Stock Purchase Agreement (“Purchase Agreement”) with Bluecoral Limited (“Bluecoral”), an Irish Company, for the sale of its wholly-owned subsidiary, Winncom Technologies Corp. (“Winncom”) to Bluecoral for $17 million in cash, which was being held in escrow per the terms of the Purchase Agreement .

On October 31, 2006, the shareholders of the Company approved the sale of Winncom and the remaining conditions under the Purchase Agreement were satisfied. The Company received the $17,000,000 from the escrow agent on November 1, 2006..

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

The net assets and liabilities of the discontinued operations of the distribution segment included in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Current assets:
Cash and equivalents	$ 5,576,000	$ 103,000
Accounts receivable – trade, net	6,412,000	6,798,000
Accounts receivable – vendors, net	913,000	766,000
Inventory, net	5,265,000	5,188,000
Construction in progress	4,337,000	5,900,000
Other current assets	3,301,000	730,000

Total current assets	25,804,000	19,485,000

Property and equipment, net	115,000	90,000

Other assets:
Goodwill, net	10,824,000	10,824,000
Deposits	123,000	125,000

Total assets	$36,866,000	$30,524,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,071,000	$10,060,000
Bank debt – current	2,525,000	1,459,000
Accrued expenses	528,000	455,000
Billings in excess of recognized income	7,778,000	896,000

Total current liabilities	20,902,000	12,870,000

Bank debt, less current portion	—	2,469,000

Total liabilities	$20,902,000	$15,339,000

Information related to the discontinued operations for the three months and six months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2005	2006	2005
Sales, net	$ 9,637,000	$ 10,449,000	$ 25,710,000	$ 23,856,000
Contract revenue	7,392,000	—	17,482,000	—

Total revenue	17,029,000	10,449,000	43,192,000	23,856,000

Cost of sales	8,578,000	9,332,000	22,438,000	20,608,000
Cost of contract revenue	7,008,000	—	16,378,000	—

Total cost of goods sold	15,586,000	9,332,000	38,816,000	20,608,000

Gross profit	1,443,000	1,117,000	4,376,000	3,248,000

Operating expenses:
Selling, general and administrative expenses	1,357,000	1,002,000	3,413,000	2,854,000

Income from operations	86,000	115,000	963,000	394,000

Other income (expense):
Interest expense, net	(32,000)	(25,000)	(97,000)	(94,000)
Other income	26,000	29,000	128,000	155,000

Total other income (expense)	(6,000)	3,000	31,000	61,000

Income before income taxes	80,000	119,000	994,000	455,000

(Provision) Benefit for income taxes	61,000	(17,000)	(176,000)	(32,000)

Net Income	$ 141,000	$ 102,000	$ 818,000	$ 423,000

Approximately $ 10 million and $24 million, respectively, of the total sales for the three months and nine months ended September 30, 2006 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan. The increase in foreign sales is largely due to the long term construction contract in Kazakhstan.

Approximately $4 million and $6 million, respectively, of the total sales for the three months and nine months ended September 30, 2005 represented foreign sales in Eastern Europe which includes Russia, Kazakhstan and Uzbekistan.

On October 1, 2003, our subsidiary, Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (8.75% at September 30, 2006) due April 30, 2007 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (9% at September 30, 2006). The term loan will become due on October 26, 2006. Substantially all of the assets of Winncom are collateral on the line of credit and the term loan.

The October 1, 2003 line of credit agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of September 30, 2006, Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project, specifically project engineering, laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was entered into only after Kazakhtelecom agreed to fully guarantee the repayment of Winncom’s borrowings under the Line of Credit Agreement. The Line of Credit Agreement is collateralized only by the guarantee of Kazakhtelecom. Kazakhtelecom intends to repay the Line of Credit borrowings either from the proceeds of the permanent project financing or from its own capital. In September 2005, Winncom was advanced $1,334,000 under the Line of Credit Agreement and a portion of that balance still remains at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005

Bank line of credit – Winncom	$ 1,548,000	$ 2,469,000
Foreign bank line of credit – Winncom	977,000	1,334,000
Bank term loan – Winncom	—	125,000

	2,525,000	3,928,000
Less current portion	(2,525,000)	(1,459,000)

Long-term portion	$ —	$ 2,469,000

In October 2004, Winncom entered into a “Frame” Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom (“Kazakhtelecom”), Kazakhstan’s national telecommunications operator for the Republic of Kazakhstan, that gives Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project is approximately $55,000,000.

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

Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated labor costs incurred to date with management’s current estimate of total labor costs to be incurred at contract completion. Revenue is recognized based on applying the percentage against the total contract amount. At September 30, 2006, a significant amount of equipment was purchased and shipped to the contract site. The uninstalled portion of the equipment was excluded from the calculation of accumulated costs in measuring contract progress and recognizable contract revenue.

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

Total contract revenue recognized for the three months and nine months ended September 30, 2006 was $7,287,000 and $10,090,000, respectively. No contract revenue was recorded for the three months and six months ended September 30, 2005.

The following amounts relate to the aggregate of contracts in progress as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005

Costs incurred to date	$ 23,011,000	$ 8,196,000
Contract costs recognized in 2005	(2,296,000)	—
Contract costs recognized in 2006	(16,378,000)	(2,296,000)

Construction in progress	$ 4,337,000	$ 5,900,000

Amounts billed	$ 27,892,000	$ 3,528,000
Revenue recognized in 2005	(2,632,000)	(2,632,000)
Revenue recognized in 2006	(17,482,000)	—

Billings in excess of recognized income	$ 7,778,000	$ 896,000

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator: Net income (loss) from
continuing operations	$ (331,000)	$ 138,000	$ (928,000)	$ (76,000)

Numerator: Net income from discontinued
operations	$ 141,000	$ 102,000	$ 818,000	$ 423,000

Denominator:
Denominator for basic earnings per share
– weighted average shares	154,400,000	154,288,000	154,300,000	154,067,000
Effect of dilutive securities
Employee stock options (**)	—	—	—	100,000

Denominator for diluted earnings per
share – adjusted weighted average shares
and assumed conversion	154,400,000	154,288,000	154,300,000	154,167,000

Basic earnings (loss) per share, continuing
operations	$ (.002)	$ .001	$ (.006)	$ (.001)

Diluted earnings (loss) per share,
continuing operations	$ (.002)	$ .001	$ (.006)	$ (.001))

Basic earnings per share, discontinued
operations	$ .001	$ .001	$ .005	$ .003

Diluted earnings per share, discontinued
operations	$ .001	$ .001	$ .005	$ .003

** There are no dilutive shares for the three months and six months ended September 30, 2006, since the Company had net loses for those periods.

Note 4.    Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

	September 30, 2006	December 31, 2005

Raw materials	$ 909,000	$ 954,000
Work in progress	141,000	129,000
Finished goods	480,000	416,000

	1,530,000	1,499,000
Inventory reserve	(695,000)	(580,000)

Net inventory	$ 835,000	$ 919,000

Note 5.    Revolving Bank Loan Agreements

The Company entered into a financing agreement (the “WFBC Facility”) with Wells Fargo Business Credit, Inc. (“WFBC”), on December 9, 2003. The financing agreement was for a term of one year and was renewable for additional one-year terms. The WFBC Facility provided for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional ..055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility were subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility were collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility were made at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfied all necessary conditions and restrictions. WFBC was under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility. This financing agreement was terminated on May 10, 2005.

On May 10, 2005 the Company entered into a new $1.5 million revolving line-of-credit agreement (the “Credit Facility”) with Citywide Banks. The new Credit Facility has an annual maturity, is currently due May 10, 2007, with interest at 1.75% over prime (10% at September 30, 2006), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly owned subsidiary, Starworks, but excluding Winncom Technologies Corp. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of September 30, 2006 and December 31, 2005, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at September 30, 2006 and December 31, 2005 was $1,186,000 and $554,000, respectively.

Note 6.    Equity Transactions

During the three months and nine months ended September 30, 2006, the Company recorded the issuance of 29,629 and 59,258 shares of common stock, respectively, to a director for outstanding obligations for accrued directors’ fees in the amount of $4,000 and $8,000, respectively.

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

Note 7.   Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on the Company’s results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements.” FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of FASB No. 157, the Company does not believe the impact will be material to its results of operations.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB No. 87, 88, 106 and 132(R).” FASB No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB No. 158 is effective as of the fiscal year ending after December 15, 2006. The Company does not believe the impact of FASB No. 158 will be material to its results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fourth fiscal quarter of 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

Note 8.   Industry Segment Information

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

The Company has two reportable segments that are separate business units that offer different products as follows: antenna manufacturing and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. Due to the pending sale of Winncom at September 30, 2006, which is the Distribution segment, distribution is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements.

Financial information regarding the Company’s two continuing operating segments for the three months ended September 30, 2006 and 2005 are as follows:

		Manufacturing	Cable	Corporate	Total

Net Sales	2006	$ 1,883,000	$ 95,000	$ (141,000)	$ 1,837,000
	2005	1,979,000	130,000	(68,000)	2,041,000

Net earnings (Loss) from continuing	2006	(44,000)	(13,000)	(274,000)	(331,000)
operations	2005	400,000	(7,000)	(255,000)	138,000

Earnings (Loss) from continuing	2006	(93,000)	(13,000)	(274,000)	(380,000)
operations before income taxes	2005	421,000	(7,000)	(255,000)	159,000

Identifiable Assets	2006	3,990,000	142,000	(837,000)	3,295,000
	2005	3,411,000	214,000	(956,000)	2,669,000

Financial information regarding the Company’s two continuing operating segments for the nine months ended September 30, 2006 and 2005 are as follows:

		Manufacturing	Cable	Corporate	Total

Net Sales	2006	$ 5,110,000	$ 434,000	$ (334,000)	$ 5,210,000
	2005	4,779,000	291,000	(252,000)	4,818,000

Net earnings (Loss) from continuing	2006	(137,000)	—	(791,000)	(928,000)
operations	2005	656,000	(24,000)	(708,000)	(76,000)

Earnings (Loss) from continuing	2006	(364,000)	—	(791,000)	(1,115,000)
operations before income taxes	2005	676,000	(24,000)	(708,000)	(56,000)

Identifiable Assets	2006	3,990,000	142,000	(837,000)	3,295,000
	2005	3,411,000	214,000	(956,000)	2,669,000

Corporate represents the operations of the parent Company, including segment eliminations.

Note 9.    Subsequent Event

As noted in Note 2, the closing of the sale of Winncom Technologies Corp. was completed on November 1, 2006

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Continuing Operations for the Three Months Ended September 30, 2006 and 2005

Total revenues were $1.84 million and $2.04 million for the three months period ended September 30, 2006 and September 30, 2005, respectively. The decrease in revenues during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is primarily attributable to 1) a decrease of approximately $164,000 in revenues from one customer for one product line from our Wireless Communications Solutions Division; and 2) a decrease of $40,000 in revenues from our subsidiary, Starworks.

Gross profit margins were 26% and 42% for the three months ended September 30, 2006 and September 30, 2005, respectively. The decrease in gross margin is primarily the result of 1) lower margins at the Wireless Communications Solutions Division due to significant increases in component costs including aluminum, copper and plastic as well as additional labor costs associated with the introduction and manufacturing of several new products and product lines. The Company has taken steps in the third quarter of 2006 to improve its gross margin by shifting production of certain product lines to China through our new subsidiary, ARC Wireless Hong Kong Limited.

Selling, general and administrative expenses (SG&A) increased by $133,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Approximately $41,000 of the increase was due to increased salaries and wages and $80,000 was due to increased costs (salaries and rent) associated with the organization of ARC Wireless Hong Kong Limited. Other increases in SG&A costs are audit fees, directors’ fees and outside engineering services. SG&A as a percent of total revenues increased from 33% for the three months ended September 30, 2005 to 44% for the three months ended September 30, 2006. Salaries and wages, including commissions, remain the largest component of SG&A, constituting 55% and 66% of the total SG&A for the three months ended September 30, 2006 and September 30, 2005, respectively.

Net interest expense was $36,000 for the three months ended September 30, 2006 compared to $27,000 for the three months ended September 30, 2005 primarily due to an increase in the average balance outstanding on the line of credit and capital lease obligations and an increase in the prime interest rate from 6.25% for the three months ended September 30, 2005 to 8.25% for the three months ended September 30, 2006.

The Company had a net loss from continuing operations of $331,000 for the three months ended September 30, 2006 as compared to net income from continuing operations of $138,000 for the three months ended September 30, 2005. The decrease in net income is due to (i) revenues decreasing by $204,000 from 2005 to 2006 (ii) a decrease in gross margin from 42% in 2005 to 26% in 2006, and (iii) an increase in SG&A expenses of $133,000. In addition, in 2006, the benefit for income taxes of $49,000 was due to an increase in deferred income tax assets.

Results of Discontinued Operations for the Three Months Ended September 30, 2006 and September 30, 2005 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Winncom had a 63% increase in revenues comparing the three months ended September 30, 2006 to the three months ended September 30, 2005. The increase of nearly $6.6 million is the result of a decrease in its distribution business revenues of approximately $800,000 offset by a $7.4 million increase in its long term contract revenue associated with the Kazakhstan project for which there was no corresponding revenue for the same period in 2005. The margin recognized on the long term construction contract was approximately 6% for the three months ended September 30, 2006. Because the gross margin on the long term contract is lower then the gross margin for normal distribution revenues, the increase in gross margin was only 29% even though revenues increased 63% comparing 2006 to 2005.

Operating expenses increased $355,000 or 35% comparing the three months ended September 30, 2006 to the same period in 2005 due to a $220,000 increase in bad debt expense and the remainder due to an increase in salaries and wages. Operating expenses as a percentage of revenue decreased from 9.6% for the three months ended September 30, 2005 to 8% for the three months ended September 30, 2006.

Interest expense increased from $25,000 for the three months ended September 30, 2005 to $32,000 for the three months ended September 30, 2006. Although the average balance outstanding on revolving lines of credit and other bank debt decreased in 2006 compared to 2005, the prime interest rate increased from 6.25% to 8.25% during the period September 30, 2005 to September 30, 2006 and the interest rate on the foreign bank debt was 13% for the three months ended September 30, 2006, while no such debt existed for the three months ended September 30, 2005.

Other income primarily consists of purchase discounts which were less in 2006 than in 2005 due to a cutback in vendor discounts by one of Winncom’s largest vendors.

The benefit for income taxes for the three months ended September 30, 2006 compared to September 30, 2005 is primarily the result of the apportionment of corporate overhead to discontinued operations resulting in lower taxes than previously recorded. The provision for income taxes from discontinued operations in 2005 includes the apportionment of net operating losses from continuing operations.

The increase in the net income from discontinued operations from $102,000 for the three months ended September 30, 2005 to $141,000 for the three months ended September 30, 2006 is primarily due to the increase in revenues and in particular, the increase in the contract revenue.

Results of Continuing Operations for the Nine Months Ended September 30, 2006 and September 30, 2005

Total revenues were $5.2 million and $4.8 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in revenues during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is attributable to 1) an increase in revenues from our Wireless Communications Solutions Division from $4.7 million for the nine months ended September 30, 2005 to $5 million for the nine months ended September 30, 2006; and 2) an increase in revenues from our subsidiary, Starworks, from $291,000 for the nine months ended September 30, 2005 to $434,000 for the nine months ended September 30, 2006. Revenues from the Wireless Communication Solutions Division in the first and second quarter of 2005 were reduced primarily as a result of management’s decision to withhold shipments and minimize the Company’s risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer had a recapitalization of its company and shipments were reinstated in the third quarter of 2005.

Gross profit margin was 25% and 41% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in gross margin for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily the result of 1) lower margins at the Wireless Communications Solutions Division due to significant increases in component costs including aluminum, copper and plastic as well as additional labor costs associated with the introduction and manufacturing of several new products and product lines to a change in product mix, competitive pricing pressures and the costs associated with the introduction and manufacturing of several new products. The Company took steps in the third quarter of 2006 to improve its gross margin by shifting production of certain product lines to China through our new subsidiary, ARC Wireless Hong Kong Limited.

Selling, general and administrative expenses (SG&A) increased by $343,000 for the nine months ended September 30, 2006 compared to September 30, 2005. Approximately $94,000 of the increase is due to increases in salaries and wages, and the remaining increase is due to costs associated with the organization of ARC Wireless Hong Kong Limited, as well as increases in audit fees, directors fees and outside engineering services. SG&A as a percent of total revenues increased from 42% for the nine months ended September 30, 2005 to 45% for the nine months ended September 30, 2006. Salaries and wages, including commissions, remain the largest component of SG&A constituting 57% and 60% of the total SG&A for the nine months ended September 30, 2006 and 2005, respectively.

Net interest expense was $96,000 for the nine months ended September 30, 2006 compared to $99,000 for the nine months ended September 30, 2005. While the average balance outstanding on all lines of credit and capital lease obligations was $1 million for the nine months ended September 30, 2006 compared to $500,000 for the nine months ended September 30, 2005, the interest rate that we were charged in 2006 was nearly half of the interest rate charged for the factoring of trade accounts receivable in 2005, which terminated in May 2005 when we established a new revolving bank line of credit.

Other income for the nine months ended September 30, 2005 included a gain on sale of assets of $61,000. There were no gains in 2006.

The Company had a net loss from continuing operations of $928,000 for the nine months ended September 30, 2006 as compared to a net loss from continuing operations of $76,000 for the nine months ended September 30, 2005. While overall revenues increased by approximately $400,000 from 2005 to 2006, there was a decrease in gross margin from 41% in 2005 to 25% in 2006, an increase in SG&A expenses of $343,000 and a $60,000 decrease in other income. In addition, in 2006, the benefit for income taxes of $227,000 was due to an increase in deferred income tax assets.

Results of Discontinued Operations for the Nine Months Ended September 30, 2006 and September 30, 2005 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Winncom had a 81% increase in revenues comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005. The increase of nearly $19.3 million is the result of an 8% increase in its distribution business at its historical gross margin of approximately 13% and a $17.5 million increase in its long term contract revenue associated with the Kazakhstan project for which there was no corresponding revenue for the same period in 2005. The margin recognized on the long term construction contract was approximately 7% for the nine months ended September 30, 2006. Because the gross margin on the long term contract is lower then the gross margin for normal distribution revenues, the increase in gross margin was 35%, even though revenues increased 81% from 2005 to 2006.

Operating expenses increased $559,000, or 20% comparing 2006 to 2005, with an increase of $297,000 in bad debt expense and the remainder attributable to increases in salaries and wages. Operating expenses as a percentage of revenue substantially decreased from 12% for the nine months ended September 30, 2005 to 8% for the nine months ended September 30, 2006.

Interest expense increased slightly from $94,000 for the nine months ended September 30, 2005 to $97,000 for the nine months ended September 30, 2006. Although the average balance outstanding on revolving lines of credit and other bank debt decreased from 2005 to 2006, the prime interest rate increased from 6.25% to 8.25%. The interest on the foreign bank debt was 13% for the nine months ended September 30, 2006, and no such debt existed for the nine months ended September 30, 2005.

Other income primarily consists of purchase discounts which were less in 2006 than in 2005 due to a cutback in vendor discounts by one of Winncom’s largest vendors.

The increase in the provision for income taxes for the nine months ended September 30, 2006 compared to September 30, 2005 is primarily the result of an increase in net income before taxes. The provision for income taxes in 2005 includes an apportionment of net operating losses from continuing operations for which there was none in 2006.

The increase in the net income from discontinued operations from $423,000 for the nine months ended September 30, 2005 to $818,000 for the nine months ended September 30, 2006 is primarily due to the increase in revenues and in particular, the increase in the contract revenue.

Financial Condition

The net cash used in operating activities from continuing operations was $549,000 for the nine months ended September 30, 2006 compared to $65,000 for the nine months ended September 30, 2005. The net cash used in operating activities from continuing operations in 2006 was primarily due to the net loss incurred for the nine months ended September 30, 2006. The net cash used in continuing operations during 2005 was primarily due to a decrease in trade accounts receivables and inventory offset by decreases in trade accounts payable and other accrued expenses. In addition, in determining net cash from continuing operations, the net loss in each of 2006 and 2005 is partially offset by noncash deductions of depreciation and the expense associated with the issuance of common stock and common stock options. Net cash provided by discontinued operations is the result of (i) net income from discontinued operations and (ii) an increase in deferred contract revenue.

The net cash used in investing activities from continuing operations was $86,000 for the nine months ended September 30, 2006 compared to $78,000 for the nine months ended September 30, 2005, primarily the result of expenditures for patents and equipment. The net cash used in investing activities from discontinued operations was $58,000 for the nine months ended September 30, 2006 compared to $26,000 for the nine months ended September 30, 2005, primarily the result of expenditures for equipment.

For the nine months ended September 30, 2006, the Company was able to draw upon its line of credit by nearly $632,000, resulting in the net cash provided by financing activities from continuing operations. For the nine months ended September 30, 2005 the Company was able to draw upon its line of credit by nearly $200,000, resulting in the net cash provided by financing activities from continuing operations. The draws on the lines of credit in 2006 and 2005 helped fund operating losses from continuing operations. Net income from discontinued operations help reduce bank lines of credit of the discontinued operations.

The Company’s working capital at September 30, 2006, excluding net assets and liabilities from discontinued operations, was $318,000 compared to $1.2 million at December 31, 2005. The decrease as of September 30, 2006 is primarily due to the net loss from continuing operations.

The Company entered into a financing agreement (the “WFBC Facility”) with Wells Fargo Business Credit, Inc. (“WFBC”), on December 9, 2003. The financing agreement was for a term of one year and was renewable for additional one-year terms. The WFBC Facility provided for the sale of accounts receivable by the Company to WFBC at a 1% discount for the first 15 days and an additional ..055 of 1% per day until the account receivable is paid in full. Sales of accounts receivable and advances under the WFBC Facility were subject to conditions and restrictions, including, without limitation, accounts receivable eligibility restrictions, verification, and approval. Obligations under the WFBC Facility were collateralized by substantially all of the assets of the Company. Advances under the WFBC Facility were made at the sole discretion of WFBC, even if the accounts receivable offered by ARC for sale to WFBC satisfied all necessary conditions and restrictions. WFBC was under no obligation to purchase accounts receivable from the Company or to advance any funds or credit to the Company under the WFBC Facility. This financing agreement was terminated on May 10, 2005.

On May 10, 2005, the Company entered into a new $1.5 million revolving line-of-credit agreement (the “Credit Facility”) with Citywide Banks. The new Credit Facility has an annual maturity, that is currently due May 10, 2007, with interest at 1.75% over prime (10% at September 30, 2006), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly owned subsidiary, Starworks, but excluding Winncom. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of September 30, 2006 and December 31, 2005, we were in compliance with these covenants. The balance outstanding on the revolving line of credit was $1,186,000 at September 30, 2006 and at December 31, 2005 it was $554,000.

Effective October 31, 2006 the Company completed the sale of Winncom.. In connection with the sale, we received $17,000,000 in cash on November 1, 2006. Management believes that the proceeds from the sale of Winncom, current working capital and available borrowings on existing bank lines of credit will be sufficient to allow the Company to maintain its operations through December 31, 2006 and into the foreseeable future.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, “Risk Factors” on our Form 10-K for the year ended December 31, 2005. There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K. The words “believe”, “may”, “will”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to ARC Wireless, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the Risk Factors set forth in our Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through variable interest rates related to our notes payable to the banks, each of which has a variable interest rate equal to the existing bank prime rate (8.25% as of September 30, 2006) plus 1.75%. The prime interest rate increased from 7% to 8.25% between December 31, 2005 and September 30, 2006. An increase in the bank’s prime interest rates on the various notes payable by 1% would increase our yearly interest expense by approximately $10,000, assuming borrowed amounts remain outstanding at the average balance for the nine months ended September 30, 2006. Management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Item 4.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 1A.    Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, “Risk Factors” of our Form 10-K for the fiscal year ending December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, the Company recorded the issuance of 3,332 shares of common stock to directors for accrued directors’ fees in the amount of $500. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

In each of May and July 2006, the Company recorded the issuance of 29,629 shares of common stock to a director, resulting in total issuances of 59,258 shares for outstanding obligations for accrued directors’ fees in the aggregate amount of $8,000. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 4.    Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on October 31, 2006 and 143,629,267 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

(1)	For election of the following nominees as directors:

Name	Number of Shares For	Withheld

Sigmund A. Balaban	142,875,820	753,447
Donald A. Huebner	142,149,783	1,479,484
Randall P. Marx	140,662,759	2,966,508
Robert E. Wade	142,865,270	763,997

(2)	Proposal to approve of the sale of the Company’s subsidiary Winncom technologies Corp.

Number of Shares:
87,461,024 (For) 8,508,413 (Against) 253,685 (Abstain) 47,406,145(Not Voting)

(3)	Proposal to ratify the selection of HEIN + Associates, LLP as the Company’s independent registered public accounting firm.

143,179,604(For) 175,803(Against) 273,860(Abstain) 0(Not Voting)

(4)

Proposed recommendation by the Board Of Directors to authorize the Board Of Directors to determine whether to effect a reverse stock split of our outstanding Common Stock at the time and at the ratio between 1 for 20 and 1 for 50 that the Board of Directors deems appropriate.

Number of Shares:
128,456,336 (For) 15,102,640 (Against) 70,291 (Abstain) 0(Not Voting)

(5)	In their discretion, the Proxies as authorized to vote upon such as other business as may properly come before the meeting.

Number of Shares:
134,463,140 (For) 7,733,392 (Against) 1,432,735 (Abstain) 0(Not Voting)

Item 6. Exhibits

Exhibit No.       Description

3.1a

Articles of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the “Company”), are incorporated herein by reference from the Company’s Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).

3.1b

Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company’s Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).

3.1c

Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company’s Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).

Exhibit No.       Description

3.1d	Amended and Restated Articles of Incorporation dated October 11, 2000 (1).

3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2).

10.1	Stock Purchase Agreement, dated July 28, 2006, between ARC Wireless Solutions, Inc. and Blucoral Limited (3).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.

(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K on July 28, 2006.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 13, 2006

ARC WIRELESS SOLUTIONS, INC.

By: /s/ Randall P. Marx Randall P. MarxChief Executive Officer

Date:   November 13, 2006

By: /s/ Monty R. Lamirato Monty R. Lamirato Chief Financial Officer

EXHIBIT INDEX

Exhibit No.       Description

3.1a

Articles of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the “Company”), are incorporated herein by reference from the Company’s Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).

3.1b

Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company’s Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).

3.1c

Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company’s Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).

3.1d	Amended and Restated Articles of Incorporation dated October 11, 2000 (1).

3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2).

10.1	Stock Purchase Agreement, dated July 28, 2006, between ARC Wireless Solutions, Inc. and Blucoral Limited (3).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.

(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K on July 28, 2006.

EXHIBIT 31.1

CERTIFICATIONS

I, Randall P. Marx, certify that:

1.	I have reviewed this Form 10-Q of ARC Wireless Solutions, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:      November 13, 2006

/s/ Randall P. Marx Randall P. Marx, Chief Executive Officer

EXHIBIT  31.2

CERTIFICATIONS

I, Monty R. Lamirato, certify that:

1.	I have reviewed this Form 10-Q of ARC Wireless Solutions, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:     November 13, 2006

/s/ Monty R. Lamirato Monty R. Lamirato, Chief Financial Officer

EXHIBIT  32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q (the “Report”) of ARC Wireless Solutions, Inc. (the “Company”) for the quarter ended September 30, 2006, each of the undersigned Randall P. Marx, the Chief Executive Officer of the Company, and Monty R. Lamirato, the Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigneds’knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2006

/s/ Randall P. Marx Randall P. Marx Chief Executive Officer

Dated:      November 13, 2006

/s/ Monty R. Lamirato Monty R. Lamirato Chief Financial Officer