Form 10-K
period 2006-12-31
ARC WIRELESS SOLUTIONS INC
filed 2007-04-02
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10 - K

                          ----------------------------

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.



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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]     No [X]

As of June 30, 2006, the Registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,925,694. This calculation is based upon the average of the bid and ask price of $7.00 (adjusted for the subsequent 1-for-50 reverse stock split) of the stock on June 30, 2006 as reported by OTC Bulletin Board. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.


The number of shares of the registrant's $.0005 par value common stock outstanding as of February 28, 2007 was 3,087,988.

================================================================================


                                   ARC Wireless Solutions, Inc.
                          Form 10-K for the Year Ended December 31, 2006

                                         Table of Contents

                                                                                               Page No.
                                              PART I

Item 1.    Business...........................................................................     4
Item 1a.   Risk Factors.......................................................................    13
Item 1b.   Unresolved Staff Comments..........................................................    15
Item 2.    Properties.........................................................................    15
Item 3.    Legal Proceedings..................................................................    15
Item 4.    Submission of Matters to a Vote of Security Holders................................    16

                                              PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities ....................................................    16
Item 6.    Selected Consolidated Financial Data...............................................    19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operation..........................................................................    20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................    28
Item 8.    Financial Statements and Supplementary Data........................................    28
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................................    28
Item 9A.   Controls and Procedures............................................................    28
Item 9B.   Other Information..................................................................    28

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant.................................    29
Item 11.   Executive Compensation.............................................................    32
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters................................................................    41
Item 13.   Certain Relationships and Related Transactions.....................................    43
Item 14.   Principal Accountant Fees and Services.............................................    43

                                              Part IV

Item 15.   Exhibits, Financial Statement Schedules............................................    44

Signatures ...................................................................................    46


                                                 3

                                     PART I

Item 1. Business
----------------

                                    Overview
                                    --------

Our Company
-----------

ARC Wireless Solutions, Inc. (referred to as "ARC Wireless," the "Company," "we," "us" and "our") is a provider of high quality, timely, cost effective wireless network component and wireless network solutions. Our Wireless Communications Solutions Division designs, develops, manufactures, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and flat panel antennas. Winncom Technologies Corp, our prior wholly-owned subsidiary ("Wincomm"), which was sold effective October 31, 2006, specialized in marketing, distribution and service of wireless component and network solutions in support of both voice and data applications, both domestically and internationally. Starworks Wireless Inc., our wholly-owned subsidiary ("Starworks"), specializes in the design, marketing and distribution of cable in the United States, primarily through original equipment manufacturing (OEMs) and third-party distributors, retailers and the Internet.

Principal Products
------------------

     Principal products of our Wireless Communications Solutions Division include the following:

     Cellular Base Station Antennas
     ------------------------------

     Included in the acquisition of certain commercial assets from Ball Aerospace & Technology Corp. ("BATC") in 2001 was the right to use BATC's technology in the manufacturing of the line of base station antennas, which consists of various models used in several frequency bands for cellular systems. These cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas have been deployed in some of the Cingular, Telefonica and Qwest mobile phone carrier networks as well as other carrier networks across the United States and Latin America. We not only supply our base station antenna products directly to the carriers, but through other channels, such as OEMSs and distributors. Our base station antenna products have been supplied to Alcatel, Bechtel, General Dynamics, Tessco, Domital and Sprint North Supply. New base station antennas are being designed for fixed wireless high speed voice and data systems.

     Portable Antennas
     -----------------

     Our portable antennas are unique yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio, cellular phone or can be installed either directly in or on a computer or other device. We market two primary portable antenna designs, the Freedom Antenna(R) and the "F" antenna. The Freedom Antenna(R) a unique broadband, patented antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The "F" Antenna is designed mainly to work with laptop computers and metering devices in the 800 MHz to 900 MHz frequency range. The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.

     Conformal Antennas
     ------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal conformal antenna. This product, introduced in 1989 and originally only for conventional automobile cellular phones, has been expanded as an alternative to many conventional wire type antennas and has been expanded to be used for numerous mobile applications, including domestic and international cellular and law enforcement frequencies, passive repeaters, vehicle tracking and GPS. The antenna is approximately 3 1/2"x 3 1/2"x 1/10"and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle. Several derivative products of this antenna design have been developed for OEMs and other special applications.

     Global Positioning System (GPS) Antennas
     ----------------------------------------

     We have developed proprietary, flat GPS antenna systems that integrate with a GPS receiver. GPS receivers communicate with a constellation of globe-orbiting satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military, civilian and commercial boats, planes, for surveying, recreational hikers, and more recently in vehicle tracking and asset management. Accurate to within several feet, there are several types of GPS systems, some of which are the size of a cellular phone and are very easy to use. We are currently marketing our GPS antenna products on an OEM basis for the purposes of fleet management, asset management and vehicle tracking systems.

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

     Flat Panel Antennas
     -------------------

     Our flat panel antennas are flat antennas that are used for Wi-Fi(R) and WiMAX(TM) and related technologies. The antenna design typically incorporates a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities. We added several new designs including 3.5GHz and 5.8GHz flat panel antennas in 2004.

     Other Antennas
     --------------

     We are pursuing many new business opportunities for our antennas by continuing to broaden and adapt existing technologies. We have designed and currently manufacture antennas varying in frequencies up to 6GHz. These antennas use our newly developed antenna designs to provide inconspicuous installation. In most cases our antennas are designed to be manufactured using our proprietary design footprints. This allows us to better utilize our engineering, technical and production staff, as well as existing tools, dies and radomes for more than one product.

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

Principal products of our former Winncom subsidiary include the following:

     Unlicensed Wireless Products
     ----------------------------

     Unlicensed wireless products use frequencies that require a license to manufacture but not a license to use. Winncom's primary products are the Wi-Fi(R), WiMAX(TM), and other license free products operating in the 2.4GHz to 5.8GHz and 60GHz frequency ranges for most license free standards. Any business or consumer may use these products as long as they do not interfere with other users. Winncom marketed products manufactured by Alvarion, Axxcelera, Bridgewave, Cisco, Proxim("Terabeam"), Motorola, Nomadix, Orthogon Systems, Colubris and BellAir, all of which are leaders in the unlicensed communications hardware market. These products are used in high-speed (up to 1Gb) point-to-point and point-to-multi-point wireless networking applications, including, among others, internet access, hot spots, local and wide area networks (LAN/WAN), Voice Over IP (VoIP), telco applications and industrial process automation and data acquisition.

     Licensed Wireless Products
     --------------------------

     Licensed wireless products require a Federal Communication Commission ("FCC") license to operate on a specific frequency in a geographic area. Winncom distributed point-to-point microwave products including Alvarion, Avante (Witcom) and Sagem. These microwave products are used as a backbone to connect Service Providers cell sites or enterprise multiple locations for data and voice applications.

     Voice Over Internet Protocol (VoIP)
     -----------------------------------

     VoIP allows voice communications to be placed over standard Internet networks. This VoIP is critical for emerging Wireless Internet Service Providers so they can offer complete voice and data service to generate revenue to compete with DSL and Cable Modem service. Winncom distributed Avaya, Cisco, Lucent, Multitech, Polycom and Sagem VoIP products and Broadvox VoIP solutions for enterprise and residential markets. VoIP products combined with wireless environment delivers complete communication solutions for users of mobile devices such as PDAs, WEB PADs and Tablet PCs.

     Antennas
     --------

     Winncom sold both customer premise equipment (CPE) and base station antenna solutions as well as a full range of antennas for point-to-point and point-to-multi-point applications. Winncom offered directional panel antennas, as well as a variety of sectorized and omni-directional, amplified CPE antennas and ethernet CPE antennas for wireless Internet access and various data and voice applications.

     Accessories
     -----------

     Winncom was a full service value-added distributor, specializing in the design and development of a host of accessory products. These products included the amplifiers, 2.4GHz-5.8GHz, and 2.4GHz-5.8GHz frequency converters, filters, power supplies, power cords, and environmental enclosures necessary for the installation and optimum performance of a wireless network. The 2.4GHz to 5.8GHz frequency converter, designed by Winncom engineers, enhanced the deployment of the readily available low-cost 2.4GHz wireless WAN/ LAN equipment sold by Winncom. The main applications for this new solution included wireless Internet access, campus wireless LANs and wireless spectrum WANs. The frequency converter provided additional transmission channels in the unlicensed spectrum resulting in a considerable increase in bandwidth capacity. It also promoted usage of the 5.8GHz spectrum to supplement network performance where the 2.4GHz spectrum is saturated. The product was sold both domestically and internationally.

     Network Infrastructure Product
     ------------------------------

     Winncom offered a complete line of high-performance voice and data infrastructure and security products by AVAYA Communication, Cisco, Comet, Lucent Technologies, Multitech, Polycom and Sagem. The virtual private network systems (VPN) enable organizations of all sizes, from small businesses to large enterprises and managed data service providers, to securely connect remote users, branch offices, business partners, and customers, taking full advantage of the cost savings and productivity enhancing benefits of virtual private networks. The voice and data products are designed for the new generation of network (NGN) architectures that cost-effectively integrate voice, video, and data on a single infrastructure, while providing reliability, ubiquity, and security to meet the challenges and dynamic requirements of the enterprise business environment from converged networks to e-business solutions.

     Other Products
     --------------

     Winncom offered a wide range of copper, coaxial and fiber cables and cable assembly products as well as lightning arrestors that are used in the installation, extension and protection of wireless end-to-end systems. Winncom also offered a variety of environmental enclosures for a broad range of wireless products for outdoor applications.

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

     Winncom was a value added distributor that supports distribution of products with internal sales, technical support, system design and feasibility studies, installation and training. Winncom's customer base comprised networking value added resellers ("VARs"), system integrators, ISPs, competitive local exchange carriers ("CLECs") and incumbent local exchange carriers ("ILECs"). Winncom promoted and supported the one-stop-source philosophy for wireless data networking products and services. Consistent with our one-stop-source approach, Winncom marketed and sold a number of its own products as well as private label products that fit into our marketing philosophy. We believe we have an advantage over the competition due to our knowledge of wireless networking, better product availability, in-house technical expertise and customer support and can turnkey the implementation of most wireless network projects or applications.

     Winncom continuously expanded its domestic and international marketing and advertising efforts through print media, trade shows and via the Internet. The main marketing focus was to expand the reseller base of customers, which were active in medical, healthcare, enterprise, government, education and industrial market segments. Winncom was also expanding its marketing efforts to sell service providers and OEM markets. Additionally, Winncom continually expanded its wireless certification training programs, including vendor-authorized certification for VARs. Winncom provided wireless awareness seminars for system integrators and consultant/design firms. We also had alliances with our vendors that include road-shows, authorization/certification programs, trade shows and advertising.

     Winncom's suppliers generally warranted the products they distribute and allowed returns of defective products, including those returned to us by our customers. Winncom did not independently warrant the products they distribute; however, they did warrant their services and the products that they build to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

     Winncom had written distribution agreements with many of its suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which they can distribute the products. The agreements were generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. A supplier who elects to terminate a distribution agreement generally will repurchase its products carried in the distributor's inventory.

     In October 2004, Winncom entered into a "Frame" Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom ("Kazakhtelecom"), Kazakhstan's national telecommunications operator for the Republic of Kazakhstan, that gave Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project was for a total of approximately $55,000,000.

     On May 9, 2005, the Export Import Bank of the United States ("Ex-Im Bank") Board of Directors approved the majority of the financing for a project awarded to Winncom for the development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. The Ex-Im Bank is the official export credit agency of the United States. Ex-Im Bank's mission is to assist in financing the export of U.S. goods and services to international markets. In August 2005, Societe Generale bank, New York, NY, committed to finance up to $11 million of the remaining amount necessary for the previously announced turnkey telecommunications project in Kazakhstan. Societe Generale New York, NY, would be the lender for the entire $55 million to JSC Kazakhtelecom, of which the Ex-Im Bank of New York had previously agreed to guarantee up to $48 million. The primary guarantor for repayment of the $55 million would be Kazkommertsbank, Kazakhstan's largest bank.

     In January 2006, the Ex-Im Bank guaranteed portion of financing totaling approximately $48 million was closed and JSC Kazakhtelecom committed to the balance of the $55 million tender to either pay directly to Winncom or through a loan from other lenders.

     Societe Generale loaned the money to Kazkommertsbank on behalf of the end user, JSC Kazakhtelecom. JSC Kazakhtelecom had approved the work program and timeline for part of the project, submitted by Winncom earlier, which was a prerequisite prior to the closing of the previously announced $2.3 million financing for Winncom to accelerate the installation of the fiber optic cable. Winncom completed the installation of the fiber optic cable in October, 2005.

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

Winncom offered a wide variety of high performance wireless system accessories including antennas, amplifiers, lightning arrestors, custom cable assemblies and environmental enclosures, as well as wireless access points, bridges, routers, client adapters, modems, T1/E1, and licensed microwave systems from leading manufacturers.

Starworks produces all cable jumpers and assemblies internally. External purchases include bulk cable, coaxial connectors, and packaging materials.

Research And Development
------------------------

Research and development ("R&D") costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2006, 2005 and 2004. We spent approximately $363,000 $315,000 and $250,000 on R&D in 2006, 2005 and 2004, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Financial Information About Industry Segments.
----------------------------------------------

The Company had three reportable segments that were separate business units that offered different products as follows: distribution of wireless communication products, antenna manufacturing and cable products. Effective October 31, 2006, the distribution business was sold and is reported as discontinued operations in the accompanying consolidated financial statements. Please see Notes 2 and 11 to our consolidated financial statements, included in this report.

Employees
---------

At December 31, 2006, we had 40 full time employees including 23 in manufacturing and distribution, 5 in sales and customer support, 4 in engineering and product development, and 8 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Patents
-------

We currently hold 14 U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief Scientist, is the inventor of record for a patent valid through the year 2007, for micro strip antennas and multiple radiator array antennas. Mr. Shoemaker also is the inventor of record for a patent for a serpentine planar broadband antenna that expires in 2011. In addition, Mr. Shoemaker and Mr. Randall P. Marx, our Chief Executive Officer, are inventors of record for a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of record for a patent, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of record for a patent for a conformal antenna for a satellite dish, which expires in 2013, as well as for a patent for conformal antenna assemblies, which expires in 2016. Mr. Shoemaker and Mr. Marx each have permanently assigned to us all rights to these patents.

The former president of our subsidiary Starworks, David E. McConnell, is the inventor of record for a patent for a coaxial cable connector, which will expire in 2017, all rights to which are owned by the Company as a result of the acquisition of Starworks on September 29, 2000.

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

We have also filed a utility patent application with Mr. Olson, the inventor, for technology that is for our Omni-Dualbase(TM) antenna. Mr. Olson has permanently assigned to us all patent and other rights in the products covered by this utility patent and patent application, and all other products that have been and will be developed while employed by us. This patent application has been granted and will expire in 2024.

We also have the exclusive commercial licensing rights to the following patents, which were included as part of the asset purchase agreement to acquire certain commercial assets from BATC in 2001: US6,121,929,US5,905,465, US6,239,751 and US6,414,636.

We currently have seven trademarks, ANTENNAS AMERICA(TM), AIRBASE(TM), DUALBASE(TM), UNIPAK(TM), FREEDOM ANTENNA(TM), EXSITE(TM), OMNIBASE(TM) and PARITY(TM) that are registered marks. We also have in use the following trademarks, which we anticipate will become registered: ARC VLPA and FREEDOM ANTENNA PLUS.

We seek to protect our proprietary products, information and technology through reliance on confidentiality provisions, and, when practical, the application of patent, trademark and copyright laws. We cannot assure that these applications will result in the issuance of patents, trademarks or copyrights of our products, information or technology.

History
-------

We were organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses. Our prior name was Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, we completed our initial public offering of 210,900 units at $2.00 per unit, resulting in net proceeds of approximately $363,000. (The number of units and price per unit have been adjusted to reflect the one-for fifty reverse split in February 2007 and the one-for-four reverse split in April 1989). Each unit consisted of one share of common stock, one Class A Warrant and one Class B Warrant. All the Class A and Class B Warrants expired without exercise and no longer exist. In February 2007, we effected a one-for-fifty reverse split so that each fifty outstanding shares of common stock prior to the reverse split became one share after the reverse split. In April 1989, we effected a one-for-four reverse split so that each four outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this Annual Report to the number of shares of our common stock have been adjusted for the effect of the 2007 one-for-fifty reverse split and the 1989 one-for-four reverse split.

On April 12, 1989, we merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988 and had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. Pursuant to the merger, Antennas America, Inc. was merged into us, all the issued and outstanding stock of Antennas America, Inc. was converted into 839,040 of our shares, and our name was changed to Antennas America, Inc. In October 2000, we changed our name to ARC Wireless Solutions, Inc. from Antennas America, Inc.

On May 24, 2000, we purchased, through our subsidiary, Winncom Technologies Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. The acquisition was accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward until the effective sale on October 31, 2006. We paid $12.7 million in aggregate consideration, consisting of $3.7 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable 180 days from the closing date and $6.0 million in shares of our restricted common stock (138,920 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction. Wincomm was sold effective October 31, 2006 (see Note 2 to the consolidated financial statements.

On September 29, 2000, we purchased, through our subsidiary, Starworks, the outstanding shares of Starworks Technology, Inc. (a/k/a The Kit Company). The acquisition was accounted for as a purchase. We paid $2.3 million in aggregate consideration in 2000, consisting of $0.8 million in cash and $1.5 million in shares of our restricted common stock (39,180 shares). As a result of a settlement agreement reached with the former shareholders of Starworks Technology, Inc. in December 2001, 29,189 shares of our common stock were returned to us and we received an option to purchase the remaining 10,000 shares of common stock at $7.50 per share, which we exercised in January 2002.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Risk Factors" section and elsewhere in this Annual Report. In addition, the words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Risk Factors.

Item 1a. Risk Factors.
----------------------

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Annual Report:

1. We have a history of prior losses and there is no assurance that our operations will be profitable in the future. From inception in September 1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001 and for the fiscal years ended December 31, 2003 and 2006, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997 and again for the fiscal years ended December 31, 2002, 2004 and 2005. Profits for some of these years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 14 of this Annual Report on Form 10-K.

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

6. Our success depends on the availability of efficient overseas labor and we cannot predict that we will always have access to this labor in the futuret. We are transitioning our production to China and are dependent on efficient workers for these functions. We cannot predict that our contract manufacturers in China will will continue to be available to us at a cost consistent with our budget.

7. The success of our business is highly dependent on key employees. We are highly dependent on the services of our executive management, including Randall P. Marx, our Chief Executive Officer. The loss of the services of any of our executive management could have a material adverse effect on us.

8. We may incur significant costs in complying with new governmental regulations that affect our industry, and this may require us to divert funds we use for the development of our business and product. We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the Federal Communications Commission ("FCC") because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

9. Historically, there has been an extremely limited public market for our shares and we cannot predict that recent trading volume will be sustained. Historically, there has been an extremely limited public market for our shares. We cannot predict that the recent trading volume will be sustained. The prices of our shares are highly volatile. Due to the relatively low price of the shares, many brokerage firms may not effect transactions and may not deal with low priced shares, as it may not be economical for them to do so. This could have an adverse effect on sustaining the market for our shares. Further, we believe it is improbable that any investor will be able to use our shares as collateral in a margin account. For the foreseeable future, trading in the shares, if any, will occur in the over-the-counter market and the shares will be quoted on the OTC Bulletin Board. On February 28, 2007, the low bid price for the common stock was $4.82, the high asked price was $4.98 and the closing sale price was $4.98. Because of the matters described above, a holder of our shares may be unable to sell shares when desired, if at all.

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

     o future periodic assessments required by current or new accounting standards resulting in additional charges; and

     o    Unstable conditions in China.

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

Item 1b. Unresolved Staff Comments
----------------------------------

None

Item 2. Properties
------------------

Our principal offices are located in Wheat Ridge, Colorado, where we lease approximately 50,000 square feet of office and warehouse space for our corporate office, engineering and limited manufacturing of antennas and foe use by each of our segments. This lease commenced on July 1, 2003 and expires on June 30, 2010.

Item 3. Legal Proceedings
-------------------------

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No litigation exists at December 31, 2006 or at the date of this report that management believes will have a material impact on the financial position or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Company held its annual meeting of shareholders on October 31, 2006 and 2,872,585 shares were represented at the meeting, after giving effect to the one-for-fifty reverse stock split in February 2007. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

(1)  For election of the following nominees as directors:

     Name                          Number of Shares For            Withheld
     ----                          --------------------            --------

     Sigmund A. Balaban                 2,857,516                   15,069
     Donald A. Huebner                  2,842,995                   29,589
     Randall P. Marx                    2,813,255                   59,330
     Robert E. Wade                     2,857,305                   15,279

(2) Proposal to approve of the sale of the Company's subsidiary Winncom Technologies Corp.

     Number of Shares:

     1,749,220 (For)  170,068 (Against)   5,073 (Abstain)   948,122 (Not Voting)

(3) Proposal to ratify the selection of HEIN + Associates, LLP as the Company's independent registered public accounting firm.

     Number of Shares:

     2,863,592 (For)    3,516 (Against)   5,447 (Abstain)         0 (Not Voting)

(4) Proposed recommendation by the Board Of Directors to authorize the Board Of Directors to determine whether to effect a reverse stock split of our outstanding Common Stock at the time and at the ratio between 1 for 20 and 1 for 50 that the Board of Directors deems appropriate.

     Number of Shares:

     2,569,126 (For)  302,052 (Against)   1,405 (Abstain)         0 (Not Voting)


                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
------------------------------------------------------------------------------

Our common stock was traded in the over-the-counter market, and prices for our shares are quoted on the OTC Bulletin Board under the trading symbol "ARCS" until February 12, 2007 when it began trading under the symbol "ARCW" effective with the 1 for 50 reverse stock split described below. Because trading in our shares is so limited, prices can be highly volatile.

On February 9, 2007, we announced a one-for-fifty reverse stock split of our issued and outstanding common stock to be effective as of February 12, 2007 (the "Effective Date"). Pursuant to the reverse stock split, each fifty shares of the Company's issued and outstanding common stock were reclassified and combined into one share of the Company's common stock as of the Effective Date. The number of shares of the Company's common stock authorized remained at 250 million shares, without any change in par value per common share, and the number of authorized shares of the Company's preferred stock remained at 2 million.

As of the Effective Date, the exercise or conversion price, as well as the number of shares issuable under each of the Company's outstanding stock option agreements, were proportionately adjusted to reflect the reverse stock split. In addition, the number of shares authorized for issuance under the Company's equity compensation plans were also proportionately reduced as of the Effective Date to reflect the reverse stock split.

The table below represents the range of high and low sales prices for our common stock during each of the quarters in the past two fiscal years as reported by the OTC Bulletin Board. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessary represent actual transactions. The prices have been adjusted for the 1-for-50 reverse stock split that was effective on February 12, 2007.


                                  Common Stock
                                  ------------

                                                Sales Price
                                                -----------
                Quarter Ended               High           Low
                -------------               ----           ---
                March 31, 2005             $9.50          $6.50
                June 30, 2005               8.00           5.00
                September 30, 2005          7.00           5.00
                December 31, 2005           6.50           4.50
                March 31, 2006              8.00           5.00
                June 30, 2006               9.00           6.00
                September 30, 2006          7.50           4.50
                December 31, 2006           6.50           5.00



On February 28, 2007, the closing sales price for our common stock was $4.98 and the approximate number of our shareholders of record was 419. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
---------------------------------------

During the year ended December 31, 2006, we recorded the issuance of 1,185 shares of common stock to directors for outstanding obligations for directors' fees in the amount of $8,000.

On February 21, 2006, the Company granted 2,500 options were granted to two outside directors with an exercise price of $6.50. The option have a two year terms and vest 20% for each meeting attended by the respective director.

The securities were issued pursuant to exemptions from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


Equity Compensation Plan Information.
-------------------------------------

Securities authorized for issuance under our equity compensation plans as of December 31, 2006 are as follows:

                                      Equity Compensation Plan Table

                                       Number of securities to       Weighted average         Number of securities
                                       be issued upon exercise       exercise price of      remaining available for
                                       of outstanding options,     outstanding options,         future issuance
                                         warrants and rights        warrants and rights
                                         -------------------        -------------------     -----------------------
                                                 (a)                        (b)                       (c)
Equity compensation plans approved
by security holders                            49,500                      $7.35                    125,333

Equity compensation plans not
approved by security holders                        0                          -                          -
                                         -------------------        -------------------     -----------------------
Total                                          49,500                      $7.35                    125,333
                                         -------------------        -------------------     -----------------------

Share Performance Graph
-----------------------

The following graph shows a comparison of our cumulative total shareholder return, the Nasdaq Global Market (U.S.), and a peer group (the "Peer Group") of four companies selected by us, whose primary business includes the manufacture and sale of antennas and distribution of wireless communication products. This graph assumes that $100 was invested on December 31, 2001 in our common stock and in the other indices and in each case, assumes reinvestment of all dividends. Note that historic stock price performance does not necessarily indicate future stock price performance.

                                GRAPHIC ON FILE











ITEM 6. Selected Consolidated Financial Data
--------------------------------------------

The following table sets forth selected consolidated financial data for each of the Company's last five fiscal years. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

                                      Selected Annual Consolidated Data

                                                     For the Years Ended December 31,
                                 -----------------------------------------------------------------------------
                                     2006             2005            2004             2003            2002
                                     ----             ----            ----             ----            ----

Revenues                          $6,470,000      $6,736,000       $6,449,000      $5,618,000      $ 7,497,000
Gross profit                       1,449,000       2,730,000        2,509,000       1,828,000        2,896,000
Income (loss) from continuing
  operations                      (1,606,000)        573,000         (320,000)       (729,000)         173,000
Income from discontinued
  operations                         864,000         719,000        1,008,000         444,000          134,000
Net income (loss)                  $(742,000)     $1,292,000        $ 688,000      $ (285,000)       $ 307,000
Earnings (loss) per share:
Basic and diluted continuing
  operations                           $(.52)           $.19            $(.11)          $(.24)            $.06
Earnings (loss) per share:
Basic and diluted discontinued
  operations                            $.28            $.23             $.33            $.15             $.04
Earnings (loss) per share:
Basic and diluted                      $(.24)           $.42             $.22           $(.09)            $.10

                                 -----------------------------------------------------------------------------
                                     2006             2005            2004             2003            2002
                                     ----             ----            ----             ----            ----
Cash and cash equivalents        $15,720,000        $ 64,000        $ 321,000       $ 227,000        $ 265,000
Working capital                   15,679,000      16,387,000        7,289,000       7,049,000        3,502,000
Total assets                      17,975,000      33,489,000       22,493,000      22,740,000       23,455,000
Total liabilities                  1,888,000      16,679,000        7,031,000       7,968,000        8,451,000
Stockholders' equity             $16,087,000     $16,810,000      $15,462,000     $14,772,000      $15,004,000



The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

                                                                          2006

                                               December 31    September 30      June 30        March 31
                                               -----------    ------------      -------        --------
Net sales                                      $1,260,000      $1,837,000    $ 1,824,000     $ 1,549,000
Gross profit                                      166,000         469,000        394,000         420,000
Income (loss) from continuing
operations                                       (722,000)       (331,000)      (274,000)       (279,000)
Income from discontinued operations
                                                   91,000        $141,000        324,000         308,000
Net income (loss)                              $ (631,000)     $ (190,000)      $ 50,000        $ 29,000
Earnings (loss) per share:
Basic and diluted continuing
operations                                          $(.23)          $(.11)         $(.09)          $(.09)
Earnings (loss) per share:
Basic and diluted discontinued
operations                                          $ .02            $.05          $ .11           $ .10
Net income (loss) per share                         $(.21)          $(.06)         $ .02           $ .01


                                                                          2005

                                               December 31    September 30       June 30       March 31
                                               -----------    ------------       -------       --------
Net sales                                      $1,918,000      $2,041,000     $1,691,000     $ 1,086,000
Gross profit                                      749,000         866,000        761,000         354,000
Income (loss) from continuing
operations                                        575,000         138,000         75,000        (215,000)
Income from discontinued operations
                                                  371,000         102,000        132,000         114,000
Net income (loss)                                $946,000       $ 240,000       $207,000       $(101,000)
Earnings (loss) per share:
Basic and diluted continuing
operations                                           $.19            $.04           $.03           $(.07)
Earnings (loss) per share:
Basic and diluted discontinued
operations                                           $.12            $.04           $.04           $ .04
Net income (loss) per share                          $.31            $.08           $.07           $(.03)


Item 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operations
-------------------------------------------------------------------------------

Financial Condition

At December 31, 2006, we had approximately $15.7 million in working capital, which is an increase over working capital at December 31, 2005 of $7.8 million.
The reason for the increase is the sale of Winncom on October 31, 2006, 2006 for $17 million in cash.

We had total assets of $18 million as of December 31, 2006 as compared with $33.5 million as of December 31, 2005. The decrease is due to sale of Winncom on October 31, 2006.

Liabilities decreased from $16.7 million at December 31, 2005 to $1.9 million at December 31, 2006 as a result of the sale of Winncom on October 31, 2006, whereby the buyer assumed all of Winncom's debt in connection with the sale.


Management believes that current working capital and renewed bank lines of credit, will be sufficient to allow the Company to maintain its operations through December 31, 2007 and into the foreseeable future.

Long Term Contract Of Winncom

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

On May 9, 2005, the Export Import Bank of the United States ("Ex-Im Bank") Board of Directors approved the majority of the financing for a project awarded to Winncom for the development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. The Ex-Im Bank is the official export credit agency of the United States. Ex-Im Bank's mission is to assist in financing the export of U.S. goods and services to international markets. In August 2005, Societe Generale bank, New York, NY, committed to finance up to $11 million of the remaining amount necessary for the previously announced turnkey telecommunications project in Kazakhstan. Societe Generale New
York, NY, would be the lender for the entire $55 million to JSC Kazakhtelecom, of which the Ex-Im Bank of New York had previously agreed to guarantee up to $48 million. The primary guarantor for repayment of the $55 million would be Kazkommertsbank, Kazakhstan's largest bank.

In January 2006, the Ex-Im Bank guaranteed portion of financing totaling approximately $48 million was closed and JSC Kazakhtelecom committed to the balance of the $55 million tender to either pay directly to Winncom or through a loan from other lenders.

Societe Generale was lending the money to Kazkommertsbank on behalf of the end user, JSC Kazakhtelecom. JSC Kazakhtelecom had approved the work program and timeline for part of the project, submitted by Winncom earlier, which was a prerequisite prior to the closing of the previously announced $2.3 million financing for Winncom to accelerate the installation of the fiber optic cable.
Winncom completed the installation of the fiber optic cable in October, 2005. As discussed above, we sold Winncom on October 31, 2006 and all income for Winncom received prior to the sale is described in income from discontinued operations.












Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements.

Contractual Obligations as of December 31, 2006.

                                                           Payments Due By Period
                                               ------------------------------------------------
                                               Less than 1                          More than 5
                                      Total        Year      1-3 Years   3-5 Years     Years
----------------------------------- ---------- ------------ ----------- ----------- -----------
Lines of credit                     $ 830,000    $ 830,000           -           -           -
----------------------------------- ---------- ------------ ----------- ----------- -----------
Long-term debt                              -            -           -           -           -
----------------------------------- ---------- ------------ ----------- ----------- -----------
Capital lease obligations (1)       $  64,000    $  39,000    $ 25,000           -           -
----------------------------------- ---------- ------------ ----------- ----------- -----------
Operating leases                    $ 939,000    $ 246,000    $530,000    $163,000           -
----------------------------------- ---------- ------------ ----------- ----------- -----------
Purchase obligations (2)            $ 776,000    $ 776,000           -           -           -
----------------------------------- ---------- ------------ ----------- ----------- -----------

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

Results of Continuing Operations for the Year Ended December 31, 2006 compared to the Year Ended December 31, 2005
------------------------------------------------------------------------------

Total revenues decreased 4% from $6.74 million for the year ended December 31, 2005 to $6.47 million for the year ended December 31, 2006. The $270,000 decrease in revenues during the year ended December 31, 2006, is primarily attributable to $350,000 decrease in revenues from the Wireless Communications Solutions Division offset by an $80,000 increase in revenue from Starworks (cable sales). Sales of the base station product line continued to decline from 2005 to 2006.

Gross profit margins were 22% and 41%, respectively for the years ended December 31, 2006 and 2005. The decrease in gross margin for the year ended December 31, 2006 was due to; 1) lower margins at the Wireless Communications Solutions Division due to (1) significant increases in component costs including aluminum, copper and plastic as well as additional labor costs associated with the introduction and manufacturing of several new products and product lines involving a change in product mix, (2) competitive pricing pressures; and (3) the costs associated with the introduction and manufacturing of several new products. The Company took steps in the third quarter of 2006 to improve its gross margin by shifting production of certain product lines to China through our new subsidiary, ARC Wireless Hong Kong Limited.

Selling, general and administrative expenses (SG&A) increased by $541,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. Approximately $25,000 of the increase is due to increases in salaries and wages, and the remaining increase is due to costs associated with the organization of ARC Wireless Hong Kong Limited ($77,000), as well as increases in audit fees ($60,000), legal fees ($95,000, incurred in connection with the sale of Winncom), investor relations ($60,000), directors fees ($30,000), SOX 404 compliance cost ($30,000), shareholder meeting ($60,000) and outside engineering services. SG&A as a percent of revenue increased from 38% for the year ended December 31, 2005 to 57% for the year ended December 31, 2006. Salaries and wages, while remaining fairly constant from 2005 to 2006, remains the largest component of SG&A, constituting 52% and 62% of the total for the year ended December 31, 2006 and 2005, respectively.

Net interest expense was $124,000 for the year ended December 31, 2006 compared to $123,000 for the year ended December 31, 2005. Even though the prime interest rate increased 2% in 2006, interest expense remained about the same as 2005. While the average monthly balance outstanding on the line of credit and capital leases was $600,000 in 2005 compared to $700,000 in 2006, the interest rate on borrowed funds in 2005 through accounts receivable factoring was nearly twice the rate paid on the line of credit financing, which terminated in May 2005 when we established a new revolving bank line of credit.

Other income (expense) in 2006 includes a loss on the disposition of Winncom of $187,000, for which there was no similar item in 2005 and interest income of $99,000 on the funds invested from the sale of Winncom on October 31, 2006, also for which there was no similar item in 2005.

We had an income tax benefit of $267,000 for the year ended December 31, 2006 compared to an income tax benefit of $475,000 for the year ended December 31, 2005. The income tax benefit in 2006 is comprised of three items, 1) utilization of net operating losses to offset prior years taxes paid resulting in a refund of $135,000; 2) an offset to Winncom's federal income tax liability, reported in discontinued operations, computed on a separate return basis through its date of disposition, October 31, 2006 and 3) a valuation allowance against deferred income taxes. The 2005 income tax benefit is comprised of net deferred tax assets. Management estimated that in the fourth quarter of 2005 that due to the likelihood of continued profitability the valuation allowance on its net deferred tax assets of approximately $490,000 was no longer considered necessary.

The Company had a net loss of $1,606,000 from continuing operations for the year ended December 31, 2006 as compared to net income from continuing operations of $573,000 for the year ended December 31, 2005. As discussed in the previous paragraphs, the gross margin declined by nearly 46% resulting in a gross margin loss of approximately $1.2 million, an increase in SG&A of $541,000 and a loss on the sale of Winncom of $187,000, all contributing to the net loss in 2006.

Results of Discontinued Operations for the Year Ended December 31, 2006 compared to the Year ended December 31, 2005
--------------------------------------------------------------------------------
(See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations) The results of operations of Winncom for 2006 are for ten months only as Winncom was sold on October 31, 2006.

Winncom had a 50% increase in revenues comparing the year ended December 31, 2005 to the year ended December 31, 2006. The increase of nearly $16.4 million is primarily the result of a $17.9 million increase in its long term contract revenue associated with the Kazakhstan project over 2005. The margin recognized on the long term construction contract was approximately 7% for the period ended December 31, 2006. Because the gross margin on the long term contract is lower then the gross margin for normal distribution revenues, the increase in gross margin was only 6%, even though revenues increased by 50% from 2005 to 2006.

SG&A expenses increased $122,000, or 3% comparing 2006 to 2005, due to an increase of $150,000 in inventory reserve and an increase of $225,000 in bad debt expense and the remainder attributable to increases in salaries and wages. Operating expenses as a percentage of revenue substantially decreased from 12% for 2005 to 8% for 2006 primarily because the long term contract, while it had very low margins, added little to the operating expenses.

Interest expense decreased from $161,000 in 2005 to $110,000 in 2006. The decrease in interest expense is the result of a decrease in the average balance outstanding on revolving lines of credit and other bank debt from 2005 to 2006 even though the prime interest rate increased from 6.25% in 2005 to 8.25% in 2006. The interest on the foreign bank debt was 13% for 2006, and no such debt existed for 2005.

Other income primarily consists of purchase discounts which were less in 2006 than in 2005 due to a cutback in vendor discounts by one of Winncom's largest vendors.

The increase in the provision for income taxes for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily the result of an increase in net income before taxes.

The increase in the net income from discontinued operations from $719,000 for the year ended December 31, 2005 to $864,000 for the year ended December 31, 2006 is primarily due to the increase in revenues and in particular, the increase in the contract revenue.

Results of Continuing Operations for the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
------------------------------------------------------------------------------

Total revenues increased 4% from $6.4 million for the year ended December 31, 2004 to $6.74 million for the year ended December 31, 2005. The $287,000 increase in revenues during the year ended December 31, 2005, is primarily attributable to an increase in revenues from the Wireless Communications Solutions Division from $6.4 million for the year ended December 31, 2004 to $6.6 million for the year ended December 31, 2005. The increase in revenues from the Wireless Communication Solutions Division in 2005 compared to 2004 occurred despite management's decision to withhold shipments and minimize the Company's risk to a significant customer whose credit privileges were suspended due to delinquent payments. The customer announced a recapitalization of its company and shipments commenced again in June of 2005.

Gross profit margins were 41% and 39% for the year ended December 31, 2005 and 2004, respectively. The increase in gross margin for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily the result of increased sales in certain product lines that have slightly higher margins than other product lines.

Selling, general and administrative expenses (SG&A) decreased by $168,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. Certain costs were incurred in 2004 that were not recurring in 2005, such as an employer matching contribution into the 401(K) plan and a stockholder meeting cost. In addition, legal fees were lower in 2005 than in 2004. SG&A as a percent of revenue decreased from 42% for the year ended December 31, 2004 to 38% for the year ended December 31, 2005 primarily due to a decrease in SG&A expenses and an increase in revenues in 2005. Salaries and wages, even though they remained fairly constant comparing 2005 and 2004, remain the largest component of SG&A, constituting 62% and 58% of the total for the year ended December 31, 2005 and 2004, respectively.

Net interest expense was $123,000 for the year ended December 31, 2005 compared to $114,000 for the year ended December 31, 2004. While the average balance outstanding on the line of credit and capital leases was 33% less comparing 2004 to 2005, the prime interest rate increased 40% from 5% at December 31, 2004 to 7% as of December 31, 2005.

We had an income tax benefit of $475,000 for the year ended December 31, 2005 compared to no income tax expense for the year ended December 31, 2004. The 2005 income tax benefit is comprised of two components, taxes currently payable offset by the restoration of net deferred tax assets of approximately $490,000. Management estimated that in the fourth quarter of 2005 that due to the likelihood of continued profitability the valuation allowance on its net deferred tax assets of approximately $490,000 was no longer considered necessary. In 2005, the Company used its remaining net operating loss carry-forwards of approximately $412,000 to offset some taxable income whereas in 2004 the Company used net operating loss carry-forwards to offset all taxable income.

The Company had income from continuing operations of $573,000 for the year ended December 31, 2005 as compared to a net loss from continuing operations of $320,000 for the year ended December 31, 2004. As discussed in the previous paragraphs, the Company had a slight increase in revenues from 2004 to 2005, a slight increase in gross margin % from 2004 to 2005, a decrease in SG&A from 2004 to 2005 and a net income tax benefit of $475,000 in 2005 all contributing to the increase in income in 2005 compared to the net loss in 2004.

Results of Discontinued Operations for the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
--------------------------------------------------------------------------------
(See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Winncom had an 11% increase in revenues comparing the year ended December 31, 2004 to the year ended December 31, 2005. The increase of nearly $3.7 million is primarily the result of a $2.6 million increase in its long term contract revenue associated with the Kazakhstan project for which there was none in 2004. Winncom's normal distribution revenues increased $1 million comparing 2005 to 2004.

Winncom's gross margin % decreased slightly from 15% in 2004 to 14% in 2005. Gross margin on the long term contract was slightly lower then the gross margin for normal distribution revenues.

SG&A expenses increased $423,000, or 12% comparing 2005 to 2004, although SG&A expenses as a percentage of revenue remained constant at 12% for 2005 and 2004. Most of the SG&A increases in 2005 were associated with international marketing costs.

Interest expense decreased from $186,000 in 2004 to $161,000 in 2005. The decease in interest expense is the result of a decrease in the average balance outstanding on revolving lines of credit and other bank debt from 2004 to 2005 even though the prime interest rate increased from 5% in 2004 to 7% in 2005.

Other income primarily consists of purchase discounts which decreased from 2004 to 2005 due to Winncom suspending early payments to Proxim, its largest vendor.

The increase in the provision for income taxes for the year ended December 31, 2005 compared to the year ended December 31, 2004 is primarily the result of the utilization of net operating loss carry forwards in 2004 to offset federal taxable income.

The decrease in the net income from discontinued operations from $1,008,000 for the year ended December 31, 2004 to $719,000 for the year ended December 31, 2005 is primarily due to a loss of early payment discounts and an increase in income tax expense.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are summarized in Note 1 of its consolidated financial statements set forth in this Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2006, our net accounts receivable balance was $620,000.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2006, our inventory balance was $788,000.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2006, we had $98,000 of intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

Income Taxes: The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis. As of December 31, 2006 the Company recorded a valuation allowance against deferred taxes of $445,000

Revenue Recognition - Percentage of Completion: Starting in 2005, the Company commenced a long term construction contract and the Company follows the percentage-of-completion method of accounting for contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance. Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated costs incurred to date with management's current estimate of total costs to be incurred at contract completion. Revenue is recognized on the basis of actual costs incurred plus the portion of income earned. Contract costs include all direct material, subcontractor costs, and labor costs and those indirect costs related to contract performance. Revisions in profit estimates during the period of a contract are reflected in the accounting period in which the revised estimates are made on the basis of the stage of completion at the time. If estimated total costs on a contract indicate a loss, the entire amount of the estimated loss is provided for currently. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings to customers in excess of earned revenue and advances on contracts.

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $32,000 should be adequate for any exposure to loss in our accounts receivable as of December 31, 2006. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $694,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer's Exercise of a Call Option ("EITF 05-01"). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer's exercise of call option when the issuance of equity securities is pursuant to the instrument's original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on the Company's results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing January 1, 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.

In September 2006, the FASB issued FASB No. 157, "Fair Value Measurements." FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of FASB No. 157, the Company does not believe the impact will be material to its results of operations.

In September 2006, the FASB issued FASB No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB No. 87, 88, 106 and 132(R)." FASB No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FASB No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB No. 158 is effective as of the fiscal year ending after December 15, 2006. The Company does not believe the impact of FASB No. 158 will be material to its results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of SAB 108 did not have a material impact on our financial statements.

Fair Value Option - In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, of adopting FAS 159 on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our line of credits which have variable interest rates equal to existing bank prime rate (8.25% as of December 31, 2006) plus one and one-half percent. The prime interest rate increased from 7.25% to 8.25% in 2006. An increase in the bank's prime interest rates on our line of credit by an additional 2% in 2007 would increase our yearly interest expense by approximately $7,500, assuming borrowed amounts remain outstanding at 2006 average levels. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-27 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

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

(b) Changes in internal controls over financial reporting

     In connection with the date evaluation discussed in the forgoing paragraph, the Chief Executive Officer and Chief Financial Officer did not find, and are not aware of any significant changes in the Company's internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

Item 9B. Other Information
--------------------------

     None


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

Directors and Executive Officers.
---------------------------------

Our directors and executive officers are as follows:
----------------------------------------------------

     Name                   Age   Position with the Company                     Director Since
     ----                   ---   -------------------------                     --------------
     Randall P. Marx        54    Chief Executive Officer, Secretary, Director       1990

     Donald A. Huebner      61    Director                                           1998

     Robert E. Wade         60    Director                                           2005

     Sigmund A. Balaban     65    Director                                           1994

     Monty R. Lamirato      51    Chief Financial Officer, Treasurer                  -

     Steve C. Olson         50    Chief Technology Officer                            -

Randall P. Marx. Mr. Marx became our Chief Executive Officer in February 2001 and has served as Director since May 1990. Mr. Marx served with the Company as Chief Executive Officer from November 1991 until July 2000, as Treasurer from December 1994 until June 30, 2000 and as Director of Acquisitions from July 2000 until February 2001. From 1983 until 1989, Mr. Marx served as President of THT Lloyd's Inc., Lloyd's Electronics Corp. and Lloyd's Electronics Hong Kong Ltd., international consumer electronics companies. Lloyd's Electronics had domestic revenues of $100 million and international revenues of $30 million with over 400 employees worldwide. As CEO and President of THT Lloyd's Inc., a $10 million electronics holding company, Mr. Marx supervised the purchase of the Lloyd's Electronics business from Bacardi Corp. in 1986. As CEO and President of Lloyd's Electronics, Mr. Marx was directly responsible for all domestic and international operations including marketing, financing, product design and manufacturing with domestic offices in New Jersey and Los Angeles and international offices in Hong Kong, Tokyo and Taipei.

Donald A. Huebner. Mr. Huebner was our Chief Scientist from July 2000 to January 2002 and has been a consulting engineer to the Company from January 2002 to the present. He has served as a Director of the Company since 1998. Mr. Huebner served as Department Staff Engineer with Lockheed Martin Astronautics in Denver, Colorado from 1986 to July 2000. In this capacity, Dr. Huebner served as technical consultant for phased array and spacecraft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles ("UCLA"). Dr. Huebner also has served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Masters of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Masters in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas and Propagation Society and Microwave Theory and Technique Society of the Institute of Electrical and Electronic Engineers.

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

Sigmund A. Balaban. Mr. Balaban has served as Director since December 1994. Mr. Balaban had served as Senior Vice President / Corporate Secretary, of Fujitsu General America, Inc. of Fairfield, New Jersey, from 2000 until July of 2001 when he retired. Mr. Balaban was Vice President, Credit of Teknika Electronics from 1986 to 1992 and was Senior Vice President and General Manager of Teknika Electronics from 1992 to 2000. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc., which is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer.

Monty R. Lamirato. Mr. Lamirato has been our Chief Financial Officer and Treasurer since June 2001. Prior to joining the Company Mr. Lamirato served as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001, and from June 1999 to October 2000 he served as VP Finance for an e-commerce retailer. From November 1993 to June 1999, Mr. Lamirato was President and Shareholder of Monty R. Lamirato, PC, a business consulting firm. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978.

Steven C. Olson. Mr. Olson serves as our Chief Technology Officer. Prior to joining the Company in August 2001, Mr. Olson was employed at Ball Aerospace for 14 years, including the last five years as Director of Engineering for Ball's Wireless Communications Solutions Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball's high performance, low cost AirBASE(R) antenna technology, specifically for use in its future commercial wireless business. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively.

Audit Committee of the Board of Directors
-----------------------------------------

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

Audit Committee Financial Expert
--------------------------------

The board of directors has determined that at least one member of the audit committee, who is also independent, Mr. Sigmund A. Balaban, is an audit committee financial expert.

Audit Committee Charter
-----------------------

Our Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the Audit Committee charter annually.

Compensation Committee
----------------------

The Board of Directors currently has a Compensation Committee, consisting of Mr. Robert E. Wade, the chairman of the Compensation Committee, Mr. Donald A. Huebner and Mr. Sigmund A. Balaban. Mr. Marc also served on the Compensation Committee until he resigned effective October 13, 2006.

Nominating Committee: Nominating Policies and Procedures
--------------------------------------------------------

The Company does not currently have a standing nominating committee of the Board of Directors because it believes that the nominating functions should be relegated to the full Board.

On October 31, 2006, the Board of Directors adopted certain Nominating Policies and Procedures, which are attached hereto as Exhibit 99.1. It is the policy of the Board of Directors that each nominee for election to the Board, regardless of whether such nominee is recommended by a shareholder of the Company, the Board or any other person, shall be approved by a majority of the independent directors of the Board.

In general, the Board believes that certain minimum qualifications must be met by each candidate for the Board, as well as meeting any applicable independence standards required by the SEC and federal securities laws. The Board believes that candidates and nominees must reflect a Board that is comprised of directors
(i) a majority of whom are independent (as determined under any applicable director qualification standards); (ii) who are of high integrity; (iii) who have qualifications that will increase the overall effectiveness of the Board; and (iv) who meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit Board members. In evaluating the qualifications of the candidates, the Board considers many factors, including issues of leadership ability, career success, character, judgment, independence, background, age, expertise, diversity and breadth of experience, length of service, other commitments and the like.

Under the recently adopted policy, the Board shall consider recommendations for candidates to the Board from shareholders holding no less than 1% of the Company's common stock, which stock has been continuously held by such shareholder for at least twelve (12) months prior to the date of the submission of the recommendation (an "Eligible Shareholder"). Candidate nominees recommended by Eligible Shareholders (hereinafter referred to as "Shareholder Candidates") will be evaluated by the Board on the same basis as candidates that may be identified by the Board, management or, if the Board permits, a search firm. For the Shareholder Candidate to be considered by the Board, the Eligible Shareholder and the Shareholder Candidate must comply with certain procedures as set forth in the Nominating and Policies Procedures. Recommendations for Shareholder Candidate(s) to the Board of Directors from an Eligible Shareholder must be directed in writing to ARC Wireless Solutions, Inc., Attn: Corporate Secretary, at the Corporation's principal offices at 10601 West 48th Avenue, I-70 Frontage Road North, Wheat Ridge, Colorado 80033-2660. The specific recommendations should include the information set forth in the adopted Nominating Policies and Procedures, which are attached hereto as Exhibit 99.1 and incorporated herein by reference.

For a Shareholder Candidate recommendation to be properly brought before the Board by an Eligible Shareholder, the Eligible Shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, an Eligible Shareholder's notice must be delivered to the Corporate Secretary not less than one hundred and twenty (120) days prior to the first
(1st) anniversary of the preceding year's annual meeting. In the event that the date of the annual meeting is advanced by more than thirty (30) days or delayed by more than sixty (60) days from the anniversary date of the preceding year's annual meeting, the notice by the Eligible Shareholder must be delivered not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such annual meeting is first made.

The Secretary of the Corporation will provide a copy of the Nominating Policies and Procedures upon a request in writing from the Eligible Shareholder. The full description of the foregoing policies has also been attached hereto as Exhibit 99.1, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2006, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Code of Ethics
--------------

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company's officers, directors and principal financial officer adhere to a reasonably responsible code of ethics and as such, we have adopted a Code of Ethics, which was amended on November 7, 2006, that applies to all officers, directors and employees of the Company.

Corporate Governance Documents
------------------------------

On the Company's Corporate Governance Web site at www.arcwireless.net/investor_relations, shareholders can see the Company's Audit Committee Charter, Compensation Committee Charter and Code of Ethics for members of the Board of Directors and officers. Copies of these documents, as well as additional copies of this Annual Report on Form 10-K, are available to shareholders without charge upon request to the Secretary at the Company's principal address.

Item 11. Executive Compensation
-------------------------------

Compensation Discussion and Analysis
------------------------------------

This Compensation Discussion and Analysis addresses the aspects of our compensation programs and explains our compensation philosophy, policies and practices with respect to our named executive officers, including our chief executive officer, chief financial officer and chief technology officer, which we collectively refer to as our named executive officers, or NEO's.

Oversight of Executive Compensation Program
-------------------------------------------

The Compensation Committee of our Board of Directors oversees our executive compensation programs. [Each member of the Compensation Committee is an "independent director" as defined by the federal securities laws and in Rule 4200(a)(14) of the Nasdaq Stock Market, Inc.] The Compensation Committee met ____ times during 2006, and works closely with executive management, primarily our chief executive officer ("CEO"), in assessing compensation levels. The Compensation Committee is empowered to advise management and make recommendations to the Board of Directors with respect to the compensation and other employment benefits of executive officers and key employees of the Company. The Compensation Committee also administers the Company's compensation plans for executive officers and employees.

The Compensation Committee regularly reviews the Company's compensation programs to ensure that remuneration levels and incentive opportunities are competitive and reflect performance. Factors taken into account in assessing the compensation of individual officers include the officer's performance and contribution to the Company, experience, strategic impact, external equity or market value, internal equity or fairness, and retention priority. The various components of the compensation programs for executive officers are discussed below in Elements of Executive Compensation Program.

Objectives of Executive Compensation and What the Programs are Designed to
Reward

The Company's executive compensation program is designed to integrate compensation with the achievement of our short-term and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different programs are geared to short-term and longer-term performance with the goal of increasing stockholder value over the long term.

We believe that the compensation of our executive officers should reflect their success in attaining key operating objectives, such as growth or maintenance of market position, development of new products and marketplaces, meeting established goals for operating earnings and earnings per share, maintenance and development of customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual goals established for specific executive officers, as well as reflect specific achievements by such individuals over the course of the year such as development of specific products or customer relationships or agreements or executing or integrating acquisitions and strategic arrangements. We believe that the performance of the executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not generally be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives.

Compensation Consultants
------------------------

In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executive officers of other comparable U.S. investor-owned companies and information available from studies periodically performed by compensation consultants for the Company. The Compensation Committee also considers recommendations made by the Chief Executive Officer regarding compensation for other NEO's and key employees.

Elements of Executive Compensation Program
------------------------------------------

Compensation elements include:

     o    base salary;
     o    annual cash or equity incentive awards;
     o    long-term equity incentive compensation; and
     o    other health, welfare and pension benefits.

Base Salary
-----------

Base salary is designed to provide competitive levels of base compensation to our executives based on their experience, duties and scope of responsibilities. We pay base salaries because it provides a base compensation that is required to recruit and retain executives of the quality that we must employ to ensure the success of our Company. Our executive base salaries are typically adjusted in accordance with the NEO's employment agreement on an annual basis.

Annual Cash or Equity Incentive Awards
--------------------------------------

Annual incentive compensation is designed to provide competitive levels of compensation based on experience, duties and scope of responsibilities. Incentive awards are influenced by the Company's profitability and achievement of planned profitability, as well as other factors. The Compensation Committee uses the annual incentive compensation to motivate and reward the named executive officers for the achievement and over-performance of our critical financial and strategic goals.

Long-Term Equity Incentive Compensation
---------------------------------------

Long-term equity awards for our executives are granted from our 1997 Stock Option and Compensation Plan, ("1997 Plan"). The Compensation Committee grants awards under the 1997 Plan in order to align the interests of the named executive officers with our stockholders, and to motivate and reward the named executive officers to increase the stockholder value of the Company over the long term. The Compensation Committee does not have a regular schedule for awarding equity-based compensation and the timing of such awards is subject to the discretion of the Compensation Committee but generally is awarded as part of entering into employment agreements. We do not backdate options or grant options retroactively or stock options with a so-called "reload" feature. In addition, we do not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information.

Compensation paid to each executive officer, including a stock bonus, was based on the Compensation Committee's review and consideration of aggregate levels of compensation paid to executives of comparable companies and the individual qualitative contributions and performance of each executive officer. No grants of stock options were made to any executive officer in 2006.

Other Health, Welfare and Retirement Benefits
---------------------------------------------

Health and Welfare Benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance. We provide these benefits to meet the health and welfare needs of employees and their families.

Retirement Benefits

Our employees, including the NEO's, are eligible to participate in our 401(k) contributory defined contribution plan ("401(k) Plan"). Each employee may make before-tax contributions of up to ___% of their base salary up to current Internal Revenue Service limits. We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. The Company may make discretionary matching contributions, however, in 2006, the Company did not provide participants with a matching contribution.

Pension Benefits and Nonqualified Deferred Compensation

We do not currently provide pension arrangements or post-retirement health coverage for our executives or employees, although we may consider such benefits in the future. In addition, we do not provide any nonqualified defined contribution or other deferred compensation plans, although we may consider such benefits in the future.

Employment Agreements and Other Post-Employment Payments

All of our named executive officers are currently parties to employment agreements, which provide for salaries and certain bonus payments as well as rights to certain payments upon termination for cause.

These employment agreements also have change of control provisions that would require payments in the event of termination of employment, which are described in greater detail below.

Tax Implications of Executive Compensation
------------------------------------------

We do not currently intend to award compensation that would result in a limitation on the deductibility of a portion of such compensation pursuant to
Section 162(m) of the Internal Revenue Code of 1986, as amended, other than awards that may be made under the 1997 Plan; however, we may in the future decide to authorize other compensation in excess of the limits of Section 162(m) if it determines that such compensation is in the best interests of the Company.

Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Compensation Committee Report
-----------------------------

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Robert E. Wade, Chairman
Sigmund A. Balaban
Donald A. Huebner


Summary Compensation Table for 2006
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            Change in
                                                                                             Pension
                                                                             Non-Equity     Value and
                                                                              Incentive    Nonqualified
                                                        Stock     Option        Plan         Deferred      All Other
Name and Principal               Salary      Bonus     Awards     Awards    Compensation   Compensation   Compensation   Total
Position                Year       ($)        ($)        ($)        ($)          ($)       Earnings ($)       ($)         ($)
--------------------------------------------------------------------------------------------------------------------------------
Randall P. Marx,
Chair, Chief
Executive Officer,
Secretary               2006    245,000        -          -          -             -           -               -         245,000
--------------------------------------------------------------------------------------------------------------------------------
Monty R. Lamirato,
Chief Financial
Office, Treasurer       2006    155,000        -          -          -             -           -               -         155,000
--------------------------------------------------------------------------------------------------------------------------------
Steven C. Olson,
Chief Technology
Officer                 2006    175,000        -          -          -             -           -               -         175,000
--------------------------------------------------------------------------------------------------------------------------------
Gregory E. Raskin,
former President (1)    2006    321,000        -          -          -          108,000        -               -         429,000
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Gregory E. Raskin resigned effective October 31, 2006, commensurate with the sale of our wholly-owned subsidiary, Winncom Technologies Inc. Under Mr.
Raskin's employment agreement, he was eligible to receive a cash bonus based upon certain pre-determined net-income objectives. As a result of meeting these objectives, Mr. Raskin earned $108,000 during fiscal year 2006.

Grants of Plan-Based Awards

There were no stock options or other plan-based awards granted to the executive officers with respect to the year ended December 31, 2006. In addition, no options were exercised or vested by the executive officers during the year ended
December 31, 2006.













Outstanding Equity Awards at Fiscal Year-End
--------------------------------------------

The following table sets forth information on outstanding option and stock awards held by the named executive officers as of December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

                                     Option Awards                                                 Stock Awards
             -----------------------------------------------------------------  ---------------------------------------------------
(a)             (b)            (c)             (d)          (e)        (f)        (g)         (h)          (i)            (j)

                                             Equity                                                                     Equity
                                            Incentive                                                    Equity        Incentive
                                              Plan                               Number      Market     Incentive     Plan Awards:
                             Number          Awards:                               of        Value       Awards:        Market or
               Number          of            Number                              Shares     of Shares   Number of     Payout Value
                 of        Securities          of                               or Units    Unearned     Unearned     of Unearned
             Securities    Underlying      Securities                           of Stock    or Units      Shares,       Shares,
             Underlying    Unexercised     Underlying                             That      of Stock     Units or       Units or
            Unexercised     Options        Unexercised    Option      Option      Have        That     Other Rights   Other Rights
              Options         (#)           Unearned     Exercise   Expiration    Not       Have Not    That Have     That Have Not
                (#)      Unexercisable       Options       Price       Date      Vested      Vested     Not Vested       Vested
Name        Exercisable       (1)              (#)          ($)                  (2)(3)        ($)         (#)             ($)
-----------------------------------------------------------------------------------------------------------------------------------

Randall P.
Marx           20,000          -                -         $9.00     1/02/2007       -           -            -              -
-----------------------------------------------------------------------------------------------------------------------------------

Monty R.
Lamirato       10,000          -                -         $6.00     7/01/2007       -           -            -              -
-----------------------------------------------------------------------------------------------------------------------------------

Steven C.
Olson          10,000          -                -         $6.00     8/22/2007       -           -            -              -
-----------------------------------------------------------------------------------------------------------------------------------

No options were exercised and no stock vested in 2006.

Director Compensation for the Year Ended December 31, 2006
----------------------------------------------------------

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2006:


                            Director Compensation for the Year Ended December 31, 2006

       (a)              (b)         (c)         (d)               (e)            (f)            (g)           (h)
                                                                              Change in
                                                                            Pension Value
                                                                                 and
                                                               Non-Equity    Nonqualified
                   Fees Earned or   Stock                    Incentive Plan    Deferred       All Other
                   Paid in Cash     Awards   Option Awards    Compensation   Compensation   Compensation
     Name(1)            ($)         ($) (2)     ($)(3)            ($)          Earnings          ($)        Total ($)
---------------------------------------------------------------------------------------------------------------------
Randall P. Marx          -             -           -               -              -               -            -
(1)
---------------------------------------------------------------------------------------------------------------------
Sigmund A. Balaban    30,000           -        4,500              -              -               -         34,500
---------------------------------------------------------------------------------------------------------------------
Robert E. Wade         8,000        8,000       4,500              -              -               -         20,500
---------------------------------------------------------------------------------------------------------------------
Donald A. Huebner      6,000           -        2,500              -              -               -          8,500
---------------------------------------------------------------------------------------------------------------------


                                       37

(1) Randall P. Marx is the Company's Chairman of the Board, Chief Executive Officer and thus receives no compensation for his services as a director. The compensation received by Mr. Marx as an employee of the Company is shown in the Summary Compensation Table.

(2) Reflects the dollar amount recognized and expensed for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R, and thus may include amounts from awards granted in and prior to 2006. For Mr. Wade the amount represents the Director fees earned that were paid by issuance of common stock at fair market value rather than cash.

(3) Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123R, and thus includes amounts from options granted in and prior to 2006. In 2006, the fair value of the awards granted to each director was as follows:
     Sigmund A. Balaban: $7,500; Robert E. Wade: $7,500; Donald A Huebner: none. For more information used in the calculations of these amounts see footnote 1 to our audited consolidated financial statements for the year ended December 31, 2006, included in this Form 10-K. As of December 31, 2006, each director had the following number of options outstanding: Sigmund A.
     Balaban: 4,000; Robert E. Wade: 1,500 and Donald A. Huebner: 2,000.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

No member of the Compensation Committee was an officer or former officer of the Company or had any material relationship or transactions with the Company and no officer of the Company sits on the compensation committee or other body that has the power to establish the compensation of any member of the Compensation Committee.

1997 Stock Option and Compensation Plan
---------------------------------------

In November 1997, the Board of Directors approved our 1997 Stock Option and Compensation Plan (the "Plan"). Pursuant to the Plan, we may grant options to purchase an aggregate of 100,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. On November 9, 2004, the shareholders approved to amend the 1997 Stock Option and Compensation Plan to allow for an aggregate of 200,000 options to be granted under "the Plan". The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan, except that the option committee shall not administer the Plan with respect to automatic grants of options to our directors who are not our employees. The option committee may be the entire Board or a committee of the Board.

Through May 24, 2000, directors who were not also our employees ("Outside Directors") automatically received options to purchase 5,000 shares pursuant to the Plan at the time of their election as an Outside Director. These options held by Outside Directors were not exercisable at the time of grant. Options to purchase 1,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant. All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 5,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 5,000 to 500 options, and (2) decrease the amount of exercisable options from 1,000 to 100 per meeting. The term of the outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change. On July 5, 2002, the Board of Directors voted to (1) increase the amount of options automatically granted to Outside Directors from 500 to 2,500 options, and (2) increase the amount of exercisable options from 100 to 500 per meeting. The other terms of the Outside Director options did not change.

The Company granted a total of 5,000 options to Outside Directors under the Plan during 2006 at an exercise price of $6.50 per share. The Company granted a total of 5,000 options to Outside Directors under the Plan during 2005 at exercise prices ranging from $5.50 to $7.50 per share. The Company granted a total of 5,000 options to Outside Directors under the Plan during 2004 at an exercise price of $8.00 per share.

As of December 31, 2006, there were 7,500 exercisable options outstanding related to the grants to Outside Directors. Dr. Donald Huebner's employment terminated on January 31, 2002 but he continues as a Director of the Company, as such all of his options are disclosed as Outside Directors options.

In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. In 2006, the Board did not grant any options to employees under the Plan. In 2005 and 2004, the Board granted a total of 22,000 options under the Plan to employees with exercise prices ranging from $6.00 to $7.50. As of December 31, 2006, there were 42,000 exercisable options outstanding related to grants to employees, all of which were granted under the Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements
------------------------------------------------------------------------

We entered into a new written three year employment agreement with Mr. Marx effective January 2, 2004. In accordance with his employment agreement, Mr. Marx is to receive an annual base salary of $195,000 in 2004, $235,000 in 2005 and $245,000 in 2006. In addition, Mr. Marx can receive bonuses up to $90,000, $100,000 and $150,000 in 2004, 2005 and 2006, respectively if certain net profit goals are achieved. Mr. Marx did not earn a bonus in 2006 but earned a bonus of $50,000 for 2005 and $90,000 for 2004.

In September 2004, we entered into a new two and one-half year employment agreement with Mr. Raskin effective October 1, 2004. Pursuant to the new agreement, Mr. Raskin is to receive an annual base salary of $385,000 per year. Mr. Raskin was eligible to receive bonus for the year ending December 31, 2004 between $25,000 and $90,000 depending upon Winncom achieving certain predetermined net income goals and Mr. Raskin was eligible to earn a bonus of $10% of net income for the years ended December 31, 2005 and 2006. Mr. Raskin earned a bonus of $108,000, $98,000 and $90,000 for 2006, 2005 and 2004,
respectively.

We entered into a new written employment agreement with Monty R. Lamirato, our Chief Financial Officer and Treasurer, effective July 1, 2005 for the period July 1, 2005 through June 30, 2007, at an annual base salary of $155,000. In addition, Mr. Lamirato was eligible to earn a bonus of $15,000 in 2005 and 2006 if certain net profit goals are achieved. Mr. Lamirato did not earn a bonus for 2006 but earned a bonus of $15,000 for 2005.

We entered into a new written employment agreement with Steven C. Olson, our Chief Technology Officer, effective August 22, 2004. The employment agreement is for the period August 22, 2004 through August 22, 2007 at an annual base salary of $175,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson did not receive a bonus in 2006, but earned a bonus of $49,000 in 2005 and $37,000 in 2004. Mr. Olson also received options to purchase 10,000 shares of our common stock at a price of $6.00 per share from August 22, 2004 through August 22, 2007.


The following tables show the potential payments upon termination or a change of control of the Company for each of the named executive officers.


Scenario                                                     Mr. Marx     Mr. Lamirato    Mr. Olson
--------                                                     --------     ------------    ---------
If early retirement occurred at December 31, 2006                -             -              -

If termination for cause occurred at December 31, 2006           -             -              -

If termination without cause occurred at December 31, 2006    $20,000        $39,000       $44,000

If "change in control" occurred at December 31, 2006          $60,000        $39,000       $44,000

If death or disability occurred as of December 31, 2006          -             -              -


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















Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters
---------------------------------------------------------------------------

The following table summarizes certain information as of February 28, 2007, including 3,087,988 shares outstanding, with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock (the number of shares and any exercise prices have been adjusted for a one-for-fifty reverse split implemented on February 12, 2007):

                                                              Number of Shares
Name and Address of Beneficial Owner                       Beneficially Owned (1)                Percent of Class
------------------------------------                       ----------------------                ----------------

Randall P. Marx                                                   166,803(2)                            5.4%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Sigmund A. Balaban                                                 33,515(3)                            1.1%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Donald A. Huebner                                                   4,434(4)                             *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Robert E. Wade                                                     78,985(7)                            2.6%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Steve C. Olson                                                     11,751(6)                             *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Monty R. Lamirato                                                  11,423(5)                             *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Paul J. Rini                                                      178,308                               5.77%
7376 Johnnycake Rd
Mentor, Ohio 44060

Hudson River Investments, Inc.                                    242,134                               8.37%
Skelton Building, Main Street.
POB 3139 Road Town
Tortola, British Virgin Islands

Evansville Limited                                                258,393                               7.84%
c/o Quadrant Management Inc.
40 West 57th Street, 20th Floor
New York, NY  10019

All officers and directors as a group (six persons)               306,411 (2)(3)(4)(5)(6)(7)            9.8%

 * Less than one percent.

                                       41

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

(2) Includes 163,453 shares directly held by Mr. Marx, 1,980 shares in his ARC Wireless 401(k) account, 800 shares held by his spouse's IRA and 570 shares owned beneficially through a 50% ownership of an LLC. This does not include shares owned and warrants owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's father is the trustee, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 3,100 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

(3) Includes 29,015 shares directly held by Mr. Balaban and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 2,500 shares at $7.50 per share until February 15, 2007, and options to purchase 2,000 shares at $6.50 per share until February 21, 2008, all of which are currently exercisable.

(4) Includes 1,934 shares directly held by Dr. Huebner and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 2,500 shares at $5.50 per share until October 31, 2007, all of which are currently exercisable.

(5) Consists of 1,423 shares in Mr. Lamirato's ARC Wireless 401(k) account and options to purchase 10,000 shares until July 1, 2007, all granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable.

(6) Consists of 1,751 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 10,000 shares at $8.00 per share until August 22, 2007, granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable.

(7) Includes 75,485 shares directly held by Mr. Wade, 1,000 shares held by his spouse and options to purchase 2,500 shares at $6.50 per share until February 21, 2008, granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Other than the employment agreements describe above under the subheading "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements", there have been no transactions involving the Company and any director, officer of 5% or greater shareholder, or any of their respective family members, involving a dollar amount in excess of $120,000.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

The Audit Committee reviews and determines whether specific projects or expenditures with our independent registered public accounting firm (auditor), HEIN & ASSOCIATES LLP potentially affect their independence. The Audit Committee's policy requires that all services the Company's independent registered public accounting firm (auditor) may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee to obtain such approval. Any approval will be reported to the Audit Committee at its next scheduled meeting.

The following table sets forth the aggregate fees billed to us by HEIN & ASSOCIATES LLP for the years ended December 31, 2006, 2005 and 2004:


                                     2006              2005             2004
                                     ----              ----             ----
Audit fees                        $108,000 (1)      $110,000  (1)    $99,000 (1)
Audit-related fees                      -- (2)            --  (2)         -- (2)
Tax fees                            14,000 (3)        10,000  (3)      9,000 (3)
All other fees                          --                                --
                                  ----------------------------------------------
Total audit and non-audit fees    $122,000          $120,000        $108,000
                                  ==============================================

(1) Includes fees for professional services rendered for the audit of ARC's annual financial statements and review of ARC's Annual Report on Form 10-K for the year 2006, 2005 and 2004 and for reviews of the financial statements included in ARC's quarterly reports on Form 10-Q for the first three quarters of fiscal 2006, 2005 and 2004 and related SEC registration statements.
(2) Includes fees billed for professional services rendered in fiscal 2006, 2005 and 2004, in connection with acquisition planning and due diligence.
(3) Includes fees billed for professional services rendered in fiscal 2006, 2005 and 2004, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.


Item 15. Exhibits, Financial Statement Schedules
------------------------------------------------

(a) The following documents are filed as a part of this report:

    (1) Financial Statements

    Report of Independent Registered Public Accounting Firm........................F-1

    Consolidated Balance Sheets at December 31, 2006 and 2005......................F-2

    Consolidated Statements of Operations for the Years Ended
           December 31, 2006, 2005 and 2004........................................F-3

    Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 2006, 2005 and 2004....................F-4

    Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2006, 2005 and 2004........................................F-5

    Notes to Consolidated Financial Statements.....................................F-6

    (2) Financial Statement Schedules

         Report of Independent Registered Public Accounting Firm on Schedule

Schedule II
-----------

Consolidated Valuation Accounts

                            Balance,       Charges to     Write-offs,    Sale of      Balance,
                           Beginning of     Cost and         Net of      Winncom    End of Year
                              Year          Expenses       Recoveries
                            -------------------------------------------------------------------
Allowance for Doubtful
Accounts

Years Ended December 31,
2006                        $ 385,000         558,000       (51,000)     (861,000)    $  31,000
2005                        $ 502,000         233,000      (350,000)                  $ 385,000
2004                        $ 257,000         308,000       (63,000)                  $ 502,000
                            -------------------------------------------------------------------



                             Balance,       Charges to                    Sale of      Balance,
                           Beginning of      Cost and                     Winncom    End of Year
                               Year          Expenses      Write-offs
                            --------------------------------------------------------------------
Inventory Valuation

Years Ended December 31,
2006                         $ 799,000         266,000       (13,000)    (358,000)     $ 694,000
2005                         $ 712,000          87,000              -                  $ 799,000
2004                         $ 498,000         214,000              -                  $ 712,000
                            --------------------------------------------------------------------




                                       44

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

   3.1d             Amended and Restated Articles of Incorporation dated October
                    11, 2000 (1)

   3.2 Bylaws of the Company as amended and restated on March 25, 1998. (2)

   10.1 Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000. (3)

   10.2 Employment Agreement effective January 2, 2004 between the Company and Randall P. Marx. (4)

   10.3 Employment Agreement effective October 1, 2004 between Winncom Technologies Corp. and Gregory E. Raskin. (4)

   10.4 Employment Agreement effective July 1, 2005 between the Company and Monty R. Lamirato.(5)

   10.5 Stock Purchase Agreement, dated as of July 28, 2006, by and among the Company, Winncom Technologies Corp. and Bluecoral Limited. (6)

   10.6 Escrow Agreement, dated as of July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC. (6)

   14.1             Amended and Restated Code of Ethics (7)

   21               Subsidiaries of the Registrant

   31.1             Officers' Certifications of Periodic Report pursuant to
                    Section 302 of Sarbanes-Oxley Act of 2002

   32.1             Officers' Certifications of Periodic Report pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002

   99.1             Nominating Policies and Procedures

----------

(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4) Incorporated by reference from the Company's Form 10-K for December 31, 2004 filed on March 30, 2005.
(5) Incorporated by reference from the Company's Form 10-K for December 31, 2005 filed on March 20, 2006.
(6) Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(7) Incorporated by reference from the Company's Form 8-K filed on November 10, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARC Wireless Solutions, Inc.

Date:  March 30, 2007                 By: /s/ Randall P. Marx
                                      -----------------------
                                      Randall P. Marx, Chief Executive Officer

Date:  March 30, 2007                 By: /s/ Monty R. Lamirato
                                      -------------------------
                                      Monty R. Lamirato, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                     Signatures
----                                     ----------

March 30, 2007                           /s/ Sigmund A. Balaban
                                         ----------------------
                                         Sigmund A. Balaban, Director

March 30, 2007                           /s/ Robert E. Wade
                                         ------------------
                                         Robert E. Wade, Director

March 30, 2007                           /s/ Donald A. Huebner
                                         ---------------------
                                         Donald A. Huebner, Director

Reports of Independent Registered Public Accounting Firm


The Board of Directors
ARC Wireless Solutions, Inc.
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the consolidated financial statement schedule listed in the index at
Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Hein & Associates LLP

Denver, Colorado
March 29, 2007


                                   ARC Wireless Solutions, Inc.
                                   Consolidated Balance Sheets
                                                                    December 31,    December 31,
                                                                         2006            2005
                                                                    ------------    ------------
Assets
------
Current assets:
   Cash and equivalents                                             $ 15,720,000    $     64,000
   Accounts receivable - trade, net                                      620,000         907,000
   Inventory, net                                                        788,000         919,000
   Deferred tax assets, net of allowance                                    --           516,000
   Net assets of discontinued operation (Note 2)                            --        30,524,000
   Other current assets                                                  416,000          71,000
                                                                    ------------    ------------
Total current assets                                                  17,544,000      33,001,000
                                                                    ------------    ------------

Property and equipment, net                                              297,000         342,000

Other assets:
   Intangible assets, net                                                 98,000         103,000
   Deposits                                                               36,000          43,000
                                                                    ------------    ------------
Total assets                                                        $ 17,975,000    $ 33,489,000
                                                                    ============    ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
   Accounts payable                                                 $    790,000    $    353,000
   Bank debt - current                                                   830,000         554,000
   Accrued expenses                                                      213,000         302,000
   Net liabilities of discontinued operation (Note 2)                       --        15,339,000
   Current portion of capital lease obligations                           32,000          66,000
                                                                    ------------    ------------
Total current liabilities                                              1,865,000      16,614,000

Deferred tax liabilities                                                    --            26,000
Capital lease obligations, less current portion                           23,000          39,000
                                                                    ------------    ------------
Total liabilities                                                      1,888,000      16,679,000
                                                                    ------------    ------------

Commitments (Notes 8 and 10)
Stockholders' equity:
   Common stock, $.0005 par value, 250,000,000 authorized,                 2,000           2,000
   3,126,000 and 3,125,000 issued in 2006 and 2005, respectively
   Preferred stock, $001 par value, 2,000,000 authorized, none              --              --
   issued and outstanding
   Additional paid-in capital                                         21,855,000      21,836,000
   Treasury stock, at cost, 39 shares in 2006 and 2005                (1,195,000)     (1,195,000)
   Accumulated deficit                                                (4,575,000)     (3,833,000)
                                                                    ------------    ------------
Total stockholders' equity                                            16,087,000      16,810,000
                                                                    ------------    ------------
Total liabilities and stockholders' equity                          $ 17,975,000    $ 33,489,000
                                                                    ============    ============

See accompanying notes to consolidated financial statements.



                                   ARC Wireless Solutions, Inc.
                              Consolidated Statements of Operations

                                                                  Years Ended December 31,
                                                             2006           2005           2004
                                                         -----------    -----------    -----------

Sales, net                                               $ 6,470,000    $ 6,736,000    $ 6,449,000
Cost of sales                                              5,021,000      4,006,000      3,940,000
                                                         -----------    -----------    -----------

      Gross profit                                         1,449,000      2,730,000      2,509,000

Operating expenses:
   Selling, general and administrative expenses            3,112,000      2,571,000      2,739,000
                                                         -----------    -----------    -----------
      Income (loss) from continuing operations            (1,663,000)       159,000       (230,000)

Other income (expense):
   Interest expense                                         (124,000)      (123,000)      (114,000)
   Other income                                              101,000         62,000         24,000
   Loss on sale of Winncom                                  (187,000)          --             --
                                                         -----------    -----------    -----------
      Total other income (expense)                          (210,000)       (61,000)       (90,000)
                                                         -----------    -----------    -----------

Income (loss) from continuing operation before income
taxes                                                     (1,873,000)        98,000       (320,000)
(Provision) benefit for income taxes                         267,000        475,000           --
                                                         -----------    -----------    -----------
Income (loss) from continuing operation                   (1,606,000)       573,000       (320,000)
                                                         -----------    -----------    -----------

Discontinued operations (Note 2)

Income from operations of the discontinued component       1,068,000        902,000      1,061,000
(Provision) for income taxes, discontinued component        (204,000)      (183,000)       (53,000)
                                                         -----------    -----------    -----------
Income from discontinued operations                          864,000        719,000      1,008,000
                                                         -----------    -----------    -----------
Net income (loss)                                        $  (742,000)   $ 1,292,000    $   688,000
                                                         ===========    ===========    ===========

Net income (loss) per share - continuing operations -
Basic and Diluted                                        $      (.52)   $       .19    $      (.11)
Net income per share - discontinued operations - Basic
and Diluted                                              $       .28    $       .23    $       .33
Net income (loss) per share - Basic and Diluted          $      (.24)   $       .42    $       .22
Weighted average shares - Basic                            3,086,000      3,083,000      3,078,000
Weighted average shares - Diluted                          3,086,000      3,084,000      3,080,000


See accompanying notes to consolidated financials statements.


                                                ARC Wireless Solutions, Inc.
                                Consolidated Statements of Changes in Stockholders' Equity
                                             (Shares and amounts in thousands)


                                        Common Stock            Additional            Treasury Stock
                                ----------------------------     Paid-in       ----------------------------    Accumulated
                                   Shares          Amount        Capital          Shares          Amount         Deficit
                                ------------    ------------   ------------    ------------    ------------    ------------
Balances, January 1, 2004          3,117,000    $      2,000   $ 21,778,000         (39,000)   $ (1,195,000)   $ (5,813,000)

Common stock issued for                 --              --            2,000
   directors' fees
Net income                                                                                                          688,000
                                ------------    ------------   ------------    ------------    ------------    ------------
Balances, December 31, 2004        3,117,000           2,000     21,780,000         (39,000)     (1,195,000)     (5,125,000)
Issuance of common stock to
   401(K) Plan                         8,000                         57,000
Common stock issued for
   directors' fees                      --                            2,000
Shares returned in settlement
   agreement                                                         (3,000)
Net income                                                                                                        1,292,000
                                ------------    ------------   ------------    ------------    ------------    ------------
Balances, December 31, 2005        3,125,000           2,000     21,836,000        (39,000)     (1,195,000)     (3,833,000)


Share based compensation                --              --           11,000
Common stock issued for
   directors' fees                     1,000            --            8,000
Net income (loss)                                                                                                  (742,000)
                                ------------    ------------   ------------    ------------    ------------    ------------
Balances, December 31, 2006        3,126,000    $      2,000   $ 21,855,000         (39,000)   $ (1,195,000)   $ (4,575,000)
                                ============    ============   ============    ============    ============    ============


See accompanying notes to consolidated financial statements.


                                          ARC Wireless Solutions, Inc.
                                     Consolidated Statements of Cash Flows

                                                                          For the years ended December 31,
                                                                        2006            2005            2004
                                                                    ------------    ------------    ------------
Operating activities
Income (loss) from continuing operations                            $ (1,606,000)   $    573,000    $   (320,000)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                       162,000         187,000         201,000
     Non-cash expense for issuance of stock and options                   19,000          56,000           2,000
     Deferred taxes                                                         --          (490,000)           --
     Loss on sale of discontinued operations                             187,000            --              --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                        287,000         107,000        (127,000)
       Inventory                                                         131,000         (35,000)        261,000
       Prepaids and other current assets                                (345,000)        (19,000)         20,000
       Other assets                                                        7,000            --            (9,000)
       Accounts payable and accrued expenses                             348,000        (308,000)        166,000
       Other                                                               2,000            --              --
                                                                    ------------    ------------    ------------
Net cash provided by (used in) continuing operations                    (808,000)         71,000         194,000
Net cash provided by (used in) discontinued operations                 1,394,000        (657,000)        407,000
                                                                    ------------    ------------    ------------
Net cash provided by (used in) operating activities                      586,000        (586,000)        599,000
                                                                    ------------    ------------    ------------
Investing activities
Net proceeds from sale of discontinued operations                     16,397,000            --              --
Patent acquisition costs                                                 (10,000)         (6,000)        (18,000)
Purchase of plant and equipment                                          (80,000)        (74,000)        (76,000)
                                                                    ------------    ------------    ------------
Net cash provided by (used) in investing activities, continuing
operations                                                            16,307,000         (80,000)        (94,000)
                                                                    ------------    ------------    ------------
Purchase of plant and equipment, discontinued operations                 (58,000)        (25,000)        (88,000)
                                                                    ------------    ------------    ------------
Net cash used in investing activities, discontinued operations           (58,000)        (25,000)        (88,000)
                                                                    ------------    ------------    ------------
Net cash provided by (used in) investing activities                   16,249,000        (105,000)       (182,000)
Financing activities
Net advances from line of credit                                         276,000         228,000          84,000
Net repayment of line of credit and capital lease obligations            (73,000)        (64,000)        (52,000)
                                                                    ------------    ------------    ------------
Net cash provided by financing activities, continuing operations         203,000         164,000          32,000
                                                                    ------------    ------------    ------------
Net advances (repayment) of line of credit and bank debt,
discontinued operations                                               (1,382,000)        517,000        (461,000)
                                                                    ------------    ------------    ------------
Net cash provided by (used in) financing activities, discontinued
operations                                                            (1,382,000)        517,000        (461,000)
                                                                    ------------    ------------    ------------
Net cash provided by (used in) financing activities                   (1,179,000)        681,000        (429,000)
                                                                    ------------    ------------    ------------

Net change in cash                                                    15,656,000         (10,000)        (12,000)
Cash, beginning of year                                                   64,000          74,000          86,000
                                                                    ------------    ------------    ------------
Cash, end of year                                                   $ 15,720,000    $     64,000    $     74,000
                                                                    ============    ============    ============
Supplemental cash flow information:
  Cash paid for interest, continuing operations                     $    124,000    $    123,000    $    114,000
  Cash paid for interest, discontinued operations                   $    109,000    $    161,000    $    214,000
  Cash paid for taxes, discontinued operations                           220,000    $     44,000    $     51,000
  Equipment acquired under capital lease, continuing operations     $     22,000    $     17,000    $     67,000
Issuance of common stock to 401(K) Plan                                     --      $     57,000            --


See accompanying notes to consolidated financial statements

                                                      F-5

1. Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses, under the name of Westflag Corporation, which was formerly Westcliff Corporation. In January 1989, the Company completed its initial public offering.

In 1989, the Company merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988. Pursuant to the merger, all the issued and outstanding stock of Antennas America, Inc. was converted into 839,040 shares, and the Company name was changed to Antennas America, Inc. At the annual shareholders meeting held on October 11, 2000, the shareholders voted to change the Company's name to ARC Wireless Solutions, Inc. from Antennas America, Inc. The Wireless Communications Solutions Division designs, develops, markets and sells a diversified line of antennas and related wireless communication systems, including base station panel antennas, conformal and phased array antennas, distributed primarily through third party OEMs and distributors located in the United States.

On May 24, 2000, the Company purchased, through its subsidiary, Winncom Technologies, Corp. ("Winncom"), the outstanding shares of Winncom Technologies, Inc. Winncom specializes in marketing, distribution and service, as well as selected design, manufacturing and installation, of wireless component and network solutions in support of both voice and data applications, primarily through third party distributors located in the United States. Effective October 31, 2006, Winncom was sold for $17,000,000 and ceased to be a wholly owned subsidiary.

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

In May 2006, the Company formed a new wholly-owned subsidiary, ARC Wireless Hong Kong Limited to pursue Asian and other international business, and to further strengthen the Company's procurement and manufacturing capabilities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom"), through October 31, 2006, the date of its sale, and Starworks Wireless Inc. ("Kit") and ARC Wireless Hong Kong Limited, ("ARCHK"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of $4.6 million since inception in 1989. In 2005, 2004 and 2002 the Company generated net income and in 2006 and 2003 the Company generated losses. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and available borrowings on existing bank line of credit will be sufficient to allow the Company to maintain its operations through December 31, 2007.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time the Company has cash balances in excess of Federally Insured amounts.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, money market accounts, accounts receivable, and accounts payable, accrued expenses and bank debt. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts, continuing operations, was $31,000 and $25,000 at December 31, 2006 and 2005. Bad debt expense, continuing operations, was $0, $13,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following at December 31:

                                        2006           2005
                                    -----------    -----------
                Raw materials       $   900,000    $   954,000
                Work in progress        128,000        129,000
                Finished goods          454,000        416,000
                                    -----------    -----------
                                      1,482,000      1,499,000
                Inventory reserve      (694,000)      (580,000)
                                    -----------    -----------
                Net inventory       $   788,000    $   919,000
                                    ===========    ===========

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

                                               2006           2005
                                           -----------    -----------
         Machinery and equipment           $ 1,237,000    $ 1,152,000
         Computer equipment and software       404,000        390,000
         Furniture and fixtures                180,000        177,000
         Leasehold improvements                 89,000         89,000
                                           -----------    -----------
                                             1,910,000      1,808,000
         Accumulated depreciation           (1,613,000)    (1,466,000)
                                           -----------    -----------
                                           $   297,000    $   342,000
                                           ===========    ===========

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $147,000, $211,000 and $235,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $15,000, $16,000 and $16,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

                                                2006            2005
                                            ------------    ------------

      Patents                               $    252,000    $    241,000
      Goodwill                                      --        12,164,000
                                            ------------    ------------
                                                 252,000      12,405,000
      Accumulated amortization                  (154,000)     (1,478,000)
                                            ------------    ------------
      Goodwill and intangible assets, net   $     98,000    $ 10,927,000
                                            ============    ============

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Pursuant to SFAS No. 142, Goodwill and other indefinite lived intangible assets are no longer amortized, but must be tested for impairment at least annually. The Company has performed both the transitional impairment test and annual impairment test required by SFAS No. 142, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in the Company's wireless business, market capitalization, operating results or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off. Goodwill was eliminated upon the sale of Winncom effective October 31, 2006.

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

Starting in 2005, the Company commenced a long term construction contract and the Company follows the percentage-of-completion method of accounting for contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance.

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

Total contract revenue recognized for the years ended December 31, 2006 and 2005 was $20,555,000 and $2,632,000, respectively.

The following amounts relate to the aggregate of contracts in progress as of December 31, 2005.

Costs incurred                            $ 9,429,000
Amounts billed                             (3,529,000)
                                          -----------
Construction in progress                  $ 5,900,000
                                          ===========

Amounts billed                            $ 3,528,000
Revenue recognized                         (2,632,000)
                                          -----------
Billings in excess of recognized income   $   896,000
                                          ===========

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of cost of sales.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $363,000, $315,000 and $250,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown. Advertising costs charged to operations were $20,000, $40,000 and $22,000 in 2006, 2005 and 2004, respectively.

Product Warranty

The Company's vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. The Company does warranty products it manufactures and records a provision for estimated warranty costs at the time of the sale and periodically adjusts the provision to reflect actual experience. Warranty expense was not material to the Company's consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

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

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                                       Year Ended
                                    December 31, 2006
                                    -----------------
Stock options                            $11,000
                                         -------
Total share-based compensation expense   $11,000
                                         =======

Prior to January 1, 2006, the Company followed APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 ("SFAS No. 123") required use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income and per share amounts for the years ended December 31, 2005 and 2004, would have been adjusted to the pro forma amounts indicated below:

                                                  Years Ended December 31,
                                                 --------------------------
                                                     2005           2004
                                                 -----------    -----------
     Net income (loss) as reported               $ 1,292,000    $   688,000
     Add: stock based compensation included
     in reported net income (loss)
     Deduct: Stock-based compensation cost
     under SFAS 123                                  (29,000)       (86,000)
                                                 -----------    -----------
     Pro forma net income (loss)                 $ 1,263,000    $   602,000
                                                 ===========    ===========

     Pro forma shares used in the calculation
     of pro forma net income (loss) per common
     share - basic and diluted                     3,084,000      3,080,000
     Reported net income (loss) per common
     share - basic and diluted                          $.42           $.22
     Pro forma net income (loss) per common
     share - basic and diluted                          $.41           $.20


Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model.

Stock option activity was as follows:

                                   Number of    Weighted Average
                                    Shares     Exercise Price ($)
                                    =======    ==================

     Balance at January 1, 2006      52,000        $   7.50
     Granted                          5,000        $   6.50
     Exercised
                                                   --------
     Forfeited or expired            (5,000)       $   7.50
                                    -------        --------
     Balance at December 31, 2006    52,000        $   7.50
                                    =======        ========

The following table presents information regarding options outstanding as of December 31, 2006:

--------------------------------------------------------------------------------
Weighted average contractual remaining term - options outstanding      .43 years
--------------------------------------------------------------------------------
Aggregate intrinsic value - options outstanding                                -
--------------------------------------------------------------------------------
Options exercisable                                                       49,500
--------------------------------------------------------------------------------
Weighted average exercise price - options exercisable                      $7.35
--------------------------------------------------------------------------------
Aggregate intrinsic value - options exercisable                                -
--------------------------------------------------------------------------------
Weighted average contractual remaining term - options exercisable      .43 years
--------------------------------------------------------------------------------

There was no intrinsic value for options outstanding or options exercisable since no options were exercised during the year ended December 31, 2006.

The following weighted average assumptions were used:

    ------------------------------------ ---------------------------------------
                                                 Years Ended December 31,
    ------------------------------------ ------------- ------------- -----------
                                             2006          2005         2004
    ------------------------------------ ------------- ------------- -----------
    Volatility                                   .751    .80 - 1.02        1.04
    ------------------------------------ ------------- ------------- -----------
    Expected life of options (in years)             2             2           2
    ------------------------------------ ------------- ------------- -----------
    Dividend Yield                              0.00%         0.00%       0.00%
    ------------------------------------ ------------- ------------- -----------
    Risk free interest rate                     6.00%         3.75%        3.0%
    ------------------------------------ ------------- ------------- -----------
    Per share value of options granted          $3.00         $3.75       $3.60
    ------------------------------------ ------------- ------------- -----------


As of December 31, 2006, future compensation costs related to nonvested stock options was $7,000. Management anticipates that this cost will be recognized over a weighted average period of 1 year.

Net Income (Loss) Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the year ended December 31, 2005 and 2004 options and warrants totaling 50,000 and 85,000 shares, respectively were not included in the calculation of diluted earnings per share because their effect is anti-dilutive. For the year ended December 31, 2006, the Company incurred a net loss and stock options totaling 52,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for 2006.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                                     Years Ended December 31,
                                                              -------------------------------------
                                                                 2006          2005         2004
Numerator: Net Income (Loss)                                  $ (742,000)   $1,292,000   $  688,000
                                                              ==========    ==========   ==========

Denominator:
Denominator for basic earnings per share - weighted average
shares                                                         3,086,000     3,083,000    3,078,000
Effect of dilutive securities
  Employee stock options                                            --           1,000        2,000
  Common stock warrants                                             --            --           --
                                                              ----------    ----------   ----------
Denominator for diluted earnings per share - adjusted
weighted average shares and assumed conversion                 3,086,000     3,084,000    3,080,000
                                                              ==========    ==========   ==========

Basic earnings per share                                      $     (.24)   $      .42   $      .22
                                                              ==========    ==========   ==========

Diluted earnings per share                                    $     (.24)   $      .42   $      .22
                                                              ==========    ==========   ==========


Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF Issue No.
05-01, Accounting for the Conversion of an Instrument That Becomes Convertible
Upon the Issuer's Exercise of a Call Option ("EITF 05-01"). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer's exercise of call option when the issuance of equity securities is pursuant to the instrument's original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on the Company's results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing January 1, 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.

In September 2006, the FASB issued FASB No. 157, "Fair Value Measurements." FASB
No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of FASB
No. 157, the Company does not believe the impact will be material to its results of operations.


1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB No. 158, "Employers' Accounting for
Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB No.
87, 88, 106 and 132(R)." FASB No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB No. 158 is effective as of the fiscal year ending after December 15, 2006. The Company does not believe the impact of FASB No. 158 will be material to its results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff
Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial
Statements," ("SAB 108"). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fourth fiscal quarter of 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

Fair Value Option - In February 2007, the FASB issued FAS No. 159, The Fair
Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts.
Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair
Value Measurements. The Company is currently evaluating the impact, if any, of adopting FAS 159 on its financial condition or results of operations.

Note 2. Discontinued Operations

On July 28, 2006, ARC Wireless Solutions, Inc (the "Company") executed a Stock
Purchase Agreement ("Purchase Agreement") with Bluecoral Limited ("Bluecoral"), an Irish company, for the sale of its wholly-owned subsidiary, Winncom
Technologies Corp. ("Winncom") to Bluecoral for $17 million in cash, which was being held in escrow per the terms of the Purchase Agreement .

On October 31, 2006, the shareholders of the Company approved the sale of Winncom and the remaining conditions under the Purchase Agreement were satisfied. The Company received the $17,000,000 from the escrow agent on November 1, 2006.


Note 2. Discontinued Operations, continued

The net loss on the sale of Winncom is computed as follows:


Gross proceeds from the sale of Winncom   $ 17,000,000
Net assets                                 (17,187,000)
                                          ------------
Loss on sale of Winncom                   $   (187,000)
                                          ============


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

The net assets and liabilities of the discontinued operations of the distribution segment included in the accompanying consolidated balance sheet at December 31, 2005 are as follows:

                                          December 31, 2005
                                          -----------------
Current assets:
   Cash and equivalents                      $   103,000
   Accounts receivable - trade, net            6,798,000
   Accounts receivable - vendors, net            766,000
   Inventory, net                              5,188,000
   Construction in progress                    5,900,000
   Other current assets                          730,000
                                             -----------
Total current assets                          19,485,000

Property and equipment, net                       90,000

Other assets:
   Goodwill, net                              10,824,000
   Deposits                                      125,000
                                             -----------
Total assets                                 $30,524,000
                                             ===========

Current liabilities:
   Accounts payable                          $10,060,000
Bank debt - current                            1,459,000
   Accrued expenses                              455,000
   Billings in excess of recognized income       896,000
                                             -----------
Total current liabilities                     12,870,000

Bank debt, less current portion                2,469,000
                                             -----------
Total liabilities                            $15,339,000
                                             ===========


Note 2. Discontinued Operations, continued

Information related to the discontinued operations for the years ended December
31, 2006, 2005 and 2004 are as follows:

                                             2006            2005            2004

Sales, net                               $ 28,773,000    $ 30,288,000    $ 29,213,000
Contract revenue                           20,555,000       2,632,000            --
                                         ------------    ------------    ------------
  Total revenue                            49,328,000      32,920,000      29,213,000
                                         ------------    ------------    ------------

Cost of sales                              25,077,000      25,877,000      24,937,000
Cost of contract revenue                   19,236,000       2,296,000            --
                                         ------------    ------------    ------------
  Total cost of goods sold                 44,313,000      28,173,000      24,937,000
                                         ------------    ------------    ------------

      Gross profit                          5,015,000       4,747,000       4,276,000

Operating expenses:
   Selling, general and administrative
   expenses                                 3,996,000       3,874,000       3,451,000
                                         ------------    ------------    ------------
      Income from operations                1,019,000         873,000         825,000

Other income (expense):
   Interest expense, net                     (110,000)       (161,000)       (186,000)
   Other income                               159,000         190,000         422,000
                                         ------------    ------------    ------------
      Total other income (expense)             49,000          29,000         236,000
                                         ------------    ------------    ------------
Income before income taxes                  1,068,000         902,000       1,061,000

(Provision) Benefit for income taxes         (204,000)       (183,000)        (53,000)
                                         ------------    ------------    ------------
Net Income                               $    864,000    $    719,000    $  1,008,000
                                         ============    ============    ============

On October 1, 2003, our subsidiary, Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (8.75% at September 30, 2006) due April 30, 2007 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (9% at September 30, 2006). The term loan became due on October 26, 2006 and was paid in full. Substantially all of the assets of Winncom were collateral on the line of credit and the term loan.

The October 1, 2003 line of credit agreement contains several covenants, which, among other things, require that Winncom maintain certain financial ratios as defined in the agreement. In addition, the agreement limits the payment of management fees by Winncom to the Company, and also limits dividends and the purchase of property and equipment. As of October 31, 2006, Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project, specifically project engineering, laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was entered into only after Kazakhtelecom agreed to fully guarantee the repayment of Winncom's borrowings under the Line of Credit Agreement. The Line of Credit Agreement is collateralized only by the guarantee of Kazakhtelecom. Kazakhtelecom intends to repay the Line of Credit borrowings either from the proceeds of the permanent project financing or from its own capital. In September 2005, Winncom was advanced $1,334,000 under the Line of Credit Agreement and a portion of that balance still remained at December 31, 2005.

                                                      December 31,
                                                          2005
                                                      -----------
              Bank line of credit - Winncom           $ 2,469,000
              Foreign bank line of credit - Winncom     1,334,000
              Bank term loan - Winncom                    125,000
                                                      -----------
                                                        3,928,000
              Less current portion                     (1,459,000)
                                                      -----------
              Long-term portion                       $ 2,469,000
                                                      ===========


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

Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated labor costs incurred to date with management's current estimate of total labor costs to be incurred at contract completion. Revenue is recognized based on applying the percentage against the total contract amount. The uninstalled portion of equipment was excluded from the calculation of accumulated costs in measuring contract progress and recognizable contract revenue.

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

Total contract revenue recognized for the ten months ended October 31, 2006 and the year ended December 31, 2005 was $20,555,000 and $2,632,000, respectively.

The following amounts relate to the aggregate of contracts in progress as December 31, 2005.

                                       December 31, 2005
                                       -----------------
Costs incurred to date                    $ 8,196,000
Contract costs recognized in 2005                --
Contract costs recognized in 2006          (2,296,000)
                                          -----------
Construction in progress                  $ 5,900,000
                                          ===========

Amounts billed                            $ 3,528,000
Revenue recognized in 2005                 (2,632,000)
Revenue recognized in 2006                       --
                                          -----------
Billings in excess of recognized income   $   896,000
                                          ===========


3. Revolving Bank Loan Agreements and Notes Payable

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

On May 10, 2005, the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks, which was renewed for one year in May 2006. The new Credit Facility has a maturity of one year, with interest at 1.5% over prime (9.75% at December 31, 2006), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of the Company and its wholly owned subsidiary, Starworks , but excluding Winncom. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for the Company and Starworks combined. As of December 31, 2006, the Company was in compliance with these covenants. The weighted average interest rate for 2006 and 2005 was 8% and 9%, respectively.

Revolving bank line of credit at December 31, 2006 and 2005 consist of:

                                        2006       2005

       Line of credit, current       $ 830,000   $554,000
                                     =========   ========


4. Stockholders' Equity

On February 9, 2007, the Company announced a one-for-fifty reverse stock split of its issued and outstanding common stock to be effective as of February 12, 2007 (the "Effective Date"). Pursuant to the reverse stock split, each fifty shares of the Company's issued and outstanding common stock were reclassified and combined into one share of the Company's common stock as of the Effective Date. The number of shares of the Company's common stock authorized remained at 250 million shares, without any change in par value per common share, and the number of shares of the Company's preferred stock authorized remained at 2 million.

As of the Effective Date, the exercise or conversion price, as well as the number of shares issuable under each of the Company's outstanding stock option agreements, were proportionately adjusted to reflect the reverse stock split. In addition, the number of shares authorized for issuance under the Company's equity compensation plans were proportionately reduced as of the Effective Date to reflect the reverse stock split.

Stockholders's equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the reverse stock split. In addition, all references in the accompanying consolidated financial statements, to the weighted average shares, per share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the reverse stock split.

In March 2002, the Company issued 4,000 shares of restricted common stock for consulting services valued at $34,000. The consulting agreement provides that, because it was cancelled in September 2002, 2,000 of these shares are required to be returned to the Company. The consultant was claiming the right to retain all 4,000 shares. In 2005, the consultant and the Company agreed to a settlement whereby the consultant agreed to retain 1,600 shares of common stock.

In November 1997, the Board of Directors approved our 1997 Stock Option And Compensation Plan (the "Plan"). Pursuant to the Plan, we may grant options to purchase an aggregate of 100,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. In November 2004, the shareholders approved to amend the Plan to increase the aggregate number of option to be issued under the Plan from 100,000 to 200,000. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan, except that the option committee shall not administer the Plan with respect to automatic grants of options to our directors who are not our employees. The option committee may be the entire Board or a committee of the Board.

On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 5,000 to 500 options, and (2) decrease the amount of exercisable options from 1,000 to 100 per meeting. The term of the outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change. On July 5, 2002, the Board of Directors voted to (1) increase the amount of options automatically granted to Outside Directors from 500 to 2,5000 options, and (2) increase the amount of exercisable options from 100 to 500 per meeting. The other terms of the Outside Director options did not change.

The Company granted a total of 5,000 options to Outside Directors under the Plan during 2006 at an exercise price of $6.50 per share.

The Company granted a total of 5,000 options to Outside Directors under the Plan during 2005 at exercise prices ranging from $5.50 to $7.50 per share.

4. Stockholders' Equity, continued

The Company granted a total of 5,000 options to Outside Directors under the Plan during 2004 at an exercise price of $8.00 per share

The following table summarizes the option activity for 2006, 2005 and 2004:

                                          Number of    Weighted Average
                                           Shares     Exercise Price ($)
                                           -------    ------------------

        2004 Activity:
        Outstanding at beginning of year    61,500        $   10.50
        Granted                             25,000        $    6.50
        Exercised                             --
        Forfeited or expired               (38,000)       $    8.00
                                           -------        ---------
        Outstanding at end of year          48,500        $    7.50
                                           =======        =========
        Exercisable at end of year          47,500        $    7.50
                                           =======        =========

        2005 Activity:
        Outstanding at beginning of year    48,500        $    8.00
        Granted                              7,000        $    6.50
        Exercised                             --
        Forfeited or expired                (3,500)       $    7.00
                                           -------        ---------
        Outstanding at end of year          52,000        $    7.50
                                           =======        =========
        Exercisable at end of year          50,500        $    7.50
                                           =======        =========

        2006 Activity:
        Outstanding at beginning of year    52,000        $    7.50
        Granted                              5,000        $    6.50
        Exercised
        Forfeited or expired                (5,000)       $    8.00
                                           -------        ---------
        Outstanding at end of year          52,000        $    7.30
                                           =======        =========
        Exercisable at end of year          49,500        $    7.35
                                           =======        =========


At December 31, 2006, there are 49,500 options exercisable from $5.50 to $9.00. These options expire between 2007 and 2008. The weighted average grant date fair value of the options granted is $3.00

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2006, 2005 and 2004 were .43 years, 1.23 years and 2.04 years, respectively.

5. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally valuation allowances for inventory and trade receivables for financial reporting purposes and accelerated depreciation for income tax purposes. Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                      2006         2005         2004
                                                   ---------    ---------    ---------
Current                                            $ (93,000)   $ 198,000    $  53,000
Deferred                                              30,000     (490,000)        --
                                                   ---------    ---------    ---------
Total (benefit) expense                            $ (63,000)   $(292,000)   $  53,000
                                                   =========    =========    =========

Total (benefit) expense, continuing operations     $(267,000)   $(475,000)   $    --
Total (benefit) expense, discontinued operations     204,000      183,000       53,000
                                                   ---------    ---------    ---------
Total (benefit) expense                            $ (63,000)   $(292,000)   $  53,000
                                                   =========    =========    =========

The Company had not recorded a liability for federal income taxes payable currently, or for deferred taxes to future periods for 2004 due to the existence of substantial net operating loss carry-forward amounts available to offset taxable income. For the year ended December 31, 2005, the Company utilized all of its remaining net operating loss carry forwards of approximately $402,000 to offset some taxable income. As a result of the net loss from continuing operations of $1.6 million for the year ended December 31, 2006, management believes a valuation allowance on its deferred tax assets is necessary. The components of the deferred taxes asset as of December 31 are as follows:

                                                2006         2005
                                             ---------    ---------
     Deferred tax assets (current):
         Net operating loss carry-forwards   $ 191,000    $    --
         Inventory reserve                     258,000      297,000
         Accrued expenses                         --         76,000
         Bad debt reserves                      11,000      143,000
         Property and equipment                   --           --
                                             ---------    ---------
                                               460,000      516,000
     Deferred tax liabilities (long-term):
         Property and equipment                 (3,000)     (14,000)
         Other assets                          (12,000)     (12,000)
                                             ---------    ---------
                                               (15,000)     (26,000)

     Deferred tax assets                       445,000      490,000
     Valuation allowance                      (445,000)        --
                                             ---------    ---------
     Net deferred tax assets                 $    --      $ 490,000
                                             =========    =========



5. Income Taxes, continued

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 35% to the provision for income taxes is as follows at December 31:

                                                      2006         2005         2004
                                                   ---------    ---------    ---------
Tax (benefit) expense computed at statutory rate   $(190,000)   $ 350,000    $ 261,000
State income tax                                      42,000       27,000       53,000
Valuation allowance                                  445,000     (680,000)    (214,000)
Effect of permanent differences                       (5,000)      (7,000)      (6,000)
Other (primarily net operating losses)              (355,000)      18,000      (41,000)
                                                   ---------    ---------    ---------
Provision for income taxes expense (benefit)       $ (63,000)   $(292,000)   $  53,000
                                                   =========    =========    =========

As of December 31, 2005, the Company determined that a valuation allowance was not necessary as management believes that it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2006 and 2004, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized and therefore a valuation allowance for the full amount was recorded. The valuation allowance increased by $445,000 in 2006 and decreased by $680,000 in 2005 and $214,000 in 2004.


6. Sales to Major Customers

The Company had no sales from continuing operations in excess of 10% of its net sales to any unrelated parties for the years ended December 31, 2006, 2005 and 2004 although the loss of any significant customer(s) could have an adverse impact on our financial condition.

7. Significant Suppliers

With regard to continuing operations, during 2006, the Company purchased approximately 39% of its product from two vendors, in 2005, the Company purchased approximately 22% of its product from two vendors and in 2004 the Company purchased approximately 31% of its product from two vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

8.  Leasing Activities

The Company leases its facilities under noncancellableoperating leases through 2010. Minimum future rentals payable under the leases are as follows:

                    2007                  $  246,000
                    2008                     259,000
                    2009                     271,000
                    2010                     163,000
                                          ----------
                                          $  939,000
                                          ==========

Rent expense from continuing operations was $245,000, $247,000 and $250,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Certain of the Company's office space leases are structured to include scheduled and specified rent increases over the lease term. The Company has recognized the effect of these rent escalations and periods of free rent on a straight-line basis over the lease terms.

Property, plant and equipment included the following amounts for leases that have been capitalized at December 31, 2006 and December 31, 2005.

                                                 2006         2005
                                              ---------    ---------

           Machinery and Equipment            $ 215,000    $ 193,000
           Computers and Software                52,000       52,000
           Furniture and Fixtures                13,000       13,000
                                              ---------    ---------
                                                280,000      258,000
           Less accumulated amortization       (139,000)     (99,000)
                                              ---------    ---------
                                              $ 141,000    $ 159,000
                                              =========    =========

The Company recorded amortization expense of $50,000, $39,000 and $20,000, respectively, on assets recorded under capitalized leases for 2005, 2004 and 2003.

Future minimum lease payments under capital leases are as follows at December 31, 2006:

               2007                                      $39,000
               2008                                       18,000
               2009                                        7,000
               2010                                            -
                                                         -------
               Total minimum lease payments               64,000
               Amount representing interest               (9,000)
                                                         -------
               Present value of lease payments           $55,000
                                                         =======

9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. For the year ended December 31, 2004, the Board of Directors approved a discretionary match in Company common stock, as such the Company accrued $58,000, represented the value of the employer matching contribution. The 2004 matching contribution was paid in 2005 by the issuance of 8,149 shares of common stock.

10. Commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. At December 31, 2006, non-cancellable purchase obligations totaled approximately $776,000.

The Company entered into an employment agreement with our CEO, Mr. Marx, effective as of January 2, 2004, which terminates on January 2, 2007. Mr. Marx is to receive an annual base salary of $195,000, $235,000 and $245,000 per year, respectively, during the term of the agreement and is eligible to receive annual bonuses ranging from $25,000 to $150,000 if the Company achieves certain predetermined net income goals.

The Company entered into an employment agreement with our former President, Mr. Raskin, effective as of October 1, 2004 with a term of two and one-half years. Pursuant to the agreement, Mr. Raskin was to receive an annual base salary of $385,000 per year. Mr. Raskin was eligible to receive bonuses for each of the years ending December 31, 2004, 2005 and 2006 of 10% of net income. Effective with the sale of Winncom, this employment agreement terminated and Mr. Raskin resigned as President of the Company.

The Company entered into an employment agreement with our Chief Financial Officer and Treasurer, Mr. Lamirato, effective July 1, 2005. The employment agreement is for the period July 1, 2005 through June 30, 2007, at an annual base salary of $155,000 and during the term of the agreement and is eligible to receive an annual bonus of $15,000 if the Company achieves certain predetermined net income goals.

The Company entered into a written employment agreement with our Chief Technology Officer, Mr. Olson, effective August 22, 2004. The employment agreement is for the period August 22, 2004 through August 22, 2007 at an annual base salary of $175,000. Mr. Olson also is eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement.

11. Segment Information

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

The Company has two reportable segments that are separate business units that offer different products as follows: antenna manufacturing and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. Due to the sale of Winncom on October 31, 2006, which was the Distribution segment, distribution is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

For the years ended December 31, 2006, 2005 and 2004, less than 5% of our sales from continuing operations were outside North America.

Financial information regarding the Company's two operating segments for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                           Manufacturing         Cable       Corporate        Total
                                           -------------         -----       ---------        -----
Net Sales                     2006          $6,518,000         $500,000      $(548,000)     $6,470,000
                              2005           6,630,000          420,000       (314,000)      6,736,000
                              2004           6,433,000          379,000       (363,000)      6,449,000

Net income (loss) from        2006            (467,000)          (7,000)    (1,132,000)     (1,606,000)
continuing operations         2005           1,390,000          (34,000)      (783,000)        573,000
                              2004             710,000          (56,000)      (974,000)       (320,000)

Income  (loss) before income  2006            (734,000)          (7,000)    (1,132,000)     (1,873,000)
taxes, continuing operations  2005             914,000          (34,000)      (783,000)         97,000
                              2004             710,000          (56,000)      (974,000)       (320,000)

Identifiable assets,          2006           3,082,000          220,000     14,673,000      17,975,000
continuing operations         2005           3,730,000          192,000       (957,000)      2,965,000
                              2004           3,320,000          250,000       (969,000)      2,601,000

Capital expenditures,         2006              80,000               -               -          80,000
continuing operations         2005              74,000               -               -          74,000
                              2004              76,000               -               -          76,000

Depreciation and              2006             162,000               -               -         162,000
amortization, continuing      2005             184,000           3,000               -         187,000
operations                    2004             199,000           2,000               -         201,000

Interest expense,             2006             124,000              -                -         124,000
continuing operations         2005             123,000              -                -         123,000
                              2004             114,000              -                -         114,000

Corporate represents the operations of the parent Company, including segment eliminations.



                                      F-26

                                  EXHIBIT INDEX
Exhibit
Number                    Description
------                    -----------

3.1a Articles of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).
3.1b Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
3.1c Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
3.1d      Amended and Restated Articles of Incorporation dated October 11, 2000.
          (1)
3.2       Bylaws of the Company as amended and restated on March 25, 1998. (2)
10.1 Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000. (3)
10.2 Employment Agreement effective January 2, 2004 between the Company and Randall P. Marx. (4)
10.3 Employment Agreement effective October 1, 2004 between Winncom Technologies Corp. and Gregory E. Raskin. (4)
10.4 Employment Agreement effective July 1, 2005 between the Company and Monty R. Lamirato. (5)
10.5 Stock Purchase Agreement, dated as of July 28, 2006, by and among the Company, Winncom Technologies Corp. and Bluecoral Limited. (6)
10.6 Escrow Agreement, dated as of July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC. (6)
14.1      Amended and Restated Code of Ethics (7)
21        Subsidiaries of the Registrant
31.1 Officers' Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Officers' Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1      Nominating Policies and Procedures

----------
(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4) Incorporated by reference from the Company's Form 10-K for December 31, 2004 filed on March 30, 2005.
(5) Incorporated by reference from the Company's Form 10-K for December 31, 2005 filed on March 20, 2006.
(6) Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(7) Incorporated by reference from the Company's Form 8-K filed on November 10, 2006.