Form 10-Q
period 2007-03-31
ARC WIRELESS SOLUTIONS INC
filed 2007-05-15
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10 - Q

                               -------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

                                 Not Applicable
                                 --------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 1, 2007, the Registrant had 3,088,741 shares outstanding of its $.0005 par value common stock.


================================================================================

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                                 March 31, 2007

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2007
            (unaudited) and December 31, 2006................................ 4

         Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2007 and 2006 (unaudited)........... 5

         Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2007 and 2006 (unaudited)........... 6

         Notes to Consolidated Financial Statements.......................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 17

Item 4.  Controls and Procedures............................................. 17


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 18

Item 1A. Risk Factors........................................................ 18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 18

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

Item 6.  Exhibits ........................................................... 18

Signatures................................................................... 19

Exhibit 31.1................................................................. 21

Exhibit 31.2................................................................. 22

Exhibit 32.1................................................................. 23


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  ARC Wireless Solutions, Inc.
                              Condensed Consolidated Balance Sheets

                                                                     March 31,      December 31,
                                                                        2007            2006
                                                                    (unaudited)      (audited) *
                                                                    ------------    ------------
Assets
------
Current assets:
   Cash and equivalents                                             $ 15,229,000    $ 15,720,000
   Accounts receivable - trade, net                                      864,000         620,000
   Inventory, net                                                        818,000         788,000
   Other current assets                                                  498,000         416,000
                                                                    ------------    ------------
Total current assets                                                  17,409,000      17,544,000
                                                                    ------------    ------------

Property and equipment, net                                              286,000         297,000

Other assets:
   Intangible assets, net                                                 97,000          98,000
   Deposits                                                               35,000          36,000
                                                                    ------------    ------------
Total assets                                                        $ 17,827,000    $ 17,975,000
                                                                    ============    ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
   Accounts payable                                                 $    964,000    $    790,000
   Bank debt - current                                                   831,000         830,000
   Accrued expenses                                                      187,000         213,000
   Current portion of capital lease obligations                           32,000          32,000
                                                                    ------------    ------------
Total current liabilities                                              2,014,000       1,865,000

Capital lease obligations, less current portion                           11,000          23,000
                                                                    ------------    ------------
Total liabilities                                                      2,025,000       1,888,000
                                                                    ------------    ------------

Commitments (Notes 8 and 10)
Stockholders' equity:
   Preferred stock, $001 par value, 2,000,000 authorized, none              --              --
   issued and outstanding
   Common stock, $.0005 par value, 250,000,000 authorized,                 2,000           2,000
   3,088,000 and 3,126,000 issued in 2007 and 2006, respectively
   Additional paid-in capital                                         20,673,000      21,855,000
   Treasury stock, at cost, 39,000 shares in 2006                           --        (1,195,000)
   Accumulated deficit                                                (4,873,000)     (4,575,000)
                                                                    ------------    ------------
Total stockholders' equity                                            15,802,000      16,087,000
                                                                    ------------    ------------
Total liabilities and stockholders' equity                          $ 17,827,000    $ 17,975,000
                                                                    ============    ============


* These numbers were derived from the audited financial statements for the year ended December 31, 2006 and adjusted for discontinued operations. See accompanying notes.


                          ARC Wireless Solutions, Inc.
                 Condensed Consolidated Statements of Operations


                                                      Three Months Ended March 31,
                                                           2007           2006
                                                       -----------    -----------
                                                               (unaudited)

Sales, net                                             $ 1,581,000    $ 1,549,000
Cost of sales                                            1,170,000      1,129,000
                                                       -----------    -----------
      Gross profit                                         411,000        420,000

Operating expenses:
   Selling, general and administrative expenses            868,000        726,000
                                                       -----------    -----------
      Loss from operations                                (457,000)      (306,000)

Other income (expense):
   Interest expense, net                                    (6,000)       (27,000)
   Other income                                            165,000           --
                                                       -----------    -----------
      Total other income (expense)                         159,000        (27,000)
                                                       -----------    -----------
Loss from continuing operations before income taxes       (298,000)      (333,000)

Benefit for income taxes                                      --           54,000
                                                       -----------    -----------
Loss from continuing operations                           (298,000)      (279,000)

Discontinued Operations (Note 2)

Income from operations of the discontinued component
                                                              --          322,000
Provision for income taxes, discontinued component
                                                              --          (13,000)
                                                       -----------    -----------
Net income (loss)                                      $  (298,000)   $    30,000
                                                       ===========    ===========

Net income (loss) per share - continuing operations
- basic and diluted                                    $      (.10)   $      (.09)
                                                       ===========    ===========
Net income per share - discontinued operations
- basic and diluted                                           --      $       .10
                                                       ===========    ===========
Net income (loss) per share - basic and diluted
                                                       $      (.10)          --
                                                       ===========    ===========
Weighted average shares - basic                          3,088,000      3,086,000
                                                       ===========    ===========
Weighted average shares - diluted                        3,088,000      3,087,000
                                                       ===========    ===========

See accompanying notes.


                                  ARC Wireless Solutions, Inc.
                         Condensed Consolidated Statements of Cash Flows

                                                                  Three Months Ended March 31,
                                                                      2007            2006
                                                                  ------------    ------------
                                                                          (unaudited)
Operating activities
--------------------
Loss from continuing operations                                   $   (298,000)   $   (279,000)
Adjustments to reconcile loss from continuing operations to
net cash used in continuing operating activities:
     Depreciation and amortization                                      37,000          37,000
     Non-cash expense for issuance of stock and options                 12,000           5,000
       Deferred taxes                                                     --           (58,000)
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                     (244,000)        176,000
       Inventory                                                       (30,000)        (90,000)
       Prepaids and other current assets                               (82,000)        (42,000)
          Other assets                                                   1,000            --
       Accounts payable and accrued expenses                           148,000          55,000
                                                                  ------------    ------------
Net cash used in continuing operations                                (456,000)       (196,000)
Net cash provided by discontinued operations                              --           324,000
                                                                  ------------    ------------
Net cash provided by (used in) operating activities                   (456,000)        128,000
                                                                  ------------    ------------

Investing activities
--------------------
Patent acquisition costs                                                (3,000)         (8,000)
Purchase of plant and equipment                                        (22,000)        (39,000)
                                                                  ------------    ------------
Net cash used in investing activities, continuing operations           (25,000)        (47,000)
                                                                  ------------    ------------
Purchase of plant and equipment, discontinued operations                  --           (13,000)
                                                                  ------------    ------------
Net cash used in investing activities, discontinued operations            --           (13,000)
                                                                  ------------    ------------
Net cash used in investing activities                                  (25,000)        (60,000)
                                                                  ------------    ------------

Financing activities
--------------------
Net advances from line of credit                                         1,000         129,000
Net repayment of line of credit and capital lease obligations          (11,000)        (20,000)
                                                                  ------------    ------------
Net cash (used in) provided by financing activities, continuing
operations                                                             (10,000)        109,000
                                                                  ------------    ------------
Net repayment of line of credit and bank debt, discontinued
operations                                                                --          (208,000)
                                                                  ------------    ------------
Net cash used in financing activities, discontinued operations            --          (208,000)
                                                                  ------------    ------------
Net cash used in financing activities                                  (10,000)        (99,000)
                                                                  ------------    ------------

Net change in cash                                                    (491,000)        (31,000)
Cash, beginning of period                                           15,720,000          64,000
                                                                  ------------    ------------
Cash, end of period                                               $ 15,229,000    $     33,000
                                                                  ============    ============

Supplemental cash flow information:
  Cash paid for interest, continuing operations                   $      6,000    $     27,000
  Cash paid for interest, discontinued operations                         --      $     38,000


See accompanying notes.

                                                6

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ending December 31, 2006.

During the periods presented in the unaudited condensed consolidated financial statements, the Company operated in three business segments which are identified as Distribution, Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States. The Distribution segment is classified as a discontinued operation, see Note 2, as it was sold effective October 31, 2006.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future period.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2007, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

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

Consolidation Policy

The accompanying unaudited condensed consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC" or the "Company") and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom"), until the date of its sale, which was October 31, 2006, Starworks Wireless Inc. ("Starworks") and ARC Wireless Hong Kong Limited ("ARCHK"), since their respective acquisition dates, after elimination of all material intercompany accounts, transactions, and profits.

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

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                                               Three Months Ended
                                         -------------------------------
                                         March 31, 2007   March 31, 2006
                                         --------------   --------------
Stock options                                $8,000           $4,000
                                             ------           ------
Total share-based compensation expense       $8,000           $4,000
                                             ======           ======

Prior to January 1, 2006, the Company followed APB Opinion No. 25 and related interpretations in accounting for its stock options and grants because the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 ("SFAS No. 123") required use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

Stock option activity was as follows:

                                           Number of    Weighted Average
                                            Shares     Exercise Price ($)
                                            -------    ------------------

     Balance at January 1, 2007              52,000         $   7.50
     Granted                                  2,500         $   4.80
     Exercised                                 --
     Forfeited or expired                   (20,000)        $   9.00
                                            -------         --------
     Balance at March 31, 2007               34,500         $   6.15
                                            =======         ========

The following table presents information regarding options outstanding as of March 31, 2007:

Weighted average contractual remaining term - options outstanding      .55 year
Aggregate intrinsic value - options outstanding                               -
Options exercisable                                                      32,500
Weighted average exercise price - options exercisable                     $6.15
Aggregate intrinsic value - options exercisable                               -
Weighted average contractual remaining term - options exercisable      .55 year

There was no intrinsic value for options outstanding or options exercisable because no options were exercised during the three months ended March 31, 2007.

The following weighted average assumptions were used:

                                     Three Months Ended    Three Months Ended
                                        March 31, 2007       March 31, 2006
                                        --------------       --------------
Volatility                                   .536                 1.024
Expected life of options (in years)             2                     2
Dividend yield                              0.00%                 0.00%
Risk free interest rate                     5.25%                 4.00%
Per share value of options granted          $1.59                 $4.50

As of March 31, 2007, future compensation costs related to nonvested stock options was $3,200. Management anticipates that this cost will be recognized over a weighted average period of one year.

Note 2. Discontinued Operations

On July 28, 2006, ARC Wireless Solutions, Inc (the "Company") executed a Stock Purchase Agreement ("Purchase Agreement") with Bluecoral Limited ("Bluecoral"), an Irish company, for the sale of the Company's wholly-owned subsidiary, Winncom Technologies Corp. ("Winncom") to Bluecoral for $17 million in cash, which was being held in escrow per the terms of the Purchase Agreement.

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

There were no discontinued operations for the three months ended March 31, 2007. Information related to the discontinued operations for the three months ended March 31, 2006 are as follows:

Sales, net                                        $  7,400,000
Contract revenue                                     2,803,000
                                                  ------------
  Total revenue                                     10,203,000
                                                  ------------

Cost of sales                                        6,363,000
Cost of contract revenue                             2,593,000
                                                  ------------
  Total cost of goods sold                           8,956,000
                                                  ------------

      Gross profit                                   1,247,000

Operating expenses:
   Selling, general and administrative expenses        965,000
                                                  ------------
      Income from operations                           282,000

Other income (expense):
   Interest expense, net                               (38,000)
   Other income                                         78,000
                                                  ------------
      Total other income (expense)                      40,000
                                                  ------------
Income before income taxes                             322,000

Provision for income taxes                             (13,000)
                                                  ------------
Net income                                        $    309,000
                                                  ============

On October 1, 2003, the Company's subsidiary, Winncom, executed a new $4,000,000 line-of-credit agreement with a bank with interest at prime plus .5% (8.75% at March 31, 2007) due April 30, 2007 and converted $500,000 of the balance outstanding under the line of credit at September 30, 2003 into a 36-month term loan with monthly principal payments of $13,888 plus interest at prime plus .75% (8.5% at March 31, 2006). The term loan became due on October 26, 2006 and was paid in full. Substantially all of the assets of Winncom were collateral on the line of credit and the term loan.

The October 1, 2003 line of credit agreement contained several covenants, which, among other things, required that Winncom maintain certain financial ratios as defined in the agreement. In addition, the agreement limited the payment of management fees by Winncom to the Company, and also limited dividends and the purchase of property and equipment. As of October 31, 2006, Winncom was in compliance with these covenants.

In September 2005, Winncom entered into a one-year Line of Credit Agreement with Kazkommertsbank for $2.3 million with an annual interest rate of 13% for the purpose of funding a small portion of the Kazakhtelecom project, specifically project engineering, laying of fiber optic cable and telecommunication equipment purchases necessary to be completed before winter to avoid project delays. The Line of Credit Agreement was entered into only after Kazakhtelecom agreed to fully guarantee the repayment of Winncom's borrowings under the Line of Credit Agreement. The Line of Credit Agreement is collateralized only by the guarantee of Kazakhtelecom. Kazakhtelecom intends to repay the Line of Credit borrowings either from the proceeds of the permanent project financing or from its own capital. In September 2005, Winncom was advanced $1,334,000 under the Line of Credit Agreement and a portion of that balance still remained at March 31, 2006.

                                              March 31,
                                             -----------
                                                 2006
                                             -----------
     Bank line of credit - Winncom           $   968,000
     Foreign bank line of credit - Winncom     1,334,000
     Bank term loan - Winncom                     84,000
                                             -----------
                                               2,386,000
     Less current portion                     (1,418,000)
                                             -----------
     Long-term portion                       $   968,000
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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                Three Months Ended
                                          --------------------------------
                                          March 31, 2007    March 31, 2006
                                          --------------    --------------
Numerator: Net loss from continuing
operations                                  $(298,000)        $ (279,000)
                                            =========         ==========

Numerator: Net income from discontinued
operations                                       --           $  309,000
                                            =========         ==========

Denominator:
Denominator for basic earnings per share
- weighted average shares                   3,088,000          3,086,000
Effect of dilutive securities
  Employee stock options (**)                    --                1,000
                                            ---------         ----------
Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversion                      3,088,000          3,087,000
                                            =========         ==========
Basic earnings loss per share, continuing
operations                                  $    (.10)        $     (.09)
                                            =========         ==========
Diluted earnings (loss) per share,
continuing operations                       $    (.10)        $     (.09)
                                            =========         ==========
Basic earnings per share, discontinued
operations                                       --           $      .10
                                            =========         ==========
Diluted earnings per share, discontinued
operations                                       --           $      .10
                                            =========         ==========

** There are no dilutive shares used in the calculation of diluted earnings per share, continuing operations for the three months ended March 31, 2007 and 2006, since the Company had net losses from continuing operations for those periods.

Dilutive shares are used in the calculation of diluted earnings per share, discontinued operations for the three months ended March 31, 2006, since the Company had net income from discontinued operations for that period.

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                     March 31,     December 31,
                                    -----------    -----------
                                        2007           2006
                                    -----------    -----------
                Raw materials       $   901,000    $   900,000
                Work in progress        106,000        128,000
                Finished goods          506,000        454,000
                                    -----------    -----------
                                      1,513,000      1,482,000
                Inventory reserve      (695,000)      (694,000)
                                    -----------    -----------
                Net inventory       $   818,000    $   788,000
                                    ===========    ===========

Note 5. Revolving Bank Loan Agreements

On May 10, 2005, the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The current Credit Facility has an annual maturity, was currently due May 10, 2007, with interest at 1.75% over prime (10% at March 31, 2007), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks, but excluding Winncom. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. On May 4, 2007, the Credit Facility was extended to May 10, 2008 and the interest rate was reduced to prime plus 1.5%. As of March 31, 2007 and December 31, 2006, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at March 31, 2007 and December 31, 2006 was $831,000 and $830,000, respectively.

Note 6. Equity Transactions

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

As of the Effective Date, the exercise or conversion price, as well as the number of shares issuable under each of the Company's outstanding stock option agreements, were proportionately adjusted to reflect the reverse stock split. In addition, the number of shares authorized for issuance under the Company's equity compensation plans, were proportionately reduced as of the Effective Date to reflect the reverse stock split.

Stockholders' equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the reverse stock split. In addition, all references in the accompanying consolidated financial statements, to the weighted average shares, per share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the reverse stock split.

During the quarter ended March 31, 2007, the Company recorded the issuance of 800 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $4,000.

Note 7. Recent Accounting Pronouncements

Fair Value Option - In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. FAS 159, is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact, if any, of adopting FAS 159 on its financial condition or results of operations.

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

The Company has two reportable segments that are separate business units that offer different products as follows: antenna manufacturing and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. Due to the sale of Winncom at on October 31, 2006, which is the Distribution segment, distribution is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements.

Financial information regarding the Company's two continuing operating segments (which include segment eliminations) for the three months ended March 31, 2007 and 2006 are as follows:

                                             Manufacturing       Cable         Corporate         Total
                                             -------------   ------------    ------------    ------------
Net sales                             2007   $  1,519,000    $     62,000    $       --      $  1,581,000
                                      2006      1,456,000          93,000                    $  1,549,000

Net loss from continuing operations   2007       (149,000)        (18,000)       (131,000)       (298,000)
                                      2006        (45,000)         (4,000)       (230,000)       (279,000)

Loss from continuing operations       2007       (149,000)        (18,000)       (131,000)       (298,000)
before income taxes                   2006        (99,000)         (4,000)       (230,000)       (333,000)

Identifiable assets                   2007      3,527,000         123,000      14,177,000      17,827,000
                                      2006      2,779,000         179,000            --         2,958,000

Corporate represents the operations of the parent Company, excluding segment eliminations.


                                       14

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Continuing Operations for the Three Months Ended March 31, 2007 and 2006

Total revenues were $1,581,000 and $1,549,000 for the three month periods ended March 31, 2007 and March 31, 2006, respectively. The $32,000 increase in revenues during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is attributable to 1) a $122,000 increase in revenues from our Wireless Communications Solutions Division; and 2) a decrease of $90,000 in revenues from our subsidiary, Starworks. Approximately 20% of our first quarter 2007 revenues resulted from sales to a customer that has incurred significant historical losses. We have implemented procedures to minimize credit and inventory risk, however, should this customer default, not receive additional financing, or otherwise discontinue doing business with us, it is possible that it will have a negative impact on our projected revenues in the latter part of 2007.

Gross profit margins were 26% and 27% for the three months ended March 31, 2007 and March 31, 2006, respectively. The decrease in gross margin is primarily the result of lower margins at Starworks on cable sales. Starworks purchased from a supplier cable that did not meet our specifications and the cable has been or will be sold at a discount to our normal selling price or the cable will be scrapped. Subsequent to March 31, 2007, Starworks has negotiated a settlement with the supplier for a credit for the cable that did not meet our specifications as well as other related costs.

Selling, general and administrative expenses (SG&A) increased by $142,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Approximately $38,000 was due to increased costs (salaries and rent) associated with the organization of ARC Wireless Hong Kong Limited, $25,000 represents a reduction in allocated overhead due to the sale of Winncom in 2006, whereby those costs were not allocated in 2007. Other increases in SG&A costs comparing 2007 to 2006 include audit fees ($6,000) and legal fees ($25,000), travel and entertainment ($8,000), 401(k) employer contribution ($12,000) and outside engineering services ($4,000). SG&A as a percent of total revenues increased from 47% for the three months ended March 31, 2006 to 55% for the three months ended March 31, 2007. Salaries and wages, including commissions, which were consistent from 2006 to 2007, remains the largest component of SG&A, constituting 50% and 60% of the total SG&A for the three months ended March 31, 2007 and March 31, 2006, respectively.

Net interest expense was $6,000 for the three months ended March 31, 2007 compared to $27,000 for the three months ended March 31, 2006 primarily due to a decrease in the average balance outstanding on the line of credit and capital lease obligations despite an increase in the prime interest rate from 7.50% for the three months ended March 31, 2006 to 8.25% for the three months ended March 31, 2007. With the sale of Winncom on October 31, 2006 for $17 million in cash, the need to use our available line of credit was significantly reduced.

Other income in 2007, represent interest income on funds invested from the sale of Winncom. No such income was earned in 2006.

The benefit for income taxes in 2006 represents an increase in deferred income taxes for which there was no comparable benefit in 2007.

The Company had a net loss from continuing operations of $298,000 for the three months ended March 31, 2007 as compared to a net loss from continuing operations of $279,000 for the three months ended March 31, 2006. The increase in the net loss from 2006 to 2007 was primarily due to the 2006 loss from continuing operations including a $54,000 benefit for income taxes for which there was none in 2007 In addition, from 2006 to 2007 there was a $142,000 increase in SG&A expenses, offset by an increase in interest income of $165,000.

Results of Discontinued Operations for the Three Months Ended March 31, 2006 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations).

Financial Condition

The net cash used in operating activities from continuing operations was $456,000 for the three months ended March 31, 2007 compared to $196,000 for the three months ended March 31, 2006. The net cash used in operating activities from continuing operations in 2007 was primarily due to the net loss of $298,000 for the three months ended March 31, 2007, an increase in current assets of approximately $356,000 (which uses net cash) offset by an increase in current liabilities of $148,000 (which provides net cash) and adjustments of non-cash expenses of $49,000. The net cash used in continuing operations for the three months ended March 31, 2006 was primarily due to the net loss of $279,000 for the three months ended March 31, 2006, a decrease in current assets of approximately $44,000, an increase in current liabilities of $55,000, both of which reduce net cash used in operating activities, and a net non-cash gain of $16,000.

The net cash used in investing activities from continuing operations was $25,000 for the three months ended March 31, 2007 compared to $47,000 for the three months ended March 31, 2006, primarily the result of expenditures for patents and equipment. The net cash used in investing activities from discontinued operations was $13,000 for the three months ended March 31, 2006, primarily the result of expenditures for equipment.

For the three months ended March 31, 2007, net cash used in financing activities for continuing operations was the result of the repayment of capital lease obligations. For the three months ended March 31, 2006, net cash provided by financing activities from continuing operations was the result of advances from the line of credit. For the three months ended March 31, 2006, the net cash used in financing activities for discontinued operations was the result of net income from discontinued operations which provided excess working capital which was used to reduce bank lines of credit of the discontinued operations.

The Company's working capital at March 31, 2007, was $15,395,000 compared to $15,679,000 at December 31, 2006. The decrease as of March 31, 2007 is due primarily to the net loss from continuing operations.

On May 10, 2005, the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The new Credit Facility has an annual maturity, is currently due May 10, 2007, with interest at 1.75% over prime (10% at March 31, 2007), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly owned subsidiary, Starworks, but excluding Winncom. On May 4, 2007, the Credit Facility was extended to May 10, 2008 and the interest rate was reduced to prime plus 1.5% The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of March 31, 2007 and December 31, 2006, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at March 31, 2007 and December 31, 2006 was $831,000 and $830,000, respectively.

Effective October 31, 2006, the Company completed the sale of Winncom. In connection with the sale, we received $17,000,000 in cash on November 1, 2006. Management believes that the proceeds from the sale of Winncom, current working capital and available borrowings on existing bank lines of credit will be sufficient to allow the Company to maintain its operations through December 31, 2007 and into the foreseeable future.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" on our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the Company's risk factors from those disclosed in the Company's 2006 Annual Report on Form 10-K. The words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to ARC, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the Risk Factors set forth in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through variable interest rates related to our notes payable to the banks, each of which has a variable interest rate equal to the existing bank prime rate (8.25% as of March 31, 2007) plus 1.75%. The prime interest rate increased from 7.25% to 8.25% between January 1, 2006 and December 31, 2006. An increase in the bank's prime interest rates on the various notes payable by 1% would increase our yearly interest expense by approximately $5,000, assuming borrowed amounts remain outstanding at the average balance for the three months ended March 31, 2007. Management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

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

There have been no significant changes in the Company's internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A. Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" of our Form 10-K for the fiscal year ending December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2007, the Company recorded the issuance of 800 shares of common stock to Mr. Robert E. Wade, a director, for outstanding obligations for accrued director's fees in the amount of $4,000. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

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

   10.1        Agreement between and among Winncom Technologies Inc., Winncom
               Technologies Corp. and the Company dated May 24, 2000. (3)
   10.2        Employment Agreement effective January 2, 2004 between the
               Company and Randall P. Marx. (4)
   10.3        Employment Agreement effective October 1, 2004 between Winncom
               Technologies Corp. and Gregory E. Raskin. (4)
   10.4        Employment Agreement effective July 1, 2005 between the Company and Monty R. Lamirato.(5)
   10.5        Stock Purchase Agreement, dated as of July 28, 2006, by and among the Company, Winncom Technologies Corp. and Bluecoral Limited.
               (6)
   10.6        Escrow Agreement, dated as of July 28, 2006, by and among the
               Company, Bluecoral Limited and Consumer Title Services, LLC. (6)
   14.1        Amended and Restated Code of Ethics (7)
   21          Subsidiaries of the Registrant (8)
   31.1        Officers' Certifications of Periodic Report pursuant to Section
               302 of Sarbanes-Oxley Act of 2002
   32.1        Officers' Certifications of Periodic Report pursuant to Section
               906 of Sarbanes-Oxley Act of 2002
   99.1        Nominating Policies and Procedures (8)

----------
(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4) Incorporated by reference from the Company's Form 10-K for December 31, 2004 filed on March 30, 2005.
(5) Incorporated by reference from the Company's Form 10-K for December 31, 2005 filed on March 20, 2006.
(6) Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(7) Incorporated by reference from the Company's Form 8-K filed on November 10, 2006.
(8) Incorporated by reference from the Company's Form 10-K for December 31, 2006 filed on April 2, 2007




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARC WIRELESS SOLUTIONS, INC.

Date:    May 11, 2007                      By:  /s/ Randall P. Marx
                                                -------------------
                                                Randall P. Marx
                                                Chief Executive Officer

 Date:   May 11, 2007                      By:  /s/ Monty R. Lamirato
                                                ---------------------
                                                Monty R. Lamirato
                                                Chief Financial Officer

                                  EXHIBIT INDEX
   Exhibit
   Number               Description
   ------               -----------

   3.1a        Articles of Incorporation of Westcliff Corporation, now known as
               Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).
   3.1b        Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's
               Post-Effective Amendment No. 3 to Form S-18 Registration
               Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1c        Articles and Agreement of Merger between the Company and Antennas
               America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's
               Post-Effective Amendment No. 3 to Form S-18 Registration
               Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1d        Amended and Restated Articles of Incorporation dated October 11,
               2000 (1)
   3.2         Bylaws of the Company as amended and restated on March 25, 1998.
               (2)
   10.1        Agreement between and among Winncom Technologies Inc., Winncom
               Technologies Corp. and the Company dated May 24, 2000. (3)
   10.2        Employment Agreement effective January 2, 2004 between the
               Company and Randall P. Marx. (4)
   10.3        Employment Agreement effective October 1, 2004 between Winncom
               Technologies Corp. and Gregory E. Raskin. (4)
   10.4        Employment Agreement effective July 1, 2005 between the Company and Monty R. Lamirato.(5)
   10.5        Stock Purchase Agreement, dated as of July 28, 2006, by and among the Company, Winncom Technologies Corp. and Bluecoral Limited.
               (6)
   10.6        Escrow Agreement, dated as of July 28, 2006, by and among the
               Company, Bluecoral Limited and Consumer Title Services, LLC. (6)
   14.1        Amended and Restated Code of Ethics (7)
   21          Subsidiaries of the Registrant (8)
   31.1        Officers' Certifications of Periodic Report pursuant to Section
               302 of Sarbanes-Oxley Act of 2002
   32.1        Officers' Certifications of Periodic Report pursuant to Section
               906 of Sarbanes-Oxley Act of 2002
   99.1        Nominating Policies and Procedures (8)

----------
(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4) Incorporated by reference from the Company's Form 10-K for December 31, 2004 filed on March 30, 2005.
(5) Incorporated by reference from the Company's Form 10-K for December 31, 2005 filed on March 20, 2006.
(6) Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(7) Incorporated by reference from the Company's Form 8-K filed on November 10, 2006.
(8) Incorporated by reference from the Company's Form 10-K for December 31, 2006 filed on April 2, 2007