Form 10-Q
period 2007-06-30
ARC WIRELESS SOLUTIONS INC
filed 2007-08-06
CIK 826326

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

     For the quarterly period ended June 30, 2007

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

  Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of August 1, 2007, the registrant had 3,089,550 shares outstanding of its $.0005 par value common stock.


================================================================================

                          ARC Wireless Solutions, Inc.

               Quarterly Report on Form 10-Q For The Period Ended

                                  June 30, 2007

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2007
                (unaudited) and December 31, 2006............................  4

         Condensed Consolidated Statements of Operations for the
                Three Months and Six Months Ended June 30, 2007
                and 2006 (unaudited).........................................  5

         Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2007 and 2006 (unaudited)..........  6

     Notes to Consolidated Financial Statements..............................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 18

Item 4.  Controls and Procedures............................................. 18

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 19

Item 1A. Risk Factors........................................................ 19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........ 19

Item 3.  Defaults Upon Senior Securities..................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders................. 19

Item 5.  Other Information................................................... 19

Item 6.  Exhibits ........................................................... 20

Signatures................................................................... 21

Exhibit 31.1................................................................. 23

Exhibit 31.2................................................................. 24

Exhibit 32.1................................................................. 25


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ARC Wireless Solutions, Inc.
                               Condensed Consolidated Balance Sheets

                                                                        June 30,      December 31,
                                                                          2007            2006
                                                                      (unaudited)     (audited) *
                                                                      ------------    ------------
Assets
Current assets:
   Cash and equivalents                                               $ 15,065,000    $ 15,720,000
   Accounts receivable - trade, net                                      1,235,000         620,000
   Inventory, net                                                        1,163,000         788,000
   Other current assets                                                    522,000         416,000
                                                                      ------------    ------------
Total current assets                                                    17,985,000      17,544,000
                                                                      ------------    ------------

Property and equipment, net                                                414,000         297,000

Other assets:
   Intangible assets, net                                                  100,000          98,000
   Deposits                                                                 38,000          36,000
                                                                      ------------    ------------
Total assets                                                          $ 18,537,000    $ 17,975,000
                                                                      ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                   $  1,066,000    $    790,000
   Bank debt - current                                                   1,117,000         830,000
   Accrued expenses                                                        269,000         213,000
   Current portion of capital lease obligations                             71,000          32,000
                                                                      ------------    ------------
Total current liabilities                                                2,523,000       1,865,000

Capital lease obligations, less current portion                             99,000          23,000
                                                                      ------------    ------------
Total liabilities                                                        2,622,000       1,888,000
                                                                      ------------    ------------

Commitments (Notes 8 and 10)
Stockholders' equity:
   Preferred stock, $001 par value, 2,000,000 authorized, none                --              --
   issued and outstanding
   Common stock, $.0005 par value, 250,000,000 authorized,                   2,000           2,000
   3,088,000 and 3,126,000 issued and outstanding in 2007 and 2006, respectively
   Additional paid-in capital                                           20,680,000      21,855,000
   Treasury stock, at cost, 39,000 shares in 2006                             --        (1,195,000)
   Accumulated deficit                                                  (4,767,000)     (4,575,000)
                                                                      ------------    ------------
Total stockholders' equity                                              15,915,000      16,087,000
                                                                      ------------    ------------
Total liabilities and stockholders' equity                            $ 18,537,000    $ 17,975,000
                                                                      ============    ============

* These numbers were derived from the audited financial statements for the year ended December 31, 2006 and adjusted for discontinued operations. See accompanying notes.


                                          ARC Wireless Solutions, Inc.
                                Condensed Consolidated Statements of Operations


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                          2007           2006           2007            2006
                                                       -----------    -----------    -----------    -----------
                                                              (unaudited)                    (unaudited)

Sales, net                                             $ 2,089,000    $ 1,824,000    $ 3,669,000    $ 3,373,000
Cost of sales                                            1,289,000      1,430,000      2,459,000      2,559,000
                                                       -----------    -----------    -----------    -----------
      Gross profit                                         800,000        394,000      1,210,000        814,000

Operating expenses:
   Selling, general and administrative expenses            887,000         760,00      1,754,000      1,486,000
                                                       -----------    -----------    -----------    -----------
      Loss from operations                                 (87,000)      (366,000)      (544,000)      (672,000)

Other income (expense):
   Interest expense, net                                    (6,000)       (33,000)       (12,000)       (60,000)
   Other income                                            199,000           --          364,000           --
                                                       -----------    -----------    -----------    -----------
      Total other income (expense)                         193,000        (33,000)       352,000        (60,000)
                                                       -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
income taxes                                               106,000       (399,000)      (192,000)      (732,000)

Benefit (provision) for income taxes                          --          (37,000)          --           17,000
                                                       -----------    -----------    -----------    -----------
Income (loss) from continuing operations                   106,000       (436,000)      (192,000)      (715,000)
                                                       -----------    -----------    -----------    -----------

Discontinued operations (Note 2)

Income from operations of the discontinued component          --          547,000           --          869,000
Provision for income taxes, discontinued component            --          (61,000)          --          (74,000)
                                                       -----------    -----------    -----------    -----------
Income from discontinued operations                           --          486,000           --          795,000
                                                       -----------    -----------    -----------    -----------
Net income (loss)                                      $   106,000    $    50,000    $  (192,000)   $    80,000
                                                       ===========    ===========    ===========    ===========

Net income (loss) per share - continuing operations
- basic and diluted                                    $       .03    $      (.14)   $      (.06)   $      (.23)
                                                       ===========    ===========    ===========    ===========
Net income per share - discontinued operations
- basic and diluted                                           --      $       .16           --      $       .26
                                                       ===========    ===========    ===========    ===========
Net income (loss) per share - basic and diluted
                                                       $       .03    $       .02    $      (.06)   $       .03
                                                       ===========    ===========    ===========    ===========
Weighted average shares - basic                          3,089,000      3,086,000      3,088,000      3,086,000
                                                       ===========    ===========    ===========    ===========
Weighted average shares - diluted                        3,091,000      3,086,000      3,088,000      3,086,000
                                                       ===========    ===========    ===========    ===========

See accompanying notes.


                                   ARC Wireless Solutions, Inc.
                          Condensed Consolidated Statements of Cash Flows

                                                                         Six Months Ended June 30,
                                                                           2007            2006
                                                                       ------------    ------------
                                                                                (unaudited)
Operating activities
Loss from continuing operations                                        $   (192,000)   $   (715,000)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
     Depreciation and amortization                                           73,000          74,000
     Non-cash expense for issuance of stock and options                      20,000           8,000
     Deferred taxes                                                            --           (21,000)
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                          (615,000)          9,000
       Inventory                                                           (375,000)       (251,000)
       Prepaids and other current assets                                   (106,000)        (74,000)
       Other assets                                                          (2,000)         (9,000)
       Accounts payable and accrued expenses                                332,000         417,000
                                                                       ------------    ------------
Net cash used in continuing operations                                     (865,000)       (562,000)
Net cash used in discontinued operations                                       --           (82,000)
                                                                       ------------    ------------
Net cash used in operating activities                                      (865,000)       (644,000)
                                                                       ------------    ------------

Investing activities
Patent acquisition costs                                                    (10,000)         (9,000)
Purchase of plant and equipment                                             (47,000)        (78,000)
                                                                       ------------    ------------
Net cash used in investing activities, continuing operations                (57,000)        (87,000)
Net cash used in investing activities, discontinued operations,
purchase of equipment                                                          --           (44,000)
                                                                       ------------    ------------
Net cash used in investing activities                                       (57,000)       (131,000)
                                                                       ------------    ------------

Financing activities
Net advances from line of credit                                            287,000         679,000
Net repayment of line of credit and capital lease obligations               (20,000)        (40,000)
                                                                       ------------    ------------
Net cash  provided by financing activities, continuing operations
                                                                            267,000         639,000
Net cash provided by financing activities, discontinued
operations, net advances of line of credit and bank debt                       --           151,000
Net cash provided by financing activities                                   267,000         790,000
                                                                       ------------    ------------

Net change in cash                                                         (655,000)         15,000
Cash, beginning of period                                                15,720,000          64,000
                                                                       ------------    ------------
Cash, end of period                                                      15,065,000    $     79,000
                                                                       ============    ============

Supplemental cash flow information:
  Cash paid for interest, continuing operations                        $     12,000    $    125,000
  Cash paid for interest, discontinued operations                              --      $    233,000
  Acquisition of property and equipment through capital lease          $    135,000            --


See accompanying notes.

                                                 6

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

During the six months ended June 30, 2007,, the Company operated in two business segments which are identified as Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers. During the six months ended June 30, 2006, the Company operated in three business segments, Distribution, Manufacturing and Cable. The Distribution segment has been classified as a discontinued operation, see Note 2, as it was sold effective October 31, 2006.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future period.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the six months ended June 30, 2007, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007


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

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                         Three Months Ended June 30,   Six Months Ended June 30,
                         ---------------------------   -------------------------
                                2007    2006                 2007      2006
                               ------   ----               -------   -------
Stock options                  $3,000     --               $11,000   $ 4,000
                               ------   ----               -------   -------
Total share-based
 compensation expense          $3,000     --               $11,000   $ 4,000
                               ======   ====               =======   =======

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

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007

Stock option activity was as follows:

                                             Number of    Weighted Average
                                              Shares     Exercise Price ($)
                                              -------    ------------------

                 Balance at January 1, 2007    52,000        $   7.50
                 Granted                        7,500        $   5.27
                 Exercised                       --
                 Forfeited or expired         (20,000)       $   7.50
                                              -------        --------
                 Balance at June 30, 2007      39,500        $   6.05
                                              =======        ========

The following table presents information regarding options outstanding as of June 30, 2007:

Weighted average contractual remaining term - options outstanding      .52 year
Aggregate intrinsic value - options outstanding                               -
Options exercisable                                                      32,500
Weighted average exercise price - options exercisable                     $6.15
Aggregate intrinsic value - options exercisable                               -
Weighted average contractual remaining term - options exercisable      .55 year

There was no intrinsic value for options outstanding or options exercisable because no options were exercised during the six months ended June 30, 2007.

The following weighted average assumptions were used:

                                           Three and Six         Three and Six
                                           Months Ended          Months Ended
                                           June 30, 2007         June 30, 2006
                                           -------------         -------------
Volatility                                        .52                 1.024
Expected life of options (in years)                 2                     2
Dividend yield                                  0.00%                 0.00%
Risk free interest rate                         5.25%                 4.00%

As of June 30, 2007, future compensation costs related to nonvested stock options was $10,400. Management anticipates that this cost will be recognized over a weighted average period of one year.

Note 2. Discontinued Operations

On July 28, 2006, the Company executed a Stock Purchase Agreement ("Purchase Agreement") with Bluecoral Limited ("Bluecoral"), an Irish company, for the sale of the Company's wholly-owned subsidiary, Winncom Technologies Corp. ("Winncom") to Bluecoral for $17 million in cash, which was to be held in escrow per the terms of the Purchase Agreement.

On October 31, 2006, the stockholders of the Company approved the sale of Winncom and the remaining conditions under the Purchase Agreement were satisfied. The Company received the $17,000,000 from the escrow agent on November 1, 2006.

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

There were no discontinued operations for the three and six months ended June 30, 2007. Information related to the discontinued operations for the three and six months ended June 30, 2006 are as follows:

                                          Three Months Ended   Six Months Ended
                                            June 30, 2006        June 30, 2006
                                            -------------        -------------
Sales, net                                   $  8,672,000        $ 16,072,000
Contract revenue                                7,287,000          10,090,000
                                             ------------        ------------
  Total revenue                                15,959,000          26,162,000
                                             ------------        ------------

Cost of sales                                   7,497,000          13,859,000
Cost of contract revenue                        6,777,000           9,370,000
                                             ------------        ------------
  Total cost of goods sold                     14,274,000          23,229,000
                                             ------------        ------------

      Gross profit                              1,685,000           2,933,000

Operating expenses:
   Selling, general and administrative
     expenses                                   1,136,000           2,101,000
                                             ------------        ------------
      Income from operations                      549,000             832,000

Other income (expense):
   Interest expense, net                          (27,000)            (65,000)
   Other income                                    25,000             102,000
                                             ------------        ------------
      Total other income (expense)                 (2,000)             37,000
                                             ------------        ------------
Income before income taxes                        547,000             869,000

Provision for income taxes                        (61,000)            (74,000)
                                             ------------        ------------
Net income                                   $    486,000        $    795,000
                                             ============        ============

In October 2004, Winncom entered into a "Frame" Agreement (Agreement of Understanding) with Joint Stock Company Kazakhtelecom ("Kazakhtelecom"), Kazakhstan's national telecommunications operator for the Republic of Kazakhstan, that gives Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan. With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project was approximately $55,000,000.

The Company follows the percentage-of-completion method of accounting for long-term contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                  Three Months              Six Months
                                                  Ended June 30,          Ended June 30,
                                              ---------------------   ----------------------
                                                 2007        2006        2007        2006
                                              ---------   ---------   ---------   ----------
Numerator: Net income (loss) from
continuing operations                         $ 106,000   $(436,000)  $(192,000)  $ (715,000)
                                              =========   =========   =========   ==========

Numerator: Net income from discontinued
operations                                         --     $ 486,000        --     $  795,000
                                              =========   =========   =========   ==========

Denominator:
Denominator for basic earnings per share
- weighted average shares                     3,089,000   3,086,000   3,088,000    3,086,000
Effect of dilutive securities
  Employee stock options (**)                     2,000        --          --           --
                                              ---------   ---------   ---------   ----------
Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversion                        3,091,000   3,086,000   3,088,000    3,086,000
                                              =========   =========   =========   ==========
Basic earnings (loss) per share, continuing
operations                                    $     .03   $    (.14)  $    (.06)  $     (.23)
                                              =========   =========   =========   ==========
Diluted earnings (loss) per share,
continuing operations                         $     .03   $    (.14)  $    (.06)  $     (.23)
                                              =========   =========   =========   ==========

Basic earnings per share, discontinued
operations                                         --     $     .16        --     $      .26
                                              =========   =========   =========   ==========
Diluted earnings per share, discontinued
operations                                         --     $     .16        --     $      .26
                                              =========   =========   =========   ==========

** There are no dilutive shares used in the calculation of diluted earnings per share, continuing operations for the six months ended June 30, 2007 and the three months and six months ended June 30, 2006, since the Company had net losses from continuing operations for those periods. Dilutive shares totaling
2,000 were not included for the six months ended June 30, 2007 and dilutive shares totaling 1,000 and 2,000, respectively, were not included for the three months and six month ended June 30, 2006.

Dilutive shares are used in the calculation of diluted earnings per share continuing operations, for the three months ended June 30, 2007 and for discontinued operations for the three and six months ended June, 2006, since the Company had net income for those periods.

                                       12

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                                 June 30,     December 31,
                                               -----------    -----------
                                                   2007           2006
                                               -----------    -----------
               Raw materials                   $ 1,075,000    $   900,000
               Work in progress                    115,000        128,000
               Finished goods                      672,000        454,000
                                               -----------    -----------
                                                 1,862,000      1,482,000
               Inventory reserve                  (699,000)      (694,000)
                                               -----------    -----------
               Net inventory                   $ 1,163,000    $   788,000
                                               ===========    ===========

Note 5. Revolving Bank Loan Agreements

On May 4, 2007, the Company renewed its $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The current Credit Facility has an annual maturity, which is currently due May 10, 2008, accrues interest at 1.5% over prime (9.75% at June 30, 2007), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of June 30, 2007 and December 31, 2006, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at June 30, 2007 and December 31, 2006 was $1,117,000 and $830,000, respectively.

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

During both the quarter ended March 31, 2007 and June 30, 2007, the Company recorded the issuance of 800 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $4,000.

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

The Company has two reportable segments that are separate business units that offer different products as follows: antenna manufacturing and cable products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. Due to the sale of Winncom at on October 31, 2006, which constituted the Company's Distribution segment, distribution is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements for the periods ended June 30, 2006.

Financial information regarding the Company's two continuing operating segments (which include segment eliminations) for the three months ended June 30, 2007 and 2006 are as follows:

                                         Manufacturing    Cable     Corporate      Total
                                         -------------    -----     ---------      -----
Net sales                          2007   $2,061,000    $ 28,000         --     $ 2,089,000
                                   2006    1,688,000     136,000         --       1,824,000

Net income (loss) from             2007      221,000      16,000     (131,000)      106,000
continuing operations              2006     (211,000)     17,000     (242,000)     (436,000)

Loss from continuing operations    2007      221,000      16,000     (131,000)      106,000
before income taxes                2006     (174,000)     17,000     (242,000)     (399,000)

Identifiable assets                2007    4,656,000     133,000   13,748,000    18,537,000
                                   2006    4,049,000     207,000     (916,000)    3,340,000

Corporate represents the operations of the parent Company, excluding segment eliminations.


Financial information regarding the Company's two continuing operating segments
(which include segment eliminations) for the six months ended June 30, 2007 and 2006 are as follows:

                                         Manufacturing    Cable       Corporate        Total
                                         -------------    -----       ---------        -----
Net sales                         2007   $  3,584,000    $  85,000         --      $  3,669,000
                                  2006      3,144,000      229,000         --         3,373,000

Net loss from continuing          2007         61,000       (2,000)    (251,000)       (192,000)
operations                        2006       (256,000)      13,000     (472,000)       (715,000)

Loss from continuing operations   2007         61,000       (2,000)    (251,000)       (192,000)
before income taxes               2006       (273,000)      13,000     (472,000)       (732,000)

Identifiable assets               2007      4,675,000      133,000   13,748,000      18,556,000
                                  2006      4,049,000      207,000     (916,000)      3,340,000

Corporate represents the operations of the parent Company, excluding segment eliminations.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Continuing Operations for the Three Months Ended June 30, 2007 and
2006

Total revenues were $2,089,000 and $1,824,000 for the three month periods ended June 30, 2007 and June 30, 2006, respectively. The 15% increase in revenues during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is primarily attributable to a $373,000 increase in revenues from our Wireless Communications Solutions Division offset by a decrease of $108,000 in revenues from our subsidiary, Starworks. For the foreseeable future, management has determined to minimize efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Products Division and its inability to find a cable manufacturer that meets the Company's quality standards.

Gross profit margins were 38% and 22% for the three months ended June 30, 2007 and June 30, 2006, respectively. The 73% increase in gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning some of our production to China through our Hong Kong Subsidiary as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $127,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Approximately $40,000 was due to increased costs (salaries and rent) associated with the cost of operating our ARC Wireless Hong Kong Limited subsidiary, $25,000 represents a reduction in allocated overhead due to the sale of Winncom in 2006, whereby those costs were not allocated in 2007. Other increases in SG&A costs comparing 2007 to 2006, except for those of ARC Wireless Hong Kong Limited, include; salaries and wages ($27,000), audit fees ($6,000), 401(k) employer contribution ($12,000), and outside engineering services ($4,000). SG&A as a percent of total revenues was 42% for the three months ended June 30, 2007 and 2006. Salaries and wages, including commissions, which increased $27,000 from 2006 to 2007, primarily due to additional engineering staff, remains the largest component of SG&A, constituting 54% and 59% of the total SG&A for the three months ended June 30, 2007 and June 30, 2006, respectively.

Net interest expense was $6,000 for the three months ended June 30, 2007 compared to $33,000 for the three months ended June 30, 2006. The decease is due to the Company's available cash significantly reducing the need to use our available line of credit. Most of the interest expense for 2007, related to capitalized leases.

Other income for the three months ended June 30, 2007 represents interest income on funds invested from the sale of Winncom ($172,000) and gain on debt settlements ($27,000). No such income was earned in 2006.

There was no provision for income taxes as we currently have a net operating loss and have net operating loss carry-forwards from prior years.

The Company had net income from continuing operations of $106,000 for the three months ended June 30, 2007 as compared to a net loss from continuing operations of $436,000 for the three months ended June 30, 2006. The primary reasons for the improvement are 1) an increase in sales of $265,000, 2) a 73% increase in the gross margin, and 3) interest income of $172,000 from the proceeds from the sale of Winncom and 4) gain on debt settlements of $27,000.

Results of Discontinued Operations for the Three Months Ended June 30, 2006 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations).

Results of Continuing Operations for the Six Months Ended June 30, 2007 and 2006

Total revenues were $3,669,000 and $3,373,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. The 9% increase in revenues during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is attributable to a $440,000 increase in revenues from our Wireless Communications Solutions Division partially offset by a decrease of $144,000 in revenues from our subsidiary, Starworks. For the foreseeable future, management has determined to minimize efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Products Division and its inability to find a cable manufacturer that meets the Company's quality standards.

Gross profit margins were 33% and 24% for the six months ended June 30, 2007 and March 31, 2006, respectively. The 38% increase in gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning some of our production to China through our Hong Kong Subsidiary as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $268,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Approximately $78,000 was due to increased costs (salaries and rent) associated with the cost of operating our ARC Wireless Hong Kong Limited subsidiary, and $50,000 represents a reduction in allocated overhead due to the sale of Winncom in 2006, whereby those costs were not allocated in 2007. Other increases in SG&A costs comparing 2007 to 2006, except for those of ARC Wireless Hong Kong Limited, include; salaries and wages ($34,000), audit fees ($12,000) and legal fees ($33,000), outside consulting services ($19,000), travel and entertainment ($16,000), 401(k) employer contribution ($25,000), research and development, ($10,000), and outside engineering services ($8,000). SG&A as a percent of total revenues increased from 44% for the six months ended June 30, 2006 to 48% for the six months ended June 30, 2007. Salaries and wages, including commissions remains the largest component of SG&A, constituting 52% and 60% of the total SG&A for the six months ended June 30, 2007 and 2006, respectively.

Net interest expense was $12,000 for the six months ended June 30, 2007 compared to $60,000 for the six months ended June 30, 2006. The decrease is due to the Company's available cash significantly reduced the need to use our available line of credit. Most of the interest expense for 2006 related to capitalized leases.

Other income for the six months ended June 30, 2007 represents interest income on funds invested from the sale of Winncom ($337,000) and gain on debt settlements ($27,000). No such income was earned in 2006

The benefit for income taxes in 2006 represents an increase in deferred income taxes for which there was no comparable benefit in 2007.

The Company had a net loss from continuing operations of $192,000 for the six months ended June 30, 2007 as compared to a net loss from continuing operations of $715,000 for the six months ended June 30, 2006. The primary reasons for the reduction in the net loss are; 1) an increase in sales of $296,000, 2) a 38% increase in the gross margin, and 3) interest income of $337,000 realized from deposits of the proceeds from the sale of Winncom and 4) $27,000 gain on debt settlements.

Results of Discontinued Operations for the Six Months Ended June 30, 2006 (See
Note 2, Discontinued Operations for the detailed operating results of the discontinued operations).

Financial Condition

The net cash used in operating activities from continuing operations was $865,000 for the six months ended June 30, 2007 compared to $644,000 for the six months ended June 30, 2006. The net cash used in operating activities from continuing operations in 2007 was partially due to the net loss of $192,000 for the six months ended June 30, 2007, but was mainly due to an increase in inventory of approximately $375,000, and an increase in trade accounts receivable of $615,000, partially offset by an increase in current liabilities of $332,000. The increase in inventory is to meet the increase in demand as a result of increased sales and also a need to stock more finished goods for standard products to satisfy customer expectations of wanting to consummate sales with very short lead times. The increase in trade accounts receivable is the result of the increased sales and the time frames in which they occurred and does not reflect a slowdown in the average collection period. Net sales were approximately $1.3 million for the quarter ended December 31, 2006 compared to sales of approximately $2.1 million for the quarter ended June 30, 2007. The net cash used in continuing operations for the six months ended June 30, 2006 was primarily due to the net loss of $715,000 for the six months ended June 30, 2006 and an increase in inventory of approximately $251,000, which were partially offset by an increase in current liabilities of $417,000.

The net cash used in investing activities from continuing operations was $57,000 for the six months ended June 30, 2007 compared to $87,000 for the six months ended June 30, 2006, primarily the result of expenditures for patents and equipment. The net cash used in investing activities from discontinued operations was $44,000 for the six months ended June 30, 2006, primarily the result of expenditures for equipment.

For the six months ended June 30, 2007, net cash provided by financing activities for continuing operations was the result of advances from the revolving line of credit. For the six months ended June 30, 2006, net cash provided by financing activities from continuing operations was also the result of advances from the line of credit. For the six months ended June 30, 2006, the net cash provided by financing activities for discontinued operations was the result of net advances on lines of credit.

The Company's working capital at June 30, 2007 was $15,462,000, compared to $15,679,000 at December 31, 2006. The decrease of $217,000 as of June 30, 2007 is due primarily to the net loss from continuing operations.

On May 4, 2007, the Company renewed its $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The current Credit Facility has an annual maturity, which is currently due May 10, 2008, accrues interest at 1.5% over prime (9.75% at June 30, 2007), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of June 30, 2007 and December 31, 2006, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at June 30, 2007 and December 31, 2006 was $1,117,000 and $830,000, respectively.

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

We are exposed to market risk through variable interest rates related to our notes payable to the banks, each of which has a variable interest rate equal to the existing bank prime rate (8.25% as of June 30, 2007) plus 1.50%. The prime interest rate increased from 7.25% to 8.25% between January 1, 2006 and December 31, 2006. An increase in the bank's prime interest rates on the various notes payable by 1% would increase our yearly interest expense by approximately $5,000, assuming borrowed amounts remain outstanding at the average balance for the six months ended June 30, 2007. Management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2007, the Company recorded the issuance of 800 shares of common stock to Mr. Robert E. Wade, a director, for outstanding obligations for accrued director's fees in the amount of $4,000. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. This issuance qualified for exemption from registration because (i) the securities were issued to a single accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance and (iii) Mr. Wade received "restricted securities."


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

                                  EXHIBIT INDEX

   Exhibit Number              Description
   --------------              -----------

   3.1a Articles of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).
   3.1b Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1c Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1d             Amended and Restated Articles of Incorporation dated October
                    11, 2000 (1)
   3.2 Bylaws of the Company as amended and restated on March 25, 1998. (2)
   31.1 CEO Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   31.2 CFO Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1             Officers Certifications of Periodic Report pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4) Incorporated by reference from the Company's Form 10-K for December 31, 2004 filed on March 30, 2005.
(5) Incorporated by reference from the Company's Form 10-K for December 31, 2005 filed on March 20, 2006.
(6) Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(7) Incorporated by reference from the Company's Form 8-K filed on November 10, 2006.
(8) Incorporated by reference from the Company's Form 10-K for December 31, 2006 filed on April 2, 2007.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ARC WIRELESS SOLUTIONS, INC.


Date:  August 6, 2007                    By: /s/ Randall P. Marx
                                             -------------------
                                             Randall P. Marx
                                             Chief Executive Officer


Date:  August 6, 2007                    By: /s/ Monty R. Lamirato
                                             ---------------------
                                             Monty R. Lamirato
                                             Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit Number              Description
   --------------              -----------

   3.1a Articles of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).
   3.1b Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1c Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1d             Amended and Restated Articles of Incorporation dated October
                    11, 2000 (1)
   3.2 Bylaws of the Company as amended and restated on March 25, 1998. (2)
   31.1 CEO Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   31.2 CFO Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1             Officers Certifications of Periodic Report pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3) Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4) Incorporated by reference from the Company's Form 10-K for December 31, 2004 filed on March 30, 2005.
(5) Incorporated by reference from the Company's Form 10-K for December 31, 2005 filed on March 20, 2006.
(6) Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(7) Incorporated by reference from the Company's Form 8-K filed on November 10, 2006.
(8) Incorporated by reference from the Company's Form 10-K for December 31, 2006 filed on April 2, 2007.