Form 10-Q
period 2007-09-30
ARC WIRELESS SOLUTIONS INC
filed 2007-11-13
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10 - Q

                              --------------------

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

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

                             10601 West 48th Avenue
                        Wheat Ridge, Colorado, 80033-2885
                        ---------------------------------
           (Address of principal executive offices including zip code)

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 1, 2007, the registrant had 3,090,131 shares outstanding of its $.0005 par value common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================


                          ARC Wireless Solutions, Inc.

               Quarterly Report on Form 10-Q For The Period Ended

                               September 30, 2007

                                TABLE OF CONTENTS
                                -----------------

                          PART I. FINANCIAL INFORMATION
                                                                            Page No.
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2007
           (unaudited) and December 31, 2006......................................4

         Condensed Consolidated Statements of Operations for the Three Months
           and Nine Months Ended September 30, 2007 and 2006 (unaudited)..........5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2007 and 2006 (unaudited)..........................6

         Notes to Consolidated Financial Statements...............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............19

Item 4.  Controls and Procedures..................................................19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................20

Item 1A. Risk Factors.............................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..............20

Item 3.  Defaults Upon Senior Securities..........................................20

Item 4.  Submission of Matters to a Vote of Security Holders......................21

Item 5.  Other Information........................................................21

Item 6.  Exhibits ................................................................22

Signatures........................................................................22

Exhibit 31.1......................................................................24

Exhibit 31.2......................................................................25

Exhibit 32.1......................................................................26


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                ARC Wireless Solutions, Inc.
                            Condensed Consolidated Balance Sheets

                                                                 September 30,   December 31,
                                                                     2007            2006
                                                                 (unaudited)      (audited)
                                                                 ------------    ------------
Assets
Current assets:
   Cash and equivalents                                          $ 15,072,000    $ 15,720,000
   Accounts receivable - trade, net                                 1,110,000         620,000
   Inventory, net                                                   1,167,000         788,000
   Other current assets                                               552,000         416,000
                                                                 ------------    ------------
Total current assets                                               17,901,000      17,544,000
                                                                 ------------    ------------

Property and equipment, net                                           406,000         297,000

Other assets:
   Intangible assets, net                                              97,000          98,000
   Deposits                                                            39,000          36,000
                                                                 ------------    ------------
Total assets                                                     $ 18,443,000    $ 17,975,000
                                                                 ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $    834,000    $    790,000
   Bank debt - current                                              1,358,000         830,000
   Accrued expenses                                                   350,000         213,000
   Current portion of capital lease obligations                        71,000          32,000
                                                                 ------------    ------------
Total current liabilities                                           2,613,000       1,865,000

Capital lease obligations, less current portion                        80,000          23,000
                                                                 ------------    ------------
Total liabilities                                                   2,693,000       1,888,000
                                                                 ------------    ------------

Commitments
Stockholders' equity:
   Preferred stock, $001 par value, 2,000,000 authorized, none
   issued and outstanding                                                --              --
   Common stock, $.0005 par value, 250,000,000 authorized,
   3,088,000 and 3,126,000 issued and outstanding in 2007
   and 2006, respectively.                                              2,000           2,000
   Additional paid-in capital                                      20,688,000      21,855,000
   Treasury stock, at cost, 39,000 shares in 2006                        --        (1,195,000)
   Accumulated deficit                                             (4,940,000)     (4,575,000)
                                                                 ------------    ------------
Total stockholders' equity                                         15,750,000      16,087,000
                                                                 ------------    ------------
Total liabilities and stockholders' equity                       $ 18,443,000    $ 17,975,000
                                                                 ============    ============


See accompanying notes.


                                        ARC Wireless Solutions, Inc.
                               Condensed Consolidated Statements of Operations


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                          2007           2006           2007            2006
                                                       -----------    -----------    -----------    -----------
                                                              (unaudited)                    (unaudited)

Sales, net                                             $ 1,986,000    $ 1,837,000    $ 5,656,000    $ 5,210,000
Cost of sales                                            1,362,000      1,369,000      3,822,000      3,928,000
                                                       -----------    -----------    -----------    -----------
      Gross profit                                         624,000        468,000      1,834,000      1,282,000

Operating expenses:
   Selling, general and administrative expenses          1,012,000        813,000      2,767,000      2,343,000
                                                       -----------    -----------    -----------    -----------
      Loss from operations                                (388,000)      (345,000)      (933,000)    (1,061,000)

Other income (expense):
   Interest expense, net                                    (5,000)       (36,000)       (16,000)       (96,000)
   Other income                                            220,000          1,000        584,000          2,000
                                                       -----------    -----------    -----------    -----------
      Total other income (expense)                         215,000        (35,000)       568,000        (94,000)
                                                       -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
income taxes                                              (173,000)      (380,000)      (365,000)    (1,155,000)

Benefit (provision) for income taxes                                       49,000           --          227,000
                                                       -----------    -----------    -----------    -----------
Income (loss) from continuing operations                  (173,000)      (331,000)      (365,000)      (928,000)
                                                       -----------    -----------    -----------    -----------

Discontinued operations (Note 2)

Income from operations of the discontinued component
                                                              --           80,000           --          994,000
Provision for income taxes, discontinued component
                                                              --           61,000           --         (176,000)
                                                       -----------    -----------    -----------    -----------
Income from discontinued operations                           --          141,000           --          818,000
                                                       -----------    -----------    -----------    -----------
Net income (loss)                                      $  (173,000)   $  (190,000)   $  (365,000)   $  (110,000)
                                                       ===========    ===========    ===========    ===========

Net income (loss) per share - continuing operations
- basic and diluted                                    $      (.06)   $      (.11)   $      (.12)   $      (.30)
                                                       ===========    ===========    ===========    ===========
Net income per share - discontinued operations
- basic and diluted                                           --      $       .05           --      $       .27
                                                       ===========    ===========    ===========    ===========
Net income (loss) per share - basic and diluted        $      (.06)   $      (.06)   $      (.12)   $      (.03)
                                                       ===========    ===========    ===========    ===========
Weighted average shares - basic                          3,089,000      3,086,000      3,089,000      3,086,000
                                                       ===========    ===========    ===========    ===========
Weighted average shares - diluted                        3,089,000      3,086,000      3,089,000      3,086,000
                                                       ===========    ===========    ===========    ===========


See accompanying notes.


                                  ARC Wireless Solutions, Inc.
                         Condensed Consolidated Statements of Cash Flows

                                                                   Nine Months Ended September 30,
                                                                        2007             2006
                                                                    ------------    ------------
                                                                             (unaudited)
Operating activities
Loss from continuing operations                                     $   (365,000)   $   (928,000)
Adjustments to reconcile loss from continuing operations
to net cash used in continuing operating activities:
     Depreciation and amortization                                       122,000         110,000
     Non-cash expense for issuance of stock and options                   27,000          15,000
     Deferred taxes                                                         --          (232,000)
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                       (490,000)       (125,000)
       Inventory                                                        (379,000)         84,000
       Prepaids and other current assets                                (136,000)        (74,000)
       Other assets                                                       (3,000)         (8,000)
       Accounts payable and accrued expenses                             182,000         609,000
                                                                    ------------    ------------
Net cash used in continuing operations                                (1,042,000)       (549,000)
Net cash provided by discontinued operations                                --         1,501,000
                                                                    ------------    ------------
Net cash used in operating activities                                 (1,042,000)        952,000
                                                                    ------------    ------------

Investing activities
Patent acquisition costs                                                 (10,000)        (10,000)
Purchase of plant and equipment                                          (85,000)        (76,000)
                                                                    ------------    ------------
Net cash used in investing activities, continuing operations             (95,000)        (86,000)
Net cash used in investing activities, discontinued operations,
purchase of equipment                                                       --           (58,000)
                                                                    ------------    ------------
Net cash used in investing activities                                    (95,000)       (144,000)
                                                                    ------------    ------------

Financing activities
Net advances from line of credit                                         528,000         632,000
Net repayment of line of credit and capital lease obligations            (39,000)        (59,000)
                                                                    ------------    ------------
Net cash  provided by financing activities, continuing operations        489,000         573,000
Net cash used in financing activities, discontinued operations,
net advances of line of credit and bank debt                                --        (1,404,000)
                                                                    ------------    ------------
Net cash provided by (used in) financing activities                      489,000        (831,000)
                                                                    ------------    ------------

Net change in cash                                                      (648,000)        (23,000)
Cash, beginning of period                                             15,720,000          64,000
                                                                    ------------    ------------
Cash, end of period                                                 $ 15,072,000    $     41,000
                                                                    ============    ============

Supplemental cash flow information:
  Cash paid for interest, continuing operations                     $     16,000    $     96,000
  Cash paid for interest, discontinued operations                           --      $     97,000
  Cash paid for taxes, discontinued operations                              --      $    170,000
  Acquisition of property and equipment through capital lease       $    135,000    $     22,000


See accompanying notes.

                                                6

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

During the nine months ended September 30, 2007, the Company operated in two business segments, which are identified as Manufacturing and Cable, offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers. During the nine months ended September 30, 2006, the Company operated in three business segments, Distribution, Manufacturing and Cable. The Distribution segment has been classified as a discontinued operation, see Note 2, as it was sold effective October 31, 2006.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future period.

Income Taxes

Our income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the nine months ended September 30, 2007, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

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

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                           2007      2006      2007      2006
                                         -------   -------   -------   -------
Stock options                            $ 4,000   $ 3,000   $15,000   $ 7,000
                                         -------   -------   -------   -------
Total share-based compensation expense   $ 4,000   $ 3,000   $15,000   $ 7,000
                                         =======   =======   =======   =======

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

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Stock option activity was as follows:

                                        Number of    Weighted Average
                                         Shares     Exercise Price ($)
                                         -------    ------------------

         Balance at January 1, 2007       52,000        $   7.50
         Granted                          47,500        $   5.40
         Exercised                          --
         Forfeited or expired            (42,500)       $   7.50
                                         -------        --------
         Balance at September 30, 2007    57,000        $   5.55
                                         =======        ========

The following table presents information regarding options outstanding as of September 30, 2007:

Weighted average contractual remaining term - options outstanding     7.26 year
Aggregate intrinsic value - options outstanding                               -
Options exercisable                                                      23,500
Weighted average exercise price - options exercisable                     $5.55
Aggregate intrinsic value - options exercisable                               -
Weighted average contractual remaining term - options exercisable     4.27 year


There was no intrinsic value for options outstanding or options exercisable because no options were exercised during the nine months ended September 30, 2007.

The following weighted average assumptions were used:

                                        Three and Nine        Three and Nine
                                         Months Ended          Months Ended
                                      September 30, 2007    September 30, 2006
                                      ------------------    ------------------
Volatility                                     .52                 1.024
Expected life of options (in years)           4.25                     2
Dividend yield                               0.00%                 0.00%
Risk free interest rate                      4.64%                 4.00%

As of September 30, 2007, future compensation costs related to nonvested stock options was $105,000. Management anticipates that this cost will be recognized over a weighted average period of 4.25 years.

Note 2. Discontinued Operations

On July 28, 2006, the Company executed a Stock Purchase Agreement ("Purchase Agreement") with Bluecoral Limited ("Bluecoral"), an Irish company, for the sale of the Company's wholly-owned subsidiary, Winncom Technologies Corp. ("Winncom"), to Bluecoral for $17 million in cash, which was to be held in escrow per the terms of the Purchase Agreement.

On October 31, 2006, the stockholders of the Company approved the sale of Winncom and the remaining conditions under the Purchase Agreement were satisfied. The Company received the $17,000,000 from the escrow agent on November 1, 2006.


                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Note 2. Discontinued Operations, continued

This business segment, Distribution, has been accounted for as a discontinued operation, as an asset held for sale. Accordingly the net assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheets for all periods presented, and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented.

There were no discontinued operations for the three and nine months ended
September 30, 2007. Information related to the discontinued operations for the three and nine months ended September 30, 2006 are as follows:

                                                Three Months Ended   Nine Months Ended
                                                September 30, 2006   September 30, 2006
                                                ------------------   ------------------
Sales, net                                         $  9,637,000         $ 25,710,000
Contract revenue                                      7,392,000           17,482,000
                                                   ------------         ------------
  Total revenue                                      17,029,000           43,192,000
                                                   ------------         ------------

Cost of sales                                         8,578,000           22,438,000
Cost of contract revenue                              7,008,000           16,378,000
                                                   ------------         ------------
  Total cost of goods sold                           15,586,000           38,816,000
                                                   ------------         ------------

      Gross profit                                    1,443,000            4,376,000

Operating expenses:
   Selling, general and administrative expenses       1,357,000            3,413,000
                                                   ------------         ------------
      Income from operations                             86,000              963,000

Other income (expense):
   Interest expense, net                                (32,000)             (97,000)
   Other income                                          26,000              128,000
                                                   ------------         ------------
      Total other income (expense)                       (6,000)              31,000
                                                   ------------         ------------
Income before income taxes                               80,000              994,000

Provision for income taxes                               61,000             (176,000)
                                                   ------------         ------------
Net income                                         $    141,000         $    818,000
                                                   ============         ============



                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Note 2. Discontinued Operations, continued

In October 2004, Winncom entered into a "Frame" Agreement (Agreement of
Understanding) with Joint Stock Company Kazakhtelecom ("Kazakhtelecom"),
Kazakhstan's national telecommunications operator for the Republic of Kazakhstan. This Agreement of Understanding gave Winncom the right, subject to Winncom obtaining 100% financing for the project upon terms and conditions acceptable to Kazakhtelecom, and subject to a number of other matters, to undertake, on a turnkey basis, development of a modern telecommunications infrastructure to be located on the left bank of the City of Astana, Kazakhstan.
With several competing bids, Winncom was awarded the contract after several months of negotiations. The total cost of the project was approximately
$55,000,000.

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

Contract costs include all direct material and equipment, subcontractor costs, and labor costs and those indirect costs related to contract performance.
Revisions in profit estimates during the period of a contract are reflected in the accounting period in which the revised estimates are made on the basis of the stage of completion at the time. If estimated total costs on a contract indicate a loss, the entire amount of the estimated loss is provided for when known.






                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:


                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                              -----------------------   ------------------------
                                                 2007         2006         2007          2006
                                              ----------   ----------   ----------   -----------
Numerator: Net income (loss) from
continuing operations                         $ (173,000)  $ (331,000)  $ (365,000)  $  (928,000)
                                              ==========   ==========   ==========   ===========

Numerator: Net income from discontinued
operations                                          --     $  141,000         --     $   818,000
                                              ==========   ==========   ==========   ===========

Denominator:
Denominator for basic earnings per share
- weighted average shares                      3,089,000    3,088,000    3,089,000     3,086,000
Effect of dilutive securities
  Employee stock options (**)                       --           --           --            --
                                              ----------   ----------   ----------   -----------
Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversion                         3,089,000    3,088,000    3,089,000     3,086,000
                                              ==========   ==========   ==========   ===========
Basic earnings (loss) per share, continuing
operations                                    $     (.06)  $     (.11)  $     (.12)  $      (.30)
                                              ==========   ==========   ==========   ===========
Diluted earnings (loss) per share,
continuing operations                         $     (.06)  $     (.11)  $     (.12)  $      (.30)
                                              ==========   ==========   ==========   ===========
Basic earnings per share, discontinued
operations                                          --     $      .05         --     $       .25
                                              ==========   ==========   ==========   ===========
Diluted earnings per share, discontinued
operations                                          --     $      .05         --     $       .25
                                              ==========   ==========   ==========   ===========


** There are no dilutive shares used in the calculation of diluted earnings per share, continuing operations for the three months and nine months ended
September 30, 2007 and 2006, since the Company had net losses from continuing operations for those periods. Potential dilutive shares totaled 2,000 for the nine months ended September 30, 2007 and 2006 and 1,000 for the three months ended September 30, 2007 and 2006.


                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                   September 30,   December 31,
                                        2007           2006
                                    -----------    -----------
                Raw materials       $ 1,148,000    $   900,000
                Work in progress        116,000        128,000
                Finished goods          608,000        454,000
                                    -----------    -----------
                                      1,872,000      1,482,000
                Inventory reserve      (705,000)      (694,000)
                                    -----------    -----------
                Net inventory       $ 1,167,000    $   788,000
                                    ===========    ===========

Note 5. Revolving Bank Loan Agreements

On May 4, 2007, the Company renewed its $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The current Credit
Facility has an annual maturity, which is currently due May 10, 2008, accrues interest at 1.5% over prime (9.75% at September 30, 2007), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks.
The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of September 30, 2007 and December 31, 2006, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at September 30, 2007 and December
31, 2006 was $1,358,000 and $830,000, respectively.

Note 6. Equity Transactions

On February 9, 2007, the Company announced a one-for-fifty reverse stock split of its issued and outstanding common stock to be effective as of February 12, 2007 (the "Effective Date"). Pursuant to the reverse stock split, each fifty shares of the Company's issued and outstanding common stock were reclassified and combined into one share of the Company's common stock as of the Effective
Date. The number of shares of the Company's common stock authorized remained at 250 million shares, without any change in par value per common share, and the number of shares of the Company's preferred stock authorized remained at 2 million shares.

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


                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Note 6. Equity Transactions, continued

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

During the nine months ended September 30, 2007, the Company recorded the issuance of 2,409 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $12,000.

Note 7. Recent Accounting Pronouncements

Fair Value Option - In February 2007, the FASB issued FAS No. 159, The Fair
Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts.
Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair
Value Measurements. The Company is currently evaluating the impact, if any, of adopting FAS 159 on its financial condition or results of operations.
ARC Wireless Solutions, Inc.

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

The Company has two reportable segments that are separate business units that offer different products as follows: antenna manufacturing and cable products.
Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. Due to the sale of Winncom effective October 31, 2006, which constituted the Company's Distribution segment, distribution is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements for the periods ended
September 30, 2006.


                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007

Note 8. Industry Segment Information, continued

Financial information regarding the Company's two continuing operating segments
(which include the elimination of intersegment sales) for the three months ended
September 30, 2007 and 2006 are as follows:

                                                Manufacturing         Cable       Corporate         Total
                                                -------------         -----       ---------         -----
Net sales                               2007     $ 1,976,000        $ 10,000             -       $ 1,986,000
                                        2006     $ 1,753,000        $ 84,000             -       $ 1,837,000

Income (loss) from continuing           2007         (42,000)         49,000       (180,000)        (173,000)
operations before income taxes          2006         (90,000)        (26,000)      (264,000)        (380,000)

Net income (loss) from continuing       2007         (42,000)         49,000       (180,000)        (173,000)
operations                              2006         (41,000)        (26,000)      (264,000)        (331,000)

Identifiable assets                     2007       4,872,000         122,000      13,449,000     $18,443,000
                                        2006       3,990,000         142,000        (837,000)    $ 3,295,000

Corporate represents the operations of the parent Company, excluding segment eliminations.

Financial information regarding the Company's two continuing operating segments
(which include the elimination of intersegment sales) for the nine months ended
September 30, 2007 and 2006 are as follows:

                                                Manufacturing         Cable       Corporate          Total
                                                -------------         -----       ---------          -----
Net sales                               2007     $ 5,561,000        $ 95,000             -       $ 5,656,000
                                        2006     $ 4,886,000       $ 324,000             -       $ 5,210,000

Income (loss) from continuing           2007          14,000          47,000       (426,000)        (365,000)
operations before income taxes          2006        (405,000)        (25,000)      (725,000)      (1,155,000)

Net income (loss) from continuing       2007          14,000          47,000       (426,000)        (365,000)
operations                              2006        (178,000)        (25,000)      (725,000)        (928,000)

Identifiable assets                     2007       4,872,000         122,000     13,449,000      $18,443,000
                                        2006       3,990,000         142,000       (837,000)     $ 3,295,000

Corporate represents the operations of the parent Company, excluding segment eliminations.

                                       15

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Continuing Operations for the Three Months Ended September 30, 2007 and 2006

Total revenues were $1,986,000 and $1,837,000 for the three month periods ended September 30, 2007 and September 30, 2006, respectively. The 8% increase in revenues during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily attributable to a $223,000 increase in revenues from our Wireless Communications Solutions Division partially offset by a decrease of $74,000 in revenues from our subsidiary, Starworks. For the foreseeable future, management has determined to minimize efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Products Division. However, the Company will continue to purchase cable through its cable subsidiary for its own use while it is seeking a suitable overseas cable manufacturer for its cable distribution business.

Gross profit margins were 31% and 25% for the three months ended September 30, 2007 and September 30, 2006, respectively. The 24% increase in gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning some of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $199,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Approximately $42,000 was due to increased costs (salaries and rent) associated with the cost of operating our ARC Wireless Hong Kong Limited subsidiary, $25,000 represents a reduction in allocated overhead due to the sale of Winncom in 2006, whereby those costs were not allocated in 2007. Other increases in SG&A costs comparing 2007 to 2006, except for those of ARC Wireless Hong Kong Limited, include; salaries, payroll taxes and fringe benefits ($71,000), audit fees ($6,000), 401(k) employer contribution ($20,000), and outside services. SG&A as a percent of total revenues was 51% and 44% for the three months ended September 30, 2007 and 2006, respectively. Salaries and wages( including commissions), payroll taxes and fringe benefits which increased $42,000 from 2006 to 2007, primarily due to additional sales and engineering staff, remains the largest component of SG&A, constituting 56% and 62% of the total SG&A for the three months ended September 30, 2007 and September 30, 2006, respectively.

Net interest expense was $5,000 for the three months ended September 30, 2007 compared to $36,000 for the three months ended September 30, 2006. The decease is due to the Company's available cash during 2007 significantly reducing the need to use our available line of credit. Most of the interest expense for 2007 related to capitalized leases.

Other income for the three months ended September 30, 2007 primarily represents interest income on funds invested from the sale of Winncom of $163,000 and gain on debt settlements of $55,000. No such income was earned in 2006.

There was no provision for income taxes as we currently have a net operating loss and have net operating loss carry-forwards from prior years.

The Company had a net loss from continuing operations of $173,000 for the three months ended September 30, 2007 as compared to a net loss from continuing operations of $331,000 for the three months ended September 30, 2006. The primary reasons for the improvement are 1) an increase in sales of $149,000, 2) an increase in the gross margin of $156,000, and 3) interest income of $172,000 from the invested proceeds from the sale of Winncom and 4) gain on debt settlements of $55,000, partially offset by an increase in SG&A of $199,000.

Results of Discontinued Operations for the Three Months Ended September 30, 2006 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations).

Results of Continuing Operations for the Nine Months Ended September 30, 2007 and 2006

Total revenues were $5,656,000 and $5,210,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The 9% increase in revenues during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is attributable to a $675,000 increase in revenues from our Wireless Communications Solutions Division partially offset by a decrease of $229,000 in revenues from our subsidiary, Starworks. For the foreseeable future, management has determined to minimize efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Products Division. However, the Company will continue to purchase cable through its cable subsidiary for its own use while it is seeking a suitable overseas cable manufacturer for its cable distribution business.

Gross profit margins were 32% and 25% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The 28% increase in gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning some of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $424,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Approximately $79,000 was due to increased costs (salaries and rent) associated with the cost of operating our ARC Wireless Hong Kong Limited subsidiary, and $75,000 represents a reduction in allocated overhead due to the sale of Winncom in 2006, whereby those costs were not allocated in 2007. Other increases in SG&A costs comparing 2007 to 2006, except for those of ARC Wireless Hong Kong Limited, include; salaries and benefits ($46,000), audit fees ($18,000) and legal fees ($8,000), outside consulting services ($74,000), 401(k) employer contribution ($44,000), research and development, ($19,000), and stock listing and shareholder meeting costs ($52,000). SG&A as a percent of total revenues increased from 45% for the nine months ended September 30, 2006 to 49% for the nine months ended September 30, 2007. Salaries and wages and fringe benefits, including commissions, remains the largest component of SG&A, constituting 59% and 68% of the total SG&A for the nine months ended September 30, 2007 and September 30,2006, respectively.

Net interest expense was $16,000 for the nine months ended September 30, 2007 compared to $96,000 for the nine months ended September 30, 2006. The decrease is due to the Company's available cash significantly reduced the need to use our available line of credit. Most of the interest expense for 2006 related to capitalized leases.

Other income for the nine months ended September 30, 2007 primarily represents interest income on funds invested from the sale of Winncom of $500,000 and gain on debt settlements of$82,000. No such income was earned in 2006.

The benefit for income taxes in 2006 represents an increase in deferred income taxes for which there was no comparable benefit in 2007.

The Company had a net loss from continuing operations of $365,000 for the nine months ended September 30, 2007 as compared to a net loss from continuing operations of $928,000 for the nine months ended September 30, 2006. The primary reasons for the reduction in the net loss are; 1) an increase in sales of $446,000, 2) an increase in gross margin of $552,000, 3) interest income of $500,000 realized from the proceeds from the sale of Winncom and 4) $82,000 gain on debt settlements.

Results of Discontinued Operations for the Nine Months Ended September 30, 2006 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations).

Financial Condition

The net cash used in operating activities from continuing operations was $1,056,000 for the nine months ended September 30, 2007 compared to $549,000 for the nine months ended September 30, 2006. The increase in the net cash used in operating activities from continuing operations in 2007 was primarily due to an increase in trade accounts receivables and inventory partially offset by a reduction in the net loss from continuing operations. The increase in inventory is to meet the increase in demand as a result of increased sales and also a need to stock more finished goods for standard products to satisfy customer expectations of wanting to consummate sales with shorter lead times. The increase in trade accounts receivable is the result of the increased sales and the time frames in which they occurred and does not reflect a slowdown in the average collection period. Net sales were approximately $1.3 million for the quarter ended December 31, 2006 compared to sales of approximately $2.0 million for the quarter ended September 30, 2007. The net cash used in continuing operations for the nine months ended September 30, 2006 was primarily due to the net loss from continuing operations of $928,000, an increase in trade receivables of approximately $125,000, an increase in deferred taxes of $232,000, partially offset by an increase in trade payables and other accrued expenses of $609,000.

The net cash used in investing activities from continuing operations was $95,000 for the nine months ended September 30, 2007 compared to $86,000 for the nine months ended September 30, 2006, primarily the result of expenditures for patents and equipment. The net cash used in investing activities from discontinued operations was $58,000 for the nine months ended September 30, 2006, primarily the result of expenditures for equipment.

For the nine months ended September 30, 2007, net cash provided by financing activities for continuing operations was the result of advances from the revolving line of credit. For the nine months ended September 30, 2006, net cash provided by financing activities from continuing operations was also the result of advances from the line of credit. For the nine months ended September 30, 2006, the net cash used in financing activities for discontinued operations was the result of net payments on lines of credit.

The Company's working capital at September 30, 2007 was $15,288,000, compared to $15,679,000 at December 31, 2006. The decrease of $391,000 as of September 30, 2007 is due primarily to the net loss from continuing operations for the nine months ended September 30, 2007.

On May 4, 2007, the Company renewed its $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The current Credit Facility has an annual maturity, which is currently due May 10, 2008, accrues interest at 1.5% over prime (9.75% at September 30, 2007), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC and Starworks combined. As of September 30, 2007 and December 31, 2006, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at September 30, 2007 and December 31, 2006 was $1,358,000 and $830,000, respectively.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" on our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the Company's risk factors from those disclosed in the Company's 2006 Annual Report on Form 10-K. The words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to ARC, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the Risk Factors set forth in our 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through variable interest rates related to our notes payable to the banks, each of which has a variable interest rate equal to the existing bank prime rate (8.25% as of September 30, 2007) plus 1.50%. The prime interest rate increased from 7.25% to 8.25% between January 1, 2006 and December 31, 2006. An increase in the bank's prime interest rates on the various notes payable by 1% would increase our yearly interest expense by approximately $5,000, assuming borrowed amounts remain outstanding at the average balance for the nine months ended September 30, 2007. Management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

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

Item 1A. Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" of our Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006, except as noted below.

Approximately 30% of our revenues for the nine months ended September 30, 2007 resulted from sales to a customer that has incurred significant historical losses and the customer has announced that it is in its best interests to actively pursue the sale of their Company and/or its assets. We have implemented procedures to minimize credit and inventory risk, however, should this customer default, or not be successful in selling its business and/or its assets, or otherwise discontinue doing business with us, it could have a negative impact on our results of operations for the fourth quarter 2007 and for 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2007, the Company recorded the issuance of 809 shares of common stock to Mr. Robert E. Wade, a director, for outstanding obligations for accrued director's fees in the amount of $4,000. These shares were issued pursuant to exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. This issuance qualified for exemption from registration because (i) the securities were issued to a single accredited investor, (ii) the Company did not engage in any general solicitation or advertising in connection with the issuance and (iii) Mr. Wade received "restricted securities."

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on September 17, 2007, and 2,867,114 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

(1)  For election of the following nominees as directors:

     Name                  Number of Shares For            Withheld
     ----                  --------------------            --------

     Sigmund A. Balaban         2,809,082                    58,032
     Donald A. Huebner          2,700,761                   166,353
     Randall P. Marx            2,700,731                   166,383
     Robert E. Wade             2,833,302                    33,812


(2)  Proposal to approve the Company's 2007 Stock Incentive Plan

     Number of Shares:

     1,663,735 (For)  34,227 (Against)  1,765 (Abstain)   1,167,387 (Not Voting)


(3) Proposal to ratify the selection of HEIN + Associates, LLP as the Company's independent registered public accounting firm.

     Number of Shares:

     2,859,114 (For)   6,804 (Against)   1,196 (Abstain)   0 (Not Voting)


(4) In their discretion, the Proxies as authorized to vote upon such as other business as may properly come before the meeting.

     Number of Shares:

     2,688,363 (For)   174,024 (Against)   4,727 (Abstain)   0 (Not Voting)


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

                                                ARC WIRELESS SOLUTIONS, INC.


Date:  November 9, 2007                         By: /s/ Randall P. Marx
                                                    -------------------
                                                    Randall P. Marx
                                                    Chief Executive Officer

 Date: November 9, 2007                         By: /s/ Monty R. Lamirato
                                                    ---------------------
                                                    Monty R. Lamirato
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
   Exhibit
   Number                         Description
   ------                         -----------

   3.1a Articles of Incorporation of Westcliff Corporation, now known as Antennas America, Inc. (the "Company"), are incorporated herein by reference from the Company's Form S-18 Registration Statement dated December 1, 1987 (File No. 33-18854-D).
   3.1b Articles of Amendment of the Company dated January 26, 1988 are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1c Articles and Agreement of Merger between the Company and Antennas America, Inc., a Colorado corporation, dated March 22, 1989, are incorporated herein by reference from the Company's Post-Effective Amendment No. 3 to Form S-18 Registration Statement dated December 5, 1989 (File No. 33-18854-D).
   3.1d        Amended and Restated Articles of Incorporation dated October 11,
               2000 (1)
   3.2         Bylaws of the Company as amended and restated on March 25, 1998.
               (2)
   31.1 CEO Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   31.2 CFO Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1 Officers' Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.