Form 10-K
period 2007-12-31
ARC WIRELESS SOLUTIONS INC
filed 2008-03-28
CIK 826326

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - K


(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2007.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                          ARC Wireless Solutions, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      Utah
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

        000-18122                                        87-0454148
 ----------------------                      ----------------------------------
(Commission File Number)                    (IRS Employer Identification Number)

                             10601 West 48th Avenue
                       Wheat Ridge, Colorado, 80033-2660
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.
Yes           No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No ___
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants' knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K.
Yes  X         No ___
    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

               Large accelerated filer [ ] Accelerated filer [ ]
                           Non-accelerated filer [ ]

Smaller reporting company [  X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes____          No  X

As of June 29, 2007, the last business day of the Registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,961,000. This calculation is based upon the average of the bid and ask price of $7.00 of the stock on June 30, 2006 as reported by NASDAQ. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Issuer's revenues for its most recent fiscal year: $8,048,000

The number of shares of the registrant's $.0005 par value common stock outstanding as of February 29, 2008 was 3,090,838



                                       2
================================================================================




                                                     ARC Wireless Solutions, Inc.
                                            Form 10-K for the Year Ended December 31, 2007

                                                          Table of Contents

                                                                                                           Page No.
                                                               PART I
Item 1.       Business....................................................................................     4
Item 1A.      Risk Factors................................................................................    11
Item 1B.      Unresolved Staff Comments...................................................................    13
Item 2.       Properties..................................................................................    13
Item 3.       Legal Proceedings...........................................................................    13
Item 4.       Submission of Matters to a Vote of Security Holders.........................................    14

                                                               PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities .............................................................    14
Item 6.       Selected Consolidated Financial Data........................................................    17
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operation...................................................................................    18
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................    25
Item 8.       Financial Statements and Supplementary Data.................................................    25
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................................................    25
Item 9A.      Controls and Procedures.....................................................................    25
Item 9B.      Other Information...........................................................................    26

                                                               PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................    27
Item 11.      Executive Compensation......................................................................    31
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters.........................................................................    41
Item 13.      Certain Relationships and Related Transactions..............................................    43
Item 14.      Principal Accountant Fees and Services......................................................    43

                                                               Part IV

Item 15.      Exhibits, Financial Statement Schedules.....................................................    44

Signatures    ............................................................................................    46






                                     PART I

Item 1.  Business

                                    Overview

Our Company

ARC Wireless Solutions, Inc. (referred to as "ARC Wireless," the "Company,"
"we," "us" and "our") is a provider of high quality, timely, cost effective wireless network component and wireless network solutions. Our Wireless
Communications Solutions Division designs, develops, manufactures, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and flat panel antennas. Winncom Technologies Corp, our prior wholly-owned subsidiary
("Winncom"), which was sold effective October 31, 2006, specialized in marketing, distribution and service of wireless component and network solutions in support of both voice and data applications, both domestically and internationally. Starworks Wireless Inc., our wholly-owned subsidiary
("Starworks"), specializes in the design, marketing and distribution of cable in the United States, primarily through original equipment manufacturing (OEMs) and third-party distributors, retailers and the Internet. We negotiate and manage our contract manufacturing relationships through our wholly-owned subsidiary, ARC Wireless Hong Kong Limited ("ARCHK").

Principal Products

     Principal products of our Wireless Communications Solutions Division include the following:

     Cellular Base Station Antennas
     ------------------------------

     Included in the acquisition of certain commercial assets from Ball
Aerospace & Technology Corp. ("BATC") in 2001 was the right to use BATC's technology in the manufacturing of the line of base station antennas, which consists of various models used in several frequency bands for cellular systems.
These cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas have been deployed in some of the Cingular (now AT&T), Telefonica and Qwest mobile phone carrier networks as well as other carrier networks across the United States and Latin
America. We have supplied our base station antenna products both directly to the carriers and through other channels, such as OEMs and distributors. Our base station antenna products have been supplied to Alcatel, Bechtel, General
Dynamics, Tessco, Domital and Sprint North Supply.

     Portable Antennas
     -----------------

     Our portable antennas are unique, yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio or cellular phone or can be installed either directly in or on a computer or other device.
We market two primary portable antenna designs, the Freedom Antenna(R) and the "Blade" antenna. The Freedom Antenna(R) is a unique broadband, patented antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The "Blade" Antenna is a smaller more compact design that uses the same patented technology as the Freedom Antenna(R).
It is a passive device that attaches to cell phones, PDA's, laptop air cards and other devices in the 800 MHz to 3 GHz frequency range and can be used at home or while working or traveling that boosts wireless signals . The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.






     Conformal Antennas
     ------------------

     A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal conformal antenna. This product, introduced in 1989 and originally only for conventional automobile cellular phones, has been expanded as an alternative to many conventional wire type antennas and has been expanded to be used for numerous mobile applications, including domestic and international cellular and law enforcement frequencies, passive repeaters, vehicle tracking and GPS. The antenna is approximately 3 1/2"x 3 1/2"x 1/10" and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle. Several derivative products of this antenna design have been developed for OEMs and other special applications.

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

     We have also developed a proprietary, patented, amplified GPS/Cellular combination antenna that integrates with a GPS receiver. We currently are selling this product to fleet and asset management companies on a worldwide basis. Conventional GPS antenna systems are mounted on the exterior of a vehicle or other asset; however our product can be mounted on the interior of an automobile or truck, protecting the antenna from weather, theft and vandalism.

     Flat Panel Antennas
     -------------------

     Our flat panel antennas are flat antennas that are used for Wi-Fi(R) and WiMAX(TM) and related technologies. The antenna design typically incorporates a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters. We have developed, patented and sold various versions of these antennas to private, commercial and governmental entities. We have added several flat panel antenna designs including, 3.5 GHz, 4.9 GHz and 5.8 GHz.

     Other Antennas
     --------------

     We are pursuing many new business opportunities for our antennas by continuing to broaden and adapt existing technologies. We have designed and currently manufacture antennas varying in frequencies up to 6GHz. These antennas use our newly developed antenna designs to provide inconspicuous installation.
In most cases, our antennas are designed to be manufactured using our proprietary design footprints. This allows us to better utilize our engineering, technical and production staff, as well as existing tools, dies and radomes for more than one product.

     Test Range
     ----------

     The Company has an antenna test range for the purpose of testing RF antennas with a frequency range up to 6GHz. The antennas test range consists of a Scientific Atlanta Model 2095 Microwave Measurement System and 40 foot indoor anechoic test chamber. From time to time, the Company may rent the test range to other companies interested in testing the performance of their finished wireless product.




Principal products of our former Winncom subsidiary include the following:

Unlicensed wireless products using frequencies that require a license to manufacture, but not a license to use, licensed wireless products requiring a Federal Communication Commission ("FCC") license to operate on a specific frequency in a geographic area, VoIP solutions for enterprise and residential markets, customer premise equipment (CPE) and base station antenna solutions as well as a full range of antennas for point-to-point and point-to-multi-point applications, a complete line of high-performance voice and data infrastructure and security products, and a wide range of copper, coaxial and fiber cables and cable assembly products as well as lightning arrestors that are used in the installation, extension and protection of wireless end-to-end systems.

Principal products of our Starworks subsidiary include the following:

     Cable and Related Components
     ----------------------------

     We design and market coaxial cable and related components through our Starworks subsidiary. Starworks originally provided pre-packaged components, primarily using cable, to the direct-to-home satellite dish industry. To increase sales and customer satisfaction, the satellite programming industry began offering professional installation with the purchase of a home satellite dish, limiting the sales of pre-packaged components. Starworks has transformed its business to provide installers and other OEM customers with components for various wireless installations. Starworks' primary focus is no longer specific to just the satellite industry but to the wireless industry in general, offering bulk cable, jumper cables consisting of certain lengths of cable with connectors pre-installed and related components. For the foreseeable future, management has determined to minimize efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications
Solutions Division. However, the Company will continue to purchase cable through its cable subsidiary for its own use while it is seeking a suitable overseas cable manufacturer for its cable distribution business.


Foreign Sales:

Direct export sales by the Company to customers outside North America were approximately 13% of Company's sales for the fiscal year ended December 31, 2007. The Company does not own, or directly operate any manufacturing operations in foreign countries.

Marketing and Distribution
--------------------------

         Our Wireless Communications Solutions Division markets its commercial line of antennas directly to distributors, installers and retailers of antenna accessories. Current distribution consists of several domestic and international distributors, including several hundred active retail dealers. The Wireless
Communications Solutions Division also markets our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. We provide individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.arcwireless.net, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified wireless solutions.
Inquiries through the web site are pursued by our in-house and outside sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. Mountain Time. Many of our products are also marketed internationally. We also have numerous international distributors marketing our products in several countries. We are currently negotiating with various international manufacturers to manufacture our proprietary products.
This process can save duty and freight costs making us more competitive.




     Winncom was a value added distributor that supported distribution of products with internal sales, technical support, system design and feasibility studies, installation and training.

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

The manufacturing of the majority of our products and components is currently in China under the supervision of our wholly-owned subsidiary, ARC Wireless Hong
Kong Limited.

Research And Development
------------------------

Research and development ("R&D") costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2007, 2006 and 2005. We spent approximately $512,000, $363,000 and $315,000 on R&D in 2007, 2006 and 2005, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies.
Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Financial Information About Industry Segments
---------------------------------------------

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

Employees
---------

At December 31, 2007, we had 41 full time employees including 20 in manufacturing and distribution, 5 in sales and customer support, 7 in engineering and product development, and 9 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Patents
-------

We currently hold 14 U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief
Scientist, is the inventor of record for a patent that was valid through the year 2008 for micro strip antennas and multiple radiator array antennas. Mr.
Shoemaker also is the inventor of record for a patent for a serpentine planar broadband antenna that expires in 2011. In addition, Mr. Shoemaker and Mr.
Randall P. Marx, our Chief Executive Officer, are inventors of record for a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of record for a patent, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of record for a patent for a conformal antenna for a satellite dish, which expires in 2013, as well as for a patent for conformal antenna assemblies, which expires in 2016. Mr. Shoemaker and Mr. Marx each have permanently assigned to us all rights to these patents.

The former president of our subsidiary Starworks, David E. McConnell, is the inventor of record for a patent for a coaxial cable connector, which will expire in 2017, all rights to which are owned by the Company as a result of the acquisition of Starworks on September 29, 2000.

In addition, Dr. Mohamed Sanad, a former Principal Consulting Engineer, is the inventor of record for a patent that was designed for remote wireless metering and that will expire in 2019. He is also the inventor of another patent used for remote wireless metering as well as mobile data collection, which will expire in 2019. Dr. Sanad has permanently assigned to us all of the rights to these patents.

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

Steven C. Olson, our Chief Technology Officer, is the inventor of record for our Partially Shared Antenna Aperture patent, which will expire in 2023 and which is currently used in some of our fixed wireless access antennas.

Per the terms of the asset purchase agreement with BATC (see page 12), we have also filed a utility patent application with Mr. Jeffrey A. Godard, currently an engineer with BATC, and Mr. Olson as inventors of record, both of whom have permanently assigned to us all patent and other rights to any commercial products covered by this utility patent application. This patent application for our Microstrip Fed Log antenna has been granted and will expire in 2022.




Mr. Olson is also the inventor for the technology used for our DUALBASE(TM) antenna. Mr. Olson has permanently assigned to us all patent and other rights in the products covered by this utility patent, and all other products that have been and will be developed while employed by us. This patent application for our Omni-Dual Band Antenna & System has been granted and will expire in 2024.

We also have the exclusive commercial licensing rights to the following patents, which were included as part of the asset purchase agreement to acquire certain commercial assets from BATC in 2001: US6,121,929, US5,905,465, US6,239,751 and US6,414,636.

In addition to the above referenced patents, we have filed one provisional patent application.

We currently have seven trademarks, ANTENNAS AMERICA(R), AIRBASE(R), DUALBASE(R), UNIPAK(R), FREEDOM ANTENNA(R), EXSITE(R), OMNIBASE(R) and PARITY(R) that are registered marks. We also have in use the following trademarks, ARC
VLPA, ARC ATLAS, FREEDOM BLADE and FREEDOM CRUISE.

We seek to protect our proprietary products, information and technology through reliance on confidentiality provisions, and, when practical, the application of patent, trademark and copyright laws. We cannot assure that these applications will result in the issuance of patents, trademarks or copyrights of our products, information or technology.

History
-------

We were organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses. Our prior name was Westflag
Corporation, which was formerly Westcliff Corporation. In January 1989, we completed our initial public offering of 210,900 units at $2.00 per unit, resulting in net proceeds of approximately $363,000. Each unit consisted of one share of common stock, one Class A Warrant and one Class B Warrant. All the Class A and Class B Warrants expired without exercise and no longer exist. In
February 2007, we effected a one-for-fifty reverse split so that each fifty outstanding shares of common stock prior to the reverse split became one share after the reverse split. In April 1989, we effected a one-for-four reverse split so that each four outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this Annual Report to the number or prices of shares of our common stock or the units described above have been adjusted for the effect of the 2007 one-for-fifty reverse split and the 1989 one-for-four reverse split.

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

On May 24, 2000, we purchased, through our former subsidiary, Winncom
Technologies Corp. ("Winncom"), all the outstanding shares of Winncom
Technologies, Inc. The acquisition was accounted for as a purchase, and accordingly, the operations for Winncom have been included in the Company's consolidated statement of operations from May 24, 2000 (the date of acquisition) forward until the effective date of our sale of Winncom on October 31, 2006. We paid $12.7 million in aggregate consideration, consisting of $3.7 million in cash, a $1.5 million non-interest bearing promissory note payable 90 days from the closing date, a $1.5 million non-interest bearing promissory note payable
180 days from the closing date and $6.0 million in shares of our restricted common stock (138,920 shares). The notes were paid in full by September 2000, with an $85,000 negotiated early payment reduction. Winncom was sold effective
October 31, 2006 for $17 million (see Note 2 to the consolidated financial statements).







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

On August 21, 2001, we purchased certain commercial assets of the wireless communications product line from Ball Aerospace & Technology Corp. ("BATC"), a subsidiary of Ball Corporation, for $925,000. Subsequent to the purchase, a physical inventory was taken of the assets purchased and in accordance with the purchase agreement Ball refunded approximately $85,000 of the original purchase price as a result of there being less inventory than that listed in the purchase agreement. The assets purchased consisted primarily of raw materials inventory, finished goods inventory, production tooling equipment, testing equipment and an exclusive license agreement to use patents related to the wireless communications antenna products for commercial purposes.

Disclosure Regarding Forward-Looking Statements And Risk Factors
----------------------------------------------------------------

Forward-Looking Statements.
---------------------------

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section
21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report, including without limitation under "Item 1: Business - Principal Products", "Marketing and
Distribution", "Production", "Research and Development", "Competition",
"Governmental Regulations" and "Patents", and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation", regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

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


Item 1A. Risk Factors.
----------------------

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Annual Report:




1. We have a history of prior losses and there is no assurance that our operations will be profitable in the future. From inception in September
     1987 through the fiscal year ended December 31, 1992, and again for the years ended December 31, 1998 through the fiscal year ended December 31, 2001 and for the fiscal years ended December 31, 2003, 2006 and 2007, we incurred losses from operations. We operated profitably during each of the fiscal years ended December 31, 1993 through 1997 and again for the fiscal years ended December 31, 2002, 2004 and 2005. Profits for some of these years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 15 of this Annual Report on Form 10-K.

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

5.   The Company Depends On Third-Party Contract Manufacturers For A Majority Of
     Its Manufacturing Needs. We have transitioned a majority of our production to China and are dependent on efficient workers for these functions. If the Company's manufacturers are unable to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company's operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company's third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company's reputation and brand.

     The Company does not currently have any agreements with any of its contract manufacturers, and such manufacturers could stop manufacturing products for the Company at any time. Although the Company believes that it could locate alternate contract manufacturers if any of its manufacturers terminated their business, the Company's operations could be impacted until alternate manufacturers are found.

6. The success of our business is highly dependent on key employees. We are highly dependent on the services of our executive management, including
     Randall P. Marx, our Chief Executive Officer. The loss of the services of any of our executive management could have a material adverse effect on us.






7. We may incur significant costs in complying with new governmental regulations that affect our industry, and this may require us to divert funds we use for the development of our business and product. We are subject to government regulation of our business operations in general.
     Certain of our products are subject to regulation by the Federal
     Communications Commission ("FCC") because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

8. We have not paid any cash dividends with respect to our shares, and it is unlikely that we will pay any cash dividends on our shares in the foreseeable future. We currently intend that any earnings that we may realize will be retained in the business for further development and expansion.

9. We have significant sales concentrated in a few customers. The concentration of the Company's business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

10.  The Company May Make Future Acquisitions, Which Will Involve Numerous
     Risks.

          o    diversion of management's attention;

          o the effect on the Company's financial statements of the amortization of acquired intangible assets;

          o the cost associated with acquisitions and the integration of acquired operations; and

          o assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm the Company's business, financial condition and results of operations. There can be no assurance that any business that the Company acquires will achieve anticipated revenues or operating results.

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

          o future periodic assessments required by current or new accounting standards resulting in additional charges; and

          o unstable economic and political conditions in China. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments
----------------------------------

None

Item 2. Properties
------------------

Our principal offices are located in Wheat Ridge, Colorado, where we lease approximately 50,000 square feet of office, production and warehouse space for our corporate office, engineering and limited manufacturing of antennas and for use by each of our segments. This lease commenced on July 1, 2003 and expires on June 30, 2010.

In addition, we lease approximately 1,700 square feet of corporate office space in Hong Kong on a month to month basis for our subsidiary ARC Wireless Hong Kong
Limited.

Item 3.  Legal Proceedings
-------  -----------------

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No litigation exists at December 31, 2007 or at the date of this report that management believes will have a material impact on the financial position or operations of the Company.







Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

None


                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters
------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

Our common stock was quoted on the OTC Bulletin Board (the "OTCBB") under the trading symbol "ARCS" until February 11, 2007. On February 12, 2007, our common stock began trading under the symbol "ARCW" on the OTCBB pursuant to the 1-for-50 reverse stock split described below. On April 10, 2007, our common stock ceased trading on the OTCBB, and began trading on the NASDAQ Capital
Markets Exchange (the "NASDAQ-CM"). Because trading in our shares is so limited, prices can be highly volatile.

On February 9, 2007, we announced a 1-for-50 reverse stock split of our issued and outstanding common stock to be effective as of February 12, 2007 (the
"Effective Date"). Pursuant to the reverse stock split, each 50 shares of the Company's issued and outstanding common stock were reclassified and combined into one share of the Company's common stock as of the Effective Date. The number of shares of the Company's common stock authorized remained at 250 million shares, without any change in par value per common share, and the number of authorized shares of the Company's preferred stock remained at two million.

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

The table below represents the high and low bid information during each of the quarters in the past two fiscal years during which our common stock was traded on the OTCBB (from January 1, 2006 to April 9, 2007 and the high and low sales process for our common stock since it has been traded on the NASDAQ-CM (April
10, 2007 through the present). These over-the-counter quotations for the period when our common stock was traded on the OTCBB (January 1, 2006 to April 9, 2007) reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices have been adjusted for the one-for-fifty reverse stock split that was effective on February 12, 2007.

                                            Common Stock
                                            ------------

Quarter Ended                     High Bid              Low Bid
-------------                     --------              -------
March 31, 2006                   $8.00                   $5.00
June 30, 2006                    $9.00                   $6.00
September 30, 2006               $7.50                   $4.50
December 31, 2006                $6.50                   $5.00
March 31, 2007                   $5.00                   $4.51

                            High Sales Price      Low Sales Price
                            ----------------      ---------------
June 30, 2007                    $6.20                   $4.67
September 30, 2007               $5.71                   $4.80
December 31, 2007                $6.44                   $4.31







On February 29, 2008, the closing sales price for our common stock was $4.88 and the approximate number of our shareholders of record was 407. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
---------------------------------------

During the year ended December 31, 2007, we recorded the issuance of 2,990 shares of common stock to directors for outstanding obligations for directors' fees in the amount of $15,000.

On March 12, 2007 and May 9, 2007, the Company granted 2,500 and 5,000 options, respectively, to outside directors with an exercise price of $4.80 and $5.47, respectively. Each option has a two year term and vest 20% for each meeting attended by the respective director. As the result of changes to the Outside
Directors compensation plan, effective October 1, 2007, options granted but not yet vested prior to October 1, 2007 will expire.


These issuances were granted based on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation
D. These issuances qualified for this exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company's reports filed under the Securities
Exchange Act of 1934 were made available to the recipients; (iii) each recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the Company; and
(v) the recipients received "restricted securities" that include a restrictive legend on the certificate.

Equity Compensation Plan Information.
-------------------------------------

Securities authorized for issuance under our equity compensation plans as of December 31, 2007 are as follows:

                         Equity Compensation Plan Table

-------------------------------------- ------------------------- -------------------------- ------------------------
                                       Number of securities to       Weighted average         Number of securities
                                       be issued upon exercise       exercise price of      remaining available for
                                       of outstanding options,     outstanding options,         future issuance
                                         warrants and rights        warrants and rights
-------------------------------------- ------------------------- -------------------------- ------------------------
                                                 (a)                         (b)                       (c)
-------------------------------------- ------------------------- -------------------------- ------------------------
Equity  compensation  plans  approved
by security holders                                      54,500                      $7.34                   260,000
-------------------------------------- ------------------------- -------------------------- ------------------------
Equity    compensation    plans   not
approved by security holders                                  0                          -                         -
-------------------------------------- ------------------------- -------------------------- ------------------------
Total                                                    54,500                      $7.34                   260,000
-------------------------------------- ------------------------- -------------------------- ------------------------

Share Performance Graph
-----------------------

The following graph compares the total shareholder return, on our common stock for the five-year period from December 31, 2002 through December 31, 2007 with that of the NASDAQ Composite Index, and a peer group (the "Peer Group") of four companies selected by us in good faith, whose primary business includes the manufacture and sale of antennas and distribution of wireless communication products. The members of the Peer Group are Tech Data Corp., Ingram Micro Inc.,
Phazar Corp. and EMS Technologies Inc. This graph assumes that on December 31,
2002 $100 was invested in our common stock in the NASDAQ Index and in the Peer





Group, and assumes reinvestment of all dividends. Note that historic stock price performance does not necessarily indicate future stock price performance.


                               [GRAPHIC OMITTED]





Item 6.    Selected Consolidated Financial Data
------------------------------------------------

The following table sets forth selected consolidated financial data for each of the Company's last five fiscal years. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

                        Selected Annual Consolidated Data

                                                              For the Years Ended December 31,
                                      ----------------------------------------------------------------------------------
                                             2007             2006             2005             2004              2003
                                             ----             ----             ----             ----              ----

Revenues                               $  8,048,000      $  6,470,000      $  6,736,000     $  6,449,000      $  5,618,000
Gross profit                              2,781,000         1,449,000         2,730,000        2,509,000         1,828,000
Income (loss) from continuing
operations                                 (703,000)       (1,606,000)          573,000         (320,000)         (729,000)
Income from discontinued operations
                                               --             864,000           719,000        1,008,000           444,000
Net income (loss)                      $   (703,000)     $   (742,000)     $  1,292,000     $    688,000      $   (285,000)
Earnings (loss) per share:
Basic and diluted continuing
operations                             $       (.23)     $       (.52)     $        .19     $       (.11)     $       (.24)
Earnings (loss) per share:
Basic and diluted discontinued
operations                                     --        $        .28      $        .23     $        .33      $        .15
Earnings (loss) per share:
Basic and diluted                      $       (.23)     $       (.24)     $        .42     $        .22      $       (.09)

                                       -----------------------------------------------------------------------------------


                                           2007              2006              2005             2004               2003
                                           ----              ----              ----             ----               ----

Cash and cash equivalents              $ 14,941,000      $ 15,720,000      $     64,000     $    321,000      $    227,000
Working capital                          14,993,000        15,679,000        16,387,000        7,289,000         7,049,000
Total assets                             17,912,000        17,975,000        33,489,000       22,493,000        22,740,000
Total liabilities                         2,492,000         1,888,000        16,679,000        7,031,000         7,968,000
Stockholders' equity                     15,420,000      $ 16,087,000      $ 16,810,000     $ 15,462,000      $ 14,772,000





The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

                                                                            2007
                                           -----------------------------------------------------------------------

                                           December 31         September 30          June 30            March 31
                                           -----------         ------------          -------            --------

Net sales                                  $ 2,391,000         $ 1,986,000         $ 2,089,000         $ 1,581,000
Gross profit                                   946,000             624,000             800,000             411,000
Income (loss) from continuing
operations                                    (338,000)           (173,000)            106,000            (298,000)
Income from discontinued operations
                                           -----------         -----------         -----------         -----------
Net income (loss)                          $  (338,000)        $  (173,000)        $   106,000         $  (298,000)
Earnings (loss) per share:
Basic and diluted continuing
operations                                 $      (.10)        $      (.06)        $       .03         $      (.10)
Earnings (loss) per share:
Basic and diluted  discontinued
operations                                        --                  --                  --                  --
Net income (loss) per share                $      (.10)        $      (.06)        $       .03         $      (.10)


                                                                            2006
                                           -----------------------------------------------------------------------

                                           December 31         September 30          June 30            March 31
                                           -----------         ------------          -------            --------

Net sales                                  $ 1,260,000         $ 1,837,000         $ 1,824,000         $ 1,549,000
Gross profit                                   167,000             468,000             394,000             420,000
Income (loss) from continuing
operations                                    (560,000)           (331,000)           (436,000)           (279,000)
Income from discontinued operations
                                               (72,000)        $   141,000             486,000             309,000
Net income (loss)                          $  (632,000)        $  (190,000)        $    50,000         $    30,000
Earnings (loss) per share:
Basic and diluted continuing
operations                                 $      (.19)        $      (.10)        $      (.14)        $      (.09)
Earnings (loss) per share:
Basic and diluted discontinued
operations                                 $      (.02)        $       .04         $       .16         $       .10
Net income (loss) per share                $      (.21)        $      (.06)        $       .02         $       .01


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Financial Condition

At December 31, 2007, we had approximately $14.9 million in working capital, which is a decrease of approximately $800,000 from working capital at December
31, 2006 of $15.7 million.

We had total assets of $17,912,000 as of December 31, 2007 as compared with $17,975,000 as of December 31, 2006. The slight decrease is a result of a reduction in cash to fund operating losses in 2007.

Liabilities increased from $1,865,000 at December 31, 2006 to $2,409,000 at
December 31, 2007 primarily as a result of an increase in our line of credit borrowing from $830,000 at December 31, 2006 to $1,436,000 at December 31, 2007.




Management believes that current working capital and renewed bank line of credit will be sufficient to allow the Company to maintain its operations through December 31, 2007 and into the foreseeable future.

Off-Balance Sheet Arrangements
-------------------------------

We do not have any off-balance sheet arrangements. Contractual Obligations as of December 31, 2007 are as follows:

----------------------------------- --------------- ---------------------------------------------------------------
                                                                        Payments Due By Period
----------------------------------- --------------- ---------------------------------------------------------------
                                                     Less than 1                                     More than 5
                                         Total           Year         1-3 Years       3-5 Years         Years
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Lines of credit                        $ 1,435,000     $1,435,000                -              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Long-term debt                                   -              -                -              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Capital lease obligations (1)          $   108,000     $   86,000        $  22,000              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Operating leases                       $   939,000     $  258,000        $ 434,000              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------
Purchase obligations (2)               $   808,000     $  808,000                -              -                -
----------------------------------- --------------- -------------- ---------------- -------------- ----------------

(1) Obligation includes future payments of both principal and interest.

(2) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Purchase obligations exclude agreements that are cancelable without penalty and intercompany purchase obligations.


Results of Continuing Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Total revenues were $8,048,000 and $6,470,000 for the years ended December 31, 2007 and 2006, respectively. The 24% increase in revenues during the year ended
December 31, 2007 compared to the year ended December 31, 2006 is attributable to increased revenues from our Wireless Communications Solutions Division, partially offset by a decrease of $266,000 in revenues from our subsidiary, Starworks. For the foreseeable future, management has determined to minimize efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Solutions Division.
However, the Company will continue to purchase cable through its cable subsidiary for its own use while it is seeking a suitable overseas cable manufacturer for its cable distribution business.

Gross profit margins were 34.6% and 22.4% for the years ended December 31, 2007 and 2006, respectively. The 50% increase in gross profit margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARC Wireless Hong Kong Limited ("ARCHK"), as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $1,059,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006.
Approximately $132,000 of the increase was related to costs (salaries, outside services and rent) associated with operating our ARCHK subsidiary, and $83,000 represents the addition of previously allocated overhead to Winncom due to the sale of Winncom in 2006, whereby those costs were not allocated in 2007. Other increases in SG&A costs comparing 2007 to 2006, except for those of ARCHK, include; the increase in the allowance for bad debts ($395,000) salaries and benefits ($329,000), outside consulting services ($72,000), the 401(k) employer contribution ($68,000) and stock listing and shareholder meeting costs
($69,000). The significant increase in bad debt expense in 2007 was due to the filing of bankruptcy protection by a significant customer. Based on information available to us, we elected to reserve the entire amount pending settlement of the matter in 2008. SG&A as a percent of total revenues increased from 48% for the year ended December 31, 2006 to 52% for the year ended December 31, 2007.
Salaries and wages, including commissions, remains the largest component of SG&A, constituting 46% and 52% of the total SG&A for the years ended December
31, 2007 and 2006, respectively. The increase in salaries and wages in 2007 are primarily due to increased sales and engineering personnel to support the increases in revenue over 2006.

Net interest expense was $24,000 for the year ended December 31, 2007 compared to $124,000 for the year ended December 31, 2006. The decrease is due to the Company significantly reducing the need to use our available line of credit as a result of cash proceeds from the sale of Winncom in 2006. Most of the interest expense for 2007 is related to capitalized leases.

Other income for the year ended December 31, 2007 primarily represents interest income on funds invested from the sale of Winncom of $675,000, and gain on debt settlements of $30,000. Interest income on funds invested from the sale of Winncom for 2006 was $100,000.

The benefit for income taxes in 2006 represents an increase in deferred income taxes, whereas the benefit for income taxes in 2007 represents a refund of state income taxes.

The Company had a net loss from continuing operations of $703,000 for the year ended December 31, 2007 compared to a net loss from continuing operations of $1,606,000 for the year ended December 31, 2006. The primary reasons for the reduction in the net loss are; 1) the increase in sales of $1,578,000, 2) the increase in gross profit margin of $1,250,000, 3) the increase in interest income of $570,000 from the proceeds from the sale of Winncom, and 4) the increase of $30,000 gain on debt settlements, partially offset by an increase on SG&A of $1,059,000 as discussed above.


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

Gross profit margins were 22% and 41%, respectively for the years ended December
31, 2006 and 2005. The decrease in gross margin for the year ended December 31, 2006 was as a result of; 1) lower margins at the Wireless Communications
Solutions Division due to (1) significant increases in component costs including aluminum, copper and plastic as well as additional labor costs associated with the introduction and manufacturing of several new products and product lines involving a change in product mix; (2) competitive pricing pressures, and (3) the costs associated with the introduction and manufacturing of several new products. The Company took steps in the third quarter of 2006 to improve its gross margin by shifting production of certain product lines to China through our new subsidiary, ARC Wireless Hong Kong Limited.

Selling, general and administrative expenses (SG&A) increased by $541,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005.
Approximately $25,000 of the increase is due to increases in salaries and wages, and the remaining increase is due to costs associated with the organization of ARC Wireless Hong Kong Limited ($77,000), as well as increases in audit fees
($60,000), legal fees ($95,000, incurred in connection with the sale of Winncom), investor relations ($60,000), directors fees ($30,000), SOX 404 compliance cost ($30,000), shareholder meeting ($60,000) and outside engineering services. SG&A as a percent of revenue increased from 38% for the year ended





December 31, 2005 to 57% for the year ended December 31, 2006. Salaries and wages, while remaining fairly constant from 2005 to 2006, remains the largest component of SG&A, constituting 52% and 62% of the total for the years ended
December 31, 2006 and 2005, respectively.

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

We had an income tax benefit of $267,000 for the year ended December 31, 2006 compared to an income tax benefit of $475,000 for the year ended December 31, 2005. The income tax benefit in 2006 is comprised of three items; 1) utilization of net operating losses to offset prior years taxes paid resulting in a refund of $135,000; 2) an offset to Winncom's federal income tax liability, reported in discontinued operations, computed on a separate return basis through its date of disposition, October 31, 2006; and 3) a valuation allowance against deferred income taxes. The 2005 income tax benefit is comprised of net deferred tax assets. Management estimated that in the fourth quarter of 2005 that due to the likelihood of continued profitability the valuation allowance on its net deferred tax assets of approximately $490,000 was no longer considered necessary.

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

Results of Discontinued Operations for the Year Ended December 31, 2006 compared to the Year ended December 31, 2005 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations) The results of operations of Winncom for 2006 are for ten months only as Winncom was sold on October 31, 2006.

Winncom had a 50% increase in revenues comparing the year ended December 31, 2005 to the year ended December 31, 2006. The increase of nearly $16.4 million is primarily the result of a $17.9 million increase in its long term contract revenue associated with the Kazakhstan project over 2005. The margin recognized on the long term construction contract was approximately 7% for the period ended
December 31, 2006. Because the gross margin on the long term contract is lower than the gross margin for normal distribution revenues, the increase in gross margin was only 6%, even though revenues increased by 50% from 2005 to 2006.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are summarized in Note 1 of our consolidated financial statements set forth in this Annual Report on Form 10-K.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2007, our net accounts receivable balance was $1,173,000.

Inventory: Inventory is stated at the lower of cost or net realizable value.
Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2007, our inventory balance was $1,179,000.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2007, we had $106,000 of intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

Income Taxes: The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis. As of December
31, 2007 the Company recorded a valuation allowance against deferred taxes of $717,000.In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for
Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, consolidated results of operations or consolidated cash flows.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $453,000 should be adequate for any exposure to loss in our accounts receivable as of December 31, 2007. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $704,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS 157"), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS
157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company's balance sheet as of the date of adoption. As such, the Company does not expect any impact to its financial statements as of the January 1, 2008 adoption date.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for
Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB
Statements No. 87, 88, 106, and 132(R) ("SFAS 158"), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans' benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company's financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities--Including an amendment of FASB
Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business
Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008.
The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160").
SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its financial statements.

On March 19, 2008, The Financial Accounting Standards Board (FASB) issued FASB
Statement No. 161, Disclosures about Derivative Instruments and Hedging
Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November
15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, that SFAS 161 will have on its financial statements.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our line of credits which have variable interest rates equal to the existing bank prime rate
(7.50% as of December 31, 2007) plus one and one-half percent. The prime interest rate decreased from 8.25% to 7.50% in 2007. A decrease in the bank's prime interest rate on our line of credit by an additional 1.25% in 2008 would decrease our yearly interest expense by approximately $5,000, assuming borrowed amounts remain outstanding at 2007 average monthly levels.





In addition, we are exposed to market risk on interest rates earned on excess funds from proceeds from the sales of Winncom. The excess funds are invested in short term money market securities and a reduction in the interest rate of 1% would reduce our interest income by $150,000 based on the average amount invested in 2007. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-25 under the caption "Consolidated Balance Sheets,"
"Consolidated Statements of Operations," "Consolidated Statements of
Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None


Item 9A.  Controls and Procedures
---------------------------------

a) Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2007 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

     o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.




Under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (the "COSO Framework"). Based on this evaluation under the COSO
Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

The evaluation of our disclosure controls included a review of whether there were any significant deficiencies in the design or operation of such controls and procedures, material weaknesses in such controls and procedures, any corrective actions taken with regard to such deficiencies and weaknesses and any fraud involving management or other employees with a significant role in such controls and procedures.

Our management does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


Item 9B  Other Information
--------------------------

         None




                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

Directors and Executive Officers.

Our directors and executive officers are as follows:
----------------------------------------------------

     Name                         Age        Position with the Company                                Director Since
     ----                         ---        -------------------------                                --------------

     Randall P. Marx              55         Chief Executive Officer, Secretary, Director                    1990

     Donald A. Huebner            62         Director                                                        1998

     Robert E. Wade               61         Director                                                        2005

     Sigmund A. Balaban           66         Director                                                        1994

     Richard L. Anderson          59         Executive Vice President                                         -

     Monty R. Lamirato            52         Chief Financial Officer, Treasurer                               -

     Steven C. Olson              51         Chief Technology Officer                                         -


Randall P. Marx. Mr. Marx became our Chief Executive Officer in February 2001 and has served as Director since May 1990. Mr. Marx served with the Company as Chief Executive Officer from November 1991 until July 2000, as Treasurer from
December 1994 until June 30, 2000 and as Director of Acquisitions from July 2000 until February 2001. From 1983 until 1989, Mr. Marx served as President of THT
Lloyd's Inc., Lloyd's Electronics Corp. and Lloyd's Electronics Hong Kong Ltd., international consumer electronics companies. Lloyd's Electronics had domestic revenues of $100 million and international revenues of $30 million with over 400 employees worldwide. As CEO and President of THT Lloyd's Inc., a $10 million electronics holding company, Mr. Marx supervised the purchase of the Lloyd's
Electronics business from Bacardi Corp. in 1986. As CEO and President of Lloyd's
Electronics, Mr. Marx was directly responsible for all domestic and international operations including marketing, financing, product design and manufacturing with domestic offices in New Jersey and Los Angeles and international offices in Hong Kong, Tokyo and Taipei. Mr. Marx currently serves as a member of the Board of Directors of InfoSonics Corporation, an entity subject to the reporting requirements of the Securities Exchange Act of 1934.


Donald A. Huebner. Dr. Huebner was our Chief Scientist from July 2000 to January
2002 and has been a consulting engineer to the Company from January 2002 to the present. He has served as a Director of the Company since 1998. Dr. Huebner served as Department Staff Engineer with Lockheed Martin Astronautics in Denver,
Colorado from 1986 to July 2000. In this capacity, Dr. Huebner served as technical consultant for phased array and spacecraft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of
California, Los Angeles ("UCLA"). Dr. Huebner also has served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Masters of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Masters in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas and Propagation Society and Microwave Theory and Technique Society of the Institute of Electrical and Electronic Engineers.


Robert E. Wade. Mr. Wade became a Director in December 2005. A former bank director, Mr. Wade currently serves as a member of the boards of directors of mutual funds: Franklin Mutual Series Fund Inc. since 1996, Franklin Managed
Trust and Franklin Value Investors Trust since 2004, and the US Templeton Funds since 2006. In March of 2005, Mr. Wade was named Chairman of the Board of
Franklin Mutual Series Fund Inc., having previously served as Chairman of its Audit Committee.. He has also been a director of El Oro and Exploration Co. plc.
since 2003. Mr. Wade is a practicing attorney in New Jersey.


Sigmund A. Balaban. Mr. Balaban has served as Director since December 1994. Mr.
Balaban had served as Senior Vice President / Corporate Secretary, of Fujitsu
General America, Inc. of Fairfield, New Jersey, from 2000 until July of 2001 when he retired. Mr. Balaban was Vice President, Credit of Teknika Electronics from 1986 to 1992 and was Senior Vice President and General Manager of Teknika
Electronics from 1992 to 2000. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc., which is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer. Mr.
Balaban currently serves as a member of the Board of Directors of Double Eagle
Petroleum Co., an entity subject to the reporting requirements of the Securities
Exchange Act of 1934.


Richard L. Anderson. Mr. Anderson has been our Executive Vice President since
November, 2007. Mr. Anderson served as a director of the Company from December, 1994 to June, 2000. Mr. Anderson served as Vice President of Administration with the Company from January, 1996 to June, 2000. Prior to being named Executive
Vice President, Mr. Anderson held the position of Director Corporate
Development. Prior to joining the Company, from 1990 to 1995 Mr. Anderson was an independent financial contractor underwriting residential and commercial real estate first mortgage credit packages. From 1985 to 1990, Mr. Anderson served as Senior Vice President, Administration of Westline Mortgage Corporation, a subsidiary of BankWestern Federal Savings. Prior to 1985, Mr. Anderson served as
Vice President, Human Resources for Midland Federal Savings.


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




Audit Committee of the Board of Directors
-----------------------------------------

The audit committee consists of three independent directors, Mr. Sigmund A.
Balaban, who is chairman of the committee, Mr. Robert E. Wade and Dr. Donald A.
Huebner. The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of the Committee's activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter.

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

Compensation Committee
----------------------

The Board of Directors currently has a Compensation Committee, consisting of Mr.
Robert E. Wade, the chairman of the Compensation Committee, Dr. Donald A.
Huebner and Mr. Sigmund A. Balaban. The Compensation Committee has a charter which is located on the Company's website at www.arcwireless.net.

Nominating Committee: Nominating Policies and Procedures
--------------------------------------------------------

The Company does not currently have a standing nominating committee of the Board of Directors because it believes that the nominating functions should be relegated to the full Board of Directors.

On October 31, 2006, the Board of Directors adopted certain Nominating Policies and Procedures (the "Nominating Policy"), which are attached hereto as Exhibit
99.1. It is the policy of the Board of Directors that each nominee for election to the Board, regardless of whether such nominee is recommended by a shareholder of the Company, the Board or any other person, shall be approved by a majority of the independent directors of the Board.

In general, the Board believes that certain minimum qualifications must be met by each candidate for the Board, as well as meeting any applicable independence standards required by the SEC and federal securities laws. The Board believes that candidates and nominees must reflect a Board that is comprised of directors
(i) a majority of whom are independent (as determined under any applicable director qualification standards); (ii) who are of high integrity; (iii) who have qualifications that will increase the overall effectiveness of the Board;
and (iv) who meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Board members who sit on the audit committee. In evaluating the qualifications of the candidates, the Board considers many factors, including issues of leadership ability, career success, character, judgment, independence, background, age, expertise, diversity and breadth of experience, length of service, other commitments and the like.

Under the Nominating Policy, the Board shall consider recommendations for candidates to the Board from shareholders holding no less than 1% of the Company's common stock, which stock has been continuously held by such shareholder for at least twelve (12) months prior to the date of the submission of the recommendation (an "Eligible Shareholder"). Candidate nominees recommended by Eligible Shareholders (hereinafter referred to as "Shareholder
Candidates") will be evaluated by the Board on the same basis as candidates that may be identified by the Board, management or, if the Board permits, a search firm. For the Shareholder Candidate to be considered by the Board, the Eligible





Shareholder and the Shareholder Candidate must comply with certain procedures as set forth in the Nominating Policy. Recommendations for Shareholder Candidate(s) to the Board of Directors from an Eligible Shareholder must be directed in writing to ARC Wireless Solutions, Inc., Attn: Corporate Secretary, at the
Corporation's principal offices at 10601 West 48th Avenue, I-70 Frontage Road
North, Wheat Ridge, Colorado 80033-2660. The specific recommendations should include the information set forth in the adopted Nominating Policy, which are attached hereto as Exhibit 99.1 and incorporated herein by reference.

For a recommendation of a Shareholder Candidate to be properly brought before the Board by an Eligible Shareholder, the Eligible Shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, an Eligible Shareholder's notice must be delivered to the Corporate
Secretary not less than one hundred and twenty (120) days prior to the first
(1st) anniversary of the preceding year's annual meeting. In the event that the date of the annual meeting is advanced by more than thirty (30) days or delayed by more than sixty (60) days from the anniversary date of the preceding year's annual meeting, the notice by the Eligible Shareholder must be delivered not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such annual meeting is first made.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2007, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Code of Ethics
--------------

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company's officers, directors and employees adhere to a reasonably responsible code of ethics and as such, we have adopted a Code of Ethics, which was amended on November 7, 2006, that applies to all officers, directors and employees of the Company.

Corporate Governance Documents
------------------------------

On the Company's Corporate Governance Web site at www.arcwireless.net/investor_relations, shareholders can access the Company's
Audit Committee Charter, Compensation Committee Charter and Code of Ethics for members of the Board of Directors and officers. Copies of these documents, as well as additional copies of this Annual Report on Form 10-K, are available to shareholders without charge upon request to the Corporate Secretary at the Company's principal address.


Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses the aspects of our compensation programs and explains our compensation philosophy, policies and practices with respect to our named executive officers, including our chief executive officer, chief financial officer, executive vice-president and chief technology officer, which we collectively refer to as our named executive officers, or NEOs.

Oversight of Executive Compensation Program
-------------------------------------------

The Compensation Committee of our Board of Directors oversees our executive compensation programs. Each member of the Compensation Committee is an "independent director" as defined by the federal securities laws and in Rule
4200(a)(14) of the Nasdaq Stock Market, Inc. The Compensation Committee met 3 times during 2007, and works closely with executive management, primarily our chief executive officer ("CEO"), in assessing compensation levels. The
Compensation Committee is empowered to advise management and make recommendations to the Board of Directors with respect to the compensation and other employment benefits of executive officers and key employees of the Company. The Compensation Committee also administers the Company's compensation plans for executive officers and employees.

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

We believe that the compensation of our executive officers should reflect their success in attaining key operating objectives, such as growth or maintenance of market position, development of new products and marketplaces, meeting established goals for operating earnings and earnings per share, maintenance and development of customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual goals established for specific executive officers, as well as specific achievements by such individuals over the course of the year such as development of specific products or customer relationships or agreements or executing or integrating acquisitions and strategic arrangements. We believe that the performance of the executives in managing our Company, considered in light of general economic and specific Company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not generally be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives.


Compensation Consultants
------------------------

In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executive officers of other comparable U.S. investor-owned companies and information available from studies periodically performed by compensation consultants for the Company. The Compensation Committee also considers recommendations made by the CEO regarding compensation for other NEOs and key employees.




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

Annual Cash or Equity Incentive Awards
--------------------------------------

Annual incentive compensation is designed to provide competitive levels of compensation based on experience, duties and scope of responsibilities.
Incentive awards are influenced by the Company's profitability and achievement of planned profitability, as well as other factors. The Compensation Committee uses the annual incentive compensation to motivate and reward the NEOs for the achievement and over-performance of our critical financial and strategic goals.

Long-Term Equity Incentive Compensation
---------------------------------------

Long-term equity awards were granted to our executives from our 1997 Stock
Option and Compensation Plan, ("1997 Plan") until September 2007, when the shareholders of the Company approved the new 2007 Stock Incentive Plan (the
"2007 Plan"). The Compensation Committee granted awards under the 1997 Plan and the 2007 Plan in order to align the interests of the NEOs with our stockholders, and to motivate and reward the NEOs to increase the stockholder value of the Company over the long term. The Compensation Committee does not have a regular schedule for awarding equity-based compensation and the timing of such awards is subject to the discretion of the Compensation Committee but generally is awarded as part of entering into employment agreements. We do not backdate options or grant options retroactively or stock options with a so-called "reload" feature.
In addition, we do not plan to coordinate grants of options so that they are made before the announcement of favorable information, or after the announcement of unfavorable information.

Compensation paid to each executive officer, including a stock bonus, was based on the Compensation Committee's review and consideration of aggregate levels of compensation paid to executives of comparable companies and the individual qualitative contributions and performance of each executive officer. In 2007, the Compensation Committee issued a stock option award of 40,000 shares to Steve
C. Olson, our Chief Technology Officer.

Other Health, Welfare and Retirement Benefits
---------------------------------------------

Health and Welfare Benefits
---------------------------

All full-time employees, including our NEOs, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance. We provide these benefits to meet the health and welfare needs of employees and their families.




Retirement Benefits

Our employees, including the NEO's, are eligible to participate in our 401(k) contributory defined contribution plan ("401(k) Plan"). Each employee may make before-tax contributions of up to 25% of their base salary up to current
Internal Revenue Service limits. We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner.
The Company may make discretionary matching contributions, however in 2006 the Company did not provide participants with a matching contribution. Commencing
January 1, 2007, the Company amended its 401(k) Plan to make a Safe Harbor
Contribution of 3% of a participant's cash compensation.

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

Employment Agreements and Other Post-Employment Payments

All of our NEOs are currently parties to employment agreements, which provide for salaries and certain bonus payments as well as rights to certain payments upon termination for cause.

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

Robert E. Wade, Chairman
Sigmund A. Balaban
Donald A. Huebner





Summary Compensation Table for 2007

----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------
                                                                                             Change in
                                                                                              Pension
                                                                              Non-Equity      Value and
                                                                              Incentive      Nonqualified
                                                        Stock     Option        Plan          Deferred      All Other
Name and Principal               Salary      Bonus     Awards     Awards     Compensation    Compensation   Compensation   Total
Position                 Year      ($)        ($)      ($)(2)     ($)(2)         ($)         Earnings ($)       ($)         ($)
----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------

Randall P. Marx,
Chair, Chief            2007    250,000    25,000     -          -          -              -              8,250         283,250
Executive Officer,      2006    245,000    -          -          -          -              -              -             245,000
Secretary
----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------

----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------
Monty R. Lamirato,
Chief Financial         2007    160,000    -          -          -          -              -              4,800         164,800
Officer, Treasurer      2006    155,000    -          -          -          -              -              -             155,000
----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------

----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------
Steven C. Olson,        2007    200,000    7,500      -          6,000      -              -              6,225         219,725
Chief Technology        2006    175,000    -          -          -          -              -              -             175,000
Officer
----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------

----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------
Richard A. Anderson,    2007    120,000    -          -          -          -              -              3,750         123,750
Executive Vice
President
----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------

----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------
Gregory E. Raskin,
former President (1)    2006    321,000    -          -          -          108,000        -              -             429,000
----------------------- ------- ---------- ---------- ---------- ---------- -------------- -------------- ------------- ---------


     (1) Mr. Gregory E. Raskin resigned effective October 31, 2006, commensurate with the sale of our wholly-owned subsidiary, Winncom
          Technologies Inc. Under Mr. Raskin's employment agreement, he was eligible to receive a cash bonus based upon certain pre-determined net-income objectives. As a result of meeting these objectives, Mr.
          Raskin earned $108,000 as a cash bonus during fiscal year 2006.

     (2) The amounts in columns (e) and (f) reflect the dollar amounts recognized in each of 2007 and 2006 for financial statement reporting purposes in accordance with FAS 123R with respect to stock awards and stock options granted in each such year, and the dollar amount required to be recognized in each such year in accordance with FAS
          123R. These options were granted pursuant to the 2007 Stock Incentive
          Plan described above.


Grants of Plan-Based Awards

----------------------- ------- -------------------------------- ----------- ------------- -------------- ------------
                                                                    All
                                                                   Other      All Other
                                                                   Stock        Option
                                Estimated Future Payouts Under    Awards:      Awards:
                                 Equity Incentive Plan Awards    Number of    Number of
Name and Principal              -------------------------------  Shares of    Securities    Exercise or   Grant Date
Position                Grant   Threshold   Target     Maximum    Stock or    Underlying   Base Price of  Fair Value
                         Date       $          $          $       Units4      Options     Option Awards   of Awards
                                                                    (#)          (#)          ($/Sh)          ($)
----------------------- ------- -------------------------------- ----------- ------------- -------------- ------------

Randall P. Marx,
Chair, Chief
Executive Officer,
Secretary                    -          -          -          -           -             -              -            -
----------------------- ------- ---------- ---------- ---------- ----------- ------------- -------------- ------------

----------------------- ------- ---------- ---------- ---------- ----------- ------------- -------------- ------------
Monty R. Lamirato,
Chief Financial
Officer, Treasurer           -          -          -          -           -             -              -            -
----------------------- ------- ---------- ---------- ---------- ----------- ------------- -------------- ------------

----------------------- ------- ---------- ---------- ---------- ----------- ------------- -------------- ------------
Steven C. Olson,
Chief Technology
Officer                 9/21/07         -          -          -           -     40,000(1)          $5.40     $134,000
----------------------- ------- ---------- ---------- ---------- ----------- ------------- -------------- ------------




(1)      These options we granted pursuant to the 2007 Stock Incentive Plan.

There were no stock Equity Incentive Plan awards granted to the executive officers with respect to the year ended December 31, 2007. In addition, no options were exercised by the executive officers during the year ended December
31, 2007.

Outstanding Equity Awards at Fiscal Year-End
--------------------------------------------

The following table sets forth information on outstanding option and stock awards held by the named executive officers as of December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.
--------------------------------------------------------------------------------------------------------------------
                           Option Awards Stock Awards

--------------------------------------------------------------------------------------------------------------------

                                                  (d)                                                                      (j)
                                                 Equity                                                    (i)            Equity
                                               Incentive                             (g)        (h)        Equity        Incentive
                                      (c)         Plan                              Number      Market   Incentive Plan  Plan Awards
                       (b)           Number      Awards:                              of        Value      Awards:      Market or
                      Number           of        Number                             Shares     of Shares  Number of    Payout Value
                       of         Securities       of                              or Units    or Units   Unearned      of Unearned
                   Securities     Underlying   Securities                          of Stock    of Stock  Shares, Units Shares, Units
                   Underlying     Unexercised  Underlying      (e)                   That        That     or Other      or Other
                   Unexercised       Options   Unexercised   Option      (f)         Have        Have    Rights That    Rights That
                     Options          (#)        Unearned   Exercise    Option       Not         Not       Have Not      Have Not
(a)                    (#)       Unexercisable    Options     Price   Expiration    Vested      Vested     Vested         Vested
Name               Exercisable        (1)           (#)        ($)       Date       (2)(3)       ($)         (#)           ($)
------------------------------------------------------------------------------------------------------------------------------------

Randall P.
Marx                       -            -          -          -            -          -           -           -             -
------------------------------------------------------------------------------------------------------------------------------------

Monty R.
Lamirato                   -            -          -          -            -          -           -           -             -
------------------------------------------------------------------------------------------------------------------------------------

Steven C.
Olson               8,000 (a)      32,000(a)       -         $5.40     9/21/2017      -           -           -             -
------------------------------------------------------------------------------------------------------------------------------------

(a)      These options were granted pursuant to the 2007 Equity Incentive Plan.
         The options vests at a rate of 20% per year with vesting dates of 12/31/07, 12/31/08, 12/31/09, 12/31/10, 12/31/11. These total 40,000 options are reported in the Summary Compensation and the Grant of Plan
         Based Awards Table

No options were exercised and no stock vested in 2006.

Director Compensation for the Year Ended December 31, 2007

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2007:




                              Director Compensation for the Year Ended December 31, 2007

-------------------------------------------------------------------------------------------------------------------------------
       (a)                 (b)              (c)             (d)           (e)              (f)            (g)            (h)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                         Change in
                                                                                       Pension Value
                                                                       Non-Equity           and
                           Fees                                         Incentive      Nonqualified
                          Earned            Stock           Option         Plan           Deferred      All Other
                           Cash             Awards          Awards      Compensation    Compensation   Compensation      Total
   Name(1)                 ($)             ($)(2)          ($)(3)          ($)           Earnings          ($)            ($)
-------------------------------------------------------------------------------------------------------------------------------

Randall P. Marx
(1)                             -                -              -              -              -               -               -
-------------------------------------------------------------------------------------------------------------------------------
Sigmund A. Balaban         30,000                -          6,500              -              -               -          36,500
-------------------------------------------------------------------------------------------------------------------------------
Robert E. Wade              4,500            15,000         6,500              -              -               -          26,000
-------------------------------------------------------------------------------------------------------------------------------
Donald A. Huebner           7,750                 -         4,900              -              -               -          12,650
-------------------------------------------------------------------------------------------------------------------------------


(1)  Randall P. Marx is the Company's Chairman of the Board, Chief Executive
     Officer and thus receives no compensation for his services as a director.
     The compensation received by Mr. Marx as an employee of the Company is shown in the Summary Compensation Table.
(2) Reflects the dollar amount recognized and expensed for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123R, and thus may include amounts from awards granted in and prior to 2007. For Mr. Wade, the amount represents the Director fees earned that were paid by issuance of common stock at fair market value rather than cash.
(3) Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123R, and thus includes amounts from options granted in and prior to 2007. In
     2007, the fair value of the awards granted to each director was as follows:
     Sigmund A. Balaban: $4,400; Robert E. Wade: $4,400; Donald A Huebner:
     $6,500. For more information used in the calculations of these amounts, see
     Note 1 to our audited consolidated financial statements for the year ended
     December 31, 2007, included in this Form 10-K. As of December 31, 2007, each director had the following number of options outstanding: Sigmund A.
     Balaban: 4,500; Robert E. Wade: 4,500 and Donald A. Huebner: 2,000.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or former officer of the Company or had any material relationship or transactions with the Company and no officer of the Company sits on the compensation committee or other body that has the power to establish the compensation of any member of the Compensation
Committee.

2007 Stock Incentive Plan

The following paragraphs provide a summary of the principal features of the 2007
Plan and its operation.

Shares Available for Issuance
-----------------------------

The 2007 Plan provides that no more than 300,000 shares of our common stock may be issued for awards. If there is any change in the Company's common stock by reason of any stock exchange, merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up, combination of shares or otherwise, then the Board, or any Option Committee, shall make proportionate adjustments to the maximum number and kind of securities (i) available for issuance under the 2007 Plan; (ii) available for issuance as incentive stock options or non-qualified stock options; (iii) that may be subject to awards received by any participant; (iv) that may be subject to different types of awards; (v) that are subject to any outstanding award; and
(vi) the price of each security.




The 2007 Plan provides that shares covered by an award will not count against the shares available for issuance under the 2007 Plan until they are actually issued and delivered to a participant. If an award granted under the 2007 Plan lapses, expires, terminates or is forfeited, surrendered or canceled without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by such award will again be available for use under the 2007 Plan.

Eligibility
-----------

Awards may be made to any employee, officer, director of the Company and its related companies or other persons who provide services to the Company and its related companies.

Administration
--------------

The 2007 Plan will be administered by the Option Committee, which shall consist of the Board or a committee of the Board as the Board may from time to time designate.

Types of Awards
---------------

Stock Options. The Option Committee may grant either incentive stock options, which comply with Section 422 of the Internal Revenue Code, or nonqualified stock options. The Option Committee sets option exercise prices and terms, except that the exercise price of an incentive stock option may be no less than 100% of the fair market value of the shares on the date of grant. At the time of grant, the Option Committee in its sole discretion will determine when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed ten years.

Restricted Stock Awards. The Option Committee may grant awards of restricted stock under the 2007 Plan. These shares may be subject to restrictions on transferability, risk of forfeiture and other restrictions as determined by the Option Committee. As a condition to a grant of an award of restricted stock, the Option Committee may require or permit a participant to elect that any cash dividends paid on a share of Restricted Stock be automatically reinvested in additional shares of restricted stock or applied to the purchase of additional awards under the 2007 Plan. Unless otherwise determined by the Option Committee, stock distributed in connection with a stock split or stock dividend, and other property distributed as a dividend, shall be subject to restrictions and a risk of forfeiture to the same extent as restricted stock with respect to which such stock or other property has been distributed.

Restricted Stock Unit Awards. The Option Committee may grant awards of
Restricted Stock Units under the 2007 Plan. A "Restricted Stock Unit" is a grant valued in terms of common stock, but common stock is not issued at the time of grant. After participants who receive awards of Restricted Stock Units satisfy applicable vesting requirements, the Company will distribute shares or the cash equivalent of the number of shares used to value the Unit. If the participant does not meet the requirements prior to the end of the vesting period, the Units will be forfeited to the Company. Vesting requirements may be met by the passage of time or by either Company or individual performance. Restricted Stock Units shall be subject to such restrictions (which may include a risk of forfeiture) as determined by the Option Committee, which restrictions may lapse at the expiration of the deferral period or at other times determined by the Option
Committee.

Amendment and Termination of the 2007 Plan
------------------------------------------

The Board of Directors or the Option Committee may amend, alter or discontinue the 2007 Plan, except that if any applicable statute, rule or regulation requires shareholder approval with respect to any amendment of the 2007 Plan, then to the extent so required, shareholder approval will be obtained. No amendment may impair the right of a participant under an outstanding agreement.
As proposed, the 2007 Plan would terminate on August 2, 2017.




Federal Income Tax Consequences
-------------------------------

The following is a summary of the material United States federal income tax consequences to us and to recipients of certain awards under the 2007 Plan. The summary is based on the Internal Revenue Code and the U.S. Treasury regulations promulgated thereunder in effect as of the date of this Proxy Statement, all of which may change with retroactive effect. The summary is not intended to be a complete analysis or discussion of all potential tax consequences that may be important to recipients of awards under the 2007 Plan.

Nonqualified Stock Options. A recipient will not have any income at the time a nonqualified stock option is granted, nor will the Company be entitled to a deduction at that time. When a nonqualified stock option is exercised, the recipient generally will recognize ordinary income (whether the option price is paid in cash or by surrender of shares of Company stock), in an amount equal to the excess of the fair market value of the shares to which the option exercise pertains over the option price.

Incentive Stock Options. A recipient will not have any income at the time an incentive stock option ("ISO") is granted. Furthermore, a recipient will not have regular taxable income at the time the ISO is exercised. However, the excess of the fair market value of the shares at the time of exercise over the option price will be a preference item that could create an alternative minimum tax liability for the recipient. If a recipient disposes of the shares acquired on exercise of an ISO after the later of two years after the grant of the ISO or one year after exercise of the ISO, the gain recognized by the recipient (i.e., the excess of the proceeds received over the option price), if any, will be long-term capital gain eligible for favorable tax rates under the Internal
Revenue Code. Conversely, if the recipient disposes of the shares within two years of the grant of the ISO or within one year of exercise of the ISO, the disposition will generally be a "disqualifying disposition", and the recipient will recognize ordinary income in the year of the disqualifying disposition equal to the lesser of (i) the excess of the fair market value of the stock on the date of exercise over the option price and (ii) the excess of the amount received for the shares over the option price. The balance of the gain or loss, if any, will be long-term or short-term capital gain, depending on how long the shares were held.

Restricted Stock and Restricted Stock Units. With respect to a grant of restricted stock or Restricted Stock Units. Instead, the participant will recognize ordinary income at the time of vesting or payout equal to the fair market value (on the vesting or payout date) of the shares or cash received minus any amount paid. For restricted stock only, a participant instead may elect to be taxed at the time of grant.

The Company generally will be entitled to a tax deduction in connection with an award under the 2007 Plan in an amount equal to the ordinary income realized by a participant at the time the participant recognizes such income, provided that the deduction is not disallowed by Section 162(m) or otherwise limited by the Internal Revenue Code.

In 2007, options to purchase a total of 40,000 shares were granted to an officer at an exercise price of $5.40. No options were granted to directors in 2007 from this Plan.


1997 Stock Option and Compensation Plan
---------------------------------------

In November 1997, the Board of Directors approved our 1997 Stock Option and
Compensation Plan (the "Plan"). Pursuant to the Plan, options were authorized to be granted to purchase an aggregate of 100,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. On November 9, 2004, the shareholders approved amendments to the 1997
Stock Option and Compensation Plan to allow for an aggregate of 200,000 options to be granted under "the Plan". The options granted pursuant to the Plan could have been incentive options qualifying for beneficial tax treatment for the recipient or they could have been non-qualified options. The Plan was administered by an option committee that determined the terms of the options subject to the requirements of the Plan, except that the option committee did not administer the Plan with respect to automatic grants of options to our directors who were not our employees. The option committee could have been the entire Board or a committee of the Board. The 1997 Stock Option and Compensation
Plan expired in November 2007.

Through May 24, 2000, directors who were not also our employees ("Outside
Directors") automatically received options to purchase 5,000 shares pursuant to the Plan at the time of their election as an Outside Director. These Outside
Directors options were not exercisable at the time of grant. Options to purchase
1,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant.
All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director's options became exercisable, options to purchase an additional 5,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 5,000 to 500 options, and (2) decrease the amount of exercisable options from 1,000 to 100 per meeting. The term of the Outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside
Director options did not change. On July 5, 2002, the Board of Directors voted to (1) increase the amount of options automatically granted to Outside Directors from 500 to 2,500 options, and (2) increase the amount of exercisable options from 100 to 500 per meeting. The other terms of the Outside Director options did not change.

The Company granted a total of 7,500 options to Outside Directors under the Plan during 2007 at exercise prices ranging from $4.80 to $5.47 per share. The
Company granted a total of 5,000 options to Outside Directors under the Plan during 2006 at an exercise price of $6.50 per share. The Company granted a total of 5,000 options to Outside Directors under the Plan during 2005 at exercise prices ranging from $5.50 to $7.50 per share.

As of December 31, 2007, there were 11,000 exercisable options outstanding related to the grants to Outside Directors.

In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. In 2007 and 2006, the Board did not grant any options to employees under the Plan. In 2005, the Board granted a total of 2,000 options under the Plan to employees with an exercise price of $7.50.

Employment Contracts and Termination of Employment and Change-In-Control
Arrangements
------------------------------------------------------------------------

Effective February 1, 2008, the Company's Board of Directors approved an employment agreement between the Company and Randall P. Marx, the Company's
Chief Executive Officer, effective as of January 31, 2008. Mr. Marx has served as the Company's Chief Executive Officer from November 1991 to July 2000 and from February 2001 to the present. The employment agreement was recommended to the Board by the Compensation Committee. The agreement provides for annual compensation of $250,000 in 2007, $275,000 in 2008 and $300,000 in 2009, with 5%
annual increases if the agreement is extended. The agreement may be extended by mutual consent on an annual basis for 2010, 2011 and 2012. Mr. Marx received a bonus of $25,000 for 2007, and will be eligible to receive a bonus in 2008 and subsequent years, ranging from $50,000 to $300,000, if certain net income goals are achieved.

Effective November 1, 2007, the Company entered into a two year employment agreement with Mr. Monty R. Lamirato as the Company's Chief Financial Officer, which he has served since June 2001. The agreement provides for annual compensation of $165,000 in the first year and $175,000 in the second year. We previously entered into a written employment agreement with Mr. Lamirato, effective July 1, 2005 for the period July 1, 2005 through June 30, 2007, at an annual base salary of $155,000. In addition, Mr. Lamirato was eligible to earn a bonus of $15,000 in 2005 and 2006 if certain net profit goals are achieved. Mr.
Lamirato did not earn a bonus for 2006 but earned a bonus of $15,000 for 2005.

Effective November 1, 2007, the Company entered into a five year employment agreement with Mr. Steven C. Olson, as President and Chief Technology Officer of the Company's Wireless Communications Solutions Division. Mr. Olson has been with the Company since 2001. The agreement provides for annual base compensation of $200,000 in 2007, increasing annually to $245,000 in 2011. Mr. Olson shall also be entitled to bonuses ranging from $5,000 to $100,000 annually contingent upon the Wireless Communications Solutions Division achieving certain net income targets. Mr. Olson earned a bonus of $7,500 for 2007. We previously entered into a written employment agreement with Mr. Olson, effective August 22, 2004. The employment agreement was for the period August 22, 2004 through August 22, 2007 at an annual base salary of $175,000. Mr. Olson also was eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson did not receive a bonus in 2006, but earned a bonus of $49,000 in 2005. Mr. Olson also received options to purchase 10,000 shares of our common stock at a price of $6.00 per share from August 22, 2004 through August 22, 2007. Mr. Olson also received options to purchase 40,000 shares of our common stock on August 21, 2007. These options vest at a rate of 20% per year with vesting dates of 12/31/07, 12/31/08, 12/31/09, 12/31/10, and 12/31/11.

Effective November 1, 2007, the Company entered into a three year employment agreement with Mr. Richard L. Anderson, as the Company's Executive Vice
President. Mr. Anderson has been with the Company since 1994. The agreement provides for annual compensation of $120,000.

The following tables show the potential payments upon termination or a change of control of the Company for each of the named executive officers.

------------------------------------------------ -------------- ------------------ -------------- --------------------
Scenario                                              Mr. Marx       Mr. Lamirato       Mr. Olson      Mr. Anderson
------------------------------------------------ -------------- ------------------ -------------- --------------------

If early  retirement  occurred at December  31,
2007                                                         -                  -              -                    -
------------------------------------------------ -------------- ------------------ -------------- --------------------

If  termination  for cause occurred at December
31, 2007                                                     -                  -              -                    -
------------------------------------------------ -------------- ------------------ -------------- --------------------
If   termination   without  cause  occurred  at
December 31, 2007                                     $492,000           $124,000       $200,000             $150,000
------------------------------------------------ -------------- ------------------ -------------- --------------------
If "change in  control"  occurred  at  December
31, 2007                                              $492,000           $248,000       $200,000             $120,000
------------------------------------------------ -------------- ------------------ -------------- --------------------
If death or disability  occurred as of December
31, 2007                                                     -                  -              -                    -
------------------------------------------------ -------------- ------------------ -------------- --------------------


We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with us or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control, except that the 2007
Stock Incentive Plan and 1997 Stock Option and Compensation Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.




Item 12.  Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The following table summarizes certain information as of February 29, 2008 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock ( as stated previously, the number of shares and any exercise prices have been adjusted for a one-for-fifty reverse split implemented on February 12, 2007):

                                                              Number of Shares
    Name and Address of Beneficial Owner                    Beneficially Owned (1)         Percent of Class
    ------------------------------------                    ----------------------         ----------------

Randall P. Marx                                                  167,165(2)                       5.4%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Sigmund A. Balaban                                                31,015(3)                       1.0%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Donald A. Huebner                                                  3,934(4)                          *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Robert E. Wade                                                    85,181(7)                      2.75%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Steve C. Olson                                                     9,751(6)                          *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Richard L. Anderson                                               31,005(8)                       1.0%
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Monty R. Lamirato                                                  1,423(5)                          *
ARC Wireless Solutions, Inc.
10601 West 48th Ave.
Wheat Ridge, CO  80033

Paul J. Rini                                                     308,922                         9.99%
7376 Johnnycake Rd
Mentor, Ohio 44060




                                                              Number of Shares
    Name and Address of Beneficial Owner                    Beneficially Owned (1)         Percent of Class
    ------------------------------------                    ----------------------         ----------------

Hudson River Investments, Inc.                                   242,134                         7.83%
Skelton Building, Main Street.
POB 3139 Road Town
Tortola, British Virgin Islands

Evansville Limited                                               326,461                        10.56%
c/o Quadrant Management Inc.
40 West 57th Street, 20th Floor
New York, NY  10019

All officers and directors as a group (six persons)              329,474 (2)(3)(4)(5)(6)(7)(8)   10.6%

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

(2)  Includes 163,816 shares directly held by Mr. Marx, 1,980 shares in his ARC
     Wireless 401(k) account, 800 shares held by his spouse's IRA and 570 shares owned beneficially through a 50% ownership of an LLC. This does not include shares owned and warrants owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's father is the trustee, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 3,100 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

(3) Includes 29,015 shares directly held by Mr. Balaban and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 2,000 shares at $5.47 per share until May 9, 2009 which are currently exercisable.

(4) Includes 1,934 shares directly held by Dr. Huebner and Outside Director options granted under the 1997 Stock Option and Compensation Plan to purchase 2,000 shares at $4.80 per share until March 12, 2009 which are currently exercisable.

(5)  Consists of 1,423 shares in Mr. Lamirato's ARC Wireless 401(k) account.

(6) Consists of 1,751 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 8,000 shares at $5.41 per share until September 21, 2017, granted under the 2007Stock Incentive Plan which are currently exercisable.

(7) Includes 82,181 shares directly held by Mr. Wade, 1,000 shares held by his spouse and options to purchase 2,000 shares at $5.47 per share until May 9, 2009, granted under the 1997 Stock Option and Compensation Plan and all of which are currently exercisable.

(8)  Includes 31,005 shares directly held by Mr. Anderson.

Please refer to Item 5 herein for a description of Equity Compensation Plan
Information




Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Other than the employment agreements describe above under the subheading
"Employment Contracts and Termination of Employment and Change-In-Control
Arrangements", there have been no transactions involving the Company and any director, officer of 5% or greater shareholder, or any of their respective family members, involving a dollar amount in excess of $120,000.

We are currently subject to corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). Under this definition, we have determined that Sigmund A. Balaban, Robert E. Wade and Dr. Donald A. Huebner currently qualify as independent directors. For a description of Messrs. Balaban, Wade and Huebner, please refer to Item 10 herein.


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

Audit Fees

The following table sets forth the aggregate fees billed to us by HEIN &
ASSOCIATES LLP for the years ended December 31, 2007, 2006 and 2005:

                                         2007              2006             2005
                                         ----              ----             ----

Audit fees                            $ 78,000 (1)      $140,000  (1)   $110,000 (1)
Audit-related fees                          -- (2)            --  (2)         -- (2)
Tax fees                                22,000 (3)        14,000  (3)     10,000 (3)
All other fees                              --
                                      ------------------------------------------
Total audit and non-audit fees        $100,000          $154,000        $120,000
                                      ==========================================

(1) Includes fees for professional services rendered for the audit of our annual financial statements and review of our Annual Report on Form 10-K for the year 2007, 2006 and 2005 and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal 2007, 2006 and 2005 and related SEC registration statements.
(2) Includes fees billed for professional services rendered in fiscal 2007, 2006 and 2005, in connection with acquisition planning and due diligence.
(3) Includes fees billed for professional services rendered in fiscal 2007, 2006 and 2005, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.




Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

     (a) The following documents are filed as a part of this report:

         (1) Financial Statements

         Report of Independent Registered Public Accounting Firm........................F-1

         Consolidated Balance Sheets at December 31, 2007 and 2006......................F-2

         Consolidated Statements of Operations for the Years Ended
                December 31, 2007, 2006 and 2005........................................F-3

         Consolidated Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 2007, 2006 and 2005....................F-4

         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2007, 2006 and 2005........................................F-5

         Notes to Consolidated Financial Statements.....................................F-6

         (2) Financial Statement Schedules

              Report of Independent Registered Public Accounting Firm on Schedule

           Schedule II
           -----------

           Consolidated Valuation Accounts

           ------------------------------- --------------- --------------- --------------- ------------ -------------
                                              Balance,       Charges to     Write-offs,                    Balance,
                                            Beginning of      Cost and         Net of        Sale of        End of
                                               Year           Expenses     Recoveries         Winncom       Year
           ------------------------------- --------------- --------------- --------------- ------------ -------------

           Allowance for Doubtful
           Accounts
           ------------------------------- --------------- --------------- --------------- ------------ -------------

           Years Ended December 31,
           ------------------------------- --------------- --------------- --------------- ------------ -------------
           2007                                 $  31,000         422,000                                  $ 453,000
           ------------------------------- --------------- --------------- --------------- ------------ -------------
           2006                                 $ 385,000         558,000        (51,000)    (861,000)     $  31,000
           ------------------------------- --------------- --------------- --------------- ------------ -------------
           2005                                 $ 502,000         233,000       (350,000)                  $ 385,000
           ------------------------------- --------------- --------------- --------------- ------------ -------------


           -------------------------------- --------------- --------------- -------------- ------------ -------------
                                               Balance,       Charges to
                                             Beginning of      Cost and                     Sale of       Balance,
                                                 Year          Expenses       Write-offs    Winncom      End of Year
           -------------------------------- --------------- --------------- -------------- ------------ -------------

           Inventory Valuation
           -------------------------------- --------------- --------------- -------------- ------------ -------------
           Years Ended December 31,
           -------------------------------- --------------- --------------- -------------- ------------ -------------
           2007                                  $ 694,000          10,000                                 $ 704,000
           -------------------------------- --------------- --------------- -------------- ------------ -------------
           2006                                  $ 799,000         266,000       (13,000)    (358,000)     $ 694,000
           -------------------------------- --------------- --------------- -------------- ------------ -------------
           2005                                  $ 712,000          87,000              -                  $ 799,000
           -------------------------------- --------------- --------------- -------------- ------------ -------------





         (3) Exhibits.
             ---------
                                                           EXHIBIT INDEX

Exhibit Number                                Description
--------------                                -----------


   3.1               Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
   3.2               Bylaws of the Company as amended and restated on March 25, 1998 (2)
   10.1              Agreement  between and among Winncom  Technologies  Inc.,  Winncom  Technologies  Corp. and the
                     Company dated May 24, 2000 (3)
   10.2              Stock Purchase Agreement,  by and among Bluecoral limited,  Winncom Technologies Corp. and the
                     Company dated as of July 28, 2006 (4)
   10.3              Escrow  Agreement,  dated July 28,  2006,  by and among the  Company,  Bluecoral  Limited  and
                     Consumer Title Services, LLC (4)
   10.4              Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
   10.5              Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
   10.6              Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
   10.7              Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
   14.1              Amended and Restated Code of Ethics (7)
   21.1              Subsidiaries of the Registrant
   31.1              Officers'  Certifications of Periodic Report pursuant to Section 302 of  Sarbanes-Oxley  Act of
                     2002
   32.1              Officers'  Certifications of Periodic Report pursuant to Section 906 of  Sarbanes-Oxley  Act of
                     2002
   99.1              Nominating Policies and Procedures


---------------------------
(1)      Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)      Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)      Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4)      Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(5)      Incorporated by reference from the Company's Form 8-K filed on February 7, 2008.
(6)      Incorporated by reference from the Company's Form 8-K filed on November 8, 2007.
(7)      Incorporated by reference from the Company's Form 8-K filed on November 13, 2006




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ARC Wireless Solutions, Inc.

Date:  March 27, 2008                By:  /s/ Randall P. Marx
                                        ----------------------------------------
                                     Randall P. Marx, Chief Executive Officer


Date:  March 27, 2008                By:  /s/ Monty R. Lamirato
                                        ----------------------------------------
                                     Monty R. Lamirato, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                 Signatures
----                                 ----------

March 27, 2008                       /s/ Sigmund A. Balaban
                                     -------------------------------------------
                                     Sigmund A. Balaban, Director


March 27, 2008                       /s/ Robert E. Wade
                                     -------------------------------------------
                                     Robert E. Wade, Director


March 27, 2008                       /s/ Donald A. Huebner
                                     -------------------------------------------
                                     Donald A. Huebner, Director




Reports of Independent Registered Public Accounting Firm


The Board of Directors
ARC Wireless Solutions, Inc.
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of ARC Wireless Solutions, Inc.
and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the index at
Item 15. These consolidated financial statements and the consolidated financial statement schedule, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless
Solutions, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management's assertions about the effectiveness of ARC Wireless Solutions, Inc internal control over financial reporting as of December 31, 2007 included in management's Annual Report on Internal Control over Financial Reporting included in Item 9A of this Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Denver, Colorado
March 20, 2008






                                                ARC Wireless Solutions, Inc.
                                                Consolidated Balance Sheets

                                                                            December 31,          December 31,
                                                                                2007                  2006
                                                                           -----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $ 14,941,000           $ 15,720,000
   Accounts receivable - trade, net                                           1,173,000                620,000
   Inventory, net                                                             1,179,000                788,000
   Other current assets                                                         109,000                416,000
                                                                           -----------------------------------
Total current assets                                                         17,402,000             17,544,000
                                                                           -----------------------------------

Property and equipment, net                                                     365,000                297,000

Other assets:
   Intangible assets, net                                                       106,000                 98,000
   Deposits                                                                      39,000                 36,000
                                                                           -----------------------------------
Total assets                                                               $ 17,912,000           $ 17,975,000
                                                                           ===================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                        $    631,000           $    790,000
   Bank debt - current                                                        1,436,000                830,000
   Accrued expenses                                                             286,000                213,000
   Current portion of capital lease obligations                                  56,000                 32,000
                                                                           -----------------------------------
Total current liabilities                                                     2,409,000              1,865,000

Capital lease obligations, less current portion                                  83,000                 23,000
                                                                           -----------------------------------
Total liabilities                                                             2,492,000              1,888,000
                                                                           -----------------------------------

Commitments (Notes 7, 8 and 10) Stockholders' equity:
   Preferred stock, $001 par value, 2,000,000 authorized, none                     --                     --
   issued and outstanding
   Common stock, $.0005 par value, 250,000,000 authorized,                        2,000                  2,000
   3,090,000 issued and outstanding in 2007 and 3,126,000 issued in
   2006, respectively.

   Additional paid-in capital                                                20,696,000             21,855,000
   Treasury stock, at cost, 39,000 shares in 2006                                  --               (1,195,000)
   Accumulated deficit                                                       (5,278,000)            (4,575,000)
                                                                           -----------------------------------
Total stockholders' equity                                                   15,420,000             16,087,000
                                                                           -----------------------------------
Total liabilities and stockholders' equity                                 $ 17,912,000           $ 17,975,000
                                                                           ===================================

See accompanying notes to consolidated financial statements.




                                                ARC Wireless Solutions, Inc.
                                          Consolidated Statements of Operations

                                                                               Years Ended December 31,
                                                                      2007               2006                 2005
                                                                  ---------------------------------------------------

Sales, net                                                        $ 8,048,000         $ 6,470,000         $ 6,736,000
Cost of sales                                                       5,267,000           5,021,000           4,006,000
                                                                  ---------------------------------------------------

      Gross profit                                                  2,781,000           1,449,000           2,730,000

Operating expenses:
   Selling, general and administrative expenses                     4,171,000           3,112,000           2,571,000
                                                                  ---------------------------------------------------
      Income (loss) from continuing operations                     (1,390,000)         (1,663,000)            159,000

Other income (expense):
   Interest expense                                                   (24,000)           (124,000)           (123,000)
   Other income                                                       705,000             101,000              62,000
   Loss on sale of Winncom                                               --              (187,000)               --
                                                                  ---------------------------------------------------
      Total other income (expense)                                    681,000            (210,000)            (61,000)
                                                                  ---------------------------------------------------

Income  (loss) from  continuing  operation  before  income
taxes                                                                (709,000)         (1,873,000)             98,000
(Provision) benefit for income taxes                                    6,000             267,000             475,000
                                                                  ---------------------------------------------------
Income (loss) from continuing operation                              (703,000)         (1,606,000)            573,000
                                                                  ---------------------------------------------------

Discontinued operations (Note 2)

Income from operations of the discontinued component
                                                                         --             1,068,000             902,000
(Provision) for income taxes, discontinued component
                                                                         --              (204,000)           (183,000)
                                                                  ---------------------------------------------------
Income from discontinued operations                                      --               864,000             719,000
                                                                  ---------------------------------------------------
Net income (loss)                                                 $  (703,000)        $  (742,000)        $ 1,292,000
                                                                  ===================================================

Net income (loss) per share - continuing operations -
Basic and Diluted                                                 $      (.23)        $      (.52)        $       .19
Net income per share - discontinued operations - Basic
and Diluted                                                              --           $       .28         $       .23
Net income (loss) per share - Basic and Diluted                   $      (.23)        $      (.24)        $       .42
Weighted average shares - Basic                                     3,090,000           3,086,000           3,083,000
Weighted average shares - Diluted                                   3,090,000           3,086,000           3,084,000


See accompanying notes to consolidated financial statements.




                                                   ARC Wireless Solutions, Inc.
                                   Consolidated Statements of Changes in Stockholders' Equity

                                                                                       Treasury
                                           Common Stock          Additional              Stock
                                     -------------------------    Paid-in         ----------------------    Accumulated
                                         Shares      Amount        Capital         Shares        Amount       Deficit
                                     --------------------------------------------------------------------------------------

Balances, January 1, 2005               3,117,000    $2,000      $21,780,000      (39,000)    $(1,195,000)   $(5,125,000)
Issuance of common stock to
   401(K) Plan                              8,000                    57,000
Common stock issued for
   directors' fees                                                    2,000
Shares returned in settlement
   agreement                                                         (3,000)
Net income                                                                                                     1,292,000
                                     --------------------------------------------------------------------------------------
Balances, December 31, 2005             3,125,000                21,836,000       (39,000)     (1,195,000)    (3,833,000)
                                                      2,000

Share based compensation                                             11,000
Common stock issued for
   directors' fees                          1,000                     8,000
Net loss                                                                                                        (742,000)
                                     --------------------------------------------------------------------------------------
Balances, December 31, 2006
                                        3,126,000     2,000      21,855,000       (39,000)     (1,195,000)    (4,575,000)
Cancellation of Treasury shares
                                          (39,000)               (1,195,000)       39,000       1,195,000
Share based compensation                                             21,000
Common stock issued for
   directors' fees                          3,000                    15,000
Net loss                                                                                                        (703,000)
                                     --------------------------------------------------------------------------------------
Balances, December 31, 2007
                                        3,090,000   $ 2,000     $20,696,000             -               -    $(5,278,000)
                                     ======================================================================================

See accompanying notes to consolidated financial statements.




                                                    ARC Wireless Solutions, Inc.
                                                Consolidated Statements of Cash Flows

                                                                                             For the years ended December 31,
                                                                                         2007             2006              2005
                                                                                     ----------------------------------------------
Operating activities
Income (loss) from continuing operations                                             $   (703,000)    $ (1,606,000)    $    573,000
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                        181,000          162,000          187,000
      Provision for doubtful receivables                                                  395,000            7,000             --
     Non-cash expense for issuance of stock and options                                    36,000           19,000           56,000
      Deferred taxes                                                                         --               --           (490,000)
      Loss on sale of discontinued operations                                                --            187,000             --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                        (948,000)         280,000          107,000
       Inventory                                                                         (391,000)         131,000          (35,000)
       Prepaids and other current assets                                                  308,000         (345,000)         (19,000)
          Other assets                                                                     (3,000)           7,000             --
       Accounts payable and accrued expenses                                              (86,000)         348,000         (308,000)
         Other                                                                             (1,000)           2,000             --
                                                                                     ----------------------------------------------
Net cash provided by (used in) continuing operations                                   (1,212,000)        (808,000)          71,000
Net cash provided by (used in) discontinued operations                                       --          1,394,000         (657,000)
                                                                                     ----------------------------------------------
Net cash provided by (used in) operating activities                                    (1,212,000)         586,000         (586,000)
                                                                                     ----------------------------------------------
Investing activities
Net proceeds from sale of discontinued operations                                            --         16,397,000             --
Patent acquisition costs                                                                  (23,000)         (10,000)          (6,000)
Purchase of plant and equipment                                                           (99,000)         (80,000)         (74,000)
                                                                                     ----------------------------------------------
Net cash provided by (used) in investing activities, continuing operations
                                                                                         (122,000)      16,307,000          (80,000)
                                                                                     ----------------------------------------------
Purchase of plant and equipment, discontinued operations                                     --            (58,000)         (25,000)
                                                                                     ----------------------------------------------
Net cash used in investing activities, discontinued operations                               --            (58,000)         (25,000)
                                                                                     ----------------------------------------------
Net cash provided by (used in) investing activities                                          --         16,249,000         (105,000)
Financing activities
Net advances from line of credit                                                        4,978,000          276,000          228,000
Net repayment of line of credit and capital lease obligations                          (4,423,000)         (73,000)         (64,000)
                                                                                     ----------------------------------------------
Net cash provided by financing activities, continuing operations                          555,000          203,000          164,000
                                                                                     ----------------------------------------------
Net advances (repayment) of line of credit and bank debt, discontinued
operations                                                                                   --         (1,382,000)         517,000
                                                                                     ----------------------------------------------
Net cash provided by (used in) financing activities, discontinued operations
                                                                                             --         (1,382,000)         517,000
                                                                                     ----------------------------------------------
Net cash provided by (used in) financing activities                                       555,000       (1,179,000)         681,000
                                                                                     ----------------------------------------------

Net change in cash                                                                       (779,000)      15,656,000          (10,000)
Cash and cash equivalents, beginning of year                                           15,720,000           64,000           74,000
                                                                                     ----------------------------------------------
Cash and cash equivalents, end of year                                               $ 14,941,000     $ 15,720,000     $     64,000
                                                                                     ==============================================
Supplemental cash flow information:
  Cash paid for interest, continuing operations                                      $     24,000     $    124,000     $    123,000
  Cash paid for interest, discontinued operations                                            --       $    109,000     $    161,000
  Cash paid for taxes, discontinued operations                                               --       $    220,000     $     44,000
  Equipment acquired under capital lease, continuing operations                      $    135,000     $     22,000     $     17,000
Issuance of common stock to 401(K) Plan                                                      --               --       $     57,000


See accompanying notes to consolidated financial statements.





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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC
Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom"), through October 31, 2006, the date of its sale, Starworks Wireless Inc. ("Kit") and ARC Wireless Hong Kong Limited,
("ARCHK"), since their respective acquisition dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of approximately $5.3 million since inception in 1989. In 2005, 2004 and 2002 the Company generated net income and in 2007, 2006 and 2003 the Company generated losses. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years.
Management believes that current working capital and available borrowings on existing bank line of credit will be sufficient to allow the Company to maintain its operations through December 31, 2008.




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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time the Company has cash balances in excess of federally insured amounts. The
Company maintains its cash balances with several financial institutions. As of December 31, 2007, the balance exceeded the Federal Deposit Insurance
Corporation limitation for coverage of $100,000 by approximately $14,700,000.
The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date.
Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts, continuing operations, was $453,000 and $31,000 at December 31, 2007 and 2006, respectively. Bad debt expense, continuing operations, was $395,000, $0 and $13,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory, which includes allocated overhead, consists of the following at December 31:

                                                  2007                  2006
                                              ---------------------------------

Raw materials                                 $   963,000           $   900,000
Work in progress                                  105,000               128,000
Finished goods                                    815,000               454,000
                                              ---------------------------------
                                                1,883,000             1,482,000
Inventory reserve                                (704,000)             (694,000)
                                              ---------------------------------
Net inventory                                 $ 1,179,000           $   788,000
                                              =================================




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

                                                     2007               2006
                                                 ------------------------------

Machinery and equipment                          $ 1,368,000        $ 1,237,000
Computer equipment and software                      514,000            404,000
Furniture and fixtures                               164,000            180,000
Leasehold improvements                                32,000             89,000
                                                 ------------------------------
                                                   2,078,000          1,910,000
Accumulated depreciation                          (1,713,000)        (1,613,000)
                                                 ------------------------------
                                                 $   365,000        $   297,000
                                                 ==============================

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $166,000, $147,000 and $171,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $15,000, $15,000 and $16,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

                                                      2007              2006
                                                   ----------------------------

Patents                                            $ 275,000          $ 252,000
                                                   ----------------------------
                                                     275,000            252,000
Accumulated amortization                            (169,000)          (154,000)
                                                   ----------------------------
Intangible assets, net                             $ 106,000          $  98,000
                                                   ============================


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

Total contract revenue recognized, included in discontinued operations, for the years ended December 31, 2006 and 2005 was $20,555,000 and $2,632,000,
respectively (see Note 2). The percentage-of-completion method of accounting for contract revenue applied only to discontinued operations, as such the Company no longer uses this method of contract revenue accounting.

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of cost of sales.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $512,000, $363,000 and $315,000, respectively, for the years ended December
31, 2007, 2006 and 2005.

Advertising Costs

Advertising costs are charged to operations when the advertising is first shown.
Advertising costs charged to operations were $13,000, $20,000 and $40,000 in 2007, 2006 and 2005, respectively.

Product Warranty

The Company's vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. The Company does warranty products it manufactures and records a provision for estimated warranty costs at the time of the sale and periodically adjusts the provision to reflect actual experience. Warranty expense was not material to the Company's consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.




1. Organization and Summary of Significant Accounting Policies, continued

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No.
48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB
Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the year ended December 31, 2007, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition, gross profit, income
(loss) from operations or net income (loss).

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




1. Organization and Summary of Significant Accounting Policies, continued

Stock Based Compensation, continued

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                                               Year Ended           Year Ended
                                               December 31,         December 31,
                                                  2007                 2006
                                               ---------------------------------

Stock options                                    $21,000              $11,000
                                                 ----------------------------
Total share-based compensation expense           $21,000              $11,000
                                                 ============================

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income and per share amounts for the year ended December 31, 2005 would have been adjusted to the pro forma amounts indicated below:

                                                                  2005
                                                            --------------
      Net income as reported                                    $1,292,000
      Add: stock based compensation included in
      reported net income
      Deduct: Stock-based compensation cost under SFAS
      123                                                          (29,000)
                                                             --------------
      Pro forma net income                                      $1,263,000
                                                             ==============

      Pro forma shares used in the calculation of pro
      forma net income per common share - basic and
      diluted                                                    3,084,000
      Reported net income percommon share - basic and
      diluted                                                         $.42
      Pro forma net income per common share - basic
      and diluted                                                     $.41

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123.
Options granted were estimated using the Black-Scholes valuation model.





1. Organization and Summary of Significant Accounting Policies, continued

Stock Based Compensation, continued

Stock option activity was as follows:

                                                           Number of         Weighted Average
                                                            Shares          Exercise Price ($)
                                                       ----------------------------------------

       Balance at January 1, 2006                              52,000           $7.50
       Granted                                                  5,000           $6.50
       Exercised
                                                                    -
       Forfeited or expired                                    (5,000)          $7.50
                                                       ----------------------------------------
       Balance at December 31, 2006                            52,000           $7.30
       Granted                                                 47,500           $5.38
       Exercised                                                    -
       Forfeited or expired                                   (45,000)          $7.40
                                                       ----------------------------------------
       Balance at December 31, 2007                            54,500           $5.56
                                                       ========================================

The following table presents information regarding options outstanding as of December 31, 2007:

Weighted average contractual remaining term - options outstanding                      7.34 years
Aggregate intrinsic value - options outstanding                                                 -
Options exercisable                                                                        21,000
Weighted average exercise price - options exercisable                                       $5.82
Aggregate intrinsic value - options exercisable                                                 -
Weighted average contractual remaining term - options exercisable                      4.13 years


No options were exercised during the years ended December 31, 2007 and 2006.

The following weighted average assumptions were used:

                                                              Years Ended December 31,
                                                     -------------------------------------------
                                                            2007            2006          2005
                                                     -------------------------------------------

      Volatility                                        .518 - .782          .751    .80 - 1.02
      Expected life of options (in years)                       2-4             2             2
      Dividend Yield                                          0.00%         0.00%         0.00%
      Risk free interest rate                            4.60-5.25%         6.00%         3.75%
      Per share value of options granted                       $.44         $3.00         $3.75



As of December 31, 2007, future compensation costs related to nonvested stock options was $129,000. Management anticipates that this cost will be recognized over a weighted average period of 4 years.





1. Organization and Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2007 and 2006, the Company incurred a net loss and stock options totaling 54,250 and 52,000, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive;
therefore, basic and fully diluted loss per share are the same for 2007 and 2006. For the year ended December 31, 2005 out of the money options totaling
50,000 were not included in the calculation of diluted earnings per share because their effect is anti-dilutive.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                                            Years Ended December 31,
                                                                 -----------------------------------------------
                                                                      2007             2006            2005

Numerator: Net Income (Loss)                                         $ (703,000)     $ (742,000)      $1,292,000
                                                                 ===============================================

Denominator:
Denominator  for basic  earnings  per share - weighted  average
shares                                                                3,090,000       3,086,000       3,083,000
Effect of dilutive securities
  Employee stock options                                                      -               -           1,000
  Common stock warrants                                                       -               -               -
                                                                 ----------------------------------------------
Denominator   for  diluted   earnings   per  share  -  adjusted
weighted average shares and assumed conversion                        3,090,000       3,086,000       3,084,000
                                                                 ==============================================

Basic earnings per share                                                  $(.23)          $(.24)           $.42
                                                                 ==============================================

Diluted earnings per share                                                $(.23)          $(.24)           $.42
                                                                 ==============================================

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS 157"), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS
157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company's balance sheet as of the date of adoption. As such, the Company does not expect any impact to its financial statements as of the January 1, 2008 adoption date.




1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for
Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB
Statements No. 87, 88, 106, and 132(R) ("SFAS 158"), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans' benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company's financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities--including an amendment of FASB
Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business
Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008.
The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160").
SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its financial statements.


On March 19, 2008, The Financial Accounting Standards Board (FASB) issued FASB
Statement No. 161, Disclosures about Derivative Instruments and Hedging
Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November
15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, that SFAS 161 will have on its financial statements.




Note 2.  Discontinued Operations

On July 28, 2006, ARC executed a Stock Purchase Agreement ("Purchase Agreement") with Bluecoral Limited ("Bluecoral"), an Irish company, for the sale of its wholly-owned subsidiary, Winncom Technologies Corp. ("Winncom") to Bluecoral for
$17 million in cash, which was held in escrow per the terms of the Purchase
Agreement .

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
                                                      ============


This business segment, Distribution, has been accounted for as a discontinued operation, and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented.

Information related to the discontinued operations for the years ended December
31, 2006 and 2005 are as follows:

                                                      2006              2005
                                                 ------------------------------

Sales, net                                       $ 28,773,000      $ 30,288,000
Contract revenue                                   20,555,000         2,632,000
                                                 ------------------------------
  Total revenue                                    49,328,000        32,920,000
                                                 ------------------------------

Cost of sales                                      25,077,000        25,877,000
Cost of contract revenue                           19,236,000         2,296,000
                                                 ------------------------------
  Total cost of goods sold                         44,313,000        28,173,000
                                                 ------------------------------

      Gross profit                                  5,015,000         4,747,000

Operating expenses:
   Selling, general and administrative
expenses                                            3,996,000         3,874,000
                                                 ------------------------------
      Income from operations                        1,019,000           873,000

Other income (expense):
   Interest expense, net                             (110,000)         (161,000)
   Other income                                       159,000           190,000
                                                 ------------------------------
      Total other income (expense)                     49,000            29,000
                                                 ------------------------------
Income before income taxes                          1,068,000           902,000

Provision for income taxes                           (204,000)         (183,000)
                                                 ------------------------------
Net Income                                       $    864,000      $    719,000
                                                 ==============================





Note 2. Discontinued Operations, continued

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

As noted above in Note 2, total contract revenue recognized for the ten months ended October 31, 2006 and the year ended December 31, 2005 was $20,555,000 and $2,632,000, respectively.


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




3. Revolving Bank Loan Agreements and Notes Payable, continued

On May 10, 2005, the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks, which has been renewed annually. The new Credit Facility has a maturity of one year, with interest at 1.5% over prime (9.0% at December 31, 2007), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of the Company and its wholly owned subsidiary, Starworks. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for the Company and Starworks combined. As of December
31, 2007, the Company was in compliance with these covenants. The weighted average interest rate for 2007 and 2006 was 9.5%.


Revolving bank line of credit at December 31, 2007 and 2006 consist of:

                                               2007              2006
                                           ----------------------------

    Line of credit, current                $ 1,436,000        $ 830,000
                                           ============================

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

The 2007 Stock Incentive Plan ("the 2007 Plan") was approved by the Board of
Directors on August 2, 2007 and was also approved by the shareholders on September 17, 2007. The 2007 Plan provides that no more than 300,000 shares of our common stock may be issued for awards. If there is any change in the Company's common stock by reason of any stock exchange, merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up, combination of shares or otherwise, then the Board, or any Option Committee, shall make proportionate adjustments to the maximum number and kind of securities (i) available for issuance under the 2007 Plan; (ii) available for issuance as incentive stock options or non-qualified stock options; (iii) that may be subject to awards received by any participant; (iv) that may be subject to different types of awards; (v) that are subject to any outstanding award; and
(vi) the price of each security.




4. Stockholders' Equity, continued

The 2007 Plan provides that shares covered by an award will not count against the shares available for issuance under the 2007 Plan until they are actually issued and delivered to a participant. If an award granted under the 2007 Plan lapses, expires, terminates or is forfeited, surrendered or canceled without having been fully exercised or without the issuance of all the shares subject to the award, the shares covered by such award will again be available for use under the 2007 Plan.

In 2007, options totaling 40,000 were granted from the 2007 Plan to an officer at an exercise price of $5.40. No options were granted to directors in 2007 from the 2007 Plan.

In November 1997, the Board of Directors approved our 1997 Stock Option and
Compensation Plan (the "Plan"). The 1997 Plan expired November 2007. Pursuant to the Plan, we may grant options to purchase an aggregate of 100,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. In November 2004, the shareholders approved to amend the Plan to increase the aggregate number of option to be issued under the Plan from 100,000 to 200,000. The options granted pursuant to the Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The Plan is administered by an option committee that determines the terms of the options subject to the requirements of the Plan, except that the option committee shall not administer the Plan with respect to automatic grants of options to our directors who are not our employees. The option committee may be the entire Board or a committee of the Board.

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

The Company granted a total of 7,500 options to Outside Directors under the 1997
Plan during 2007 at exercise prices ranging from $4.80 to $5.47 per share. The
Company granted a total of 5,000 options to Outside Directors under the 1997
Plan during 2006 at an exercise price of $6.50 per share. The Company granted a total of 5,000 options to Outside Directors under the Plan during 2005 at exercise prices ranging from $5.50 to $7.50 per share.




4. Stockholders' Equity, continued

The following table summarizes the option activity for 2007, 2006 and 2005:

                                                           Number of         Weighted Average
                                                            Shares          Exercise Price ($)
                                                       =======================================

       2005 Activity:
       Outstanding at beginning of year                        48,500           $8.00
       Granted                                                  7,000           $6.50
       Exercised
                                                                    -
       Forfeited or expired                                    (3,500)          $7.00
                                                       ---------------------------------------
       Outstanding at end of year                              52,000           $7.50
                                                       =======================================
       Exercisable at end of year                              50,500           $7.50
                                                       =============== =======================

       2006 Activity:
       Outstanding at beginning of year                        52,000           $7.50
       Granted                                                  5,000           $6.50
       Exercised                                                    -
       Forfeited or expired                                    (5,000)          $8.00
                                                       ---------------------------------------
       Outstanding at end of year                              52,000           $7.30
                                                       =======================================
       Exercisable at end of year                              49,500           $7.35
                                                       =======================================

       2007 Activity:
       Outstanding at beginning of year                        52,000           $7.30
       Granted                                                 47,500           $5.38
       Exercised                                                    -
       Forfeited or expired                                   (45,000)          $7.40
                                                       ---------------------------------------
       Outstanding at end of year                              54,500           $5.56
                                                       =======================================
       Exercisable at end of year                              21,000           $5.82
                                                       =======================================


At December 31, 2007, there are 21,000 options exercisable from $4.80 to $7.50.
These options expire between 2008 and 2017. The weighted average grant date fair value of the options granted is $3.09.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2007, 2006 and 2005 were 7.34 years, .43 years and 1.23 years, respectively.




5. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally valuation allowances for inventory and trade receivables for financial reporting purposes and accelerated depreciation for income tax purposes. Income tax expense (benefit) for the years ended December
31, 2007, 2006 and 2005 is as follows:

                                                            2007            2006             2005
                                                       ----------------------------------------------

      Current                                              $ (6,000)     $(  93,000)       $ 198,000
      Deferred                                                    -          30,000         (490,000)
                                                       ----------------------------------------------
      Total benefit                                        $ (6,000)     $(  63,000)       $(292,000)
                                                       ==============================================

      Total benefit, continuing operations                 $ (6,000)      $(267,000)       $(475,000)
      Total expense, discontinued operations                      -         204,000          183,000
                                                       ----------------------------------------------
      Total benefit expense                                $ (6,000)      $( 63,000)       $(292,000)
                                                       ==============================================

As a result of net losses for the years ended December 31, 2007 and 2006, management believes a valuation allowance on its deferred tax assets is necessary. The components of the deferred taxes asset as of December 31 are as follows:

                                                        2007                2006
                                                 --------------------------------------

Deferred tax assets (current):
    Net operating loss carry-forwards                  $ 271,000         $   191,000
    Inventory reserve                                    268,000             258,000
    Deferred revenue                                     (17,000)                  -
    Bad debt reserves                                    172,000              11,000
                                                 --------------------------------------
                                                         694,000             460,000
                                                 --------------------------------------
Deferred tax liabilities (long-term):
    Property and equipment                                 2,000              (3,000)
    Intangibles                                           21,000             (12,000)
                                                 --------------------------------------
                                                          23,000             (15,000)
                                                 --------------------------------------
Deferred tax assets                                      717,000             445,000
Valuation allowance                                     (717,000)           (445,000)
                                                 --------------------------------------
Net deferred tax assets                          $             -     $              -
                                                 ======================================

As of December 31, 2007, we had total net operating loss carry-forwards of $714,000 million, which start expiring in 2023.




5. Income Taxes, continued

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 35% to the provision for income taxes is as follows at December 31:

                                                             2007                 2006                2005
                                                          ---------------------------------------------------

Tax (benefit) expense computed at statutory rate          $(248,000)           $(190,000)           $ 350,000
State income tax                                            (21,000)              42,000               27,000
Valuation allowance                                         272,000              445,000             (680,000)
Effect of permanent differences                              16,000               (5,000)              (7,000)
Other (primarily net operating losses)                      (25,000)            (355,000)              18,000
                                                          ---------------------------------------------------
Provision for income taxes benefit                        $  (6,000)           $ (63,000)           $(292,000)
                                                          ===================================================

As of December 31, 2005, the Company determined that a valuation allowance was not necessary as management believes that it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2007 and 2006, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized, and therefore a valuation allowance for the full amount was recorded. The valuation allowance increased by $272,000 in 2007, $445,000 in 2006 and decreased by $680,000 in 2005.


6. Sales to Major Customers

The Company had sales from continuing operations to two customers in 2007 that represented approximately 17% and 15%, respectively, of our annual sales. The
Company had sales from continuing operations to two customers in 2006 that represented approximately 33% and 16%, respectively, of our annual sales. The
Company had sales from continuing operations to one customer in 2005 that represented approximately 52% of our annual sales. The concentration of the Company's business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. At December 31, 2007 three customers represented approximately 31%, 11% and 11%, respectively, of our trade accounts receivable.
At December 31, 2006, three customers represented approximately 19%, 16% and
11%, respectively, of our trade accounts receivable.


7. Significant Suppliers

With regard to continuing operations during 2007 the Company purchased a majority of its product from two vendors, during 2006, the Company purchased approximately 39% of its product from two vendors, and in 2005, the Company purchased approximately 22% of its product from two vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

8.  Leasing Activities

The Company leases its facilities under non-cancellable operating leases through 2010. Minimum future rentals payable under the leases are as follows:

                    2008                                   259,000
                    2009                                   271,000
                    2010                                   163,000
                                                        ----------
                                                        $  693,000
                                                        ==========





8.  Leasing Activities, continued

Rent expense from continuing operations was $289,000, $245,000 and $247,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Certain of the Company's office space leases are structured to include scheduled and specified rent increases over the lease term. The Company has recognized the effect of these rent escalations and periods of free rent on a straight-line basis over the lease terms.

Property and equipment included the following amounts for leases that have been capitalized at December 31, 2007 and December 31, 2006.

                                                       2007              2006
                                                    ---------------------------

Machinery and Equipment                             $ 240,000         $ 215,000
Computers and Software                                133,000            52,000
Furniture and Fixtures                                 13,000            13,000
                                                    ---------------------------
                                                      386,000           280,000
Less accumulated amortization                        (234,000)         (139,000)
                                                    ---------------------------
                                                    $ 152,000         $ 141,000
                                                    ===========================

The Company recorded amortization expense of $96,000, $50,000 and $39,000, respectively, on assets recorded under capitalized leases for 2007, 2006 and 2005.

Future minimum lease payments under capital leases are as follows at December
31, 2007:

2008                                                $  86,000
2009                                                   51,000
2010                                                   21,000
                                                    ---------
Total minimum lease payments                          158,000
Amount representing interest                          (19,000)
                                                    ---------
Present value of lease payments                     $ 139,000
                                                    ---------
Less current portion                                  (56,000)
                                                    ---------
Non-current portion                                 $  83,000
                                                    =========


9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January
1, 2000. The name of the Plan was subsequently changed to the ARC Wireless
Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in
Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. Effective January 1, 2007 the Plan was amended to elect a Safe Harbor Contribution of 3% of a participant's compensation. For the year ended December 31, 2007 the Company's Safe Harbor Contribution was
$87,000.




10. Commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Purchase obligations exclude agreements that are cancelable without penalty. At
December 31, 2007, non-cancellable purchase obligations totaled approximately
$808,000.

Effective February 1, 2008, the Company's Board of Directors approved an employment agreement between the Company and Randall P. Marx, the Company's
Chief Executive Officer, effective as of January 31, 2008. Mr. Marx has served as the Company's Chief Executive Officer from November 1991 to July 2000 and from February 2001 to the present. The employment agreement was recommended to the Board by the Compensation Committee. The agreement provides for annual compensation of $250,000 in 2007, $275,000 in 2008 and $300,000 in 2009, with 5%
annual increases if the agreement is extended. The agreement may be extended by mutual consent on an annual basis for 2010, 2011 and 2012. Mr. Marx will receive a bonus of $25,000 for 2007 and will also be eligible to receive a bonus in 2008 and subsequent years, ranging from $50,000 to $300,000, if certain net income goals are achieved.

Effective November 1, 2007, the Company entered into a two year employment agreement with Mr. Monty R. Lamirato as the Company's Chief Financial Officer, which he has served since June 2001. The agreement provides for annual compensation of $165,000 in the first year and $175,000 in the second year.

Effective November 1, 2007, the Company entered into a five year employment agreement with Mr. Steven C. Olson, as President and Chief Technology Officer of the Company's Wireless Communications Solutions Division. Mr. Olson has been with the Company since 2001. The agreement provides for annual base compensation of $200,000 in 2007 increasing annually to $245,000 in 2011. Mr. Olson shall also be entitled to bonuses ranging from $5,000 to $100,000 annually contingent upon the Wireless Communications Solutions Division achieving certain net income targets. Mr. Olson earned a bonus of $7,500 for 2007.

Effective November 1, 2007, the Company entered into a three year employment agreement with Mr. Richard A. Anderson, as the Company's Executive Vice
President. Mr. Anderson has been with the Company since 1994. The agreement provides for annual compensation of $125,000.

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




11. Segment Information, continued

For the year ended December 31, 2007, approximately 13% of our sales from continuing operations were from customers outside North America, and for the years ended December 31, 2006 and 2005, less than 7% of our sales from continuing operations were from customers outside North America.

Financial information regarding the Company's two operating segments, which includes the elimination of intersegment sales, for the years ended December 31, 2007, 2006 and 2005 are as follows:

                                                 Manufacturing           Cable             Corporate             Total
                                                ------------------------------------------------------------------------

Net Sales                            2007       $  7,931,000        $    117,000                --          $  8,048,000
                                     2006          6,087,000             383,000                --             6,470,000
                                     2005          6,442,000             294,000                --             6,736,000

Net income  (loss) from              2007           (131,000)             40,000            (612,000)           (703,000)
continuing operations                2006           (467,000)             (7,000)         (1,132,000)         (1,606,000)
                                     2005          1,390,000             (34,000)           (783,000)            573,000

Income (loss) before income          2007           (137,000)             40,000            (612,000)           (709,000)
taxes, continuing operations         2006           (734,000)             (7,000)         (1,132,000)         (1,873,000)
                                     2005            914,000             (34,000)           (782,000)             98,000


Identifiable assets,                 2007          3,249,000             108,000          14,555,000          17,912,000
continuing operations                2006          3,082,000             220,000          14,673,000          17,975,000
                                     2005          3,730,000             192,000            (957,000)          2,965,000

Capital expenditures,                2007             99,000                --                  --                99,000
continuing operations                2006             80,000                --                  --                80,000
                                     2005             74,000                --                  --                74,000

Depreciation and                     2007            181,000                --                  --               181,000
amortization, continuing             2006            162,000                --                  --               162,000
operations                           2005            184,000               3,000                --               187,000

Interest expense,                    2007             24,000                --                  --                24,000
continuing operations                2006            124,000                --                  --               124,000
                                     2005            123,000                --                  --               123,000

Corporate represents the operations of the parent Company, excluding segment eliminations.






                                                        EXHIBIT INDEX

Exhibit Number                   Description
--------------                   -----------



   3.1               Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
   3.2               Bylaws of the Company as amended and restated on March 25, 1998 (2)
   10.1              Agreement  between and among Winncom  Technologies  Inc.,  Winncom  Technologies  Corp. and the
                     Company dated May 24, 2000 (3)
   10.2              Stock Purchase Agreement,  dated as of July 28, 2006, by and among Bluecoral Limited,  Winncom
                     Technologies Corp. and The Company (4)
   10.3              Escrow  Agreement,  dated July 28,  2006,  by and among the  Company,  Bluecoral  Limited  and
                     Consumer Title Services, LLC (4)
   10.4              Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
   10.5              Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
   10.6              Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
   10.7              Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
   14.1              Amended and Restated Code of Ethics (7)
   21.1              Subsidiaries of the Registrant
   31.1              Officers'  Certifications of Periodic Report pursuant to Section 302 of  Sarbanes-Oxley  Act of
                     2002
   32.1              Officers'  Certifications of Periodic Report pursuant to Section 906 of  Sarbanes-Oxley  Act of
                     2002
   99.1              Nominating Policies and Procedures

------------------
(1)      Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)      Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)      Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 8, 2000.
(4)      Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(5)      Incorporated by reference from the Company's Form 8-K filed on February 7, 2008.
(6)      Incorporated by reference from the Company's Form 8-K file November 8, 2007d .
(7)      Incorporated by reference from the Company's Form 8-K filed on November 13, 2006.

EXHIBIT 21
----------
SUBSIDIARIES
------------

ARC Wireless Hong Kong Limited

StarworksWireless,Inc.