Form 10-Q
period 2008-03-31
ARC WIRELESS SOLUTIONS INC
filed 2008-05-13
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 1, 2008, the Registrant had 3,090,838 shares outstanding of its $.0005 par value common stock.


                                ARC Wireless Solutions, Inc.

                     Quarterly Report on FORM 10-Q For The Period Ended

                                       March 31, 2008

                                     TABLE OF CONTENTS
                                     -----------------

                                                                                    Page No.

                                PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)
           and December 31, 2007..........................................................4

         Condensed Consolidated Statements of Operations for the Three Months Ended
           March 31, 2008 and 2007 (unaudited)............................................5

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2008 and 2007 (unaudited)............................................6

     Notes to Consolidated Financial Statements...........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................17

Item 4.  Controls and Procedures..........................................................17


                                 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................18

Item 1A. Risk Factors.....................................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....................18

Item 4.  Submission of Matters to a Vote of Security Holders..............................18

Item 5.  Other Information................................................................18

Item 6.  Exhibits ........................................................................19

Signatures................................................................................19

Exhibit 31.1..............................................................................20

Exhibit 31.2..............................................................................21

Exhibit 32.1..............................................................................22


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ARC Wireless Solutions, Inc.
                               Condensed Consolidated Balance Sheets

                                                                      March 31,     December 31,
                                                                        2008            2007
                                                                     (unaudited)         *
                                                                    ------------    ------------
Assets
Current assets:
   Cash and equivalents                                             $ 14,642,000    $ 14,941,000
   Accounts receivable - trade, net                                      822,000       1,173,000
   Inventory, net                                                      1,240,000       1,179,000
   Other current assets                                                  137,000         109,000
                                                                    ------------    ------------
Total current assets                                                  16,841,000      17,402,000
                                                                    ------------    ------------

Property and equipment, net                                              342,000         365,000

Other assets:
   Intangible assets, net                                                110,000         106,000
   Deposits                                                               41,000          39,000
                                                                    ------------    ------------
Total assets                                                        $ 17,334,000    $ 17,912,000
                                                                    ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                 $    554,000    $    631,000
   Bank debt - current                                                 1,010,000       1,436,000
   Accrued expenses                                                      326,000         286,000
   Current portion of capital lease obligations                           56,000          56,000
                                                                    ------------    ------------
Total current liabilities                                              1,946,000       2,409,000

Capital lease obligations, less current portion                           61,000          83,000
                                                                    ------------    ------------
Total liabilities                                                      2,007,000       2,492,000
                                                                    ------------    ------------

Commitments
Stockholders' equity:
   Preferred stock, $001 par value, 2,000,000 authorized, none
   issued and outstanding                                                                     --
   Common stock, $.0005 par value, 250,000,000 authorized,
   3,091,000 and 3,090,000 issued in 2008 and 2007, respectively.          2,000           2,000
   Additional paid-in capital                                         20,709,000      20,696,000
   Accumulated deficit                                                (5,384,000)     (5,278,000)
                                                                    ------------    ------------
Total stockholders' equity                                            15,327,000      15,420,000
                                                                    ------------    ------------
Total liabilities and stockholders' equity                          $ 17,334,000    $ 17,912,000
                                                                    ============    ============

* These numbers were derived from the audited financial statements for the year ended December 31,
2007. See accompanying notes.


                          ARC Wireless Solutions, Inc.
                 Condensed Consolidated Statements of Operations


                                                    Three Months Ended March 31,
                                                        2008            2007
                                                     -----------    -----------
                                                             (unaudited)

Sales, net                                           $ 1,894,000    $ 1,581,000
Cost of sales                                          1,179,000      1,170,000
                                                     -----------    -----------
      Gross profit                                       715,000        411,000

Operating expenses:
   Selling, general and administrative expenses          929,000        868,000
                                                     -----------    -----------
      Loss from operations                              (214,000)      (457,000)

Other income (expense):
   Interest expense, net                                 (10,000)        (6,000)
   Other income                                          118,000        165,000
                                                     -----------    -----------
      Total other income (expense)                       108,000        159,000
                                                     -----------    -----------
Loss before income taxes                                (106,000)      (298,000)
Provision for income taxes                                  --             --
                                                     -----------    -----------
Net income (loss)                                    $  (106,000)   $  (298,000)
                                                     ===========    ===========

Net income (loss) per share - basic and diluted
                                                     $      (.03)   $      (.10)
                                                     ===========    ===========
Weighted average shares - basic and diluted            3,091,000      3,088,000
                                                     ===========    ===========



See accompanying notes.




                                   ARC Wireless Solutions, Inc.
                          Condensed Consolidated Statements of Cash Flows

                                                                      Three Months Ended March 31,
                                                                          2008            2007
                                                                      ------------    ------------
                                                                               (unaudited)
Operating activities
Net loss                                                              $   (106,000)   $   (298,000)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                          48,000          37,000
     Non-cash expense for issuance of stock and options                     10,000          12,000
     Provision for doubtful accounts                                         7,000              --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                          344,000        (244,000)
       Inventory                                                           (61,000)        (30,000)
       Prepaids and other current assets                                   (28,000)        (82,000)
       Other assets                                                         (2,000)          1,000
       Accounts payable and accrued expenses                               (35,000)        148,000
                                                                      ------------    ------------
Net cash provided by (used in) operating activities                        177,000        (456,000)
                                                                      ------------    ------------

Investing activities
Patent acquisition costs                                                    (8,000)         (3,000)
Purchase of plant and equipment                                            (21,000)        (22,000)
                                                                      ------------    ------------
Net cash used in investing activities                                      (29,000)        (25,000)
                                                                      ------------    ------------

Financing activities
Net advances from line of credit                                         1,010,000           1,000
Net repayment of line of credit and capital lease obligations           (1,457,000)        (11,000)
                                                                      ------------    ------------
Net cash used in financing activities                                     (447,000)        (10,000)
                                                                      ------------    ------------

Net change in cash                                                        (299,000)       (491,000)
Cash and cash equivalents, beginning of period                          14,941,000      15,720,000
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $ 14,642,000    $ 15,229,000
                                                                      ============    ============

Supplemental cash flow information:
  Cash paid for interest                                              $     10,000    $      6,000
  Issuance of stock for accrued fees                                  $      3,500    $      4,000



See accompanying notes.




                                                 6

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operation and its cash flows for the three months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

During the periods presented in the unaudited condensed consolidated financial statements, the Company operated in two business segments which are identified as Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks") and ARC Wireless Hong Kong Limited, ("ARCHK"), since their respective acquisition dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of approximately $5.4 million since inception in 1989. In 2005, 2004 and 2002 the Company generated net income and in 2008, 2007, 2006 and 2003 the Company generated losses. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and available borrowings on the Company's existing bank line of credit will be sufficient to allow the Company to maintain its operations through December 31, 2008.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of

March 31, 2008, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $14,500,000 and as of December 31, 2007, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $14,800,000. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $460,000 and $453,000 at March 31, 2008 and December 31, 2007, respectively. Bad debt expense was $7,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or "FIN 48". FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the three months ended March 31, 2008 and 2007, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008 and December 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition, gross profit, or net loss.

Note 2: Share-Based Compensation

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

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                                                       Three Months Ended
                                                -------------------------------
                                                March 31, 2008   March 31, 2007
                                                --------------   --------------
Stock options                                      $10,000           $ 8,000
                                                   -------           -------
Total share-based compensation expense             $10,000           $ 8,000
                                                   =======           =======


Stock option activity was as follows:

                                                 Number of    Weighted Average
                                                  Shares     Exercise Price ($)
                                                 ---------   ------------------

Balance at January 1, 2008                         54,500         $   5.56
Granted                                              --
Exercised                                            --
Forfeited or expired                               (7,000)        $   6.79
                                                  -------         --------
Balance at March 31, 2008                          47,500         $   5.38
                                                  =======         ========


The following table presents information regarding options outstanding as of March 31, 2008:

Weighted average contractual remaining term - options outstanding         8.15
Aggregate intrinsic value - options outstanding                              -
Options exercisable                                                     14,000
Weighted average exercise price - options exercisable                    $5.34
Aggregate intrinsic value - options exercisable                              -
Weighted average contractual remaining term - options exercisable         5.87

There were no options granted or exercised during the three months ended March 31, 2008.

The following weighted average assumptions were used:

                                             Three Months Ended
                                               March 31, 2007
                                               --------------
Volatility                                           .536
Expected life of options (in years)                     2
Dividend yield                                      0.00%
Risk free interest rate                             5.25%
Per share value of options granted                  $1.59

As of March 31, 2008, future compensation costs related to nonvested stock options was $118,000. Management anticipates that this cost will be recognized over a weighted average period of 4 years.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                    Three Months Ended
                                             March 31, 2008    March 31, 2007
                                            ----------------- -----------------

Numerator: Net loss                               $(106,000)        $(298,000)
                                            ================= =================

Denominator:
Denominator for basic earnings per share
- weighted average shares                          3,091,000         3,088,000
Effect of dilutive securities
  Employee stock options (**)                              -                 -
                                            ----------------- -----------------
Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversion                             3,091,000         3,088,000
                                            ================= =================
Basic loss per share                                  $(.03)            $(.10)
                                            ================= =================
Diluted loss per share                                $(.03)            $(.10)
                                            ================= =================

** There are no dilutive shares used in the calculation of diluted earnings per share, continuing operations for the three months ended March 31, 2008 and 2007, since the Company had net losses for those periods.

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                      March 31     December 31,
                                    -----------    -----------
                                        2008           2007
                                    -----------    -----------
                Raw materials       $   970,000    $   963,000
                Work in progress        105,000        105,000
                Finished goods          889,000        815,000
                                    -----------    -----------
                                      1,964,000      1,883,000
                Inventory reserve      (724,000)      (704,000)
                                    -----------    -----------
                Net inventory       $ 1,240,000    $ 1,179,000
                                    ===========    ===========

Note 5. Revolving Bank Loan Agreements

On May 10, 2005, the Company entered into a $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The Credit Facility has an annual maturity, was currently due May 10, 2008, with interest at 1.5% over prime (6.75% at March 31, 2008), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks, but excluding ARC Hong Kong. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC combined. On May 7, 2008, the Credit Facility was extended to May 1, 2009. The balance outstanding on the revolving line of credit at March 31, 2008 and December 31, 2007 was $1,010,000 and $1,436,000,
respectively.

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

During the quarter ended March 31, 2008, the Company recorded the issuance of 707 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $3,500.

During the quarter ended March 31, 2007, the Company recorded the issuance of 800 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $4,000.

Note 7. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company's balance sheet as of the date of adoption. The adoption of SFAS 157 on January 1, 2008, did not have an impact on our consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP FAS 157-2 is effective for our fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on our Consolidated Financial Statements.

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

Note 8. Concentration of Credit Risk

One customer accounted for approximately 23% and 32% of the Company's net sales for the three months ended March 31, 2008 and 2007, respectively. In November, 2007 this customer filed for bankruptcy reorganization. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company's revenues and operating results. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

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


Financial information regarding the Company's two continuing operating segments
(which include segment eliminations) for the three months ended March 31, 2008 and 2007 are as follows:

                                            Manufacturing       Cable         Corporate         Total
                                            -------------   ------------    ------------    ------------
Net sales                            2008   $  1,883,000    $     11,000    $       --      $  1,894,000
                                     2007   $  1,519,000    $     62,000            --      $  1,581,000

Net income (loss)                    2008         78,000          (8,000)       (176,000)       (106,000)
                                     2007       (149,000)        (18,000)       (131,000)       (298,000)

Income (Loss) before income taxes    2008         78,000          (8,000)       (176,000)       (106,000)
                                     2007       (149,000)        (18,000)       (131,000)       (298,000)

Identifiable assets                  2008      3,772,000          92,000      13,470,000      17,334,000
                                     2007      3,527,000         123,000      14,177,000      17,827,000

Corporate represents the operations of the parent Company, excluding segment eliminations.
















                                       14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations for the Three Months Ended March 31, 2008 and 2007

Total revenues were $1,894,000 and $1,581,000 for the three month periods ended March 31, 2008 and March 31, 2007, respectively. The $313,000 increase in revenues during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is attributable a $364,000 increase in revenues from our Wireless Communications Solutions Division partially offset by a decrease of $51,000 in revenues from our Starworks subsidiary.

Gross profit margins were 38% and 26% for the three months ended March 31, 2008 and March 31, 2007, respectively. The 46% increase in gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $61,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Approximately $15,000 was due to increased costs associated with ARC Wireless Hong Kong Limited. Other increases in SG&A costs comparing 2008 to 2007 include; salaries and wages $15,000, depreciation $12,000, bad debt reserve $7,000, sales tax $6,000. SG&A as a percent of total revenues decreased from 55% for the three months ended March 31, 2007 to 49% for the three months ended March 31, 2008. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 51% of the total SG&A costs for the three months ended March 31, 2008 and March 31, 2007.

Net interest expense was $10,000 for the three months ended March 31, 2008 compared to $6,000 for the three months ended March 31, 2007 primarily related to capital lease obligations which increased $135,000 from March 31, 2007.

Other income in 2008 and 2007, represent interest income on funds invested from the sale of Winncom. The decline in interest income from 2007 to 2008 is due to a decline in the interest rates on US Treasury Bills where a significant portion of the funds are invested.

There is no provision for income taxes for the three months ended March 31, 2008 and 2007, due to net losses.

The Company had a net loss of $106,000 for the three months ended March 31, 2008 as compared to a net loss of $298,000 for the three months ended March 31, 2007. The decrease in the net loss from 2007 to 2008 was primarily due to an increase in revenues and an increase in gross margin resulting in an increase in gross profit of $304,000, partially offset by an increase of $61,000 in SG&A and a decrease of $47,000 in interest income.

Financial Condition

The net cash provided by operating activities was $177,000 for the three months ended March 31, 2008 compared to net cash used in operating activities of $456,000 for the three months ended March 31, 2007. The two primary reasons for the change is a $192,000 reduction in the net loss from 2007 to 2008 and the reduction in trade accounts receivable of $351,000.

The net cash used in investing activities from was $29,000 for the three months ended March 31, 2008 compared to $25,000 for the three months ended March 31, 2007, primarily the result of expenditures for patents and equipment.

Net cash used in financing activities for the three months ended March 31, 2008 was $447,000 compared to $10,000 for the three months ended March 31, 2007 and the increase in the net cash used is primarily the result of repayments on the line of credit of $426,000.

The Company's working capital at March 31, 2008, was $14,895,000 compared to $14,993,000 at December 31, 2007. The slight decrease as of March 31, 2008 is due primarily to the net loss.

On May 10, 2005, the Company entered into a $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The Credit Facility has an annual maturity, was currently due May 10, 2008, with interest at 1.5% over prime (6.75% at March 31, 2008), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks, but excluding ARCHK. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC combined. On May 7, 2008, the Credit Facility was extended to May 11, 2009. As of March 31, 2008 and December 31, 2007, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at March 31, 2008 and December 31, 2007 was $1,010,000 and $1,436,000, respectively.

Effective October 31, 2006, the Company completed the sale of Winncom. In connection with the sale, we received $17,000,000 in cash on November 1, 2006. Management believes that the proceeds from the sale of Winncom, current working capital and available borrowings on existing bank lines of credit will be sufficient to allow the Company to maintain its operations through December 31, 2008 and into the foreseeable future.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" on our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the Company's risk factors from those disclosed in the Company's 2007 Annual Report on Form 10-K. The words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to ARC, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by the Risk Factors set forth in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our line of credit which has variable interest rates equal to the existing bank prime rate (5.25% as of March 31, 2008) plus one and one-half percent and to a lesser degree our capitalized lease obligations. The prime interest rate decreased from 8.25% at March 31, 2007 to 5.25% at March 31, 2008. A decrease in the bank's prime interest rate on our line of credit would not have a material effect due to the fact that the line of credit is rarely used due to our significant cash and cash equivalents.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or "disclosure controls," pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, the Company's management, including our CEO and CFO concluded that as of March 31, 2008 our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure..

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Change in Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Item 1A. Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" of our Form 10-K for the fiscal year ending December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2008, the Company recorded the issuance of 707 shares of common stock to Mr. Robert E. Wade, a director, for outstanding obligations for accrued director's fees in the amount of $3,500. This issuance was granted based on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. This issuance qualified for this exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to Mr. Wade; (iii) Mr. Wade was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) Mr. Wade has knowledge and experience in financial and business matters so that he was capable of evaluating the merits and risks of an investment in the Company; and (v) Mr. Wade received "restricted securities" that include a restrictive legend on the certificate.

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

None.

Item 6. Exhibits

                                  EXHIBIT INDEX

   Exhibit Number              Description
   --------------              -----------

   3.1              Amended and Restated Articles of Incorporation dated October
                    11, 2000 (1)

   3.2 Bylaws of the Company as amended and restated on March 25, 1998 (2)

   10.2 Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (3)

   10.3 Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC
                    (3)

   10.4 Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (4)

   10.5 Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (5)

   10.6 Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (5)

   10.7 Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (5)

   31.1             Officers' Certifications of Periodic Report pursuant to
                    Section 302 of Sarbanes-Oxley Act of 2002

   32.1             Officers' Certifications of Periodic Report pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002

   99.1             Nominating Policies and Procedures

(1) Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2) Incorporated by reference from the Company's Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3) Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(4) Incorporated by reference from the Company's Form 8-K filed on February 7, 2008.
(5) Incorporated by reference from the Company's Form 8-K filed on November 8, 2007.
(6)


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ARC WIRELESS SOLUTIONS, INC.

Date:  May 9, 2008                                By: /s/ Randall P. Marx
                                                      -------------------
                                                      Randall P. Marx
                                                      Chief Executive Officer

Date:  May 9, 2008                                By: /s/ Monty R. Lamirato
                                                      ---------------------
                                                      Monty R. Lamirato
                                                      Chief Financial Officer