Form 10-Q
period 2008-06-30
ARC WIRELESS SOLUTIONS INC
filed 2008-08-08
CIK 826326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10 - Q

                            -----------------------

  [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934

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

                             10601 West 48th Avenue
                       Wheat Ridge, Colorado, 80033-2660
           (Address of principal executive offices including zip code)
           -----------------------------------------------------------

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]

Smaller reporting company [ X ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [   ]   No [ X ]

As of August 1, 2008, the Registrant had 3,090,838 shares outstanding of its $.0005 par value common stock.

--------------------------------------------------------------------------------

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                                  June 30, 2008

                                TABLE OF CONTENTS

                                                                          Page
                                                                           No.
                                                                          -----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2008
            (unaudited) and December 31, 2007.................................4

         Condensed Consolidated Statements of Operations for the
            Three Months and Six Months Ended
            June 30, 2008 and 2007 (unaudited)................................5

         Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2008 and 2007 (unaudited)...............6

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........17

Item 4.  Controls and Procedures.............................................18


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................19

Item 1A. Risk Factors........................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........19

Item 4.  Submission of Matters to a Vote of Security Holders.................19

Item 5. Other Information....................................................19

Item 6.  Exhibits ...........................................................20


Signatures...................................................................20

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1



Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                 ARC Wireless Solutions, Inc.
                                          Condensed Consolidated Balance Sheets


                                                                             June 30,              December 31,
                                                                               2008                    2007
                                                                            (unaudited)                 *
                                                                           -----------------------------------
Assets
Current assets:
   Cash and equivalents                                                    $ 14,533,000           $ 14,941,000
   Accounts receivable - trade, net                                             785,000              1,173,000
   Inventory, net                                                             1,124,000              1,179,000
   Other current assets                                                         153,000                109,000
                                                                            ----------------------------------
Total current assets                                                         16,595,000             17,402,000
                                                                            ----------------------------------

Property and equipment, net                                                     420,000                365,000

Other assets:
   Intangible assets, net                                                       111,000                106,000
   Deposits                                                                      36,000                 39,000
                                                                           -----------------------------------
Total assets                                                               $ 17,162,000           $ 17,912,000
                                                                           ===================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                        $    526,000           $    631,000
   Bank debt - current                                                        1,124,000              1,436,000
   Accrued expenses                                                             168,000                286,000
   Current portion of capital lease obligations                                  87,000                 56,000
                                                                           -----------------------------------
Total current liabilities                                                     1,905,000              2,409,000

Capital lease obligations, less current portion                                 119,000                 83,000
                                                                           -----------------------------------
Total liabilities                                                             2,024,000              2,492,000
                                                                           -----------------------------------

Commitments
Stockholders' equity:
   Preferred stock, $.001 par value, 2,000,000 authorized, none
   issued and outstanding                                                          --                     --
   Common stock, $.0005 par value, 250,000,000 authorized,
   3,091,000 and 3,090,000 issued in 2008 and 2007, respectively.
                                                                                  2,000                  2,000
   Additional paid-in capital                                                20,717,000             20,696,000
   Accumulated deficit                                                       (5,581,000)            (5,278,000)
                                                                           -----------------------------------
Total stockholders' equity                                                   15,138,000             15,420,000
                                                                           -----------------------------------
Total liabilities and stockholders' equity                                 $ 17,162,000           $ 17,912,000
                                                                           ===================================

* These numbers were derived from the audited financial statements for the year ended December 31, 2007. See accompanying notes.





                                                        ARC Wireless Solutions, Inc.
                                              Condensed Consolidated Statements of Operations
                                                            (Unaudited)


                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                              2008               2007               2008               2007
                                                          --------------------------------------------------------------------

Sales, net                                                $ 1,727,000        $ 2,089,000        $ 3,621,000        $ 3,669,000
Cost of sales                                               1,066,000          1,289,000          2,245,000          2,459,000
                                                          --------------------------------------------------------------------
      Gross profit                                            661,000            800,000          1,376,000          1,210,000

Operating expenses:
   Selling, general and administrative expenses               941,000            887,000          1,870,000          1,754,000
                                                          --------------------------------------------------------------------
      Loss from operations                                   (280,000)           (87,000)          (494,000)          (544,000)

Other income (expense):
   Interest expense                                           (22,000)            (6,000)           (31,000)           (12,000)
   Other income                                               105,000            199,000            222,000            364,000
                                                          --------------------------------------------------------------------
      Total other income (expense)                             83,000            193,000            191,000            352,000
                                                          --------------------------------------------------------------------
Income (loss) before income taxes                            (197,000)           106,000           (303,000)          (192,000)
Provision for income taxes                                       --                 --                 --                 --
                                                          --------------------------------------------------------------------
Net income (loss)                                         $  (197,000)       $   106,000        $  (303,000)       $  (192,000)
                                                          ====================================================================

Net income (loss) per share - basic and diluted
                                                          $      (.06)       $       .03        $      (.10)       $      (.06)
                                                          ====================================================================
Weighted average shares - basic                             3,091,000          3,089,000          3,091,000          3,088,000
                                                          ====================================================================
Weighted average shares - diluted                           3,091,000          3,091,000          3,091,000          3,088,000

See accompanying notes.





                                                   ARC Wireless Solutions, Inc.
                                         Condensed Consolidated Statements of Cash Flows
                                                          (Unaudited)


                                                                                Six Months Ended June 30,
                                                                               2008                   2007
                                                                          ------------------------------------

Operating activities
Net loss                                                                  $   (303,000)           $   (192,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                              98,000                  73,000
     Non-cash expense for issuance of stock and options                         18,000                  20,000
       Provision for doubtful accounts                                          36,000                    --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                              353,000                (615,000)
       Inventory                                                                55,000                (375,000)
       Prepaids and other current assets                                       (45,000)               (106,000)
          Other assets                                                           3,000                  (2,000)
       Accounts payable and accrued expenses                                  (220,000)                332,000
                                                                          ------------------------------------
Net cash used in operating activities                                           (5,000)               (865,000)
                                                                          ------------------------------------

Investing activities
Patent acquisition costs                                                       (12,000)                (10,000)
Purchase of plant and equipment                                                (43,000)                (47,000)
                                                                          ------------------------------------
Net cash used in investing activities                                          (55,000)                (57,000)
                                                                          ------------------------------------

Financing activities
Net advances from line of credit                                             2,134,000               1,948,000
Net repayment of line of credit and capital lease obligations               (2,482,000)             (1,681,000)
                                                                          ------------------------------------
Net cash provided by (used in) financing activities                           (348,000)                267,000
                                                                          ------------------------------------

Net change in cash                                                            (408,000)               (655,000)
Cash and cash equivalents, beginning of period                              14,941,000              15,720,000
                                                                          ------------------------------------
Cash and cash equivalents, end of period                                  $ 14,533,000            $ 15,065,000
                                                                          ====================================

Supplemental cash flow information:
  Cash paid for interest                                                  $     31,000            $     12,000
  Issuance of stock for accrued fees                                      $      3,000                    --
  Acquisition of property and equipment through capital lease             $    103,000            $    135,000


See accompanying notes.





                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2008

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operation and its cash flows for the three and six months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December
31, 2007.

During the periods presented in the unaudited condensed consolidated financial statements, the Company operated in two business segments which are identified as Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2008 or any future period.

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

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of approximately $5.6 million since inception in 1987. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital, which includes $14.5 million in cash and cash equivalents at June 30, 2008, and available borrowings on the Company's existing bank line of credit will be sufficient to allow the Company to maintain its operations through December 31, 2008.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time the Company has cash balances in excess of federally insured amounts. The
Company maintains its cash balances with several financial institutions. As of June 30, 2008, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $14,300,000 and as of






December 31, 2007, the balance exceeded the Federal Deposit Insurance
Corporation limitation for coverage of $100,000 by approximately $14,800,000.
The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, money market accounts, accounts receivable, accounts payable, accrued expenses and bank debt.
The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date.
Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $489,000 and $453,000 at June 30, 2008 and December 31, 2007, respectively. Bad debt expense was $29,000 and $0 for the three months ended June 30, 2008 and 2007, respectively and $36,000 and $0 for the six months ended June 30, 2008 and 2007, respectively.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No.
48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB
Statement No. 109, or "FIN 48". FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the three months ended June 30, 2008 and 2007, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008 and December 31, 2007.

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


Note 2: Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123(R) ("SFAS 123(R)") related to accounting for share-based payments and, accordingly, the Company is now recording compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. Prior to 2006, share-based compensation was accounted for in accordance with Accounting Principles Board
Opinion No. 25. We are using the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                                                                  Three Months Ended
                                                        June 30, 2008             June 30, 2007
                                                        ---------------------------------------

Stock options                                                $8,000                   $3,000
                                                             -------------------------------
Total share-based compensation expense                       $8,000                   $3,000
                                                             ===============================

                                                                    Six Months Ended
                                                        June 30, 2008             June 30, 2007
                                                        ---------------------------------------

Stock options                                               $18,000                   $11,000
                                                            ---------------------------------
Total share-based compensation expense                      $18,000                   $11,000
                                                            =================================

Stock option activity was as follows:

                                                           Number of                Weighted Average
                                                            Shares                 Exercise Price ($)
                                                           -----------------------------------------

       Balance at January 1, 2008                           54,500                      $   5.56
       Granted                                                --
       Exercised                                              --
       Forfeited or expired                                 (7,000)                     $   6.79
                                                           -------------------------------------
       Balance at June 30, 2008                             47,500                      $   5.38
                                                           =====================================

The following table presents information regarding options outstanding as of June 30, 2008:

Weighted average contractual remaining term - options outstanding                7.90
Aggregate intrinsic value - options outstanding                                     -
Options exercisable                                                            14,000
Weighted average exercise price - options exercisable                           $5.34
Aggregate intrinsic value - options exercisable                                     -
Weighted average contractual remaining term - options exercisable                5.62




Note 2: Share-Based Compensation, continued

There were no options granted or exercised during the six months ended June 30, 2008.

The following weighted average assumptions were used:


                                             Three Months Ended     Six Months Ended
                                                 June, 2007            June, 2007
                                             ---------------------------------------

Volatility                                          .536                  .536
Expected life of options (in years)                    2                     2
Dividend yield                                     0.00%                 0.00%
Risk free interest rate                            5.25%                 5.25%
Per share value of options granted                 $1.59                 $1.59


As of June 30, 2008, future compensation costs related to non-vested stock options was $110,000. Management anticipates that this cost will be recognized over a weighted average period of approximately 4 years.


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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                                Three Months Ended                    Six Months Ended
                                                             June 30,         June 30,           June 30,          June 30,
                                                               2008             2007              2008               2007
                                                            ---------------------------------------------------------------

Numerator: Net Income (loss)                                $(197,000)        $ 106,000        $(303,000)        $  (192,000)
                                                            ================================================================

Denominator:
Denominator  for  basic  earnings  per share
- weighted average shares                                   3,091,000         3,089,000        3,091,000           3,088,000
Effect of dilutive securities                                    --               2,000             --                  --
  Employee stock options (**)                                    --                --               --                  --
                                                            ----------------------------------------------------------------
Denominator for diluted earnings per
share -  adjusted  weighted  average  shares
and assumed conversion                                      3,091,000         3,091,000        3,091,000           3,088,000
                                                            ================================================================
Basic loss per share                                        $    (.06)        $     .03        $    (.10)        $      (.06)
                                                            ================================================================
Diluted loss per share                                      $    (.06)        $     .03        $    (.10)        $      (.06)
                                                            ================================================================

** There are no dilutive shares used in the calculation of diluted earnings per share, continuing operations for the three months and six months ended June 30, 2008 and 2007, since the Company had net losses for those periods.







Note 4.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                                      June 30, December 31,
                                              ---------------------------------
                                                   2008                 2007
                                              ---------------------------------

Raw materials                                 $   929,000           $   963,000
Work in progress                                  103,000               105,000
Finished goods                                    844,000               815,000
                                              ---------------------------------
                                                1,876,000             1,883,000
Inventory reserve                                (752,000)             (704,000)
                                              ---------------------------------
Net inventory                                 $ 1,124,000           $ 1,179,000
                                              =================================


Note 5.  Revolving Bank Loan Agreements

On May 10, 2005, the Company entered into a $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The Credit
Facility has an annual maturity and is currently due May 1, 2009, with interest at 1.5% over prime (6.5% at June 30, 2008), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks, but excluding ARC
Hong Kong. The borrowing base is calculated on a percentage of trade receivables and inventory for ARC combined. The balance outstanding on the revolving line of credit at June 30, 2008 and December 31, 2007 was $1,124,000 and $1,436,000,
respectively.


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

During the six months ended June 30, 2008, the Company recorded the issuance of 707 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $3,000.

During the six months ended June 30, 2007, the Company recorded the issuance of 800 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $4,000.





Note 7.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS 157"), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS
157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company's balance sheet as of the date of adoption. The adoption of SFAS 157 on January 1, 2008 did not have an impact on our consolidated financial position or consolidated results of operations.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for
Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB
Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans' benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company's financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company's financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 "Determining
Whether Instruments Granted in Share-Based Payment Transactions are
Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". FSP
EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our EPS calculations or disclosures.


Note 8.  Concentration of Credit Risk

One customer accounted for approximately 20% and 31% of the Company's net sales for the six months ended June 30, 2008 and 2007, respectively. In November 2007, this customer filed for bankruptcy reorganization. The Company expects sales related to this customer to continue in 2008 (a) at a lower volume than in previous quarters in 2007 and (b) at a more unpredictable and irregular rate as in previous quarters. The Company's management also believes that orders related to this customer will continue at least through Q2 of 2009 but will not continue at historical levels during that period.


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





Financial information regarding the Company's two continuing operating segments
(which include segment eliminations) for the three months ended June 30, 2008 and 2007 are as follows:

                                                      Manufacturing       Cable         Corporate           Total
                                                      -------------------------------------------------------------

Net sales                               2008           1,727,000               -                -         1,727,000
                                        2007           2,061,000          28,000                -         2,089,000

Net income (loss)                       2008              25,000          (8,000)        (214,000)         (197,000)
                                        2007             221,000          16,000         (131,000)          106,000

Income (Loss) before income taxes       2008              25,000          (8,000)        (214,000)         (197,000)
                                        2007             221,000          16,000         (131,000)          106,000

Identifiable assets                     2008           3,743,000          90,000       13,329,000        17,162,000
                                        2007           4,656,000         133,000       13,748,000        18,537,000

Financial information regarding the Company's two continuing operating segments
(which include segment eliminations) for the six months ended June 30, 2008 and 2007 are as follows:

                                                      Manufacturing       Cable        Corporate            Total
                                                      -------------------------------------------------------------

Net sales                               2008          $3,610,000        $ 11,000                -        $3,621,000
                                        2007           3,584,000          85,000                -         3,669,000

Net income (loss)                       2008             103,000         (15,000)        (391,000)         (303,000)
                                        2007              61,000          (2,000)        (251,000)         (192,000)

Income (Loss) before income taxes       2008             103,000         (15,000)        (391,000)         (303,000)
                                        2007              61,000          (2,000)        (251,000)         (192,000)

Identifiable assets                     2008           3,743,000          90,000       13,329,000        17,162,000
                                        2007           4,656,000         133,000       13,748,000        18,537,000


Corporate represents the operations of the parent Company, excluding segment eliminations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Results of  Continuing  Operations  for the Three Months Ended June 30, 2008 and
2007

Total revenues were $1,727,000 and $2,089,000 for the three month periods ended
June 30, 2008 and June 30, 2007, respectively. The $362,000 decrease in revenues during the three months ended June 30, 2008 compared to the three months ended
June 30, 2007 is attributable a $334,000 decrease in revenues from our Wireless
Communications Solutions Division and a decrease of $28,000 in revenues from our Starworks subsidiary. The 17% decrease in revenue from the Wireless
Communications Solutions Division is primarily attributable to lack of comparable sales to one customer; the delay by several other customers of scheduled orders in the period and finished goods delays from our China operation.

Gross profit margins were 38% for the three months ended June 30, 2008 and June
30, 2007. The stability in the gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $54,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Approximately $10,000 was due to increased costs associated with ARC
Wireless Hong Kong Limited. Other increases in SG&A costs comparing 2008 to 2007 include: salaries and wages $24,000, stock option expense $8,000, depreciation
$12,000, bad debt reserve $29,000 offset by decreases in legal fees, outside services and medical insurance. SG&A as a percent of total revenues increased from 42% for the three months ended June 30, 2007 to 54% for the three months ended June 30, 2008, primarily due to the decrease in sales. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting
53% of the total SG&A costs for the three months ended June 30, 2008 and June
30, 2007.

Net interest expense was $22,000 for the three months ended June 30, 2008 compared to $6,000 for the three months ended June 30, 2007 primarily related to capital lease obligations which increased $239,000 from June 30, 2007.

Other income in 2008 and 2007 represents interest income on funds invested from the sale of Winncom. The decline in interest income from 2007 to 2008 is due to a decline in the interest rates from 5% in 2007 to 2.68% in 2008.

There is no provision for income taxes for the three months ended June 30, 2008 and 2007, due to net losses.

The Company had a net loss of $197,000 for the three months ended June 30, 2008 as compared to a net income of $106,000 for the three months ended June 30, 2007. The change from net income in 2007 to a net loss in 2008 was primarily due to a decrease in revenues and thus a decrease in gross profit, an increase of $54,000 in SG&A and a decrease of $94,000 in interest income.

Results of Continuing Operations for the Six Months Ended June 30, 2008 and 2007

Total revenues were $3,621,000 and $3,669,000 for the six month periods ended
June 30, 2008 and June 30, 2007, respectively. The slight decrease in revenues during the six months ended June 30, 2008 compared to the six months ended June
30, 2007 is attributable a $26,000 increase in revenues from our Wireless
Communications Solutions Division partially offset by a decrease of $74,000 in revenues from our Starworks subsidiary.

Gross profit margins were 38% and 33% for the six months ended June 30, 2008 and June 30, 2007, respectively. The increase in gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $116,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Approximately $25,000 was due to increased costs associated with ARC
Wireless Hong Kong Limited. Other increases in SG&A costs comparing 2008 to 2007 include: salaries and wages $55,000, depreciation $25,000, bad debt reserve
$36,000, stock option compensation $18,000, director compensation $16,000, offset by decreases in legal $21,000, outside services $26,000 and medical insurance $19,000. SG&A as a percent of total revenues increased from 48% for the six months ended June 30, 2007 to 52% for the six months ended June 30, 2008. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 52% of the total SG&A costs for the six months ended
June 30, 2008 and June 30, 2007.

Net interest expense was $31,000 for the six months ended June 30, 2008 compared to $12,000 for the six months ended June 30, 2007 primarily related to capital lease obligations which increased $239,000 from June 30, 2007.

Other income in 2008 and 2007 represents interest income on funds invested from the sale of Winncom. The decline in interest income from 2007 to 2008 is due to a decline in the interest rates from 5% in 2007 to 2.68% in 2008.





There is no provision for income taxes for the six months ended June 30, 2008 and 2007, due to net losses.

The Company had a net loss of $303,000 for the six months ended June 30, 2008 as compared to a net loss of $192,000 for the six months ended June 30, 2007. The increase in the net loss from 2007 to 2008 was primarily due to an increase of $116,000 in SG&A, a decrease in interest income of $142,000, offset by an increase in gross margin.

Financial Condition

The net cash used in operating activities was $5,000 for the six months ended
June 30, 2008 compared to net cash used in operating activities of $856,000 for the six months ended June 30, 2007.

The two primary reasons for the change is a reduction in accounts receivable, trade and inventory of $408,000, an increase in non cash expenses of $59,000 offset by a decrease in accounts payable and accrued expenses of $220,000. In
2007, there were substantial increases in inventory, $615,000, and accounts receivable, trade, $375,000, partially offset by increases in accounts payable and accrued expense of $332,000.

The net cash used in investing activities from was $55,000 for the six months ended June 30, 2008 compared to $57,000 for the six months ended June 30, 2007, primarily the result of expenditures for patents and equipment.

Net cash used in financing activities for the six months ended June 30, 2008 was $348,000 compared to net cash provided by financing activities of $267,000 for the six months ended June 30, 2007. The change is primarily the result of repayments on the line of credit of approximately $600,000.

The Company's working capital at June 30, 2008, was $14,690,000 compared to $14,993,000 at December 31, 2007. The slight decrease as of June 30, 2008 is due primarily to the funding of the net loss.

On May 10, 2005, the Company entered into a $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The Credit
Facility has an annual maturity and is currently due May 1, 2009, with interest at 1.5% over prime (6.75% at June 30, 2008), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks, but excluding
ARCHK. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for ARC combined. As of June 30, 2008 and December 31, 2007, ARC was in compliance with these covenants. The balance outstanding on the revolving line of credit at June 30, 2008 and December 31, 2007 was $1,124,000 and $1,436,000, respectively.

Effective October 31, 2006, the Company completed the sale of Winncom. In connection with the sale, we received $17,000,000 in cash on November 1, 2006.
Management believes that the remaining proceeds from the sale of Winncom, current working capital and available borrowings on existing bank lines of credit will be sufficient to allow the Company to maintain its operations through December 31, 2008 and into the foreseeable future.

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

We are exposed to market risk through interest rates related to our line of credit which has variable interest rates equal to the existing bank prime rate
(5.0% as of June 30, 2008) plus one and one-half percent and to a lesser degree our capitalized lease obligations. The prime interest rate decreased from 8.25% at June 30, 2007 to 5.0% at June 30, 2008. A decrease in the bank's prime interest rate on our line of credit would not have a material effect due to the fact that the line of credit is rarely used due to our significant cash and cash equivalents.

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

Critical Accounting Policies

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America
("GAAP"). The preparation of these consolidated financial statements requires the Company's management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes.
Future events and their effects cannot be determined with absolute certainty.
Therefore, the determination of estimates requires the exercise of judgment. The
Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements contained in its Annual Report on Form 10-K filed for the year ended December 31, 2007. Since December 31, 2007, there have been no significant changes to our critical accounting estimates and policies.





Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer
("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or "disclosure controls" pursuant to Exchange Act Rule
13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, the Company's management, including our CEO and CFO concluded that as of June 30, 2008 our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Change in Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control - Integrated Framework.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations. These are principally trade accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the trade accounts receivable it estimates will be uncollectible.

Item 1A.  Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, "Risk Factors" of our Form 10-K for the fiscal year ended December 31, 2007.
There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

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

   3.2               Bylaws of the Company as amended and restated on June 30, 2008 (2)

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

(1)      Incorporated by reference from the Company's Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)      Incorporated by reference from the Company's Form 8-K filed on July 8, 2008.
(3)      Incorporated by reference from the Company's Form 8-K/A filed on August 2, 2006.
(4)      Incorporated by reference from the Company's Form 8-K filed on February 7, 2008.
(5)      Incorporated by reference from the Company's Form 8-K filed on November 8, 2007.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ARC WIRELESS SOLUTIONS, INC.

Date:    August 8, 2008                   By:  /s/ Randall P. Marx
                                               --------------------------------
                                                   Randall P. Marx
                                                   Chief Executive Officer

 Date:   August 8, 2008                   By:  /s/ Monty R. Lamirato
                                               --------------------------------
                                                   Monty R. Lamirato
                                                   Chief Financial Officer