Form 10-Q
period 2008-09-30
ARC WIRELESS SOLUTIONS INC
filed 2008-11-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10 - Q

                             -----------------------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

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

 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]

 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 1, 2008, the Registrant had 3,091,350 shares outstanding of its $.0005 par value common stock.

                          ARC Wireless Solutions, Inc.

               Quarterly Report on FORM 10-Q For The Period Ended

                               September 30, 2008

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2008
           (unaudited) and December 31, 2007...................................4

         Condensed Consolidated Statements of Operations for the Three
           Months and Nine Months Ended September 30, 2008 and 2007
           (unaudited).........................................................5

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2008 and 2007 (unaudited)................6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........17

Item 4.  Controls and Procedures..............................................18


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 1A. Risk Factors.........................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5. Other Information.....................................................19

Item 6.  Exhibits ............................................................20

Signatures....................................................................20

Exhibit 31.1..................................................................21

Exhibit 31.2..................................................................22

Exhibit 32.1..................................................................23


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  ARC Wireless Solutions, Inc.
                              Condensed Consolidated Balance Sheets

                                                                    September 30,   December 31,
                                                                        2008            2007
                                                                    (unaudited)          *
                                                                    ------------    ------------
Assets
Current assets:
   Cash and equivalents                                             $ 14,725,000    $ 14,941,000
   Accounts receivable - trade, net                                      992,000       1,173,000
   Inventory, net                                                      1,034,000       1,179,000
   Other current assets                                                   84,000         109,000
                                                                    ------------    ------------
Total current assets                                                  16,835,000      17,402,000
                                                                    ------------    ------------

Property and equipment, net                                              416,000         365,000

Other assets:
   Intangible assets, net                                                124,000         106,000
   Deposits                                                               33,000          39,000
                                                                    ------------    ------------
Total assets                                                        $ 17,408,000    $ 17,912,000
                                                                    ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                 $    607,000    $    631,000
   Bank debt - current                                                 1,170,000       1,436,000
   Accrued expenses                                                      297,000         286,000
   Current portion of capital lease obligations                           88,000          56,000
                                                                    ------------    ------------
Total current liabilities                                              2,162,000       2,409,000

Capital lease obligations, less current portion                           89,000          83,000
                                                                    ------------    ------------
Total liabilities                                                      2,251,000       2,492,000
                                                                    ------------    ------------

Commitments
Stockholders' equity:
   Preferred stock, $.001 par value, 2,000,000 authorized, none
   issued and outstanding                                                                   --
   Common stock, $.0005 par value, 250,000,000 authorized,
   3,091,000 and 3,090,000 issued in 2008 and 2007, respectively.          2,000           2,000
   Additional paid-in capital                                         20,725,000      20,696,000
   Accumulated deficit                                                (5,570,000)     (5,278,000)
                                                                    ------------    ------------
Total stockholders' equity                                            15,157,000      15,420,000
                                                                    ------------    ------------
Total liabilities and stockholders' equity                          $ 17,408,000    $ 17,912,000
                                                                    ============    ============


* These numbers were derived from the audited financial statements for the year ended December
31, 2007. See accompanying notes.


                                       ARC Wireless Solutions, Inc.
                              Condensed Consolidated Statements of Operations
                                                (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                      2008           2007           2008           2007
                                                  -----------    -----------    -----------    -----------

Sales, net                                        $ 2,284,000    $ 1,986,000    $ 5,905,000    $ 5,656,000
Cost of sales                                       1,485,000      1,362,000      3,730,000      3,822,000
                                                  -----------    -----------    -----------    -----------
      Gross profit                                    799,000        624,000      2,175,000      1,834,000

Operating expenses:
   Selling, general and administrative expenses       857,000      1,012,000      2,727,000      2,767,000
                                                  -----------    -----------    -----------    -----------
      Loss from operations                            (58,000)      (388,000)      (552,000)      (933,000)

Other income (expense):
   Interest expense                                   (10,000)        (5,000)       (41,000)       (16,000)
   Other income                                        79,000        220,000        301,000        584,000
                                                  -----------    -----------    -----------    -----------
      Total other income (expense)                     69,000        215,000        260,000        568,000
                                                  -----------    -----------    -----------    -----------
Income (loss) before income taxes                      11,000       (173,000)      (292,000)      (365,000)
Provision for income taxes                               --             --             --             --
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $    11,000    $  (173,000)   $  (292,000)   $  (365,000)
                                                  ===========    ===========    ===========    ===========

Net income (loss) per share - basic and diluted          --      $      (.06)   $      (.09)   $      (.12)
                                                  ===========    ===========    ===========    ===========
Weighted average shares - basic                     3,091,000      3,089,000      3,091,000      3,089,000
                                                  ===========    ===========    ===========    ===========
Weighted average shares - diluted                   3,091,000      3,089,000      3,091,000      3,089,000



See accompanying notes.


                                  ARC Wireless Solutions, Inc.
                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                          2008            2007
                                                                      ------------    ------------

Operating activities
Net loss                                                              $   (292,000)   $   (365,000)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                         147,000         122,000
     Non-cash expense for issuance of stock and options                     26,000          27,000
     Provision for doubtful accounts                                        57,000            --
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                          124,000        (490,000)
       Inventory                                                           145,000        (379,000)
       Prepaids and other current assets                                    25,000        (136,000)
       Other assets                                                          6,000          (3,000)
       Accounts payable and accrued expenses                               (10,000)        182,000
                                                                      ------------    ------------
Net cash provided by (used in) operating activities                        228,000      (1,042,000)
                                                                      ------------    ------------

Investing activities
Patent acquisition costs                                                   (30,000)        (10,000)
Purchase of plant and equipment                                            (83,000)        (85,000)
                                                                      ------------    ------------
Net cash used in investing activities                                     (113,000)        (95,000)
                                                                      ------------    ------------

Financing activities
Advances from line of credit                                             3,304,000       3,306,000
Repayment of line of credit and capital lease obligations               (3,635,000)     (2,817,000)
                                                                      ------------    ------------
Net cash provided by (used in) financing activities                       (331,000)        489,000
                                                                      ------------    ------------

Net change in cash                                                        (216,000)       (648,000)
Cash and cash equivalents, beginning of period                          14,941,000      15,720,000
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $ 14,725,000    $ 15,072,000
                                                                      ============    ============

Supplemental cash flow information:
  Cash paid for interest                                              $     41,000    $     16,000
  Issuance of stock for accrued fees                                  $      3,000            --
  Acquisition of property and equipment through capital lease         $    103,000    $    135,000


See accompanying notes.

                                                6

                          ARC Wireless Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2008


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations and its cash flows for the three and nine months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

During the periods presented in the unaudited condensed consolidated financial statements, the Company operated in two business segments which are identified as Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

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

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of approximately $5.6 million since inception in 1987. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital, which includes $14.7 million in cash and cash equivalents at September 30, 2008, and available borrowings on the Company's existing bank line of credit will be sufficient to allow the Company to maintain its operations through December 31, 2008.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time the Company has cash balances in excess of federally insured amounts. As of September 30, 2008, the cash balance exceeded the Federal Deposit Insurance Corporation ("FDIC") limitation for coverage of $100,000 by approximately $14,500,000 and as of December 31, 2007, the balance exceeded the FDIC limitation for coverage of $100,000 by approximately $14,800,000. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $510,000 and $453,000 at September 30, 2008 and December 31, 2007, respectively. Bad debt expense was $28,000 and $0 for the three months ended September 30, 2008 and 2007, respectively and $57,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income utilizing the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, or "FIN 48". FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the three months and nine months ended September 30, 2008 and 2007, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2008 and December 31, 2007.

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

Note 2: Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)") related to accounting for share-based payments and, accordingly, the Company is now recording compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards.. We usED the modified prospective method of adoption, which allows us to apply SFAS 123(R) on a going-forward basis rather than restating prior periods.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

                                                   Three Months Ended
                                         ---------------------------------------
                                         September 30, 2008   September 30, 2007
                                         ------------------   ------------------
Stock options                                  $8,000               $4,000
                                               ------               ------
Total share-based compensation expense         $8,000               $4,000
                                               ======               ======

                                                    Nine Months Ended
                                         ---------------------------------------
                                         September 30, 2008   September 30, 2007
                                         ------------------   ------------------
Stock options                                  $26,000              $15,000
                                               -------              -------
Total share-based compensation expense         $26,000              $15,000
                                               =======              =======

Stock option activity was as follows:

                                        Number of    Weighted Average
                                         Shares     Exercise Price ($)
                                         -------    ------------------

         Balance at January 1, 2008       54,500        $   5.56
         Granted                            --
         Exercised                          --
         Forfeited or expired             (7,000)       $   6.79
                                         -------        --------
         Balance at September 30, 2008    47,500        $   5.38
                                         =======        ========

The following table presents information regarding options outstanding as of September 30, 2008:

Weighted average contractual remaining term - options outstanding            7.7
Aggregate intrinsic value - options outstanding                                -
Options exercisable                                                       14,000
Weighted average exercise price - options exercisable                      $5.34
Aggregate intrinsic value - options exercisable                                -
Weighted average contractual remaining term - options exercisable            5.4

There were no options granted or exercised during the nine months ended September 30, 2008.


Note 2: Share-Based Compensation, continued

The following weighted average assumptions were used:

                                              Three and Nine Months
                                              Ended September, 2007
                                              ---------------------
Volatility                                             .52
Expected life of options (in years)                   4.25
Dividend yield                                        0.00%
Risk free interest rate                               4.64%
Per share value of options granted                   $1.59

As of September 30, 2008, future compensation costs related to non-vested stock options was $102,000. Management anticipates that this cost will be recognized over a weighted average period of approximately 4 years.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                                Three Months Ended              Nine Months Ended
                                          September 30,   September 30,   September 30,   September 30,
                                              2008             2007           2008             2007
                                           ---------       -----------     ----------      -----------

Numerator: Net Income (loss)               $  11,000       $  (173,000)    $ (292,000)     $  (365,000)
                                           =========       ===========     ==========      ===========

Denominator:
Denominator for basic earnings per
share - weighted average shares            3,091,000         3,089,000      3,091,000        3,089,000
Effect of dilutive securities
  Employee stock options (**)                   --                --             --               --
                                           ---------       -----------     ----------      -----------
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversion              3,091,000         3,089,000      3,091,000        3,089,000
                                           =========       ===========     ==========      ===========
Basic loss per share                            --         $      (.06)    $     (.09)     $      (.12)
                                           =========       ===========     ==========      ===========
Diluted loss per share                          --         $      (.06)    $     (.09)     $      (.12)
                                           =========       ===========     ==========      ===========

** There are no dilutive shares used in the calculation of diluted earnings per share, for the three months September 30, 2007 and the nine months ended
September 30, 2008 and 2007, since the Company had net losses for those periods.
For the three months ended September 30, 2008 there were no dilutive shares in the calculation of diluted earnings per share since there were no in the money options.

                                       10

Note 4. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

                                   September 30,   December 31,
                                        2008           2007
                                    -----------    -----------
                Raw materials       $   886,000    $   963,000
                Work in progress         94,000        105,000
                Finished goods          818,000        815,000
                                    -----------    -----------
                                      1,798,000      1,883,000
                Inventory reserve      (764,000)      (704,000)
                                    -----------    -----------
                Net inventory       $ 1,034,000    $ 1,179,000
                                    ===========    ===========

Note 5. Revolving Bank Loan Agreements

On May 10, 2005, the Company entered into a $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The Credit Facility has an annual maturity and is currently due May 1, 2009, with interest at 1.5% over prime (6.5% at September 30, 2008), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks, but excluding ARC Hong Kong. The borrowing base is calculated on a percentage of trade receivables and inventory for ARC combined. The balance outstanding on the revolving line of credit at September 30, 2008 and December 31, 2007 was $1,170,000 and $1,436,000, respectively.

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

During the nine months ended September 30, 2008, the Company recorded the issuance of 707 shares of common stock to a director for outstanding obligations for accrued directors' fees in the amount of $3,000.

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

Note 8. Concentration of Credit Risk

One customer accounted for approximately 10% of the Company's net sales for the nine months ended September 30, 2008. One customer accounted for approximately 16% of the Company's net sales for the nine months ended September 30, 2007. In November 2007, the customer who accounted for 16% of our revenues in 2007 filed for bankruptcy reorganization. The Company expects sales related to this customer to continue in 2008 (a) at a lower volume than in previous quarters in 2007 and (b) at a more unpredictable and irregular rate as in previous quarters. The Company's management also believes that orders related to this customer will continue at least through Q2 of 2009 but will not continue at historical levels during that period.


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

Financial information regarding the Company's two continuing operating segments
(which include segment eliminations) for the three months ended September 30, 2008 and 2007 are as follows:

                                            Manufacturing         Cable        Corporate        Total
                                            -------------         -----        ---------        -----
Net sales                           2008    $  2,270,000       $  14,000                    $  2,284,000
                                    2007       1,976,000          10,000            --         1,986,000

Net income (loss)                   2008         173,000         (13,000)       (149,000)         11,000
                                    2007         (42,000)         49,000        (180,000)       (173,000)

Income (Loss) before income taxes   2008         173,000         (13,000)       (149,000)         11,000
                                    2007         (42,000)         49,000        (180,000)       (173,000)

Identifiable assets                 2008       3,961,000          74,000      13,373,000      17,408,000
                                    2007       4,872,000         122,000      13,449,000      18,443,000

Financial information regarding the Company's two continuing operating segments
(which include segment eliminations) for the nine months ended September 30, 2008 and 2007 are as follows:

                                          Manufacturing         Cable        Corporate        Total
                                          -------------         -----        ---------        -----
Net sales                           2008   $  5,877,000       $ 25,000                    $  5,905,000
                                    2007      5,561,000         95,000            --         5,656,000

Net income (loss)                   2008        276,000        (28,000)       (540,000)       (292,000)
                                    2007         14,000         47,000        (426,000)       (365,000)

Income (Loss) before income taxes   2008        276,000        (28,000)       (540,000)       (292,000)
                                    2007         14,000         47,000        (426,000)       (365,000)

Identifiable assets                 2008      3,961,000         74,000      13,373,000      17,408,000
                                    2007      4,872,000        122,000      13,449,000      18,443,000

Corporate represents the operations of the parent Company, excluding segment eliminations.

                                       14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations for the Three Months Ended September 30, 2008 and 2007

Total revenues were $2,284,000 and $1,986,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively. The $298,000 increase in revenues during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is attributable to a $294,000 increase in revenues from our Wireless Communications Solutions Division and an increase of $4,000 in revenues from our Starworks subsidiary. The 15% increase in revenue from the Wireless Communications Solutions Division is primarily attributable to an increase in new customers.

Gross profit margins were 35% for the three months ended September 30, 2008 and 31% for the three months ended September 30, 2007. The increase in the gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) decreased by $155,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Most of the decrease is attributable to the write off of old trade payables of approximately $100,000. While bad debt expense increased $18,000 and director compensation increased $9,000 in 2008 compared to 2007, this was offset by decreases in outside services, $48,000, and group medical, $5,000. SG&A as a percent of total revenues decreased from 51% for the three months ended September 30, 2007 to 38% for the three months ended September 30, 2008, primarily due to a 15% increase in sales and a reduction in SG&A of $155,000. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 62% and 50% of the total SG&A costs for the three months ended September 30, 2008 and September 30, 2007, respectively.

Net interest expense was $10,000 for the three months ended September 30, 2008 compared to $5,000 for the three months ended September 30, 2007, primarily related to capital lease obligations which increased $239,000 from September 30, 2007.

Other income in 2008 and 2007 represents interest income on funds invested from the sale of Winncom. The decline in interest income from 2007 to 2008 is due primarily to a decline in the interest rates from 5% in 2007 to 2.68% in 2008.

There is no provision for income taxes for the three months ended September 30, 2008 despite net income of $11,000 because of net losses in the first two quarters of 2008 offsetting that net income. There is no provision for income taxes for the three months ended September 30, 2007 due to net losses.
The Company had net income of $11,000 for the three months ended September 30, 2008 as compared to a net loss of $173,000 for the three months ended September 30, 2007. The change from net loss in 2007 to net income in 2008 was primarily due to a 15% increase in revenues, an increase in gross profit, and a decrease in SG&A of $155,000, partially offset by a decrease of $141,000 in interest income.

Results of Continuing Operations for the Nine Months Ended September 30, 2008 and 2007

Total revenues were $5,905,000 and $5,656,000 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively. The 4% increase in revenues during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is attributable our Wireless Communications Solutions Division partially offset by a decrease of $70,000 in revenues from our Starworks subsidiary. The increase in revenues in 2008 is attributable to both increased sales to existing customers and sales to new customers.

Gross profit margins were 37% and 32% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The increase in gross margin is primarily the result of lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) decreased by $40,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a write-off of old trade payables of approximately $100,000, and decreases in employee benefits $18,000, and in outside services of $73,000, all of which are partially by increases in salaries and wages $83,000, and bad debt expense, $55,000. SG&A as a percent of total revenues decreased from 49% for the nine months ended September 30, 2007 to 46% for the nine months ended September 30, 2008. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 55% of the total SG&A costs for the nine months ended September 30, 2008 and 51% for the nine months ended September 30, 2007.

Net interest expense was $41,000 for the nine months ended September 30, 2008 compared to $16,000 for the nine months ended September 30, 2007, primarily related to capital lease obligations which increased $239,000 from June 30, 2007.

Other income in 2008 and 2007 represents interest income on funds invested from the sale of Winncom. The decline in interest income from 2007 to 2008 is primarily due to a decline in the interest rates from 5% in 2007 to 2.68% in 2008.

There is no provision for income taxes for the nine months ended September 30, 2008 and 2007, due to net losses.

The Company had a net loss of $292,000 for the nine months ended September 30, 2008 as compared to a net loss of $365,000 for the nine months ended September 30, 2007. The decrease in the net loss, $73,000, from 2007 to 2008, is primarily due to an increase in revenues, and an increase in gross margin, $341,000, partially offset by a reduction in interest income, $283,000.

Financial Condition

The net cash provided by operating activities was $228,000 for the nine months ended September 30, 2008 compared to net cash used in operating activities of $1,042,000 for the nine months ended September 30, 2007.

The primary reasons for the change is a $73,000 reduction in the net loss comparing 2008 to 2007, a reduction in accounts receivable, trade and inventory of $269,000, an increase in non cash expenses of $81,000 partially offset by a decrease in accounts payable and accrued expenses of $10,000. In 2007, there were substantial increases in inventory, $490,000, trade accounts receivable, $379,000, prepaid expenses, $136,000, partially offset by increases in accounts payable and accrued expense of $182,000, which were primarily due to increased sales in 2007 and an increase in open customer purchase orders which would be fulfilled by December 31, 2007

The net cash used in investing activities from was $113,000 for the nine months ended September 30, 2008 compared to $95,000 for the nine months ended September 30, 2007, primarily the result of expenditures for patents and equipment.

Net cash used in financing activities for the nine months ended September 30, 2008 was $331,000 compared to net cash provided by financing activities of $489,000 for the nine months ended September 30, 2007. This change is primarily the result of repayments on the Company's line of credit.

The Company's working capital at September 30, 2008 was $14,673,000 compared to $14,993,000 at December 31, 2007. The decrease as of September 30, 2008 is due primarily to the funding of the net loss.

On May 10, 2005, the Company entered into a $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks. The Credit Facility has an annual maturity and is currently due May 1, 2009, with interest at 1.5% over prime (6.5% at September 30, 2008), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of ARC and its wholly-owned subsidiary, Starworks, but excluding ARC Hong Kong. The borrowing base is calculated on a percentage of trade receivables and inventory for ARC combined. The balance outstanding on the revolving line of credit at September 30, 2008 and December 31, 2007 was $1,170,000 and $1,436,000, respectively

Effective October 31, 2006, the Company completed the sale of Winncom. In connection with the sale, we received $17,000,000 in cash on November 1, 2006. Management believes that the remaining proceeds from the sale of Winncom, current working capital and available borrowings on existing bank lines of credit will be sufficient to allow the Company to maintain its operations through December 31, 2008 and into the foreseeable future.

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

We are exposed to market risk through interest rates related to our line of credit which has variable interest rates equal to the existing bank prime rate (5.0% as of September 30, 2008) plus one and one-half percent and to a lesser degree our capitalized lease obligations. The prime interest rate decreased from 7.75% at September 30, 2007 to 5.0% at September 30, 2008. A decrease in the bank's prime interest rate on our line of credit would not have a material effect due to the fact that the line of credit is rarely used due to our significant cash and cash equivalents.

In addition, we are exposed to market risk on interest rates earned on excess funds from the proceeds from the sale of Winncom. The excess funds are invested in short term money market securities and a reduction in the interest rate of 1% would reduce our interest income by $150,000 based on the average amount invested during the year ended September 30, 2008. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or "disclosure controls" pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, the Company's management, including our CEO and CFO concluded that as of September 30, 2008 our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                             ARC WIRELESS SOLUTIONS, INC.

Date:  November 12, 2008                     By: /s/ Randall P. Marx
                                             -----------------------
                                             Randall P. Marx
                                             Chief Executive Officer

Date:  November 12, 2008                     By: /s/ Monty R. Lamirato
                                             -------------------------
                                             Monty R. Lamirato
                                             Chief Financial Officer