Form 10-K
period 2008-12-31
ARC WIRELESS SOLUTIONS INC
filed 2009-03-31
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2008.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

000-18122	87-0454148
(Commission File Number)	(IRS Employer Identification Number)

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
Yes   X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants’ knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K.
Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”  and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                 Accelerated filer [  ]                  Non-accelerated filer [  ]
Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes____     No  X

As of June 30, 2008, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,399,000. This calculation is based upon the average of the bid and ask price of $4.60 of the stock on June 30, 2008 as reported by NASDAQ. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Issuer's revenues for its most recent fiscal year: $7,257,000

The number of shares of the registrant’s $.0005 par value common stock outstanding as of January 31, 2009 was 3,091,350

ARC Wireless Solutions, Inc.
 Form 10-K for the Year Ended December 31, 2008

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

PART I

Item 1.  Business

Overview

Our Company

ARC Wireless Solutions, Inc. (referred to as “ARC Wireless,” the “Company,” “we,” “us” and “our”) is a provider of high quality, timely, cost effective wireless network component and wireless network solutions. Our Wireless Communications Solutions Division designs, develops, manufactures, markets and sells a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and flat panel antennas. Winncom Technologies Corp, our prior wholly-owned subsidiary ("Winncom"), which was sold effective October 31, 2006, specialized in marketing, distribution, and service of wireless component and network solutions in support of both voice and data applications, both domestically and internationally. Starworks Wireless Inc., our wholly-owned subsidiary ("Starworks"), specialized in the design, marketing, and distribution of cable in the United States, primarily through original equipment manufacturing (OEMs) and third-party distributors, retailers and the Internet. In 2008 management determined it was no longer profitable to operate Starworks and operations were terminated. We negotiate and manage our contract manufacturing relationships through our wholly-owned subsidiary, ARC Wireless Hong Kong Limited (“ARCHK”).

Principal Products

Principal products of our Wireless Communications Solutions Division include the following:

Cellular Base Station Antennas

Included in the acquisition of certain commercial assets from Ball Aerospace & Technology Corp. ("BATC") in 2001 was the right to use BATC's technology in the manufacturing of the line of base station antennas, which consists of various models, used in several frequency bands for cellular systems. These cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas have been deployed in some of the Cingular (now AT&T), Telefonica and Qwest mobile phone carrier networks, as well as other carrier networks across the United States and Latin America. We have supplied our base station antenna products both directly to the carriers and through other channels, such as OEMs and distributors. Our base station antenna products have been supplied to Alcatel, Bechtel, General Dynamics, Tessco, Domital and Sprint North Supply.

Portable Antennas

Our portable antennas are unique, yet flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio or cellular phone or can be installed either directly in or on a computer or other device. We market two primary portable antenna designs, the Freedom Antenna® and the “Blade” antenna. The Freedom Antenna® is a unique broadband, patented antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The “Blade” Antenna is a smaller more compact design that uses the same patented technology as the Freedom Antenna®. It is a passive device that attaches to cell phones, PDA’s, laptop air cards and other devices in the 800 MHz to 3 GHz frequency range and can be used at home or while working or traveling that boosts wireless signals. The main design parameter of our mobile antennas is flexibility, creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.

Conformal Antennas

A conformal antenna is one that is constructed so that it conforms technically and physically to its product environment. We first introduced and patented the disguised decal conformal antenna. This product, first introduced in 1989, has been expanded as an alternative to many conventional wire type antennas and has been expanded to be used for numerous mobile applications, including domestic and international cellular and law enforcement frequencies, passive repeaters, vehicle tracking and GPS. The antenna is approximately 3 ½”x 3 ½”x 1/10” and typically installs on the inside of the vehicle so that it is not detectable from the outside of the vehicle. Several derivative products of this antenna design have been developed for OEMs and other special applications.

Global Positioning System (GPS) Antennas

We have developed proprietary, flat GPS antenna systems that integrate with a GPS receiver. GPS receivers communicate with a constellation of globe-orbiting satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military, civilian and commercial boats, planes, for surveying, recreational hikers, and more recently in vehicle tracking and asset management. Accurate to within several feet, there are several types of GPS systems, some of which are the size of a cellular phone and are very easy to use. We are currently marketing our GPS antenna products on an OEM basis for the purposes of fleet management, asset management, and vehicle tracking systems.

We have also developed a proprietary, patented, amplified GPS/Cellular combination antenna that integrates with a GPS receiver. We currently are selling this product to fleet and asset management companies on a worldwide basis. Conventional GPS antenna systems are mounted on the exterior of a vehicle or other asset; however our product can be mounted on the interior of an automobile or truck, protecting the antenna from weather, theft, and vandalism.

Flat Panel Antennas

Our flat panel antennas are flat antennas that are used for Wi-Fi® and WiMAX™ and related technologies. The antenna design typically incorporates a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters. We have developed, patented, and sold various versions of these antennas to private, commercial and governmental entities. We have added several flat panel antenna designs including, 3.5 GHz, 4.9 GHz and 5.8 GHz.

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

Principal products of our former Winncom subsidiary included the following:

Unlicensed wireless products using frequencies that require a license to manufacture, but not a license to use, licensed wireless products requiring a Federal Communication Commission (“FCC”) license to operate on a specific frequency in a geographic area, VoIP solutions for enterprise and residential markets, customer premise equipment (CPE) and base station antenna solutions as well as a full range of antennas for point-to-point and point-to-multi-point applications, a complete line of high-performance voice and data infrastructure and security products, and a wide range of copper, coaxial and fiber cables and cable assembly products as well as lightning arrestors that are used in the installation, extension and protection of wireless end-to-end systems.

Principal products of our Starworks subsidiary included the following:

Cable and Related Components

 We designed and marketed coaxial cable and related components through our Starworks subsidiary. Starworks originally provided pre-packaged components, primarily using cable, to the direct-to-home satellite dish industry. To increase sales and customer satisfaction, the satellite programming industry began offering professional installation with the purchase of a home satellite dish, limiting the sales of pre-packaged components. Starworks transformed its business to provide installers and other OEM customers with components for various wireless installations. Starworks' primary focus is no longer specific to just the satellite industry but to the wireless industry in general, having offered bulk cable, jumper cables consisting of certain lengths of cable with connectors pre-installed and related components. For the foreseeable future, management has determined to cease efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Solutions Division.

Foreign Sales:

Direct export sales by the Company to customers outside North America were approximately 20% of Company’s sales for the fiscal year ended December 31, 2008. Only one customer located outside of North America accounted for sales of more than 5% and that customer accounted for 5.6% of sales. The Company does not own, or directly operate any manufacturing operations in foreign countries.

Marketing and Distribution

Our Wireless Communications Solutions Division markets its commercial line of antennas directly to distributors, installers, and retailers of antenna accessories. Current distribution consists of several domestic and international distributors. The Wireless Communications Solutions Division also markets our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. We provide individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our web site, www.arcwireless.net, includes information about our products and background as well as financial and other shareholder-oriented information. The web site, among other things, is designed to encourage both existing and potential customers to view us as a potential source for diversified wireless solutions. Inquiries through the web site are pursued by our in-house and outside sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. Mountain Time. Many of our products are also marketed internationally.We also have numerous international distributors marketing our products in several countries. We are currently negotiating with various international manufacturers to manufacture our proprietary products. This process can save duty and freight costs making us more competitive.

Winncom was a value added distributor that supported distribution of products with internal sales, technical support, system design and feasibility studies, installation and training.

Production

The Wireless Communications Solutions Division produced most of the customized items that we use to manufacture our products excluding cable, connectors and other generic components. We believe that this control over the production process allows us to be more competitive, efficient and more responsive to customers and allows us to take advantage of more opportunities in the wireless communications market.

The manufacturing of the majority of our products and components is currently in China under the supervision of our wholly-owned subsidiary, ARC Wireless Hong Kong Limited, and it is anticipated that a majority of all production of our products and components will continue to be manufactured in China.

Research And Development

Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2008, 2007 and 2006. We spent approximately $499,000, $512,000 and $363,000 on R&D in 2008, 2007 and 2006, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Financial Information About Industry Segments

The Company had three reportable segments that were separate business units that offered different products as follows: distribution of wireless communication products, antenna manufacturing, and cable products. Effective October 31, 2006, the distribution business was sold and is reported as discontinued operations in the accompanying consolidated financial statements. During the fourth quarter of 2008, management determined to cease efforts to sell cable and as such the cable products segment is reported as discontinued operations in the accompanying consolidated financial statements. Please see Notes 2 and 12 to our consolidated financial statements, included in this report.

Employees

At December 31, 2008, we had 18 full time employees including 3 in manufacturing and distribution, 3 in sales and customer support, 6 in engineering and product development, and 6 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

Competition

The market for wireless network components is highly competitive, and our current and proposed products compete with products of larger companies that are better financed, have established markets, and maintain larger sales organizations and production capabilities In marketing our products, we have encountered competition from other companies, both domestic and international. At the present time, our market share of the overall wireless network component market is small. Our antenna products are designed to be unique and in some cases are patented. Our products normally compete with other products principally in the areas of price and performance. However, we believe that our products work as well as or better than competing products and usually sell for the same price or less.

Government Regulations

We are subject to government regulation of our business operations in general, and the telecommunications industry also is subject to regulation by federal, state, and local regulatory and governmental agencies. Under current laws and the regulations administered by the FCC, there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. We believe that our antennas that are also used to transmit signals are in compliance with current laws and regulations. Current laws and regulations are subject to change and our operations may become subject to additional regulation by governmental authorities. We can be significantly impacted by a change in either statutes or rules.

Patents

We currently hold 14 U.S. patents, which will remain valid until their individual specific expiration dates. Kevin O. Shoemaker, our former Chief Scientist, is the inventor of record for a patent for a serpentine planar broadband antenna that expires in 2011. In addition, Mr. Shoemaker and Mr. Randall P. Marx, our former Chief Executive Officer, are inventors of record for a patent covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of record for a patent, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of record for a patent for a conformal antenna for a satellite dish, which expires in 2013, as well as for a patent for conformal antenna assemblies, which expires in 2016. Mr. Shoemaker and Mr. Marx each have permanently assigned to us all rights to these patents.

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

Dr. Donald A. Huebner, and Mr. Lovestead are the inventors of record for our Ultra-Broadband Thin Planar antenna patent, which is used for our Freedom Antenna® and will expire in 2022. Dr. Huebner was a former Director of the Company.  Dr. Huebner has permanently assigned to the Company all patent and other rights in the products covered by this utility patent.

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

Mr. Olson is also the inventor for the technology used for our DUALBASE™ antenna. Mr. Olson has permanently assigned to us all patent and other rights in the products covered by this utility patent, and all other products that have been and will be developed while employed by us. This patent application for our Omni-Dual Band Antenna & System has been granted and will expire in 2024.

We also have the exclusive commercial licensing rights to the following patents, which were included as part of the asset purchase agreement to acquire certain commercial assets from BATC in 2001: US6,121,929, US5,905,465, US6,239,751 and US6,414,636.

In addition to the above referenced patents, we have filed one provisional patent application.

We currently have seven trademarks, ANTENNAS AMERICA®, AIRBASE®, DUALBASE®, UNIPAK®, FREEDOM ANTENNA®, EXSITE®, OMNIBASE® and PARITY® that are registered marks. We also have in use the following trademarks, ARC VLPA, ARC ATLAS, FREEDOM BLADE and FREEDOM CRUISE.

We seek to protect our proprietary products, information and technology through reliance on confidentiality provisions, and, when practical, the application of patent, trademark and copyright laws. We cannot assure that these applications will result in the issuance of patents, trademarks, or copyrights of our products, information or technology.

History

We were organized under the laws of the State of Utah on September 30, 1987 for the purpose of acquiring one or more businesses. Our prior name was Westflag Corporation, which was formerly Westcliff Corporation. On April 12, 1989, we merged with Antennas America, Inc., a Colorado corporation that had been formed in September 1988 and had developed an antenna design technique that would permit the building of flat (as compared to parabolic) antenna systems. In October 2000, we changed our name to ARC Wireless Solutions, Inc. from Antennas America, Inc. In February 2007, we effected a one-for-fifty reverse split so that each fifty outstanding shares of common stock prior to the reverse split became one share after the reverse split. Unless otherwise indicated, all references in this Annual Report to the number or prices of shares of our common stock or the units described above have been adjusted for the effect of the 2007 one-for-fifty reverse.

Disclosure Regarding Forward-Looking Statements And Risk Factors

Forward-Looking Statements.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report, including without limitation under “Item 1: Business  Principal Products”, “Marketing and Distribution”, “Production”, “Research and Development”, “Competition”, “Governmental Regulations” and “Patents”, and “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operation”, regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following “Risk Factors” section and elsewhere in this Annual Report. In addition, the words “believe”, “may”, “will”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Risk Factors.

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Annual Report:

1.
We have a history of prior losses and there is no assurance that our operations will be profitable in the future. From inception through December 31, 2008, we have primarily incurred losses from operations. Profits incurred in certain years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 15 of this Annual Report on Form 10-K.

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

3.
We rely on the protection of patents and certain manufacturing practices to protect our product designs and there is no assurance that these measures will be successful.We attempt to protect our product designs by obtaining patents, when available, and by manufacturing our products in a manner that makes reverse engineering difficult. These protections may not be sufficient to prevent our competitors from developing products that perform in a manner that is similar to or better than our products. Competitors’ successes may result in decreased margins and sales of our products.

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

5.
The Company depends on third-party contract manufacturers for a majority of its manufacturing needs. We have transitioned a majority of our production to China and are dependent on efficient workers for these functions. If the Company’s manufacturers are unable to provide us with adequate supplies of high-quality products on a timely and cost-efficient basis, the Company’s operations would be disrupted and its net revenue and profitability would suffer. Moreover, if the Company’s third-party contract manufacturers cannot consistently produce high-quality products that are free of defects, the Company may experience a higher rate of product returns, which would also reduce its profitability and may harm the Company’s reputation and brand.

The Company does not currently have any agreements with any of its contract manufacturers, and such manufacturers could stop manufacturing products for the Company at any time. Although the Company believes that it could locate alternate contract manufacturers if any of its manufacturers terminated their business, the Company’s operations could be impacted until alternate manufacturers are found.

6.
The success of our business is highly dependenton key employees.  We are highly dependent on the services of our executive management, including Steven C. Olson, our Chief Technology Officer. The loss of the services of any of our executive management could have a material adverse effect on us.

7.
We may incur significant costs in complying with new governmental regulations that affect our industry, and this may require us to divert funds we use for the development of our business and product. We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the Federal Communications Commission (“FCC”) because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

8.
We have not paid any cash dividends with respect to our shares, and it is unlikely that we will pay any cash dividends on our shares in the foreseeable future. We currently intend that any earnings that we may realize will be retained in the business for further development and expansion.

9.
We have significant sales concentrated in a few customers. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues. In November 2007, a significant customer filed bankruptcy and our revenues were adversely affected in 2008 and we expect revenues to continue to be adversely affected in the future. In addition to the loss of significant customers, our business is affected by general economic conditions and any extended weakness in the U.S. and the world economy could reduce our business prospects and could cause decreases in our revenues and operating cash flows.

10.	The Company may make future acquisitions, which will involve numerous risks.

·	diversion of management’s attention;

·	the effect on the Company’s financial statements of the amortization of acquired intangible assets;

·	the cost associated with acquisitions and the integration of acquired operations; and

·	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm the Company’s business, financial condition and results of operations. There can be no assurance that any business that the Company acquires will achieve anticipated revenues or operating results.

11.
Other Risks. In addition, there are other risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and/or results of operations, including, without limitation:

•
intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

•	termination of a supply or services agreement with a major supplier or customer or a significant change in supplier terms or conditions of sale;

•
the continuation or worsening of the severe downturn in economic conditions (particularly purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	reductions in credit ratings and/or unavailability of adequate capital;

•	failure to attract new sources of business from expansion of products or services or entry into new markets;

•	inability to manage future adverse industry trends;

•	future periodic assessments required by current or new accounting standards resulting in additional charges; and

•	unstable economic and political conditions in China. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on our business.

Available Information.

We make available free of charge on our website at www.arcwireless.net, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities Exchange Commission. In addition, our Amended and Restated Code of Ethics, Compensation Committee Charter and Audit Committee Charter are also available on our website.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal offices are located in Wheat Ridge, Colorado, where we lease approximately 50,000 square feet of office, production and warehouse space for our corporate office, engineering and limited manufacturing of antennas and for use by each of our segments. This lease commenced on July 1, 2003 and expires on June 30, 2010.

In addition, we lease warehouse space, as needed, in Hong Kong on a month to month basis for our subsidiary ARC Wireless Hong Kong Limited.

For additional information, please see Note 8 to the audited consolidated financial statements included elsewhere in this Form 10-K.

Item 3.  Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No litigation exists at December 31, 2008 or at the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 16, 2008, and 1,408,990 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

(1)	For election of the following nominees as directors:

Name	Number of Shares For	Withheld

Viktor Nemeth	1,385,520	23,470
Marco Vega	1,316,070	92,920
Jason Young	1,315,429	93,561

(2)	Proposal to ratify the selection of HEIN & Associates, LLP as the Company’s independent registered public accounting firm.

Number of Shares:

1,407,521 (For)	793 (Against)	676 (Abstain)	0 (Not Voting)

(3)	In their discretion, the Proxies as authorized to vote upon such as other business as may properly come before the meeting.

Number of Shares:

1,307,629 (For)	97,082 (Against)	4,279 (Abstain)	0 (Not Voting)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “ARCS” until February 11, 2007. On February 12, 2007, our common stock began trading under the symbol “ARCW” on the OTCBB pursuant to the 1–for-50 reverse stock split effected in February 2007. On April 10, 2007, our common stock ceased trading on the OTCBB, and began trading on the NASDAQ Capital Markets Exchange (the “NASDAQ–CM”). Because trading in our shares is so limited, prices can be highly volatile.

The table below represents the high and low bid information during each of the quarters in the past two fiscal years during which our common stock was traded on the OTCBB (from January 1, 2007 to April 9, 2007 and the high and low sales process for our common stock since it has been traded on the NASDAQ-CM (April 10, 2007 through the present). These over-the-counter quotations for the period when our common stock was traded on the OTCBB (January 1, 2007 to April 9, 2007) reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices have been adjusted for the one-for-fifty reverse stock split that was effective on February 12, 2007.

Common Stock

Quarter Ended	High Bid	Low Bid
March 31, 2007	$5.00	$4.51
	High Sales Price	Low Sales Price
June 30, 2007 September 30, 2007 December 31, 2007 March 31, 2008 June 30, 2008 September 30, 2008 December 31, 2008	$6.20 $5.71 $6.44 $5.30 $5.10 $4.65 $4.00	$4.67 $4.80 $4.31 $4.31 $4.31 $3.45 $2.37

On January 30, 2008, the closing sales price for our common stock was $2.93 and the approximate number of our shareholders of record was 407. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2008, we recorded the issuance of 1,219 shares of common stock to directors for outstanding obligations for directors’ fees in the amount of $5,500.

These issuances were granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities;  (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to the recipients; (iii) each recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the Company; and (v) the recipients received “restricted securities” that include a restrictive legend on the certificate.

Equity Compensation Plan Information.

Securities authorized for issuance under our equity compensation plans as of December 31, 2008 are as follows:

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	47,500	$5.38	260,000
Equity compensation plans not approved by security holders	0	-	-
Total	47,500	$5.38	260,000

Share Performance Graph

The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference in the Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares the total shareholder return, on our common stock for the five-year period from December 31, 2003 through December 31, 2008 with that of the NASDAQ Composite Index, and a peer group (the “Peer Group”) of four companies selected by us in good faith, whose primary business includes the manufacture and sale of antennas and distribution of wireless communication products. The members of the Peer Group are Tech Data Corp., PC Tel Inc., Phazar Corp. and EMS Technologies Inc. This graph assumes that on December 31, 2003 $100 was invested in our common stock in the NASDAQ Index and in the Peer Group, and assumes reinvestment of all dividends. Note that historic stock price performance does not necessarily indicate future stock price performance.

Item 6.    Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data for each of the Company’s last five fiscal years. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Selected Annual Consolidated Data

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Revenues	$7,257,000	$7,931,000	$6,087,000	$6,443,000	$6,220,000
Gross profit	2,314,000	2,739,000	1,472,000	2,785,000	2,557,000
Income (loss) from continuing operations	(1,752,000)	(743,000)	(1,575,000)	640,000	(225,000)
Income (loss) from discontinued operations	(91,000)	40,000	833,000	653,000	913,000
Net income (loss)	$(1,843,000)	$(703,000)	$(742,000)	$1,292,000	$688,000
Earnings (loss) per share: Basic and diluted continuing operations	$(.57)	$(.24)	$(.51)	$.21	$(.07)
Earnings (loss) per share: Basic and diluted discontinued operations	$(.03)	$.01	$.27	$.21	$.29
Earnings (loss) per share: Basic and diluted	$(.60)	$(.23)	$(.24)	$.42	$.22

	2008	2007	2006	2005	2004
Cash and cash equivalents	$12,943,000	$14,931,000	$15,719,000	$63,000	$71,000
Working capital	13,154,000	14,993,000	15,679,000	16,387,000	7,289,000
Total assets	15,520,000	17,912,000	17,975,000	33,489,000	22,493,000
Total liabilities	1,904,000	2,492,000	1,888,000	16,679,000	7,031,000
Stockholders' equity	$13,616,000	$15,420,000	$16,087,000	$16,810,000	$15,462,000

The following table sets forth selected unaudited consolidated financial data for each of the Company's last eight fiscal quarters:

	2008
	December 31	September 30	June 30	March 31
Net sales	$1,379,000	$2,270,000	$1,727,000	$1,881,000
Gross profit	111,000	811,000	669,000	723,000
Income (loss) from continuing operations	(1,486,000)	23,000	(190,000)	(99,000)
Loss from discontinued operations	(64,000)	(12,000)	(7,000)	(8,000)
Net income (loss)	$(1,551,000)	$11,000	$(197,000)	$(106,000)
Earnings (loss) per share: Basic and diluted continuing operations	$(.48)	-	$(.06)	$(.03)
Earnings (loss) per share: Basic and diluted discontinued operations	(.02)	-	-	-
Net income (loss) per share	$(.51)	-	$(.06)	$(.03)

	2007
	December 31	September 30	June 30	March 31
Net sales	$2,370,000	$1,977,000	$2,065,000	$1,519,000
Gross profit	873,000	629,000	810,000	427,000
Income (loss) from continuing operations	(331,000)	(222,000)	90,000	(280,000)
Income (loss) from discontinued operations	(7,000)	49,000	16,000	(18,000)
Net income (loss)	$(338,000)	$(173,000)	$106,000	$(298,000)
Earnings (loss) per share: Basic and diluted continuing operations	$(.11)	$(.07)	$.03	$(.09)
Earnings (loss) per share: Basic and diluted discontinued operations	-	$.01	-	-
Net income (loss) per share	$(.11)	$(.06)	$.03	$(.09)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. See “Cautionary Statements” at the beginning of this report on Form 10-K for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

Business Overview

The Company focuses on wireless broadband technology related to propagation and optimization. Through our Wireless Communications Solutions Division, we design and develop antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers and other original equipment manufacturers. Our strategy is focused on enhancing value for our stockholders by increasing revenues of our Wireless Communications Solutions Division while at the same time reducing our overhead. Growth in product revenue is dependent both on gaining further traction with current and new customers for the existing product portfolio as well as further acquisitions to support our wireless initiatives. Revenue growth for antenna products is correlated to overall global wireless market growth and this market growth has slowed due to the current global economic conditions. Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (WiMAX) or vendor specific proprietary solutions; traditional LMR/PMR solutions supporting public safety, commercial (2-way and trunked systems), and industrial automation markets; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking; and in-building solutions to extend traditional cellular network technologies. In addition, management is actively involved in evaluating investment alternatives for our excess cash and cash equivalents of approximately $12.9 million at December 31, 2008.

Financial Condition

At December 31, 2008, we had approximately $13.2 million in working capital, which is a decrease of approximately $1.7 million from working capital at December 31, 2007 of $14.9 million.

We had total assets of $15,520,000 as of December 31, 2008 as compared with $17,912,000 as of December 31, 2007. The decrease is mostly attributable to paying off the $1.4 million line of credit and cash to fund operating losses in 2008.

Liabilities decreased from $2,409,000 at December 31, 2007 to $1,827,000 at December 31, 2008 primarily as a result of a decrease in our line of credit borrowing from $1,430,000 at December 31, 2007 to $0 at December 31, 2008 offset by an increase in accounts payable and accrued expenses of $824,000.

While the Company has seen a decline in orders from customers, both domestically and internationally, as a result of the current economic environment, a trend we do not expect to reverse in 2009, we continue our efforts to acquire new customers and to reduce costs for an expected decrease in revenues.

Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2009 and into the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. Contractual Obligations as of December 31, 2008 are as follows:

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lines of credit	-	-	-	-	-
Long-term debt	-	-	-	-	-
Capital lease obligations (1)	$180,000	$99,000	$81,000	-	-
Operating leases	$434,000	$271,000	$163,000	-	-
Purchase obligations (2)	$327,000	$327,000	-	-	-

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

Results of Continuing Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Total revenues were $7,257,000 and $7,931,000 for the years ended December 31, 2008 and 2007, respectively. The 10% decrease in revenues during the year ended December 31, 2008 compared to the year ended December 31, 2007 is attributable to a decrease in revenues from our Wireless Communications Solutions Division. Despite the addition of new customers in 2008, the decline in revenues for the Wireless Communications Solutions Division in 2008 is primarily the result of the loss of a significant customer that filed for bankruptcy in November 2007.

Gross profit margins were 31.9% and 34.5% for the years ended December 31, 2008 and 2007, respectively. The decrease in gross profit margin is primarily the result of lower revenues. While we have significantly reduced our overhead by transitioning most of our production to China through our Hong Kong subsidiary, ARC Wireless Hong Kong Limited (“ARCHK”), we still had significant fixed overhead at our production facility in Wheat Ridge, Co that are a component of cost of goods sold. Sales in the fourth quarter of 2008 were only $1.38 million which resulted in a gross profit margin of only 8% for the quarter due to these fixed costs. Late in the fourth quarter of 2008, approximately 15 manufacturing positions were eliminated in the Wheat Ridge, Co location.

Selling, general and administrative expenses (SG&A) increased by $235,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Salaries and wages increased by approximately $530,000 of which $450,000 represents accrued severance to certain executive officers who resigned in November 2008. The remainder of the increase in 2008 represents the addition of one engineer and one purchasing support person. SG&A as a percent of total revenues increased from 52% for the year ended December 31, 2007 to 60% for the year ended December 31, 2008, primarily due to accrued severance. Salaries and wages, including commissions, remains the largest component of SG&A, constituting 56% and 46% of the total SG&A for the years ended December 31, 2008 and 2007, respectively. Outside service costs increased in 2008 by approximately $250,000 and this represents fees to Quadrant Management, a related party, for financial advisory services. The increase in outside services in 2008 was offset by a decrease in bad debt expense of approximately $340,000 and legal fees of approximately $84,000 due to a write off of certain legal fees that had been accrued in prior years and it was determined that these fees were no longer payable.

Net interest expense was $45,000 for the year ended December 31, 2008 compared to $24,000 for the year ended December 31, 2007. The increase in interest expense is due to increases in new capitalized leases in 2008 of $103,000 and in 2007 of $135,000.

Other income for the years ended December 31, 2008 and 2007 primarily represents interest income on cash and short term investments. Interest rates declined by nearly 50% from 2007 to 2008.
There were no income tax expense or benefit in 2008 due to our operating losses. The benefit for income taxes in 2007 represents a refund of state income taxes.

The Company had a net loss from continuing operations of approximately $1.75 million for the year ended December 31, 2008 compared to a net loss from continuing operations of $743,000 for the year ended December 31, 2007. The primary reasons for the increase in the net loss in 2008 are; 1) a decrease in sales of $674,000 resulting in lower gross profit margins of $425,000, 2) the increase in SG&A of $234,000, 3) the decrease in interest income of $322,000 all of which are discussed above.

Results of Discontinued Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007(See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the years ended December 31, 2008 and 2007 represent the operations of our subsidiary, Starworks Wireless. In 2008, management decided to suspend its efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Solutions Division. Revenues for the year ended December 31, 2008 were only $25,000 compared to revenues of $117,000 for the year ended December 31, 2007 resulting in a loss from discontinued operations in 2008 of $91,000 compared to income from discontinued operations of $40,000 for 2007.

Results of Continuing Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Total revenues were $7,931,000 and $6,087,000 for the years ended December 31, 2007 and 2006, respectively. The 30% increase in revenues during the year ended December 31, 2007 compared to the year ended December 31, 2006 is attributable to increased revenues from our Wireless Communications Solutions Division

Gross profit margins were 34.5% and 24.2% for the years ended December 31, 2007 and 2006, respectively. The 42% increase in gross profit margin is primarily the result of lower operating costs resulting from  our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARC Wireless Hong Kong Limited (“ARCHK”), as well as reducing overhead from our U.S. operations.

Selling, general and administrative expenses (SG&A) increased by $1,065,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Approximately $132,000 of the increase was related to costs (salaries, outside services and rent) associated with operating our ARCHK subsidiary, and $83,000 represents the addition of previously allocated overhead to Winncom due to the sale of Winncom in 2006, whereby those costs were not allocated in 2007. Other increases in SG&A costs comparing 2007 to 2006, except for those of ARCHK, include; the increase in the allowance for bad debts ($395,000) salaries and benefits ($329,000), outside consulting services ($72,000), the 401(k) employer contribution ($68,000) and stock listing and shareholder meeting costs ($69,000). The significant increase in bad debt expense in 2007 was due to the filing of bankruptcy protection by a significant customer. Based on information available to us, we elected to reserve the entire amount pending settlement of the matter in 2008. SG&A as a percent of total revenues increased from 48% for the year ended December 31, 2006 to 52% for the year ended December 31, 2007. Salaries and wages, including commissions, remains the largest component of SG&A, constituting 46% and 52% of the total SG&A for the years ended December 31, 2007 and 2006, respectively. The increase in salaries and wages in 2007 are primarily due to increased sales and engineering personnel to support the increases in revenue over 2006.

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

The Company had a net loss from continuing operations of $743,000 for the year ended December 31, 2007 compared to a net loss from continuing operations of $1,575,000 for the year ended December 31, 2006. The primary reasons for the reduction in the net loss are; 1) the increase in sales of $1,844,000, 2) the increase in gross profit margin of $1,267,000, 3) the increase in interest income of $570,000 from the proceeds from the sale of Winncom, and 4) the increase of $30,000 gain on debt settlements, partially offset by an increase on SG&A of $1,065,000 as discussed above.

 Results of Discontinued Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006(See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the year ended December 31, 2007 included the operations of Starworks compared to the year ended December 31, 2006, which included the operations of Winncom for ten months and the operations of Starworks for the entire year.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are summarized in Note 1 of our consolidated financial statements set forth in this Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2008, our net accounts receivable balance was $867,000.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2008, our inventory balance was $1,107,000.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2008, we had $124,000 of intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

Income Taxes: The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial  reporting basis and the tax basis of the Company’s assets and  liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis. As of December 31, 2008 the Company recorded a valuation allowance against deferred taxes of $1,381,000.In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, consolidated results of operations or consolidated cash flows.

On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations, and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $460,000 should be adequate for any exposure to loss in our accounts receivable as of December 31, 2008. In late 2008, we disposed of all slow moving and obsolete inventories and believe a reserve is not necessary at December 31, 2008. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets, and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company’s financial statements. The adoption of the measurement date element of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition or results of operations.

On March 19, 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, that SFAS 161 will have on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on our EPS calculations or disclosures.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This pronouncement amends SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (FSP FAS 140-4 and FIN 46(R)-8). This pronouncement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about the transfers of financial assets. The pronouncement also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises to provide additional disclosures about their involvement with variable interest entities and qualifying special purpose entities. FSP FAS 140-4 and FIN 46(R)-8 were effective for the Company for the year ended December 31, 2008. As this FSP provides only disclosure requirements, the adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). This pronouncement amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (EITF 99-20), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-21-1 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our line of credits which have variable interest rates equal to the existing bank prime rate (3.25% as of December 31, 2008) plus one and one-half percent. The prime interest rate decreased from 7.25% to 3.25% in 2008. A decrease in the bank’s prime interest rate on our line of credit would not have a material impact since the line of credit carries a floor on 6% on the prime rate

In addition, we are exposed to market risk on interest rates earned on our cash and short-term investments. Our short-term investments are invested in short term money market securities and a reduction in the interest rate of 1% would reduce our interest income by $150,000 based on the average amount invested in 2008. Our management believes that fluctuation in interest rates in the near term will not materially affect our consolidated operating results, financial position, or cash flow.

Item 8.  Financial Statements and Supplementary Data

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-26 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

a)           Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company's management, including our principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)           Changes in Internal Control over Financial Reporting.

The Company’s Chief Financial Officer resigned in November 2008. Due to the terms of his separation agreement he continued in his previous role and duties as of December 31, 2008. The Company will be outsourcing the accounting and financial reporting controls and procedures beginning in the first quarter of 2009. Therefore, there was no significant change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

Item 9B  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.

Our directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
Jason T. Young	30	Chief Executive Officer, Chairman of the Board of Directors	2008
Viktor Nemeth	33	Director	2008
Marco Vega	39	Director	2008
Steven C. Olson	51	Chief Technology Officer	-
Randall P. Marx	56	Former Chief Executive Officer, Secretary and Director	1990
Donald A. Huebner	63	Former Director	1998
Robert E. Wade	62	Former Director	2005
Sigmund A. Balaban	67	Former Director	1994
Richard L. Anderson	60	Former Executive Vice President	-
Monty R. Lamirato	53	Former Chief Financial Officer and Treasurer	-

Jason T Young. Mr. Young was appointed to the Board of Directors on October 2, 2008 and became Chief Executive officer and Chairman of the Board of Directors in November 2008 upon the resignation of Randall P. Marx. Mr. Young has been a Managing Director at Quadrant Management, Inc. since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management- or director-level roles. He has been an Investment Committee Member of the Carret Global India Fund of Hedge Funds since 2005. In 2008 Mr. Young became a member of the Investment Committee of the Vanterra Advantage Fund. From 2000 to 2005, Mr. Young worked for Merrill Lynch in the Investment Banking Group and later in the Global Principal Investment Group. In 1999, he was an Analyst at Helicon Capital Management, a hedge fund and private equity investment firm. He holds a BA in International Economics from UCLA. Mr. Young acts as a representative of Brean Murray Carret Group, Inc. ("Brean"), which beneficially owns 429,352, or 13.9% of the Company's common stock, and of Mr. Hassan Nemazee, who beneficially owns 419,837, or 13.6% of the Company's common stock, in connection with their investment in the Company. Mr. Young currently shares voting and investment power over the Company's common stock beneficially owned by Brean and Mr. Nemazee.

Viktor Nemeth. Mr. Nemeth was appointed as a Director of the Company in November 2008 and is Chairman of the Audit and Compensation Committees of the Board. He was previously the Chief Revenue Officer for Bid4Spots, Inc, an Encino, CA-based company helping radio stations monetize their unsold and last minute inventory. Bid4Spots is a privately funded company and, during Mr. Nemeth’s tenure, was one of the fastest growing media companies in the greater Los Angeles area. Prior to Bid4Spots, Mr. Nemeth spent nearly eight years at Yahoo Inc (and predecessor companies GoTo.com and Overture Services), and joined the Yahoo organization through the 2004 purchase of Overture for approximately $2.4 billion.GoTo.com originated the now-common "paid search" concept. While with the company, Mr. Nemeth held a variety of corporate development, business development, and sales & marketing responsibilities. In growing the Overture Direct Sales organization, he helped steward the business unit's growth from roughly $100 million in revenue to over $1 billion in a four-year period. Overture was named the fastest growing company in the Los Angeles area for the five-year period ending in 2002 in Deloitte & Touche's "Fast 50". Prior to joining GoTo.com, Mr. Nemeth was an investment banker with Lehman Brothers' Los Angeles office, specializing in the Internet & New Media sector. Mr. Nemeth graduated from UCLA in 1997 with a degree in Business-Economics, and a minor in Accounting.

Marco Vega. Mr. Vega was appointed as a Director of the Company in November 2008. Mr. Vega is currently an employee of Carret Asset Management, LLC, an entity which is under common control with the Brean Murray Carret Group, Inc. Mr. Vega serves as the Chief Operating Officer to Carret Asset Management, LLC and Quadrant Management, Inc., and is responsible for the accounting, operations and compliance functions of the SEC registered investment advisor and the private investment company. Mr. Vega has served in this capacity since 2004.  Mr. Vega served as the President to Carret Securities LLC from 2003 through 2005 and now serves on the Board of Advisors to Brean Murray Carret & Co., LLC a boutique investment bank.  Mr. Vega also serves as a financial advisor to several portfolio companies including Music Publishing Company of America, Inc., an independent music publisher. Mr. Vega worked at Bear, Stearns & Co. Inc., prior to joining Serfin Securities Inc. and Finamex Securities Inc., broker dealers facilitating transactions for institutions and private clients in the emerging markets arena. Mr. Vega holds a BS in accounting and an MBA from St. John’s University.

Randall P. Marx. Mr. Marx became our Chief Executive Officer in February 2001 and had served as Director from May 1990 until his resignation as Chief Executive Officer, Director, and Secretary in November 2008. Mr. Marx served with the Company as Chief Executive Officer from November 1991 until July 2000, as Treasurer from December 1994 until June 30, 2000 and as Director of Acquisitions from July 2000 until February 2001. From 1983 until 1989, Mr. Marx served as President of THT Lloyd’s Inc., Lloyd’s Electronics Corp. and Lloyd’s Electronics Hong Kong Ltd., international consumer electronics companies. Lloyd’s Electronics had domestic revenues of $100 million and international revenues of $30 million with over 400 employees worldwide. As CEO and President of THT Lloyd’s Inc., a $10 million electronics holding company, Mr. Marx supervised the purchase of the Lloyd’s Electronics business from Bacardi Corp. in 1986. As CEO and President of Lloyd’s Electronics, Mr. Marx was directly responsible for all domestic and international operations including marketing, financing, product design and manufacturing with domestic offices in New Jersey and Los Angeles and international offices in Hong Kong, Tokyo and Taipei. Mr. Marx currently serves as a member of the Board of Directors of InfoSonics Corporation, an entity subject to the reporting requirements of the Securities Exchange Act of 1934.

Donald A. Huebner. Dr. Huebner was our Chief Scientist from July 2000 to January 2002 and has been a consulting engineer to the Company from January 2002 to the present. He has served as a Director of the Company from 1998 until his resignation in November 2008. Dr. Huebner served as Department Staff Engineer with Lockheed Martin Astronautics in Denver, Colorado from 1986 to July 2000. In this capacity, Dr. Huebner served as technical consultant for phased array and spacecraft antennas as well as other areas concerning antennas and communications. Prior to joining Lockheed Martin, Dr. Huebner served in various capacities with Ball Communication Systems and Hughes Aircraft Company. Dr. Huebner also served as a part-time faculty member in the electrical engineering departments at the University of Colorado at Boulder, California State University at Northridge, and University of California, Los Angeles (“UCLA”). Dr. Huebner also has served as consultant to various companies, including as a consultant to the Company from 1990 to the present. Dr. Huebner received his Bachelor of Science in Electrical Engineering from UCLA in 1966 and his Masters of Science in Electrical Engineering from UCLA in 1968. Dr. Huebner received his Ph.D. from UCLA in 1972 and a Masters in Telecommunications from the University of Denver in 1996. Dr. Huebner is a member of a number of professional societies, including the Antennas and Propagation Society and Microwave Theory and Technique Society of the Institute of Electrical and Electronic Engineers.

Robert E. Wade. Mr. Wade served as a Director of the Company from December 2005 until his resignation in November 2008. A former bank director, Mr. Wade currently serves as a member of the boards of directors of mutual funds: Franklin Mutual Series Fund Inc. since 1996, Franklin Managed Trust and Franklin Value Investors Trust since 2004, and the US Templeton Funds since 2006. In March of 2005, Mr. Wade was named Chairman of the Board of Franklin Mutual Series Fund Inc., having previously served as Chairman of its Audit Committee. He has also been a director of El Oro and Exploration Co. plc. since 2003. Mr. Wade was a practicing attorney in New Jersey.

Sigmund A. Balaban. Mr. Balaban served as Director of the Company from December 1994 until his resignation in November 2008. Mr. Balaban had served as Senior Vice President / Corporate Secretary, of Fujitsu General America, Inc. of Fairfield, New Jersey, from 2000 until July of 2001 when he retired. Mr. Balaban was Vice President, Credit of Teknika Electronics from 1986 to 1992 and was Senior Vice President and General Manager of Teknika Electronics from 1992 to 2000. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc., which is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer. Mr. Balaban currently serves as a member of the Board of Directors of Double Eagle Petroleum Co., an entity subject to the reporting requirements of the Securities Exchange Act of 1934.

Richard L. Anderson. Mr. Anderson served as our Executive Vice President since November, 2007 to his resignation in November 2008. Mr. Anderson served as a director of the Company from December, 1994 to June, 2000. Mr. Anderson served as Vice President of Administration with the Company from January, 1996 to June, 2000. Prior to being named Executive Vice President, Mr. Anderson held the position of Director Corporate Development. Prior to joining the Company, from 1990 to 1995 Mr. Anderson was an independent financial contractor underwriting residential and commercial real estate first mortgage credit packages. From 1985 to 1990, Mr. Anderson served as Senior Vice President, Administration of Westline Mortgage Corporation, a subsidiary of BankWestern Federal Savings. Prior to 1985, Mr. Anderson served as Vice President, Human Resources for Midland Federal Savings.

Monty R. Lamirato. Mr. Lamirato had been our Chief Financial Officer and Treasurer from June 2001 to his resignation in November 2008. Prior to joining the Company Mr. Lamirato served as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001, and from June 1999 to October 2000 he served as VP Finance for an e-commerce retailer. From November 1993 to June 1999, Mr. Lamirato was President and Shareholder of Monty R. Lamirato, PC, a business consulting firm. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978.

Steven C. Olson. Mr. Olson serves as our Chief Technology Officer. Prior to joining the Company in August 2001, Mr. Olson was employed at Ball Aerospace for 14 years, including the last five years as Director of Engineering for Ball’s Wireless Communications Solutions Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball’s high performance, low cost AirBASE® antenna technology, specifically for use in its future commercial wireless business. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively.

Each of our officers serves at the pleasure of the Board of Directors. There are no family relationships among our officers and directors.

Board Meetings

The Board of Directors met five times during the fiscal year ended December 31, 2008, and each director participated in at least 75% of the meetings. The Board of Directors does not maintain a formal policy regarding the manner in which shareholders may communicate with the Board.

The Company encourages each member of the Board of Directors to attend the Annual Meeting Of Shareholders, but does not require any member to do so. None of the directors attended the Company’s last Annual Meeting of Shareholders, held on December 16, 2008.

Board Independence

We are currently subject to corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). Under this definition, we have determined that prior to their resignation in November 2008, Sigmund A. Balaban, Robert E. Wade and Dr. Donald A. Huebner qualified as independent directors. For a description of Messrs. Balaban, Wade and Huebner, please refer to Item 10 herein. On November 12, 2008, the Company's Board elected Viktor Nemeth and Marco Vega to serve on the Board of Directors and on January 21, 2009 Mr. Javier Baz and Amit Chatwani were elected to serve on the Board of Directors. Mr. Nemeth, Mr. Baz and Mr. Chatwani qualify as independent directors in accordance with the standards imposed by the NASDAQ Capital Market's requirements for independent directors (NASDAQ Marketplace Rule 4200).

Audit Committee of the Board of Directors

Until their resignations in November 2008, the audit committee consisted of three independent directors, Mr. Sigmund A. Balaban, who was chairman of the committee, Mr. Robert E. Wade and Dr. Donald A. Huebner. On January 21, 2009 Mr. Viktor Nemeth was designated to serve as the Chairman of the Audit Committee. On January 21, 2009 Mr. Javier Baz and Mr. Amit Chatwani were elected to the Board of Directors and were appointed to serve on the Audit Committee. The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of the Committee’s activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The Audit Committee met two times during fiscal 2008, which was attended by all committee members.

Audit Committee Financial Expert

Prior to their resignations on November 12, 2008, the former board of directors had determined that at least one member of the audit committee, who was also independent, Mr. Sigmund A. Balaban, was an audit committee financial expert prior to his resignation in November 2008. Mr. Javier Baz has been designated to be the new audit committee financial expert.

Audit Committee Charter

Our Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the Audit Committee charter annually.

Compensation Committee

The Board of Directors currently had a Compensation Committee, and until their resignations in November 2008 consisted of Mr. Robert E. Wade, the chairman of the Compensation Committee, Dr. Donald A. Huebner and Mr. Sigmund A. Balaban. On January 21, 2009 Mr. Viktor Nemeth was designated to serve as the Chairman of the Compensation Committee. On January 21, 2009 Mr. Javier Baz and Mr. Amit Chatwani were elected to the Board of Directors and were appointed to serve on the Compensation Committee. The Compensation Committee has a charter which is located on the Company’s website at www.arcwireless.net. The Compensation Committee held one formal meeting during fiscal 2008, which was attended by all committee members.

Nominating Committee: Nominating Policies and Procedures

The Company does not currently have a standing nominating committee of the Board of Directors because it believes that the nominating functions should be relegated to the full Board of Directors.

On October 31, 2006, the Board of Directors adopted certain Nominating Policies and Procedures (the “Nominating Policy”), which are attached hereto as Exhibit 99.1. It is the policy of the Board of Directors that each nominee for election to the Board, regardless of whether such nominee is recommended by a shareholder of the Company, the Board or any other person, shall be approved by a majority of the independent directors of the Board.

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

Under the Nominating Policy, the Board shall consider recommendations for candidates to the Board from shareholders holding no less than 1% of the Company’s common stock, which stock has been continuously held by such shareholder for at least twelve (12) months prior to the date of the submission of the recommendation (an “Eligible Shareholder”). Candidate nominees recommended by Eligible Shareholders (hereinafter referred to as “Shareholder Candidates”) will be evaluated by the Board on the same basis as candidates that may be identified by the Board, management or, if the Board permits, a search firm. For the Shareholder Candidate to be considered by the Board, the Eligible Shareholder and the Shareholder Candidate must comply with certain procedures as set forth in the Nominating Policy. Recommendations for Shareholder Candidate(s) to the Board of Directors from an Eligible Shareholder must be directed in writing to ARC Wireless Solutions, Inc., Attn: Corporate Secretary, at the Corporation’s principal offices at 10601 West 48th Avenue, I-70 Frontage Road North, Wheat Ridge, Colorado 80033-2660. The specific recommendations should include the information set forth in the adopted Nominating Policy, which are attached hereto as Exhibit 99.1 and incorporated herein by reference.

For a recommendation of a Shareholder Candidate to be properly brought before the Board by an Eligible Shareholder, the Eligible Shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, an Eligible Shareholder’s notice must be delivered to the Corporate Secretary not less than one hundred and twenty (120) days prior to the first (1st) anniversary of the preceding year’s annual meeting. In the event that the date of the annual meeting is advanced by more than thirty (30) days or delayed by more than sixty (60) days from the anniversary date of the preceding year’s annual meeting, the notice by the Eligible Shareholder must be delivered not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such annual meeting is first made.

The Secretary of the Corporation will provide a copy of the Nominating Policies and Procedures upon a request in writing from the Eligible Shareholder. The full description of the foregoing policies has also been attached hereto as Exhibit 99.1, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2008, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Code of Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company's officers, directors, and employees adhere to a reasonably responsible code of ethics and as such, we have adopted a Code of Ethics, which was amended on November 7, 2006, that applies to all officers, directors and employees of the Company. The Code is posted on the Company’s website at www.arcwireless.net/investor_relations.

Corporate Governance Documents

On the Company’s Corporate Governance Web site at www.arcwireless.net/investor_relations, shareholders can access the Company’s Audit Committee Charter, Compensation Committee Charter, and Code of Ethics for members of the Board of Directors and officers. Copies of these documents, as well as additional copies of this Annual Report on Form 10-K, are available to shareholders without charge upon request to the Corporate Secretary at the Company’s principal address.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses the aspects of our compensation programs and explains our compensation philosophy, policies, and practices, with respect to our named executive officers, including our chief executive officer, chief financial officer, executive vice-president, and chief technology officer, which we collectively refer to as our named executive officers, or NEOs.

Oversight of Executive Compensation Program

The Compensation Committee of our Board of Directors oversees our executive compensation programs. Each member of the Compensation Committee is an “independent director” as defined by the federal securities laws and in Rule 4200(a)(14) of the Nasdaq Stock Market, Inc. The Compensation Committee met 3 times during 2008, and works closely with executive management, primarily our chief executive officer (“CEO”), in assessing compensation levels. The Compensation Committee is empowered to advise management and make recommendations to the Board of Directors with respect to the compensation and other employment benefits of executive officers and key employees of the Company. The Compensation Committee also administers the Company's compensation plans for executive officers and employees.

The Compensation Committee regularly reviews the Company’s compensation programs to ensure that remuneration levels and incentive opportunities are competitive and reflect performance. Factors taken into account in assessing the compensation of individual officers include the officer’s performance and contribution to the Company, experience, strategic impact, external equity or market value, internal equity or fairness, and retention priority.  The various components of the compensation programs for executive officers are discussed below in Elements of Executive Compensation Program.

Objectives of Executive Compensation and What the Programs are Designed to Reward

The Company’s executive compensation program is designed to integrate compensation with the achievement of our short-term and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different programs are geared to short-term and longer-term performance with the goal of increasing stockholder value over the long term.

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

Elements of Executive Compensation Program

Compensation elements include:

•	base salary;
•	annual cash or equity incentive awards;
•	long-term equity incentive compensation; and
•	other health, welfare and pension benefits.

Base Salary

Base salary is designed to provide competitive levels of base compensation to our executives based on their experience, duties and scope of responsibilities.  We pay base salaries because it provides a base compensation that is required to recruit and retain executives of the quality that we must employ to ensure the success of our Company.  Our executive base salaries are typically adjusted in accordance with the NEO’s employment agreement on an annual basis.

Annual Cash or Equity Incentive Awards

Annual incentive compensation is designed to provide competitive levels of compensation based on experience, duties and scope of responsibilities.  Incentive awards are influenced by the Company’s profitability and achievement of planned profitability, as well as other factors. The Compensation Committee uses the annual incentive compensation to motivate and reward the NEOs for the achievement and over-performance of our critical financial and strategic goals.

Long-Term Equity Incentive Compensation

Long-term equity awards were granted to our executives from our 1997 Stock Option and Compensation Plan, (“1997 Plan”) until September 2007, when the shareholders of the Company approved the new 2007 Stock Incentive Plan (the "2007 Plan"). The Compensation Committee granted awards under the 1997 Plan and the 2007 Plan in order to align the interests of the NEOs with our stockholders, and to motivate and reward the NEOs to increase the stockholder value of the Company over the long term. The Compensation Committee does not have a regular schedule for awarding equity-based compensation and the timing of such awards is subject to the discretion of the Compensation Committee but generally is awarded as part of entering into employment agreements. We do not backdate options or grant options retroactively or stock options with a so-called “reload” feature. In addition, we do not plan to coordinate grants of options so that they are made before the announcement of favorable information, or after the announcement of unfavorable information.

Compensation paid to each executive officer, including a stock bonus, was based on the Compensation Committee’s review and consideration of aggregate levels of compensation paid to executives of comparable companies and the individual qualitative contributions and performance of each executive officer. In 2007, the Compensation Committee issued a stock option award of 40,000 shares to Steve C. Olson, our Chief Technology Officer.

Other Health, Welfare and Retirement Benefits

Health and Welfare Benefits

All full-time employees, including our NEOs, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance, and life insurance. We provide these benefits to meet the health and welfare needs of employees and their families.

Retirement Benefits

Our employees, including the NEO’s, are eligible to participate in our 401(k) contributory defined contribution plan (“401(k) Plan”). Each employee may make before-tax contributions of up to 25% of their base salary up to current Internal Revenue Service limits. We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. The Company may make discretionary matching contributions, however in 2006 the Company did not provide participants with a matching contribution. Commencing January 1, 2007, the Company amended its 401(k) Plan to make a Safe Harbor Contribution of 3% of a participant’s cash compensation.

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

Employment Agreements and Other Post-Employment Payments

All of our NEOs were parties to employment agreements until their resignations in November 2008, which provided for salaries and certain bonus payments as well as rights to certain payments upon termination for cause. These employment agreements also had change of control provisions that would require payments in the event of termination of employment, which are described in greater detail below. Only one NEO, Mr. Steve Olson, is still party to an agreement which provides for salaries and certain bonus payments as well as rights to certain payments upon termination for cause. Mr. Jason T. Young, is not party to an employment agreement and has no current compensation arrangement with the Company

These employment agreements also have change of control provisions that would require payments in the event of termination of employment, which are described in greater detail below.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Viktor Nemeth
Javier Baz
Amit Chatwani

Summary Compensation Table for 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jason T. Young, Chair, Chief Executive Officer, Secretary	2008	-	-	-	-	-	-	-	-

Randall P. Marx, former Chair, Chief Executive Officer, Secretary	2008 2007 2006	287,000 250,000 245,000	- 25,000 -	- - -	- - -	- - -	- - -	328,000 8,250 -	615,000 283,250 245,000

Monty R. Lamirato, former Chief Financial Officer, Treasurer	2008 2007 2006	154,000 160,000 155,000	- - -	- - -	- - -	- - -	- - -	115,000 4,800 -	269,000 164,800 155,000

Steven C. Olson, Chief Technology Officer	2008 2007 2006	215,000 200,000 175,000	- 7,500 -	- - -	- 6,000 -	- - -	- - -	- 6,225 -	215,000 219,725 175,000

Richard A. Anderson, former Executive Vice President	2008 2007	110,000 120,000	-	-	-	-	-	120,000 3,750	230,000 123,750

Gregory E. Raskin, former President (1)	2006	321,000	-	-	-	108,000	-	-	429,000

(1)
Mr. Gregory E. Raskin resigned effective October 31, 2006, commensurate with the sale of our wholly-owned subsidiary, Winncom Technologies Inc. Under Mr. Raskin’s employment agreement, he was eligible to receive a cash bonus based upon certain pre-determined net-income objectives.  As a result of meeting these objectives, Mr. Raskin earned $108,000 as a cash bonus during fiscal year 2006.

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

(3)	The amounts in the column titled “All Other Compensation” for 2008 include accrued severance obligations for Randall P. Marx, Monty R. Lamirato, and Richard A. Anderson, who resigned in November 2008.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units[4] (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Awards ($)
		Threshold $	Target $	Maximum $
Jason T. Young, Chair, Chief Executive Officer, Secretary	-	-	-	-	-	-	-	-

Randall P. Marx, Former Chair, Chief Executive Officer, Secretary	-	-	-	-	-	-	-	-

Monty R. Lamirato, Former Chief Financial Officer, Treasurer	-	-	-	-	-	-	-	-

Steven C. Olson, Chief Technology Officer	9/21/07	-	-	-	-	40,000(1)	$5.40	$134,000
(1)These options we granted pursuant to the 2007 Stock Incentive Plan.

There were no stock Equity Incentive Plan awards granted to the executive officers with respect to the years ended December 31, 2008 and 2007 other than those noted above. In addition, no options were exercised by the executive officers during the years ended December 31, 2008 and 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers as of December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (2)(3)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jason T. Young	-	-	-	-	-	-	-	-	-
Steven C. Olson	16,000 (a)	24,000(a)	-	$5.40	9/21/2017		-	-	-
(a)
These options were granted pursuant to the 2007 Equity Incentive Plan. The options vests at a rate of 20% per year with vesting dates of 12/31/07, 12/31/08, 12/31/09, 12/31/10, 12/31/11. These total 40,000 options are reported in the Summary Compensation and the Grant of Plan Based Awards Table

No options were exercised and no stock vested in 2006.

Director Compensation for the Year Ended December 31, 2008

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2008:

Director Compensation for the Year Ended December 31, 2008

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Randall P. Marx (1)	-	-	-	-	-	-	-
Sigmund A. Balaban (4)	26,000	-	-	-	-	-	26,000
Robert E. Wade(4)	24,000	2,000	-	-	-	-	26,000
Donald A. Huebner (4)	11,000	-	-	-	-	-	11,000
Jason T. Young (5)	6,000	-	-	-	-	-	6,000
Viktor Nemeth(6)	5,000	-	-	-	-	-	5,000
Marco Vega (6)	3,000	-	-	-	-	-	3,000

(1)
Randall P. Marx was the Company’s Chairman of the Board, Chief Executive Officer and thus received no compensation for his services as a director. Mr. Marx resigned on November 18, 2008. The compensation received by Mr. Marx as an employee of the Company is shown in the Summary Compensation Table.

(2)
Reflects the dollar amount recognized and expensed for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123R, and thus may include amounts from awards granted in and prior to 2008. For Mr. Wade, the amount represents the Director fees earned that were paid by issuance of common stock at fair market value rather than cash.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123R, and thus includes amounts from options granted in and prior to 2008.

(4)	Mr. Marx, Mr. Balaban, Mr. Wade and Mr. Huebner resigned as directors in November 2008.
(5)
Mr. Young was appointed as a director in October 2008 and was appointed as the Company’s Chairman of the Board, Chief Executive Officer in November 2008. Mr. Young receives no compensation as an employee.

(6)	Mr. Nemeth and Mr. Vega were appointed as directors in November 2008

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

Shares Available for Issuance

The 2007 Plan provides that no more than 300,000 shares of our common stock may be issued for awards. If there is any change in the Company’s common stock by reason of any stock exchange, merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up, combination of shares or otherwise, then the Board, or any Option Committee, shall make proportionate adjustments to the maximum number and kind of securities (i) available for issuance under the 2007 Plan; (ii) available for issuance as incentive stock options or non-qualified stock options; (iii) that may be subject to awards received by any participant; (iv) that may be subject to different types of awards; (v) that are subject to any outstanding award; and (vi) the price of each security.

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

Types of Awards

Stock Options.The Option Committee may grant, either incentive stock options, which comply with Section 422 of the Internal Revenue Code, or nonqualified stock options. The Option Committee sets option exercise prices and terms, except that the exercise price of an incentive stock option may be no less than 100% of the fair market value of the shares on the date of grant. At the time of grant, the Option Committee in its sole discretion will determine when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed ten years.

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

Restricted Stock Unit Awards The Option Committee may grant awards of Restricted Stock Units under the 2007 Plan. A “Restricted Stock Unit” is a grant valued in terms of common stock, but common stock is not issued at the time of grant. After participants who receive awards of Restricted Stock Units satisfy applicable vesting requirements, the Company will distribute shares or the cash equivalent of the number of shares used to value the Unit. If the participant does not meet the requirements prior to the end of the vesting period, the Units will be forfeited to the Company. Vesting requirements may be met by the passage of time or by either Company or individual performance. Restricted Stock Units shall be subject to such restrictions (which may include a risk of forfeiture) as determined by the Option Committee, which restrictions may lapse at the expiration of the deferral period or at other times determined by the Option Committee.

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

Incentive Stock Options.  A recipient will not have any income at the time an incentive stock option (“ISO”) is granted.  Furthermore, a recipient will not have regular taxable income at the time the ISO is exercised. However, the excess of the fair market value of the shares at the time of exercise over the option price will be a preference item that could create an alternative minimum tax liability for the recipient. If a recipient disposes of the shares acquired on exercise of an ISO after the later of two years after the grant of the ISO or one year after exercise of the ISO, the gain recognized by the recipient (i.e., the excess of the proceeds received over the option price), if any, will be long-term capital gain eligible for favorable tax rates under the Internal Revenue Code. Conversely, if the recipient disposes of the shares within two years of the grant of the ISO or within one year of exercise of the ISO, the disposition will generally be a “disqualifying disposition”, and the recipient will recognize ordinary income in the year of the disqualifying disposition equal to the lesser of (i) the excess of the fair market value of the stock on the date of exercise over the option price and (ii) the excess of the amount received for the shares over the option price. The balance of the gain or loss, if any, will be long-term or short-term capital gain, depending on how long the shares were held.

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

In 2007, options to purchase a total of 40,000 shares were granted to an officer at an exercise price of $5.40. No options were granted to directors in 2007 from this Plan and no options were granted in 2008.

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

Through May 24, 2000, directors who were not also our employees ("Outside Directors") automatically received options to purchase 5,000 shares pursuant to the Plan at the time of their election as an Outside Director. These Outside Directors options were not exercisable at the time of grant. Options to purchase 1,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant. All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director’s options became exercisable, options to purchase an additional 5,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 5,000 to 500 options, and (2) decrease the amount of exercisable options from 1,000 to 100 per meeting. The term of the Outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change. On July 5, 2002, the Board of Directors voted to (1) increase the amount of options automatically granted to Outside Directors from 500 to 2,500 options, and (2) increase the amount of exercisable options from 100 to 500 per meeting. The other terms of the Outside Director options did not change.

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

As of December 31, 2008, there were 6,000 exercisable options outstanding related to the grants to former Outside Directors. These options expired February 12, 2009.

In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the Plan. In 2007 and 2006, the Board did not grant any options to employees under the Plan. In 2005, the Board granted a total of 2,000 options under the Plan to employees with an exercise price of $7.50. These options expired in 2008.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Effective February 1, 2008, the Company’s Board of Directors approved an employment agreement between the Company and Randall P. Marx, the Company’s Chief Executive Officer (CEO), effective as of January 31, 2008. The employment agreement was recommended to the Board by the Compensation Committee. The agreement provided for annual compensation of $250,000 in 2007, $275,000 in 2008, and $300,000 in 2009. On November 18, 2008 Mr. Marx resigned his position as CEO. In connection with Mr. Marx’s resignation, on November 18, 2008, the Company and Mr. Marx reached an agreement for compensation of Mr. Marx that would replace the compensation and other benefits to which Mr. Marx could be entitled under his January 31, 2008 employment agreement with the Company. Pursuant to this new agreement, Mr. Marx will be compensated $327,500 through December 31, 2009 as payment in full for his salary and accrued vacation, and he will receive health benefits from the Company through December 31, 2009. Under the terms of this agreement, Mr. Marx is not entitled to receive any other compensation or benefits to which he otherwise would have been entitled under his January 31, 2008 employment agreement. Mr. Marx also agreed to provide telephonic consulting services to the Company.

Effective November 1, 2007, the Company entered into a two year employment agreement with Mr. Monty R. Lamirato as the Company’s Chief Financial Officer, which he has served since June 2001. The agreement provided for annual compensation of $165,000 in the first year and $175,000 in the second year. On November 26, 2008, Monty R. Lamirato, the Company’s Chief Financial Officer and Treasurer, resigned from his positions with the Company, effective immediately. In connection with Mr. Lamirato’s resignation, Mr. Lamirato and the Company executed a separation agreement pursuant to which Mr. Lamirato will be paid $115,000 through May 26, 2009 for all compensation and other benefits to which he otherwise would have been entitled under his November 7, 2007 employment agreement. Under the terms of this agreement, Mr. Lamirato agreed to provide reasonable consulting services to the Company through October 31, 2009.

Effective November 1, 2007, the Company entered into a three year employment agreement with Mr. Richard A. Anderson, as the Company’s Executive Vice President. The agreement provided for annual compensation of $125,000. On November 26, 2008, Richard L. Anderson, the Company’s Executive Vice President, resigned from his position with the Company, effective immediately. In connection with his resignation, Mr. Anderson and the Company executed a separation agreement pursuant to which Mr. Anderson will be paid $120,000 through May 26, 2009, and he will receive health benefits from the Company through June 30, 2009, both as payment for all compensation and other benefits to which he otherwise would have been entitled under his November 7, 2007 employment agreement. Mr. Anderson also agreed to provide reasonable consulting services to the Company through December 31, 2009.

Effective November 1, 2007, the Company entered into a five year employment agreement with Mr. Steven C. Olson, as President and Chief Technology Officer of the Company’s Wireless Communications Solutions Division. Mr. Olson has been with the Company since 2001. The agreement provides for annual base compensation of $200,000 in 2007, increasing annually to $245,000 in 2011. Mr. Olson shall also be entitled to bonuses ranging from $5,000 to $100,000 annually contingent upon the Wireless Communications Solutions Division achieving certain net income targets. Mr. Olson earned a bonus of $7,500 for 2007. We previously entered into a written employment agreement with Mr. Olson, effective August 22, 2004. The employment agreement was for the period August 22, 2004 through August 22, 2007 at an annual base salary of $175,000. Mr. Olson also was eligible to earn bonuses, upon achieving certain gross margin objectives, over the term of the agreement. Mr. Olson did not receive a bonus in 2006. Mr. Olson also received options to purchase 10,000 shares of our common stock at a price of $6.00 per share from August 22, 2004 through August 22, 2007. Mr. Olson also received options to purchase 40,000 shares of our common stock on August 21, 2007. These options vest at a rate of 20% per year with vesting dates of 12/31/07, 12/31/08, 12/31/09, 12/31/10, and 12/31/11.

The following tables show the potential payments upon termination or a change of control of the Company for each of the named executive officers.

Scenario	Mr. Olson
If early retirement occurred at December 31, 2008	-
If termination for cause occurred at December 31, 2008	-
If termination without cause occurred at December 31, 2008	$215,000
If “change in control” occurred at December 31, 2008	$215,000
If death or disability occurred as of December 31, 2008	-

We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment with us or from a change-in-control or a change in an executive officer’s responsibilities following a change-in-control, except that the 2008 Stock Incentive Plan and 1997 Stock Option and Compensation Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information as of January 31, 2009 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock (as stated previously, the number of shares and any exercise prices have been adjusted for a one-for-fifty reverse split implemented on February 12, 2007):

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Randall P. Marx ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	167,165(6)	5.4%

Steven C. Olson ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	17,751(3)	*

Paul J. Rini 7376 Johnnycake Rd Mentor, Ohio 44060	308,922(7)	9.99%

Jason Young ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	849,369(2)(8)	27.48%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Brean Murray Carret Group, Inc. 40 West 57th Street, 20th Floor New York, NY 10019	429,532 (4) (8)	13.9%

Hassan Nemazee 40 West 57th Street, 20th Floor New York, NY 10019	419,837 (5) (9)	13.6%

Viktor Nemeth ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0	*

Marco Vega ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0	*

Javier Baz ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0	*

Amit Chatwani ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0	*

All officers and directors as a group (6 persons)	867,120 (2)(3)(8)(9)	27.48%

*  Less than one percent.

(1)
“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)
Consists of 429,532 shares beneficially owned by the Brean Murray Carret Group, Inc., and 419,837 shares beneficially owned by Hassan Nemazee as reported as of November 3, 2008. Mr. Young shares voting and investment power over the shares beneficially owned by the Brean Murray Carret Group,Inc. and Mr. Nemazee.

(3)
Consists of 1,751 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 16,000 shares at $5.41 per share until September 21, 2017, granted under the 2007 Stock Incentive Plan which are currently exercisable.

(4)
Consists of 429,532 shares beneficially owned by Brean. Mr. Young, the Company's Chief Executive Officer and Chairman of the Board, serves as a representative of Brean and he holds voting and investment power over these shares.

(5)
Consists of 242,134 shares owned by Mr. Nemazee individually, 173,653 shares owned by NCC Limited, 2,950 shares held by Telnem Holdings LLC and 1,100 shares held by Nemazee Capital Corporation. Mr. Nemazee is the sole shareholder, sole director, and sole officer of each of NCC Limited and Nemazee Capital Corporation, and the sole managing member of Telnem Holdings LLC. Mr. Young, the Company's Chief Executive Officer and Chairman of the Board, serves as a representative of Mr. Nemazee and he holds voting and investment power over these shares

(6)
Includes 163,816 shares directly held by Randy Marx, the Company's former Chief Executive Officer and Chairman of the Board, 1,980 shares in his ARC Wireless 401(k) account, 800 shares held by his spouse's IRA and 570 shares owned beneficially through a 50% ownership of an LLC. This does not include 2,170 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's father is the trustee, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 3,100 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

(7)	Consists of shares owned by Mr. Paul J. Rini as reported on October 10, 2008.
(8)
The shares owned by Brean are included three times in the table. In addition to being shown as owned by Brean, these shares are included as being beneficially owned by Jason Young and by all officers and directors as a group.

(9)
The shares owned by Hassan Nemazee are included three times in the table. In addition to being shown as owned by Mr. Nemazee, these shares are included as being beneficially owned by Jason Young and by all officers and directors as a group.

Please refer to Item 5 herein for a description of Equity Compensation Plan Information

Item 13.  Certain Relationships and Related Transactions

We do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

On January 23, 2009 ARC Wireless Solutions, Inc. ("ARC") entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean, an entity that, together with Mr. Hassan Nemazee ("Nemazee"), beneficially owns 849,369, or 27.48%, of the Company's common stock. Mr. Young, the Company’s current Chief Executive Officer,  has been a Managing Director at Quadrant Management, Inc. since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management- or director-level roles.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.

In consideration for the restructuring services having been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC will pay the following: 1) an initial cash fee of $250,000 upon signing the Agreement; 2) an annual fee of the greater of (i) $250,000, or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement.

The Agreement will expire on December 31, 2013.

We are currently subject to corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). Under this definition, we have determined that prior to their resignation in November 2008, Sigmund A. Balaban, Robert E. Wade and Dr. Donald A. Huebner qualified as independent directors. For a description of Messrs. Balaban, Wade and Huebner, please refer to Item 10 herein. On November 12, 2008, the Company's Board elected Viktor Nemeth and Marco Vega to serve on the Board of Directors and on January 21, 2009 Mr. Javier Baz and Amit Chatwani were elected to serve on the Board of Directors. Mr. Nemeth, Mr. Baz and Mr. Chatwani qualify as independent directors in accordance with the standards imposed by the NASDAQ Capital Market's requirements for independent directors (NASDAQ Marketplace Rule 4200).

Item 14. Principal Accountant Fees and Services

The Audit Committee reviews and determines whether specific projects or expenditures with our independent registered public accounting firm (auditor), HEIN & ASSOCIATES LLP potentially affect their independence. The Audit Committee’s policy requires that all services the Company's independent registered public accounting firm (auditor) may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee to obtain such approval. Any approval will be reported to the Audit Committee at its next scheduled meeting.

Audit Fees

The following table sets forth the aggregate fees billed to us by HEIN & ASSOCIATES LLP for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
Audit fees	$91,000	(1)	$78,000	(1)	$140,000	(1)
Audit-related fees	-	(2)	--	(2)	--	(2)
Tax fees	18,000	(3)	22,000	(3)	14,000	(3)
All other fees			--
Total audit and non-audit fees	$109,000		$100,000		$154,000

(1)
Includes fees for professional services rendered for the audit of our annual financial statements and review of our Annual Report on Form 10-K for the year 2008, 2007 and 2006 and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal 2008, 2007 and 2006 and related SEC registration statements.

(2)	Includes fees billed for professional services rendered in fiscal 2008, 2007 and 2006, in connection with acquisition planning and due diligence.

(3)	Includes fees billed for professional services rendered in fiscal 2008, 2007 and 2006, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2008, 2007 and 2006	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

(2)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Schedule

Schedule II

Consolidated Valuation Accounts

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs, Net of Recoveries	Sale of Winncom	Balance, End of Year
Allowance for Doubtful Accounts
Years Ended December 31,
2008	$453,000	57,000	(50,000)		$460,000
2007	$31,000	422,000			$453,000
2006	$385,000	558,000	(51,000)	(861,000)	$31,000

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs	Sale of Winncom	Balance, End of Year
Inventory Valuation
Years Ended December 31,
2008	$653,000		(653,000)		$-
2007	$633,000	20,000			$653,000
2006	$725,000	266,000		(358,000)	$633,000

(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000 (3)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
10.8	Seperation Agreeement effective November 18, 2008 between the Company and Randall P. Marx
10.9	Seperation Agreeement effective November 26, 2008 between the Company and Monty R. Lamirato
10.10	Seperation Agreeement effective November 26, 2008 between the Company and Richard L. Anderson
14.1	Amended and Restated Code of Ethics (7)
21.1	Subsidiaries of the Registrant
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Nominating Policies and Procedures

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K filed on June 8, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(6)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.
(7)	Incorporated by reference from the Company’s Form 8-K filed on November 13, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Wireless Solutions, Inc.

Date: March 30, 2009	By:	/s/ Jason T. Young
Jason T. Young, Chief Executive Officer

Date: March 30, 2009	By:	/s/ Monty R. Lamirato
Monty R. Lamirato, Acting Principal Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

March 30, 2009	/s/ Viktor Nemeth Viktor Nemeth, Director

March 30, 2009	/s/ Marco Vega Marco Vega, Director

March 30, 2009	/s/ Javier Baz Javier Baz, Director

March 30, 2009	/s/ Amit Chatwani Amit Chatwani, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors
ARC Wireless Solutions, Inc.
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertions about the effectiveness of ARC Wireless Solutions, Inc internal control over financial reporting as of December 31, 2008 included in management’s Annual Report on Internal Control over Financial Reporting included in Item 9A of this Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Denver, Colorado
March 30, 2009

ARC Wireless Solutions, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,943,000	$14,931,000
Accounts receivable – trade, net	867,000	1,160,000
Inventory, net	1,107,000	1,097,000
Net assets of discontinued operations (Note 2)	16,000	107,000
Other current assets	49,000	108,000
Total current assets	14,982,000	17,403,000

Property and equipment, net	381,000	365,000

Other assets:
Intangible assets, net	124,000	106,000
Deposits	33,000	38,000
Total assets	$15,520,000	$17,912,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$832,000	$623,000
Bank debt – current	-	1,436,000
Accrued severance (Note 11)	451,000	-
Accrued expenses	450,000	286,000
Net liabilities of discontinued operations (Note 2)	8,000	8,000
Current portion of capital lease obligations	86,000	56,000
Total current liabilities	1,827,000	2,409,000

Capital lease obligations, less current portion	77,000	83,000
Total liabilities	1,904,000	2,492,000

Commitments (Notes 7, 8,9 and 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 issued and outstanding in 2008 and 3,090,000 issued in 2007, respectively.	2,000	2,000
Additional paid-in capital	20,735,000	20,696,000
Accumulated deficit	(7,121,000)	(5,278,000)
Total stockholders’ equity	13,616,000	15,420,000
Total liabilities and stockholders’ equity	$15,520,000	$17,912,000

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006

Sales, net	$7,257,000	$7,931,000	$6,087,000
Cost of sales	4,943,000	5,192,000	4,615,000

Gross profit	2,314,000	2,739,000	1,472,000

Operating expenses:
Selling, general and administrative expenses	4,404,000	4,169,000	3,104,000
Loss from continuing operations	(2,090,000)	(1,430,000)	(1,632,000)

Other income (expense):
Interest expense	(45,000)	(24,000)	(124,000)
Other income	383,000	705,000	101,000
Loss on sale of Winncom	-	-	(187,000)
Total other income (expense)	338,000	681,000	(210,000)

Loss from continuing operation before income taxes	(1,752,000)	(749,000)	(1,842,000)
(Provision) benefit for income taxes	-	6,000	267,000
Loss from continuing operation	(1,752,000)	(743,000)	(1,575,000)

Income (loss) from operations of the discontinued component	(91,000)	40,000	1,037,000
(Provision) for income taxes, discontinued component	-	-	(204,000)
Income (loss) from discontinued operations	(91,000)	40,000	833,000
Net loss	$(1,843,000)	$(703,000)	$(742,000)

Net income (loss) per share – continuing operations – Basic and Diluted	$(.57)	$(.24)	$(.51)
Net income per share – discontinued operations – Basic and Diluted	$(.03)	$.01	$.27
Net income (loss) per share – Basic and Diluted	$(.60)	$(.23)	$(.24)
Weighted average shares – Basic	3,091,000	3,090,000	3,086,000
Weighted average shares – Diluted	3,091,000	3,090,000	3,086,000

See accompanying notes to consolidated financial statements.

 ARC Wireless Solutions, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

			Additional	Treasury
	Common Stock		Paid-in	Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit
Balances, January 1, 2006	3,125,000	$2,000	$21,836,000	(39,000)	$(1,195,000)	$(3,833,000)

Share based compensation			11,000
Common stock issued for directors’ fees	1,000		8,000
Net loss						(742,000)
Balances, December 31, 2006	3,126,000	2,000	21,855,000	(39,000)	(1,195,000)	(4,575,000)
Cancellation of Treasury shares	(39,000)		(1,195,000)	39,000	1,195,000
Share based compensation			21,000
Common stock issued for directors’ fees	3,000		15,000
Net loss						(703,000)
Balances, December 31, 2007	3,090,000	$2,000	$20,696,000	-	-	$(5,278,000)
Share based compensation			33,000
Common stock issued for directors’ fees	1,000		6,000
Net loss						(1,843,000)
Balances, December 31, 2008	3,091,000	$2,000	$20,735,000	-	-	$(7,121,000)

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Operating activities
Loss from continuing operations	$(1,752,000)	$(743,000)	$(1,575,000)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	223,000	181,000	162,000
Provision for doubtful receivables	57,000	395,000	7,000
Non-cash expense for issuance of stock and options	36,000	36,000	19,000
Loss on sale of discontinued operations	-	-	187,000
Changes in operating assets and liabilities:
Accounts receivable, trade	236,000	(972,000))	277,000
Inventory	(10,000)	(458,000)	131,000
Prepaids and other current assets	59,000	277,000	(315,000)
Other assets	5,000	(3,000)	7,000
Accounts payable and accrued expenses	827,000	(58,000)	320,000
Net cash (used in) continuing operations	(319,000)	(1,345,000)	(780,000)
Net cash provided by discontinued operations	-	124,000	1,366,000
Net cash provided by (used in) operating activities	(319,000)	(1,221,000)	586,000
Investing activities
Net proceeds from sale of discontinued operations	-	-	16,397,000
Patent acquisition costs	(34,000)	(23,000)	(10,000)
Purchase of plant and equipment	(120,000)	(99,000)	(80,000)
Net cash provided by (used in) investing activities, continuing operations	(154,000)	(122,000)	16,307,000
Purchase of plant and equipment, discontinued operations	-	-	(58,000)
Net cash used in investing activities, discontinued operations	-	-	(58,000)
Net cash provided by (used in) investing activities	(154,000)	(122,000)	16,249,000
Financing activities
Net advances from line of credit	3,304,000	4,978,000	276,000
Net repayment of line of credit and capital lease obligations	(4,819,000)	(4,423,000)	(73,000)
Net cash provided by(used in) financing activities, continuing operations	(1,515,000)	555,000	203,000
Net advances (repayment) of line of credit and bank debt, discontinued operations	-	-	(1,382,000)
Net cash provided by (used in) financing activities, discontinued operations	-	-	(1,382,000)
Net cash provided by (used in) financing activities	(1,515,000)	555,000	(1,179,000)

Net change in cash	(1,988,000)	(788,000)	15,656,000
Cash and cash equivalents, beginning of year	14,931,000	15,719,000	63,000
Cash and cash equivalents, end of year	$12,943,000	$14,931,000	$15,719,000
Supplemental cash flow information:
Cash paid for interest, continuing operations	$45,000	$24,000	$124,000
Cash paid for interest, discontinued operations	-	-	$109,000
Cash paid for taxes, discontinued operations	-	-	$220,000
Equipment acquired under capital lease, continuing operations	$103,000	$135,000	$22,000

See accompanying notes to consolidated financial statements.

1.  Organization and Summary of Significant Accounting Policies

Organization

The Company (NASDAQ: ARCW) was organized under the laws of the State of Utah on September 30, 1987  and is a provider of high quality, timely, cost effective wireless network component and wireless network solutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Winncom Technologies Corp. ("Winncom"), through October 31, 2006, the date of its sale, Starworks Wireless Inc. ("Starworks or Kit") and ARC Wireless Hong Kong Limited, ("ARCHK"), since their respective acquisition dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of approximately $7.1 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and available borrowings on existing bank line of credit will be sufficient to allow the Company to maintain its operations through December 31, 2009.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of December 31, 2008, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000, effective October 3, 2008 to December 31, 2009, by approximately $12.6 million. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash, money market accounts, accounts receivable, and accounts payable, accrued expenses and bank debt. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

1.  Organization and Summary of Significant Accounting Policies, continued

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts, continuing operations, was $460,000 and $453,000 at December 31, 2008 and 2007, respectively. Bad debt expense, continuing operations, was $57,000, $395,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. In 2008, inventory previously reserved for was disposed of.  Inventory, which includes allocated overhead, consists of the following at December 31:

	2008	2007
Raw materials	$267,000	$830,000
Work in progress	32,000	105,000
Finished goods	808,000	815,000
	1,107,000	1,750,000
Inventory reserve	-	(653,000)
Net inventory	$1,107,000	$1,097,000

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

	2008	2007
Machinery and equipment	$1,538,000	$1,350,000
Computer equipment and software	535,000	514,000
Furniture and fixtures	163,000	162,000
Leasehold improvements	39,000	32,000
	2,275,000	2,058,000
Accumulated depreciation	(1,894,000)	(1,693,000)
	$381,000	$365,000

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $207,000, $166,000 and $147,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

1.  Organization and Summary of Significant Accounting Policies, continued

Patent Costs

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $16,000, $15,000 and $15,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	2008	2007

Patents	$308,000	$275,000
Accumulated amortization	(184,000)	(169,000)
Intangible assets, net	$124,000	$106,000

Pursuant to SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized, but must be tested for impairment at least annually. The Company has performed both the transitional impairment test and annual impairment test required by SFAS No. 142, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in the Company’s wireless business, market capitalization, operating results or other factors could affect the carrying value of goodwill or other intangible assets and cause an impairment write-off. Goodwill was eliminated upon the sale of Winncom effective October 31, 2006.

1. Organization and Summary of Significant Accounting Policies, continued

Revenue Recognition

Revenue is recorded when goods are shipped. The Company has established reserves for anticipated sales returns based on historical return percentages as well as specific identification and reserve of potential problem accounts. The Company has several major commercial customers who incorporate the Company’s products into other manufactured goods, and returns from these customers have not been significant. Additionally, returns related to retail sales have been immaterial and within management’s expectations.

The Company followed the percentage-of-completion method of accounting for contract revenue for segments included in discontinued operations in 2006. As such the Company no longer uses this method of contract revenue accounting.

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of cost of sales.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $499,000, $512,000, and $363,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

Advertising Costs

Advertising costs are charged to operations in the year incured. Advertising costs charged to operations were $15,000, $13,000, and $20,000 in 2008, 2007 and 2006, respectively.

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. The Company does warranty products it manufactures and records a provision for estimated warranty costs at the time of the sale and periodically adjusts the provision to reflect actual experience. Warranty expense was not material to the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

1. Organization and Summary of Significant Accounting Policies, continued

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the year ended December 31, 2008, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.

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

1. Organization and Summary of Significant Accounting Policies, continued

Stock Based Compensation, continued

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented:

	Year Ended December 31,
	2008	2007	2006
Stock options	$33,000	$21,000	$11,000
Total share-based compensation expense	$33,000	$21,000	$11,000

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2006	52,000	$7.50
Granted	5,000	$6.50
Exercised	-
Forfeited or expired	(5,000)	$7.50
Balance at December 31, 2006	52,000	$7.30
Granted	47,500	$5.38
Exercised	-
Forfeited or expired	(45,000)	$7.40
Balance at December 31, 2007	54,500	$5.56
Granted	-
Exercised	-
Forfeited or expired	(7,000)	$6.79
Balance at December 31, 2008	47,500	$5.38

The following table presents information regarding options outstanding as of December 31, 2008:

Weighted average contractual remaining term - options outstanding	7.4 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	22,000
Weighted average exercise price – options exercisable	$5.36
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	6.43 years

No options were exercised during the years ended December 31, 2008, 2007 and 2006.

1. Organization and Summary of Significant Accounting Policies, continued

Stock Based Compensation, continued

The following weighted average assumptions were used:

	Years Ended December 31,
	2007	2006
Volatility	.518 - .782	.751
Expected life of options (in years)	2-4	2
Dividend Yield	0.00%	0.00%
Risk free interest rate	4.60-5.25%	6.00%
Per share value of options granted	$.44	$3.00

No options were issued in 2008.

As of December 31, 2008, future compensation costs related to nonvested stock options was $96,000. Management anticipates that this cost will be recognized over a weighted average period of 3 years.

Net Income (Loss) Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2008, 2007 and 2006, the Company incurred a net loss, and stock options totaling 47,500, 54,250 and 52,000, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for 2008 and 2007 and for 2006 the effect was minimal.

1. Organization and Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Common Share, continued

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Years Ended December 31,
	2008	2007	2006

Net loss from continuing operations	$(1,752,000)	$(743,000)	$(1,575,000)
Net income (loss) for discontinued operations	(91,000)	40,000	833,000
Net loss	$(1,843,000)	$(703,000)	$(742,000)

Continuing Operations:
Denominator for basic earnings per share – weighted average shares	3,091,000	3,090,000	3,086,000
Effect of dilutive securities
Employee stock options	-	-	-
Common stock warrants	-	-	-
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	3,091,000	3,090,000	3,086,000

Basic and diluted earnings per share, continuing operations	$(.57)	$(.24)	$(.51)

Discontinued Operations:
Denominator for basic earnings per share – weighted average shares	3,091,000	3,090,000	3,086,000
Effect of dilutive securities
Employee stock options	-	--	2,000
Common stock warrants	-	-	-
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	3,091,000	3,090,000	3,088,000

Basic earnings per share, discontinued operations	$(.03)	$.01	$.27
Diluted earnings per share, discontinued operations	$(.03)	$.01	$.27

Net income (loss):
Denominator for basic earnings per share – weighted average shares	3,091,000	3,090,000	3,086,000
Effect of dilutive securities
Employee stock options	-	-	-
Common stock warrants	-	-	-
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	3,091,000	3,144,000	3,138,000

Basic and diluted earnings per share, discontinued operations	$(.60)	$(.23)	$(.24)

1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company’s financial statements. The adoption of the measurement date element of SFAS 158 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial condition or results of operations.In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition or results of operations.

On March 19, 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, that SFAS 161 will have on its financial statements.

1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on our EPS calculations or disclosures.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This pronouncement amends SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (FSP FAS 140-4 and FIN 46(R)-8). This pronouncement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about the transfers of financial assets. The pronouncement also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises to provide additional disclosures about their involvement with variable interest entities and qualifying special purpose entities. FSP FAS 140-4 and FIN 46(R)-8 were effective for the Company for the year ended December 31, 2008. As this FSP provides only disclosure requirements, the adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

1. Organization and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). This pronouncement amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (EITF 99-20), to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-21-1 also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is required to be applied prospectively. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

Note 2. Discontinued Operations

In 2008 management determined it was no longer profitable to operate Starworks and operations were terminated, therefore, Starworks has been accounted for as a discontinued operation for all periods presented.

In July 2006, ARC executed an agreement for the sale of its wholly-owned subsidiary, Winncom Technologies Corp. ("Winncom") for $17 million in cash.

The net loss on the sale of Winncom is computed as follows:

Gross proceeds from the sale of Winncom	$17,000,000
Net assets	(17,187,000)
Loss on sale of Winncom	$(187,000)

Starworks and Winncom have been accounted for as a discontinued operation, and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented.

Note 2. Discontinued Operations, continued

Information related to the discontinued operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006	2006	2006
	Starworks	Starworks	Starworks	Winncom	Total
Sales, net	$25,000	$117,000	$383,000	$28,773,000	$29,156,000
Contract revenue	-	-	-	20,555,000	20,555,000
Total revenue	25,000	117,000	383,000	49,328,000	49,711,000

Cost of sales	114,000	75,000	406,000	25,077,000	25,483,000
Cost of contract revenue	-	-	-	19,236,000	19,236,000
Total cost of goods sold	114,000	75,000	406,000	44,313,000	44,719,000

Gross profit (loss)	(89,000)	42,000	(23,000)	5,015,000	4,992,000

Operating expenses:
Selling, general and administrative expenses	1,000	2,000	8,000	3,996,000	4,004,000
Income(loss) from operations	(90,000)	40,000	(31,000)	1,019,000	988,000

Other income (expense):
Interest expense, net	-	-	-	(110,000)	(110,000)
Other income	-	-	-	159,000	159,000
Total other income (expense)	-	-	-	49,000	49,000
Income (loss) before income taxes	(90,000)	40,000	(31,000)	1,068,000	1,037,000
Provision for income taxes	-	-	-	(204,000)	(204,000)
Net income (loss)	$(90,000)	$40,000	$(31,000)	$864,000	$833,000

3. Revolving Bank Loan Agreements and Notes Payable

On May 10, 2005, the Company entered into a new $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Banks, which has been renewed annually. The new Credit Facility has a maturity of one year (matures May 1, 2009), with interest at 1.5% over prime (4.75% at December 31, 2008), contains covenants to maintain certain financial statement ratios, and is collateralized by essentially all of the assets of the Company. The borrowing base is calculated on a percentage of trade accounts receivable and inventory for the Company and Starworks combined. As of December 31, 2008, the Company was in compliance with these covenants. The weighted average interest rate for 2008 and 2007 was 6.75%.

Revolving bank line of credit at December 31, 2008 and 2007 consist of:

	2008	2007
Line of credit, current and long term	-	$1,436,000

4. Stockholders’ Equity

The Company has authorized preferred shares which may be issued in such series and preferences as authorized by the Board of Directors.

In February 2007, the Company effected a one-for-fifty reverse stock split of its issued and outstanding common stock. Pursuant to the reverse stock split, each fifty shares of the Company’s issued and outstanding common stock were reclassified and combined into one share of the Company’s common stock as of the Effective Date. The number of shares of the Company’s common stock authorized remained at 250 million shares, without any change in par value per common share, and the number of shares of the Company’s preferred stock authorized remained at 2 million.

The 2007 Stock Incentive Plan ("the 2007 Plan") was approved by the Board of Directors on August 2, 2007 and was also approved by the shareholders on September 17, 2007. The 2007 Plan provides that no more than 300,000 shares of our common stock may be issued for awards. If there is any change in the Company’s common stock by reason of any stock exchange, merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up, combination of shares or otherwise, then the Board, or any Option Committee, shall make proportionate adjustments to the maximum number and kind of securities (i) available for issuance under the 2007 Plan; (ii) available for issuance as incentive stock options or non-qualified stock options; (iii) that may be subject to awards received by any participant; (iv) that may be subject to different types of awards; (v) that are subject to any outstanding award; and (vi) the price of each security.

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

In 2007, options totaling 40,000 were granted from the 2007 Plan to an officer at an exercise price of $5.40. No options were granted to directors in 2007 from the 2007 Plan. No options were granted in 2008 from the 2007 Plan.

The Company granted a total of 7,500 options to Outside Directors under the previously outstanding 1997 Plan during 2007 at exercise prices ranging from $4.80 to $5.47 per share. The Company granted a total of 5,000 options to Outside Directors under the 1997 Plan during 2006 at an exercise price of $6.50 per share. The Company granted a total of 5,000 options to Outside Directors under the Plan during 2005 at exercise prices ranging from $5.50 to $7.50 per share.

4. Stockholders’ Equity, continued

The following table summarizes the option activity for 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price ($)

2006 Activity:
Outstanding at beginning of year	52,000	$7.50
Granted	5,000	$6.50
Exercised	-
Forfeited or expired	(5,000)	$8.00
Outstanding at end of year	52,000	$7.30
Exercisable at end of year	49,500	$7.35

2007 Activity:
Outstanding at beginning of year	52,000	$7.30
Granted	47,500	$5.38
Exercised	-
Forfeited or expired	(45,000)	$7.40
Outstanding at end of year	54,500	$5.56
Exercisable at end of year	21,000	$5.82

2008 Activity:
Outstanding at beginning of year	54,500	$5.56
Granted	-
Exercised	-
Forfeited or expired	(7,000)	$6.79
Outstanding at end of year	47,500	$5.38
Exercisable at end of year	22,000	$5.36

At December 31, 2008, there are 22,000 options exercisable from $4.82 to $5.47. These options expire between 2009 and 2017. The weighted average grant date fair value of the options granted in 2007 is $3.09.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2008, 2007 and 2006 were 7.4 years, 7.43 years and .43 years, respectively.

5. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes.  Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally valuation allowances for inventory and trade receivables for financial reporting purposes and accelerated depreciation for income tax purposes.  Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Current	$-	$(6,000)	$(93,000)
Deferred	-	-	30,000
Total benefit	$-	$(6,000)	$(63,000)

Total benefit, continuing operations	$-	$(6,000)	$(267,000)
Total expense, discontinued operations	-	-	204,000
Total benefit expense	$-	$(6,000)	$(63,000)

As a result of net losses for the years ended December 31, 2008 and 2007, management believes a valuation allowance on its deferred tax assets is necessary.  The components of the deferred taxes asset as of December 31 are as follows:

	2008	2007
Deferred tax assets(liabilities) (current):
Inventory reserve	-	268,000
Deferred revenue	(2,000)	(17,000)
Bad debt reserves	173,000	172,000
	171,000	423,000
Deferred tax assets (liabilities) (long-term):
Net operating loss carry-forwards	$1,207,000	$271,000
Property and equipment	(16,000)	2,000
Intangibles	19,000	21,000
	1,210,000	294,000
Deferred tax assets	1,381,000	717,000
Valuation allowance	(1,381,000)	(717,000)
Net deferred tax assets	$-	$-

As of December 31, 2008, we had total net operating loss carry-forwards of approximately $3,200,000, which begin expiring in 2023.

5. Income Taxes, continued

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 35% to the provision for income taxes is as follows at December 31:

	2008	2007	2006
Tax benefit computed at statutory rate	$(645,000)	$(248,000)		$(190,000)
State income tax	(49,000)	(21,000)		42,000
Valuation allowance	664,000	272,000		445,000
Effect of permanent differences	56,000	16,000		(5,000)
Other (primarily net operating losses)	(26,000)	(25,000)		(355,000)
Provision for income taxes benefit	$-	$(6,000)	$	(63,000)

As of December 31, 2008, 2007 and 2006, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized, and therefore a valuation allowance for the full amount was recorded. The valuation allowance increased $625,000 in 2008, increased by $272,000 in 2007, $445,000 in 2006.

6. Sales to Major Customers

The Company had sales from continuing operations to two customers in 2008 that represented approximately 13% and 12%, respectively, of our annual sales. The Company had sales from continuing operations to two customers in 2007 that represented approximately 17% and 15%, respectively, of our annual sales. The Company had sales from continuing operations to two customers in 2006 that represented approximately 33% and 16%, respectively, of our annual sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. At December 31, 2008 two customers represented approximately 26%, 13%, respectively, of our net trade accounts receivable. At December 31, 2007 three customers represented approximately 31%, 11% and 11%, respectively, of our net trade accounts receivable.

7. Significant Suppliers

With regard to continuing operations during 2008 and 2007 the Company purchased a majority of its product from three vendors all located in China, and during 2006 the Company purchased approximately 39% of its product from two vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

8.  Leasing Activities

The Company leases its facilities under non-cancellable operating leases through 2010. Minimum future rentals payable under the leases are as follows:

2009	$271,000
2010	163,000
$434,000

Rent expense from continuing operations was $261,000, $289,000 and $245,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

8.  Leasing Activities, continued

Certain of the Company’s office space leases are structured to include scheduled and specified rent increases over the lease term. The Company has recognized the effect of these rent escalations and periods of free rent on a straight-line basis over the lease terms.

Property and equipment included the following amounts for leases that have been capitalized at December 31, 2008 and December 31, 2007.

	2008	2007

Machinery and Equipment	$238,000	$240,000
Computers and Software	239,000	133,000
Furniture and Fixtures	13,000	13,000
	490,000	386,000
Less accumulated amortization	(311,000)	(234,000)
	$179,000	$152,000

The Company recorded amortization expense of $76,000, $96,000, and $50,000, respectively, on assets recorded under capitalized leases for 2008, 2007 and 2006.

Future minimum lease payments under capital leases, which include bargain purchase options, are as follows at December 31, 2008:

2009	$99,000
2010	69,000
2011	12,000
Total minimum lease payments	180,000
Amount representing interest	(17,000)
Present value of lease payments	$163,000
Less current portion	(86,000)
Non-current portion	$77,000

9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in Company common stock of employee contributions by the Company if the Company has a profit for the preceding year. Effective January 1, 2007 the Plan was amended to elect a Safe Harbor Contribution of 3% of a participant’s compensation. For the year ended December 31, 2008 and 2007 the Company’s Safe Harbor Contribution was $60,000 and $87,000, respectively.

10. Related Party Transaction – Subsequent Events

On January 23, 2009 the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 849,000 shares, or approximately 27%, of the Company's common stock. The Company’s current Chief Executive Officer, has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.

In consideration for the restructuring services having been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC will pay the following: 1) an initial cash fee of $250,000 upon signing the Agreement; 2) and commencing in 2009 an annual fee of the greater of (i) $250,000, or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The initial restructuring fee of $250,000 is included in trade accounts payable at December 31, 2008.

The Agreement will expire on December 31, 2013.

11. Commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. At December 31, 2008, non-cancellable purchase obligations totaled approximately $327,000.

Effective February 1, 2008, the Company’s Board of Directors approved an employment agreement between the Company and Randall P. Marx, the Company’s Chief Executive Officer (CEO), effective as of January 31, 2008. The employment agreement was recommended to the Board by the Compensation Committee. The agreement provided for annual compensation of $250,000 in 2007, $275,000 in 2008, and $300,000 in 2009. On November 18, 2008 Mr. Marx resigned his position as CEO. In connection with Mr. Marx’s resignation, on November 18, 2008, the Company and Mr. Marx reached an agreement for compensation of Mr. Marx that would replace the compensation and other benefits to which Mr. Marx could be entitled under his January 31, 2008 employment agreement with the Company. Pursuant to this new agreement, Mr. Marx will be compensated $327,500 through December 31, 2009 as payment in full for his salary and accrued vacation, and he will receive health benefits from the Company through December 31, 2009. Under the terms of this agreement, Mr. Marx is not entitled to receive any other compensation or benefits to which he otherwise would have been entitled under his January 31, 2008 employment agreement. Mr. Marx also agreed to provide telephonic consulting services to the Company.

11. Commitments, continued

Effective November 1, 2007, the Company entered into a two year employment agreement with Mr. Monty R. Lamirato as the Company’s Chief Financial Officer, which he has served since June 2001. The agreement provided for annual compensation of $165,000 in the first year and $175,000 in the second year. On November 26, 2008, Monty R. Lamirato, the Company’s Chief Financial Officer and Treasurer, resigned from his positions with the Company, effective immediately. In connection with Mr. Lamirato’s resignation, Mr. Lamirato and the Company executed a separation agreement pursuant to which Mr. Lamirato will be paid $115,000 through May 26, 2009 for all compensation and other benefits to which he otherwise would have been entitled under his November 7, 2007 employment agreement. Under the terms of this agreement, Mr. Lamirato agreed to provide reasonable consulting services to the Company through October 31, 2009.

Effective November 1, 2007, the Company entered into a five year employment agreement with Mr. Steven C. Olson, as President and Chief Technology Officer of the Company’s Wireless Communications Solutions Division. Mr. Olson has been with the Company since 2001. The agreement provides for annual base compensation of $200,000 in 2007 increasing annually to $245,000 in 2011. Mr. Olson shall also be entitled to bonuses ranging from $5,000 to $100,000 annually contingent upon the Wireless Communications Solutions Division achieving certain net income targets. Mr. Olson earned a bonus of $7,500 for 2007.

Effective November 1, 2007, the Company entered into a three year employment agreement with Mr. Richard A. Anderson, as the Company’s Executive Vice President. The agreement provided for annual compensation of $125,000. On November 26, 2008, Richard L. Anderson, the Company’s Executive Vice President, resigned from his position with the Company, effective immediately. In connection with his resignation, Mr. Anderson and the Company executed a separation agreement pursuant to which Mr. Anderson will be paid $120,000 through May 26, 2009, and he will receive health benefits from the Company through June 30, 2009, both as payment for all compensation and other benefits to which he otherwise would have been entitled under his November 7, 2007 employment agreement. Mr. Anderson also agreed to provide reasonable consulting services to the Company through December 31, 2009.

All severance benefits for Mr. Marx, Mr. Lamirato, and Mr. Anderson have been accrued as of December 31, 2008.

12. Segment Information

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

The Company has one reportable segment, antenna products, that is a separate business unit that offers different products. Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. In 2008 management determined it was no longer profitable to operate Starworks and operations were terminated and due to the sale of Winncom on October 31, 2006, which was the Distribution segment, distribution and cable are no longer classified as an operating segment but are classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

12. Segment Information, continued

For the years ended December 31, 2008, 2007 and 2006, approximately 20%, 13% and 7%, respectively, of our sales from continuing operations were from customers outside North America.

Financial information regarding the Company’s two operating segments, which includes the elimination of intersegment sales, for the years ended December 31, 2008, 2007 and 2006 are as follows:

		Manufacturing	Corporate	Total
Net Sales	2008 2007 2006	$7,257,000 7,931,000 6,087,000	- -	$7,257,000 7,931,000 6,087,000

Net income (loss) from continuing operations	2008 2007 2006	(186,000) (131,000) (443,000)	(1,566,000) (612,000) (1,132,000)	(1,752,000) (743,000) (1,575,000)

Income (loss) before income taxes, continuing operations	2008 2007 2006	(186,000) (137,000) (710,000)	(1,566,000) (612,000) (1,132,000)	(1,752,000) (749,000) (1,842,000)

Identifiable assets, continuing operations	2008 2007 2006	2,679,000 3,249,000 3,082,000	12,825,000 14,555,000 14,673,000	15,504,000 17,804,000 17,755,000

Capital expenditures, continuing operations	2008 2007 2006	120,000 99,000 80,000	- - -	120,000 99,000 80,000

Depreciation and amortization, continuing operations	2008 2007 2006	223,000 181,000 162,000	- - -	223,000 181,000 162,000

Interest expense, continuing operations	2008 2007 2006	45,000 24,000 124,000	- - -	45,000 24,000 124,000

Corporate represents the operations of the parent Company, excluding segment eliminations.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000 (3)
10.2	Stock Purchase Agreement, dated as of July 28, 2006, by and among Bluecoral Limited, Winncom Technologies Corp. and The Company (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
14.1	Amended and Restated Code of Ethics (7)
10.8	Seperation Agreeement effective November 18, 2008 between the Company and Randall P. Marx
10.9	Seperation Agreeement effective November 26, 2008 between the Company and Monty R. Lamirato
10.10	Seperation Agreeement effective November 26, 2008 between the Company and Richard L. Anderson
21.1	Subsidiaries of the Registrant
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Nominating Policies and Procedures

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K filed on June 8, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(6)	Incorporated by reference from the Company’s Form 8-K file November 8, 2007.
(7)	Incorporated by reference from the Company’s Form 8-K filed on November 13, 2006.