Form 10-Q
period 2009-03-31
ARC WIRELESS SOLUTIONS INC
filed 2009-05-15
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

000-18122
(Commission File Number)

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0454148
( State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

10601 West 48th Avenue
Wheat Ridge, Colorado, 80033-2660
(Address of principal executive offices including zip code)

(303) 421-4063
(Registrant’s telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “ large accelerated filer”, “accelerated filer”  and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                           Accelerated filer [  ]                                 Non-accelerated filer [  ]

Smaller reporting company [  X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No X

As of May 1, 2009, the Registrant had 3,091,000 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2009

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited)
	and December 31, 2008	4

	Condensed Consolidated Statements of Operations for the Three Months Ended
	March 31, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.  OTHER INFORMATION

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$12,159	$12,943
Accounts receivable – trade, net	592	867
Inventory, net	1,027	1,107
Net assets of discontinued operations (Note 2)	11	16
Other current assets	116	49
Total current assets	13,905	14,982

Property and equipment, net	336	381

Other assets:
Intangible assets, net	123	124
Deposits	53	33
Total assets	$14,417	$15,520

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$455	$832
Accrued severance	191	451
Accrued expenses	264	450
Net liabilities of discontinued operations (Note 2)	8	8
Current portion of capital lease obligations	87	86
Total current liabilities	1,005	1,827

Capital lease obligations, less current portion	74	77
Total liabilities	1,079	1,904

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 issued in 2009 and 2008, respectively.	2	2
Additional paid-in capital	20,743	20,735
Accumulated deficit	(7,407)	(7,121)
Total stockholders’ equity	13,338	13,616
Total liabilities and stockholders’ equity	$14,417	$15,520

* These numbers were derived from the audited financial statements for the year ended December 31, 2008.    See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2009	2008

Sales, net	$1,087	$1,881
Cost of sales	650	1,158
Gross profit	437	723

Operating expenses:
Selling, general and administrative expenses	741	929
Loss from continuing operations	(304)	(206)

Other income (expense):
Interest expense, net	(3)	(10)
Other income	33	118
Total other income (expense)	30	108
Loss from continuing operations before income taxes	(274)	(98)
Provision for income taxes	-	-
Loss from continuing operations	$(274)	$(98)
Loss from discontinued operations	(12)	(8)
Net loss	$(286)	$(106)
Net loss per share – continuing operations – basic and diluted	$(.08)	$(.03)
Net loss per share – discontinued operations – basic and diluted	$(.01)	$(.00)
Net loss per share – basic and diluted	$(.09)	$(.03)
Weighted average shares – basic and diluted	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net loss from continuing operations	$(274)	$(98)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	51	48
Non-cash expense for issuance of stock and options	8	10
Provision for doubtful accounts	-	7
Changes in operating assets and liabilities:
Accounts receivable, trade	275	382
Inventory	80	(122)
Prepaids and other current assets	(67)	(21)
Other assets	(20)	(3)
Accounts payable and accrued expenses	(822)	(34)
Net cash provided by (used in) continued operations	(769)	169
Net cash provided by (used in) discontinued operations	(7)	8
Net cash provided by (used in) operating activities	(776)	177

Investing activities
Patent acquisition costs	(2)	(8)
Purchase of plant and equipment	(2)	(21)
Net cash used in investing activities, continuing operations	(4)	(29)

Financing activities
Net advances from line of credit	-	1,010
Net repayment of line of credit and capital lease obligations	(4)	(1,457)
Net cash used in financing activities, continuing operations	(4)	(447)

Net change in cash	(784)	(299)
Cash and cash equivalents, beginning of period	12,943	14,931
Cash and cash equivalents, end of period	$12,159	$14,632

Supplemental cash flow information:
Cash paid for interest, continuing operations	$3	$10
Issuance of stock for accrued fees, continuing operations	$-	$4

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operation and its cash flows for the three months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in two business segments which are identified as Manufacturing and Cable offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future period.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks or Kit") and ARC Wireless Hong Kong Limited, ("ARCHK"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation

The Company has experienced recurring losses, and has accumulated a deficit of approximately $7.4 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2009.

Use of Estimates

The preparation of the Company’s consolidated condensed financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of March 31, 2009, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000, effective October 3, 2008 to December 31, 2009, by approximately $11.5 million. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash, money market accounts, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date.  Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $460 thousand at both March 31, 2009 and December 31, 2008. Bad debt expense was $0 for both the three months ended March 31, 2009 and 2008.

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

In 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or "FIN 48". FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the three months ended March 31, 2009 and 2008, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2009 and December 31, 2008.

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

Note 2. Discontinued Operations

In 2008 we determined it was no longer profitable to operate Starworks and operations were terminated, therefore, Starworks has been accounted for as a discontinued operation for all periods presented, and the results of operations have been excluded from continuing operations in the accompanying consolidated  condensed financial statements of operations and cash flows for all periods presented.

Information related to the discontinued operations for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	March 31,	March 31,
	2009	2008
	Starworks	Starworks
Sales, net	1	13
Total revenue	1	13

Cost of sales	13	21
Total cost of goods sold	13	21

Gross loss	(12)	(8)

Operating expenses:
Selling, general and administrative expenses	-	-
Loss from operations	(12)	(8)

Other income (expense):
Interest expense, net	-	-
Other income	-	-
Total other income (expense)	-	-
Loss before income taxes	(12)	(8)
Provision for income taxes	-	-
Net loss	(12)	(8)

Note 3: Share-Based Compensation

In 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)") related to accounting for share-based payments and, accordingly, the Company is now recording compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Stock options	$8	$10
Total share-based compensation expense	$8	$10

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2009	47,500	$5.38
Granted	-	-
Exercised	-	-
Forfeited or expired	7,500	5.25
Balance at March 31, 2009	40,000	$5.40

The following table presents information regarding options outstanding as of March 31, 2009:

Weighted average contractual remaining term - options outstanding	8.48
Aggregate intrinsic value - options outstanding	-
Options exercisable	16,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	8.48

There were no options granted or exercised during the three months ended March 31, 2009.

As of March 31, 2009, future compensation costs related to nonvested stock options was $88 thousand.  Management anticipates that this cost will be recognized over a weighted average period of 3 years.

Note 4. Earnings Per Share

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated (in thousands):

	Three months Ended March 31,
	2009	2008

Net loss from continuing operations	$(274)	$(98)
Net loss for discontinued operations	(12)	(8)
Net loss	$(286)	$(106)

Continuing Operations:
Denominator for basic earnings per share – weighted average shares	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-
Common stock warrants	-	-
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	3,091	3,091

Basic and diluted loss per share, continuing operations	$(.08)	$(.03)

Discontinued Operations:
Denominator for basic earnings per share – weighted average shares	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-
Common stock warrants	-	-
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	3,091	3,091

Basic and dilutive earnings (loss) per share, discontinued Operations	$(.01)	$.00

Net loss:
Denominator for basic earnings per share – weighted average shares	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-
Common stock warrants	-	-
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	3,091	3,091

Basic and diluted loss per share	$(.09)	$(.03)

** There are no dilutive shares used in the calculation of diluted earnings per share, continuing operations for the three months ended March 31, 2009 and 2008, since the Company had net losses for those periods.

Note 5.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  Inventory consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$305	$267
Work in progress	9	32
Finished goods	713	808
	1,027	1,107
Inventory reserve	-	-
Net inventory	$1,027	$1,107

Note 6.  Revolving Bank Loan Agreements

During the first quarter 2009, the Company held a $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Bank.  The Credit Facility had an annual maturity (maturing May 1, 2009) with interest at 1.5% over prime (3.25% at March 31, 2009), contained covenants to maintain certain financial statement ratios, and was collateralized by essentially all of the assets of the Company. The borrowing base was calculated on a percentage of trade accounts receivable and inventory for the Company. The Company had no outstanding debt balance on the Credit Facility at March 31, 2009 and December 31, 2008.  On May 1, 2009, the Credit Facility expired since it was not renewed by the Company.

Note 7.  Equity Transactions

There were no equity transactions during the three months ended March 31, 2009.  During the quarter ended March 31, 2008, the Company recorded the issuance of 707 shares of common stock to a director for outstanding obligations for accrued directors’ fees in the amount of $3,500.

Note 8. Related Party Transaction

In January 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 849,000 shares, or approximately 27%, of the Company's common stock. The Company’s current Chief Executive Officer, has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services having been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC will pay the following: 1) an initial cash fee of $250,000 upon signing the Agreement in January 2009 ; 2) and in 2009, ARC will pay an annual fee of the greater of (i) $250,000, or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The initial restructuring fee of $250,000 was included in trade accounts payable at December 31, 2008 and was paid in January 2009.  The Agreement will expire on December 31, 2013.

Note 9.  Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP FAS 157-2 is effective for our fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on our Consolidated Condensed Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 had no effect on the Company’s financial statements. The adoption of the measurement date element of SFAS 158 did not have a material impact on our Consolidated Condensed Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. We did not have any business combinations in the first quarter 2009, therefore the adoption of SFAS 141R did not impact our Consolidated Condensed Financial Statements during this period.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our Consolidated Condensed Financial Statements.

On March 19, 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact of our Consolidated Condensed Financial Statements.

Note 10.  Concentration of Credit Risk

One customer accounted for approximately 16% and 23% of the Company’s net sales for the three months ended March 31, 2009 and 2008, respectively.   A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Note 11.  Industry Segment Information

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” requires that we disclose certain information about our operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used     internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has one reportable segment, antenna products, that is a separate business unit that offers different products. Corporate represents the operations of the parent Company, excluding segment eliminations.  Each segment consists of a single operating unit and the accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales and transfers. In 2008 management determined it was no longer profitable to operate Starworks and operations were terminated and are no longer classified as an operating segment but are classified as discontinued operations in the accompanying consolidated condensed financial statements for all periods presented.

Financial information regarding our two continuing operating segments (which include segment eliminations) for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

		Manufacturing	Corporate	Total
Net sales from continuing operations	2009	$1,087	$-	$1,087
	2008	1,881	-	1,881

Net income (loss) from continuing operations	2009	(45)	(229)	(274)
	2008	78	(176)	(98)

Income (Loss) before income taxes, continuing operations	2009	(45)	(229)	(274)
	2008	78	(176)	(98)

Identifiable assets, continuing operations	2009	2,420	11,986	14,406
	2008	3,772	13,470	17,242

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Unfavorable changes in domestic and global economic conditions resulted in an adverse effect on our sales revenue in the first quarter 2009.  Many of our large customers experienced surplus inventories from weakened sales of their products in late 2008, thereby reducing orders for our products in first quarter 2009.  If economic conditions decline again in the future, our revenue could continue to be adversely affected.  But, we continue to focus on cutting our operational and general costs in order to improve our gross margins until demand rebounds.  We have no debt outstanding, and we have a cash balance of approximately $12.2 million at March 31, 2009.

Results of Continuing Operations for the Three Months Ended March 31, 2009 and 2008

Total revenues were approximately $1.1 million and $1.9 million for the three month periods ended March 31, 2009 and March 31, 2008, respectively. The decrease in revenues during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is primarily attributable to decreased sales of our 3.5 GHz Antennas and our Global Positioning Systems (GPS) in our Wireless Communications Solutions.   We expect sales of our Broadband and GPS products to closely trend with future economic global conditions.

Gross profit margins were 40% and 38% for the three months ended March 31, 2009 and March 31, 2008, respectively. The 2% increase in gross margin is primarily due to lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. plant operations.  We expect gross margins to continue to improve as we fully complete our manufacturing transition to our ARCHK facilities.

Selling, general and administrative expenses (SG&A) decreased 20% to $741 thousand in the first quarter 2009 as compared to $929 thousand in the prior year period.  But, SG&A as a percent of total revenues increased from 49% for the three months ended March 31, 2008 to 68% for the three months ended March 31, 2009. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 32% of the total SG&A costs for the three months ended March 31, 2009 and 51% for the three months ended March 31, 2008.  The majority of the overall decrease in SG&A is related to decreased personnel and salary costs as compared to the prior year period, but we are continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense decreased from $10 thousand for the three months ended March 31, 2008 to approximately $3 thousand for the current quarterly period primarily related to decreased amounts outstanding during the period under our Credit Facility with Citywide Bank.  At March 31, 2009, we had no debt outstanding.  Our Credit Facility expired on May 1, 2009 and is no longer outstanding.

Other income decreased during the first quarter 2009 to approximately $33 thousand as compared to $118 thousand in first quarter 2008. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for the three months ended March 31, 2009 and 2008, due to our net losses for both periods.

Results of Discontinued Operations for the Three Months Ended March 31, 2009 and 2008 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the three months ended March 31, 2009 and 2008 represent the operations of our subsidiary, Starworks Wireless. In 2008, management decided to suspend its efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Solutions Division. Revenues for the three months ended March 31, 2009 were only $1 thousand compared to revenues of $13 thousand for the three months ended March 31, 2008 resulting in a loss from discontinued operations in 2009 of $12 thousand compared to a loss from discontinued operations of $8 thousand for 2008.

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2009	2008

Current ratio	13.83 to 1	8.20 to 1

Working capital (1)	$12,900	$13,155

Total debt	$-	$-

Total cash less debt	$12,159	$12,943

Stockholders' equity	$13,338	$13,616

Total liabilities to equity	0.08 to 1	0.14 to 1

(1) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $12.2 million at March 31, 2009 and hold no debt outstanding.  We believe that we have the ability to provide for our remaining 2009 operational needs through projected operating cash flow and cash on hand.

The net cash used by operating activities from continuing operations was $769 thousand for the three months ended March 31, 2009 compared to net cash provided by operating activities from continuing operations of $169 thousand for the three months ended March 31, 2008. The two primary reasons for the change is a $176 thousand increase in the net loss from 2008 to 2009 and the increase in accounts payable and accrued expenses of $788 thousand.

The net cash used in investing activities from continuing operations was $4 thousand for the three months ended March 31, 2009 compared to $29 thousand for the three months ended March 31, 2008, primarily the result of expenditures for patents and equipment.

Net cash used in financing activities from continuing operations for the three months ended March 31, 2009 was $4 thousand compared to $447 thousand for the three months ended March 31, 2008 and the decrease in the net cash used is primarily the result of a decrease in net repayments on the line of credit of $443 thousand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are exposed to market risk through interest rates related to our line of credit which has variable interest rates equal to the existing bank prime rate (3.25% as of March 31, 2009) plus one and one-half percent and to a lesser degree our capitalized lease obligations. The prime interest rate decreased from 5.25% at March 31, 2008 to 3.25% at March 31, 2009.  A decrease in the bank’s prime interest rate on our line of credit would not have a material effect as the line of credit expired in May 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and acting chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and the person performing the similar function as Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2009, the Company completed the third-party outsourcing of our accounting and financial reporting processes and procedures.  During this transition period, the Company added additional financial reporting variance analysis, review and revisions to the internal policies.  The outsourcing of the accounting and financial reporting functions and the internal policy revisions described above represent changes in the Company’s internal control over its financial reporting during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Additional statements concerning important factors that could cause actual results to differ materially from our expectations were disclosed in Item 1A, “Risk Factors” of our Form 10-K for the fiscal year ending December 31, 2008.  There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults  Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (3)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (3)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (4)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (5)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (5)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (5)
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Nominating Policies and Procedures

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(4)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(5)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC WIRELESS SOLUTIONS, INC.

Date: May 15, 2009	By:	/s/ Jason Young
Jason Young Chief Executive Officer

Date: May 15, 2009	By:	/s/ Steve Olson
Steve Olson Chief Technology Officer (acting as Chief Financial Officer)