Form 10-Q
period 2009-06-30
ARC WIRELESS SOLUTIONS INC
filed 2009-08-13
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes  ___   No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                      Accelerated filer [  ]                                                      Non-accelerated filer [  ]

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No X

As of August 1, 2009, the Registrant had 3,091,000 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2009

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$11,892	$12,943
Accounts receivable – trade, net	692	867
Inventory, net	1,031	1,107
Net assets of discontinued operations (Note 2)	1	16
Other current assets	74	49
Total current assets	13,690	14,982

Property and equipment, net	358	381

Other assets:
Intangible assets, net	120	124
Deposits	68	33
Total assets	$14,236	$15,520

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$512	$832
Accrued severance	-	451
Accrued expenses	236	450
Net liabilities of discontinued operations (Note 2)	8	8
Current portion of capital lease obligations	113	86
Total current liabilities	869	1,827

Capital lease obligations, less current portion	27	77
Total liabilities	896	1,904

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 issued in 2009 and 2008, respectively.	2	2
Additional paid-in capital	20,751	20,735
Accumulated deficit	(7,413)	(7,121)
Total stockholders’ equity	13,340	13,616
Total liabilities and stockholders’ equity	$14,236	$15,520

* These numbers were derived from the audited financial statements for the year ended December 31, 2008.    See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales, net	$1,226	$1,727	$2,313	$3,608
Cost of sales	707	1,056	1,357	2,216
Gross profit	519	671	956	1,392

Operating expenses:
Selling, general and administrative expenses	531	941	1,273	1,871
Loss from continuing operations	(12)	(270)	(317)	(479)

Other income (expense):
Interest and other expense, net	(6)	(22)	(9)	(31)
Other income	15	104	48	222
Total other income	9	82	39	191
Loss from continuing operations before income taxes	(3)	(188)	(278)	(288)
Provision for income taxes	-	-	-	-
Loss from continuing operations	$(3)	$(188)	$(278)	$(288)
Loss from discontinued operations	(2)	(8)	(14)	(15)
Net loss	$(5)	$(196)	$(292)	$(303)
Net loss per share – continuing operations – basic and diluted	$(.00)	$(.06)	$(.09)	$(.09)
Net loss per share – discontinued operations – basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)
Net loss per share – basic and diluted	$(.00)	$(.06)	$(.09)	$(.10)
Weighted average shares – basic and diluted	3,091,000	3,091,000	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008

Operating activities
Net loss from continuing operations	$(278)	$(288)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	114	98
Non-cash expense for issuance of stock and options	16	18
Provision for doubtful accounts	-	36
Changes in operating assets and liabilities:
Accounts receivable, trade	175	339
Inventory	76	52
Prepaids and other current assets	(24)	(45)
Other assets	(35)	3
Accounts payable and accrued expenses	(985)	(221)
Net cash used in continuing operations	(941)	(8)
Net cash provided by (used in) discontinued operations	-	2
Net cash used in operating activities	(941)	(6)

Investing activities
Patent acquisition costs	(3)	(12)
Purchase of plant and equipment	(83)	(43)
Net cash used in investing activities, continuing operations	(86)	(55)

Financing activities
Net advances from line of credit	-	2,134
Net repayment of line of credit and capital lease obligations	(24)	(2,482)
Net cash used in financing activities, continuing operations	(24)	(348)

Net change in cash	(1,051)	(409)
Cash and cash equivalents, beginning of period	12,943	14,931
Cash and cash equivalents, end of period	$11,892	$14,522

Supplemental cash flow information:
Cash paid for interest, continuing operations	$9	$31
Issuance of stock for accrued fees, continuing operations	$-	$3
Acquisition of property and equipment through capital lease	$-	$103

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operation and its cash flows for the three and six months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing offering a wide variety of wireless component and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future period.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks or Kit") and ARC Wireless Hong Kong Limited, ("ARCHK"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $7.4 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2009.

Use of Estimates

The preparation of the Company’s consolidated condensed financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of June 30, 2009, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000, effective October 3, 2008 to December 31, 2009, by approximately $10.9 million. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date.  Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $460 thousand at both June 30, 2009 and December 31, 2008. Bad debt expense was $0 and $29 thousand for the three months ended June 30, 2009 and 2008, respectively and $0 and $36 thousand for the six months ended June 30, 2009 and 2008, respectively.

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

The Company also accounts for income taxes under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or "FIN 48". FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the three and six months ended June 30, 2009 and 2008, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2009 and December 31, 2008.

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

Information related to the discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	Starworks	Starworks	Starworks	Starworks
Sales, net	$-	$-	$1	$14
Total revenue	-	-	1	14

Cost of sales	(5)	8	8	29
Total cost of goods sold	(5)	8	8	29

Gross income (loss)	5	(8)	(7)	(15)

Operating expenses:
Selling, general and administrative expenses	7	-	7	-
Loss from operations	(2)	(8)	(14)	(15)

Other income (expense):
Interest expense, net	-	-	-	-
Other income	-	-	-	-
Total other income (expense)	-	-	-	-
Loss before income taxes	(2)	(8)	(14)	(15)
Provision for income taxes	-	-	-	-
Net loss	$(2)	$(8)	$(14)	$(15)

Note 3. Share-Based Compensation

In 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123(R)") related to accounting for share-based payments and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Stock options	$8	$8	$16	$18
Total share-based compensation expense	$8	$8	$16	$18

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2009	47,500	$5.38
Granted	-	-
Exercised	-	-
Forfeited or expired	7,500	5.25
Balance at June 30, 2009	40,000	$5.40

The following table presents information regarding options outstanding as of June 30, 2009:

Weighted average contractual remaining term - options outstanding	8.23
Aggregate intrinsic value - options outstanding	-
Options exercisable	16,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	8.23

There were no options granted or exercised during the three or six months ended June 30, 2009.

As of June 30, 2009, future compensation costs related to nonvested stock options was $80 thousand.  Management anticipates that this cost will be recognized over a weighted average period of 3 years.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss from continuing operations	$(3)	$(188)	$(278)	$(288)
Net loss from discontinued operations	(2)	(8)	(14)	(15)
Net loss	$(5)	$(196)	$(292)	$(303)

Continuing Operations:
Denominator for basic earnings per share - weighted average shares	3,091	3,091	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-	-	-
Common stock warrants	-	-	-	-
Denominator for diluted earnings per share - weighted average shares and assumed conversion	3,091	3,091	3,091	3,091

Basic and diluted loss per share, continuing operations	$(.00)	$(.06)	$(.09)	$(.09)

Discontinued Operations:
Denominator for basic earnings per share - weighted average shares	3,091	3,091	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-	-	-
Common stock warrants	-	-	-	-
Denominator for diluted earnings per share - weighted average shares and assumed conversion	3,091	3,091	3,091	3,091

Basic and diluted loss per share, discontinued operations	$(.00)	$(.00)	$(.00)	$(.01)

Net Loss:
Denominator for basic earnings per share - weighted average shares	3,091	3,091	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-	-	-
Common stock warrants	-	-	-	-
Denominator for diluted earnings per share - weighted average shares and assumed conversion	3,091	3,091	3,091	3,091

Basic and diluted loss per share	$(.00)	$(.06)	$(.09)	$(.10)

** There are no dilutive shares used in the calculation of diluted earnings per share, continuing operations for the three and six months ended June 30, 2009 and 2008, since the Company had net losses for those periods.

Note 5.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  Inventory consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$397	$267
Work in progress	9	32
Finished goods	625	808
	1,031	1,107
Inventory reserve	-	-
Net inventory	$1,031	$1,107

Note 6.  Revolving Bank Loan Agreements

On May 1, 2009, the Company’s $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Bank matured.  The Credit Facility was not renewed by the Company. The Company had no outstanding debt balance at June 30, 2009.

Note 7.  Equity Transactions

There were no equity transactions during the six months ended June, 2009.

Note 8. Related Party Transaction

In January 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 941,000 shares, or approximately 30%, of the Company's common stock. The Company’s current Chief Executive Officer, has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services having been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC will pay the following: 1) an initial cash fee of $250,000 upon signing the Agreement in January 2009 ; 2) and in 2009, ARC will pay an annual fee of the greater of (i) $250,000, or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The initial restructuring fee of $250,000 was included in trade accounts payable at December 31, 2008 and was paid in January 2009.  Total expenses accrued for the six months ended June 30, 2009 was $125 thousand.  The Agreement will expire on December 31, 2013.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of both the recognition and measurement date elements of SFAS 158 did not have a material impact on our Consolidated Condensed Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. We did not have any business combinations in the first half of 2009, therefore the adoption of SFAS 141R did not impact our Consolidated Condensed Financial Statements during this period.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). This Statement sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Our adoption of SFAS 165 on June 30, 2009 did not have a material impact on our consolidated condensed financial statements. See Note 12 – Subsequent Events for additional information.

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets, an amendment of SFAS 140” (“SFAS 166”). This Statement eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred assets. This Statement also requires enhanced disclosures about the risk that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. SFAS 166 is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS 166 on our consolidated condensed financial statements.

In June 2009, the FASB issued SFAS 167 “Amendment to FASB Interpretation No. 46 (R).” This Statement amends FIN46R to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. SFAS 167 is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS 167 on our consolidated condensed financial statements.

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  This Statement states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority and effectively supersede SFAS 162. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 168 on our consolidated condensed financial statements.

Note 10.  Concentration of Credit Risk

One customer accounted for approximately 17% and 20% of the Company’s net sales for the six months ended June 30, 2009 and 2008, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Note 11.  Industry Segment Information

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” requires that we disclose certain information about our operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has one reportable segment, Manufacturing, which is a separate business unit that offers different products. Corporate represents the operations of the parent Company, excluding segment eliminations.

Note 12.  Subsequent Events

We have evaluated events after the date of these financial statements, June 30, 2009, through August 13, 2009, the date that these financial statements were available to be issued. There were no material subsequent events as of that date.

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

BUSINESS OVERVIEW

Unfavorable changes in domestic and global economic conditions resulted in an adverse effect on our sales revenue in the first six months of 2009 as compared to the prior year period.  Many of our large customers experienced surplus inventories from weakened sales of their products in late 2008, thereby reducing orders for our products in first half of 2009.  If economic conditions decline again in the future, our revenue could continue to be adversely affected.  But, we continue to focus on cutting our operational and general costs in order to improve our gross margins until demand rebounds.  We have no debt outstanding, and we have a cash balance of approximately $11.9 million at June 30, 2009.

Results of Continuing Operations for the Three Months Ended June 30, 2009 and 2008

Total revenues were approximately $1.2 million and $1.7 million for the three month periods ended June 30, 2009 and June 30, 2008, respectively. The decrease in revenues during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily attributable to decreased sales of our 3.5 GHz and our Global Positioning Systems (GPS) antennas in our Wireless Communications Solutions.   We expect sales of our Broadband and GPS products to closely trend with future economic global conditions.

Gross profit margins were 42% and 39% for the three and six months ended June 30, 2009 and June 30, 2008, respectively. The 3% increase in gross margin is primarily due to lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. plant operations.  We expect gross margins to continue to improve as we fully complete our manufacturing transition to our ARCHK facilities.

Selling, general and administrative expenses (SG&A) decreased 43% to $531 thousand in the second quarter 2009 as compared to $941 thousand in the prior year period.  SG&A as a percent of total revenues also decreased from 54% for the three months ended June 30, 2008 to 43% for the three months ended June 30, 2009. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 35% of the total SG&A costs for the three months ended June 30, 2009 and 53% for the three months ended June 30, 2008.  The majority of the overall decrease in SG&A is related to decreased personnel and salary costs as compared to the prior year period, but we are continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense decreased from $22 thousand for the three months ended June 30, 2008 to approximately $6 thousand for the current quarterly period primarily related to decreased amounts outstanding during the period under our Credit Facility with Citywide Bank.  At June 30, 2009, we had no debt outstanding.  Our Credit Facility expired on May 1, 2009 and is no longer outstanding.

Other income decreased during the second quarter 2009 to approximately $15 thousand as compared to $104 thousand in the second quarter 2008. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the three months ended June 30, 2009 and 2008, due to our net losses for both periods.

Results of Discontinued Operations for the Three Months Ended June 30, 2009 and 2008 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the three months ended June 30, 2009 and 2008 represent the operations of our subsidiary, Starworks Wireless. There were no revenues for the both three months ended June 30, 2009 and 2008 resulting in a loss from discontinued operations in the second quarter 2009 of $2 thousand compared to a loss from discontinued operations of $8 thousand for the same period in 2008.

Results of Continuing Operations for the Six Months Ended June 30, 2009 and 2008

Total revenues were approximately $2.3 million and $3.6 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively. The decrease in revenues during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily attributable to decreased sales of our 3.5 GHz and our Global Positioning Systems (GPS) antennas in our Wireless Communications Solutions.   We expect sales of our Broadband and GPS products to closely trend with future economic global conditions.

Gross profit margins were 41% and 38% for the six months ended June 30, 2009 and June 30, 2008, respectively. The 3% increase in gross margin is primarily due to lower operating costs resulting from our efforts in successfully transitioning most of our production to China through our Hong Kong subsidiary, ARCHK, as well as reducing overhead from our U.S. plant operations.  We expect gross margins to continue to improve as we fully complete our manufacturing transition to our ARCHK facilities.

Selling, general and administrative expenses (SG&A) decreased 31% to $1.3 million in the first half of 2009 as compared to $1.9 million in the prior year period.  But, SG&A as a percent of total revenues increased slightly from 51% for the six months ended June 30, 2008 to 55% for the six months ended June 30, 2009. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 34% of the total SG&A costs for the six months ended June 30, 2009 and 52% for the six months ended June 30, 2008.  The majority of the overall decrease in SG&A is related to decreased personnel and salary costs as compared to the prior year period, but we are continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense decreased from $31 thousand for the six months ended June 30, 2008 to approximately $9 thousand for the current year period primarily related to decreased amounts outstanding during the period under our Credit Facility with Citywide Bank.  At June 30, 2009, we had no debt outstanding.  Our Credit Facility expired on May 1, 2009 and is no longer outstanding.

Other income decreased during the first half 2009 to approximately $48 thousand as compared to $222 thousand in first half of 2008. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the six months ended June 30, 2009 and 2008, due to our net losses for both periods.

Results of Discontinued Operations for the Six Months Ended June 30, 2009 and 2008 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the six months ended June 30, 2009 and 2008 represent the operations of our subsidiary, Starworks Wireless. Revenues for the six months ended June 30, 2009 were only $1 thousand compared to revenues of $14 thousand for the six months ended June 30, 2008 resulting in a loss from discontinued operations in 2009 of $14 thousand compared to a loss from discontinued operations of $15 thousand for 2008.

Financial Condition

	June 30,	December 31,
(Thousands of dollars)	2009	2008

Current ratio (1)	15.75 to 1	8.20 to 1

Working capital (2)	$12,821	$13,155

Total debt	$-	$-

Total cash less debt	$11,892	$12,943

Stockholders' equity	$13,340	$13,616

Total liabilities to equity	0.06 to 1	0.14 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.
(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11.9 million at June 30, 2009 and hold no debt outstanding.  We believe that we have the ability to provide for our remaining 2009 operational needs through projected operating cash flow and cash on hand.

The net cash used by operating activities from continuing operations was $941 thousand for the six months ended June 30, 2009 compared to net cash used by operating activities from continuing operations of $8 thousand for the six months ended June 30, 2008. The primary reason for the change is the decrease in accounts payable and accrued expenses of $764 thousand over the prior period.

The net cash used in investing activities from continuing operations was $86 thousand for the six months ended June 30, 2009 compared to $55 thousand for the six months ended June 30, 2008, primarily the result of expenditures for patents and equipment.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2009 was $24 thousand compared to $348 thousand for the six months ended June 30, 2008. The decrease in the net cash used is primarily the result of the expiration of the Company’s line of credit in May 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have not used derivative financial instruments.

We are no longer exposed to market risk through interest rates related to our line of credit as the line of credit expired in May 2009.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2009, the Company completed the third-party outsourcing of our accounting and financial reporting processes and procedures.  During this transition period, the Company added additional financial reporting variance analysis, review and revisions to the internal policies.  The outsourcing of the accounting and financial reporting functions and the internal policy revisions described above represent changes in the Company’s internal control over its financial reporting during the six months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC WIRELESS SOLUTIONS, INC.

Date: August 13, 2009	By:	/s/ Jason Young
Jason Young Chief Executive Officer

Date: August 13, 2009	By:	/s/ Steve Olson
Steve Olson Chief Technology Officer