Form 10-Q
period 2009-09-30
ARC WIRELESS SOLUTIONS INC
filed 2009-11-13
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 1, 2009, the Registrant had 3,091,000 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2009

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$12,015	$12,943
Accounts receivable – trade, net	529	867
Inventory, net	1,168	1,107
Net assets of discontinued operations (Note 2)	1	16
Other current assets	63	49
Total current assets	13,776	14,982

Property and equipment, net	323	381

Other assets:
Intangible assets, net	122	124
Deposits	54	33
Total assets	$14,275	$15,520

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$642	$832
Accrued severance	-	451
Accrued expenses	353	450
Net liabilities of discontinued operations (Note 2)	-	8
Current portion of capital lease obligations	107	86
Total current liabilities	1,102	1,827

Capital lease obligations, less current portion	25	77
Total liabilities	1,127	1,904

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2009 and 2008, respectively.	2	2
Additional paid-in capital	20,759	20,735
Accumulated deficit	(7,613)	(7,121)
Total stockholders’ equity	13,148	13,616
Total liabilities and stockholders’ equity	$14,275	$15,520

* These numbers were derived from the audited financial statements for the year ended December 31, 2008.    See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales, net	$1,089	$2,270	$3,403	$5,878
Cost of sales	800	1,459	2,157	3,674
Gross profit	289	811	1,246	2,204

Operating expenses:
Selling, general and administrative expenses	513	856	1,786	2,727
Loss from continuing operations	(224)	(45)	(540)	(523)

Other income (expense):
Interest and other expense, net	(1)	(10)	(9)	(41)
Other income	15	78	63	300
Total other income	14	68	54	259
Income (loss) from continuing operations before income taxes	(210)	23	(486)	(264)
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	$(210)	$23	$(486)	$(264)
Income (loss) from discontinued operations	10	(12)	(4)	(28)
Net income (loss)	$(200)	$11	$(490)	$(292)
Net income (loss) per share – continuing operations – basic and diluted	$(.07)	$.00	$(.16)	$(.09)
Net income (loss) per share – discontinued operations – basic and diluted	$.00	$(.00)	$(.00)	$(.00)
Net income (loss) per share – basic and diluted	$(.07)	$.00	$(.16)	$(.09)
Weighted average shares – basic and diluted	3,091,000	3,091,000	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008

Operating activities
Net loss from continuing operations	$(486)	$(264)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	180	147
Non-cash stock compensation	24	26
Provision for doubtful accounts	-	57
Changes in operating assets and liabilities:
Accounts receivable, trade	338	120
Inventory	(61)	123
Prepaids and other current assets	(14)	24
Other assets	(22)	5
Accounts payable and accrued severance expenses	(737)	(9)
Net cash provided by (used in) continuing operations	(778)	229
Net cash provided by discontinued operations	3	6
Net cash provided by (used in) operating activities	(775)	235

Investing activities
Patent acquisition costs	(10)	(30)
Purchase of plant and equipment	(110)	(83)
Net cash used in investing activities, continuing operations	(120)	(113)

Financing activities
Net advances from line of credit	-	3,304
Net repayment of line of credit and capital lease obligations	(33)	(3,635)
Net cash used in financing activities, continuing operations	(33)	(331)

Net decrease in cash	(928)	(209)
Cash and cash equivalents, beginning of period	12,943	14,931
Cash and cash equivalents, end of period	$12,015	$14,722

Supplemental cash flow information:
Cash paid for interest, continuing operations	$9	$41
Issuance of stock for accrued fees, continuing operations	$-	$3
Acquisition of property and equipment through capital lease	$-	$103

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operation and its cash flows for the three and nine months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future period.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks") and ARC Wireless Hong Kong Limited, ("ARCHK"). In 2008, management determined it was no longer profitable to operate Starworks and operations were terminated, therefore, Starworks has been accounted for as a discontinued operation for all periods presented. See Note 2 – Discontinued Operations for further discussion. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $7.6 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2009.

Use of Estimates

The preparation of the Company’s consolidated condensed financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of September 30, 2009, the Company’s total cash balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000, effective October 3, 2008 to December 31, 2009, by approximately $11 million. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 days of the invoice date.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $460 thousand at both September 30, 2009 and December 31, 2008. Bad debt expense was $28 thousand and $57 thousand for the three and nine months ended September 30, 2008. There was no bad debt expense during the 2009 periods.

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three and nine months ended September 30, 2009 and 2008, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2009 and December 31, 2008.

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

Information related to the discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales, net	$-	$14	$1	$27
Total revenue	-	14	1	27

Cost of sales	(7)	26	1	55
Total cost of goods sold	(7)	26	1	55

Gross income (loss)	7	(12)	-	(28)

Operating expenses:
Selling, general and administrative expenses	(3)	-	4	-
Income (loss) from operations	10	(12)	(4)	(28)

Other income (expense):
Interest expense, net	-	-	-	-
Other income	-	-	-	-
Total other income (expense)	-	-	-	-
Income (loss) before income taxes	10	(12)	(4)	(28)
Provision for income taxes	-	-	-	-
Net income (loss)	$10	$(12)	$(4)	$(28)

Note 3. Share-Based Compensation

In 2006, the Company adopted ASC 718, Stock Compensation, related to accounting for share-based payments and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Stock options	$8	$8	$24	$26
Total share-based compensation expense	$8	$8	$24	$26

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2009	47,500	$5.38
Granted	-	-
Exercised	-	-
Forfeited or expired	7,500	5.25
Balance at September 30, 2009	40,000	$5.40

The following table presents information regarding options outstanding and exercisable as of September 30, 2009:

Weighted average contractual remaining term - options outstanding	7.98
Aggregate intrinsic value - options outstanding	-
Options exercisable	16,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	7.98

There were no options granted or exercised during the three or nine months ended September 30, 2009.

As of September 30, 2009, future compensation costs related to nonvested stock options was $72 thousand.  Management anticipates that this cost will be recognized over a weighted average period of three years.

Note 4. Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. For periods where the Company has incurred a net loss, stock options were not included in the computation of diluted loss per share because their effect was anti-dilutive, therefore, basic and fully diluted loss per share are the same for those periods.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss) from continuing operations	$(210)	$23	$(486)	$(264)
Net income (loss) from discontinued operations	10	(12)	(4)	(28)
Net income (loss) from continuing operations	$(200)	$11	$(490)	$(292)

Continuing Operations:
Denominator for basic earnings per share - weighted average shares	3,091	3,091	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-	-	-
Denominator for diluted earnings per share - weighted average shares and assumed conversion	3,091	3,091	3,091	3,091

Basic and diluted income (loss) per share, continuing operations	$(0.07)	$0.00	$(0.16)	$(0.09)

Discontinued Operations:
Denominator for basic earnings per share - weighted average shares	3,091	3,091	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-	-	-
Denominator for diluted earnings per share - weighted average shares and assumed conversion	3,091	3,091	3,091	3,091

Basic and diluted income (loss) per share, discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Net income (loss):
Denominator for basic earnings per share - weighted average shares	3,091	3,091	3,091	3,091
Effect of dilutive securities
Employee stock options	-	-	-	-
Denominator for diluted earnings per share - weighted average shares and assumed conversion	3,091	3,091	3,091	3,091

Basic and diluted income (loss) per share	$(0.07)	$0.00	$(0.16)	$(0.09)

Note 5.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  Inventory consists of the following amounts (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$366	$267
Work in progress	9	32
Finished goods	793	808
	1,168	1,107
Inventory reserve	-	-
Net inventory	$1,168	$1,107

Note 6.  Revolving Bank Loan Agreements

On May 1, 2009, the Company’s $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Bank matured.  The Credit Facility was not renewed by the Company. The Company had no outstanding debt balance at September 30, 2009.

Note 7.  Equity Transactions

There were no equity transactions during the nine months ended September 30, 2009.

Note 8. Related Party Transaction

In January 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 576,000 shares, or approximately 18%, of the Company's common stock. The Company’s current Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC has agreed to pay the following: 1) an initial cash fee of $250 thousand upon signing the Agreement in January 2009; 2) during 2009, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The initial restructuring fee of $250 thousand was included in accrued liabilities at December 31, 2008 and was paid in January 2009. Total expenses accrued for the nine months ended September 30, 2009 were $187 thousand. The Agreement will expire on December 31, 2013.

Note 9.  Recent Accounting Pronouncements

In December 2007, FASB issued guidance related to Business Combinations under ASC 805, Business Combinations, and guidance related to the accounting and reporting of noncontrolling interest under FASB ASC 810-10-65-1, Consolidation. This guidance significantly changes the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. This guidance became simultaneously effective January 1, 2009. We did not have any business combinations in the first nine months of 2009; therefore, the adoption of this guidance did not impact our Consolidated Condensed Financial Statements during this period.

In February 2008, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures. This guidance delayed the effective date of the guidance under ASC 820 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of ASC 820 and its application to our nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on our Consolidated Condensed Financial Statements.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 as of June 30, 2009 and have included the required disclosures in our Consolidated Condensed Financial Statements. See Note 12 – Subsequent Events for additional information.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our Consolidated Condensed Financial Statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances for which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. We adopted this guidance as of September 30, 2009, which did not have a material impact on our Consolidated Condensed Financial Statements.

Note 10.  Concentration of Credit Risk

One customer accounted for approximately 17% and 10% of the Company’s net sales for the nine months ended September 30, 2009 and 2008, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Note 11.  Industry Segment Information

ASC 280, Segment Reporting, requires that we disclose certain information about our operating segment where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has one reportable segment, Manufacturing, which is a separate business unit that offers a variety of wireless components and network solutions to service providers, system integrators, value added resellers, businesses and consumers, primarily in the United States.

Note 12.  Subsequent Events

We have evaluated events after the date of these financial statements, September 30, 2009, through November 13, 2009, the date that these financial statements were available to be issued. There were no material subsequent events as of that date.

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

BUSINESS OVERVIEW

Unfavorable changes in domestic and global economic conditions had an adverse effect on our sales revenue during the first nine months of 2009 as compared to the prior year period.  Many of our large customers experienced surplus inventories due to weakened sales of their products, thereby reducing orders for our products in the first nine months of 2009.  If economic conditions do not improve in the future, our revenue could continue to be adversely affected. We continue to focus on cutting our operational and general costs in order to improve our gross margins until demand rebounds.  We have no debt outstanding, and we have a cash balance of approximately $12 million at September 30, 2009.

Results of Continuing Operations for the Three Months Ended September 30, 2009 and 2008

Total revenues were approximately $1.1 million and $2.3 million for the three month periods ended September 30, 2009 and 2008, respectively. The decrease in revenues during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily attributable to decreased sales of our 3.5 GHz and our Global Positioning Systems (GPS) antennas in our Wireless Communications Solutions.   We expect sales of our Broadband and GPS products to closely trend with future economic global conditions.

Gross profit margins were 27% and 36% for the three months ended September 30, 2009 and 2008, respectively. The 9% decrease in gross margin is due to lower revenue resulting from decreased sales volumes, lower margin on product sales to one GPS customer, non-recurring costs related to employee expenses and timing differences between manufacturing a custom product order and the recognition of revenue of such product.  We expect gross margins to improve as we fully complete our manufacturing transition to our ARC Hong Kong facilities.

Selling, general and administrative expenses (SG&A) decreased 40% to $513 thousand in the third quarter 2009 as compared to $856 thousand in the prior year period.  SG&A as a percent of total revenues increased from 38% for the three months ended September 30, 2008 to 47% for the three months ended September 30, 2009. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 36% of the total SG&A costs for the three months ended September 30, 2009 and 62% for the three months ended September 30, 2008. While the majority of the overall decrease in SG&A is related to decreased personnel and salary costs as compared to the prior year period, we are continuing our efforts to streamline our operations and reduce costs in other areas such as office costs, public company and other administrative expenses.

Net interest expense decreased from $10 thousand for the three months ended September 30, 2008 to approximately $1 thousand for the current quarterly period primarily related to decreased amounts outstanding during the period under our Credit Facility with Citywide Bank.  At September 30, 2009, we had no debt outstanding.  Our Credit Facility expired on May 1, 2009 and is no longer outstanding.

Other income decreased during the third quarter 2009 to approximately $15 thousand as compared to $78 thousand in the third quarter 2008. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the three months ended September 30, 2009 and 2008, due to our net losses for both periods.

Results of Discontinued Operations for the Three Months Ended September 30, 2009 and 2008 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the three months ended September 30, 2009 and 2008 represent the operations of our subsidiary, Starworks Wireless. There were no revenues for the three months ended September 30, 2009 and $14 thousand in revenues for the three months ended September 30, 2008. However, during the third quarter 2009, we had inventory adjustments which resulted in income from discontinued operations in the third quarter 2009 of $10 thousand compared to a loss from discontinued operations of $12 thousand for the same period in 2008.

Results of Continuing Operations for the Nine Months Ended September 30, 2009 and 2008

Total revenues were approximately $3.4 million and $5.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. The decrease in revenues during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily attributable to decreased sales of our 3.5 GHz and our Global Positioning Systems (GPS) antennas in our Wireless Communications Solutions. We expect sales of our Broadband and GPS products to closely trend with future economic global conditions.

Gross profit margins were 37% for both the nine months ended September 30, 2009 and 2008, respectively. We expect gross margins to begin to improve as we fully complete our manufacturing transition to our ARC Hong Kong facilities.

Selling, general and administrative expenses (SG&A) decreased 35% to $1.8 million in the first nine months of 2009 as compared to $2.7 million in the prior year period. SG&A as a percent of total revenues increased from 46% for the nine months ended September 30, 2008 to 52% for the nine months ended September 30, 2009 due to decreased sales volume. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 34% of the total SG&A costs for the nine months ended September 30, 2009 and 55% for the nine months ended September 30, 2008.  The majority of the overall decrease in SG&A is related to reductions in personnel and salary costs as compared to the prior year period; we are also continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense decreased from $41 thousand for the nine months ended September 30, 2008 to approximately $9 thousand for the current year period primarily related to decreased amounts outstanding during the period under our Credit Facility with Citywide Bank.  At September 30, 2009, we had no debt outstanding. Our Credit Facility expired on May 1, 2009 and is no longer outstanding.

Other income decreased during the first nine months of 2009 to approximately $63 thousand as compared to $300 thousand in the first nine months of 2008. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the nine months ended September 30, 2009 and 2008, due to our net losses for both periods.

Results of Discontinued Operations for the Nine Months Ended September 30, 2009 and 2008 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the nine months ended September 30, 2009 and 2008 represent the operations of our subsidiary, Starworks Wireless. Revenues for the nine months ended September 30, 2009 were only $1 thousand compared to revenues of $27 thousand for the nine months ended September 30, 2008 resulting in a loss from discontinued operations in 2009 of $4 thousand compared to a loss from discontinued operations of $28 thousand for 2008.

Financial Condition

	September 30,	December 31,
(Thousands of dollars)	2009	2008

Current ratio (1)	12.50 to 1	8.20 to 1

Working capital (2)	$12,674	$13,155

Total debt	$-	$-

Total cash less debt	$12,015	$12,943

Stockholders' equity	$13,148	$13,616

Total liabilities to equity	0.09 to 1	0.14 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $12 million at September 30, 2009 and hold no debt outstanding.  We believe that we have the ability to provide for our remaining 2009 operational needs through projected operating cash flow and cash on hand.

The net cash used by operating activities from continuing operations was $778 thousand for the nine months ended September 30, 2009 compared to net cash provided by operating activities from continuing operations of $229 thousand for the nine months ended September 30, 2008. The primary reason for the change is the cash used to reduce in accounts payable and accrued severance expenses by $737 thousand during the 2009 period.

The net cash used in investing activities from continuing operations was $120 thousand for the nine months ended September 30, 2009 compared to $113 thousand for the nine months ended September 30, 2008, primarily the result of expenditures for provisional and regular patent filings, on going patent and trademark fees and manufacturing equipment purchases for our China production operation. The new provisional and regular patent filings were associated with our broadband wireless technologies.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2009 was $33 thousand compared to $331 thousand for the nine months ended September 30, 2008. The decrease in the net cash used is primarily the result of the expiration of the Company’s line of credit in May 2009.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.   Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)

10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (3)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (3)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (4)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (5)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (5)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (5)

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Nominating Policies and Procedures

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(4)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(5)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC WIRELESS SOLUTIONS, INC.

Date: November 13, 2009	By:	/s/ Jason Young
Jason Young Chief Executive Officer

Date: November 13, 2009	By:	/s/ Steve Olson
Steve Olson Chief Technology Officer