Form 10-K/A
period 2008-12-31
ARC WIRELESS SOLUTIONS INC
filed 2009-12-09
CIK 826326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants’ knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Issuer's revenues for its most recent fiscal year: $7,257,000

The number of shares of the registrant’s $.0005 par value common stock outstanding as of January 31, 2009 was 3,091,350

Explanatory Note: This Amendment Number 1 to the Annual Report on Form 10-K of ARC Wireless Solutions, Inc. (the “Company”), amends only those Items of the Form 10-K originally filed on March 31, 2009 contained herein.  All other Items of the Form 10-K originally filed on March 31, 2009 are incorporated herein by reference thereto without changes.  This Amendment is filed to revise that portion of Item 10 pertaining to Section 16(a) Beneficial Ownership Reporting Compliance.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2008, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form (a)
Jason Young Chief Executive Officer Chairman of the Board of Directors	2	2	2
Viktor Nemeth Director	1	1	1
Marco Vega Director	1	1	1
Randall P. Marx Chief Executive Officer, Director, and Secretary	1	1	1
Donald A. Huebner Director	1	1	1
Robert E. Wade Director	1	1	1
Sigmund A. Balaban Director	1	1	1
Richard L. Anderson Executive Vice President	1	1	1
Monty R. Lamirato Chief Financial Officer and Treasurer	1	1	1
Evansville Limited 10% shareholder	1	1	1
Brean Murray Carret Group, Inc. 10% shareholder	1	1	1

(a) The Company has only recently become aware of the delinquent filing of Form 3s and Form 4s by current and former officers, directors, and 10% owners.  The Company intends to take action to rectify this situation for the current officers, directors and 10% shareholders within the next ten (10) days.

Item 15.  Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000. (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998. (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and theCompany dated May 24, 2000. (3)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and theCompany dated as of July 28, 2006. (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer TitleServices, LLC. (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx. (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato. (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson. (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson. (6)
10.8	Separation Agreement effective November 18, 2008 between the Company and Randall P. Marx. (8)
10.9	Separation Agreement effective November 26, 2008 between the Company and Monty R. Lamirato. (8)
10.10	Separation Agreement effective November 26, 2008 between the Company and Richard L. Anderson. (8)
14.1	Amended and Restated Code of Ethics. (7)
21.1	Subsidiaries of the Registrant. (8)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Nominating Policies and Procedures. (9)

(1)	Incorporated by reference from the Company’s Report on Form 10-KSB for December 31, 2000 filed withthe Securities and Exchange Commission on April 2, 2001.
(2)	Incorporated by reference from the Company’s Report on Form 10-KSB for December 31, 1997 filed withthe Securities and Exchange Commission on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K filed with the Securitiesand Exchange Commission on June 8, 2000.
(4)	Incorporated by reference from the Company’s Report on Form 8-K/A filed with the Securities andExchange Commission on August 2, 2006.
(5)	Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and ExchangeCommission on February 7, 2008.
(6)	Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and ExchangeCommission on November 8, 2007.
(7)	Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and ExchangeCommission on November 13, 2006.
(8)	Incorporated by reference from the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
(9)	Incorporated by reference from the Company’s Schedule 14A filed with the Securities and Exchang Commission on December 1, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Wireless Solutions, Inc.

Date: December 9, 2009	By:	/s/ Jason Young
Name: Jason Young Title: Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

December 9, 2009	/s/ Jason Young Jason Young, Director
December 9, 2009	/s/ Viktor Nemeth Viktor Nemeth, Director

December 9, 2009	/s/ Marco Vega Marco Vega, Director

December 9, 2009	/s/ Javier Baz Javier Baz, Director

December 9, 2009	/s/ Amit Chatwani Amit Chatwani, Director