Form 10-K
period 2009-12-31
ARC WIRELESS SOLUTIONS INC
filed 2010-03-19
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒      No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒      No ☐

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
Yes ☒      No ☐

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
Yes☐        No ☒

As of June 30, 2009, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7 million. This calculation is based upon the average of the bid and ask price of $2.25 of the stock on June 30, 2009 as reported by NASDAQ. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant’s $.0005 par value common stock outstanding as of January 31, 2010 was 3,091,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, which will be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders, are incorporated by reference unto Part III of this Form 10-K.

ARC Wireless Solutions, Inc.
 Form 10-K for the Year Ended December 31, 2009

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties, and a number of factors could cause actual results or outcomes to differ materially from our expectations. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

PART I

Item 1.  Business

Overview

Our Company

ARC Wireless Solutions, Inc. (referred to as “ARC Wireless,” the “Company,” “we,” “us” and “our”) is a provider of high quality and cost effective wireless network component and wireless network solutions. We design, develop, manufacture, market and sell a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, conformal and flat panel antennas. We negotiate and manage our contract manufacturing relationships through our wholly-owned subsidiary, ARC Wireless Hong Kong Limited (“ARCHK”). During 2009, we also began manufacturing some of our products and components using our own production facility in China, which is under the supervision of ARCHK.

We were organized under the laws of the State of Utah on September 30, 1987. The Company is and expects to remain a “reporting company.” We will therefore be required to continue to file annual, quarterly and other filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website at www.arcwireless.net, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. You may also request a copy of our filings at no cost, by writing or telephoning us at: ARC Wireless Solutions, Inc., 10601 W. 48th Ave, Wheat Ridge, CO 80033, phone:303-421-4063. Our Amended and Restated Code of Ethics, Compensation Committee Charter and Audit Committee Charter are also available on our website.

In 2008 management determined it was no longer profitable to operate Starworks Wireless, Inc. (“Starworks”), our wholly-owned subsidiary, and operations were terminated. Starworks specialized in the design, marketing, and distribution of cable in the United States, primarily through original equipment manufacturing (“OEM”s) and third-party distributors, retailers and the Internet.

Principal Products

Our principal products include the following:

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

Global Positioning System (“GPS”) Antennas

We have developed proprietary, GPS antenna systems that integrate with a GPS receiver. GPS receivers communicate with a constellation of globe-orbiting satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military, civilian and commercial boats, planes, surveying companies, recreational hikers, and, more recently, in vehicle tracking and asset management. We are currently marketing our GPS antenna products on an OEM basis for the purposes of fleet management, asset management, and vehicle tracking systems.

We have also developed a proprietary, patented, amplified GPS/Cellular combination antennas that integrate with GPS receivers. We are currently selling this product to fleet and asset management companies on a worldwide basis. Conventional GPS antenna systems are mounted on the exterior of a vehicle or other asset, while our product can be mounted on the interior of an automobile or truck, protecting the antenna from weather, theft, and vandalism.

Cellular Base Station Antennas

Our cellular systems include several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas have been deployed in some of the AT&T, Telefonica and Qwest mobile phone carrier networks, as well as other carrier networks across the United States and Latin America. We have supplied our base station antenna products both directly to the carriers and through other channels, such as OEMs and distributors. Our base station antenna products have been supplied to Alcatel, Bechtel, General Dynamics, Tessco, Domital and Sprint North Supply.

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

Portable Antennas

Our portable antennas are unique, flexible antenna systems that are used to increase the antenna gain and product performance for a variety of wireless devices. Typically, the product can be connected to a radio or cellular phone or installed either directly in or on a computer or other device. We market two primary portable antenna designs, the Freedom Antenna® and the “Blade” antenna. The Freedom Antenna® is a unique broadband, patented antenna designed to work with cellular phones and other mobile wireless devices in a frequency range of 800 MHz to 3 GHz. The “Blade” Antenna is a smaller more compact design that uses the same patented technology as the Freedom Antenna®. It is a passive device that attaches to cell phones, PDAs, laptop air cards and other devices in the 800 MHz to 3 GHz frequency range and can be used at home or while working or traveling that boosts wireless signals. The main design parameter of our mobile antennas is flexibility; creating an antenna that will function in several wireless applications or installations without requiring modification of the fundamental design of the antenna. We market the portable antenna systems along with our existing commercial wireless products to existing and new customers.

Test Range

We have an antenna test range for the purpose of testing RF antennas with a frequency range up to 6GHz. The antennas test range consists of a Scientific Atlanta Model 2095 Microwave Measurement System and 40 foot indoor anechoic test chamber. From time to time, we may rent the test range to other companies interested in testing the performance of their finished wireless product.

Foreign Sales

Direct export sales to customers outside North America were approximately 25% and 20% of our sales for the fiscal year ended December 31, 2009 and 2008, respectively. In 2009, only one customer located outside of North America accounted for sales of more than 5%; this customer accounted for 7% of sales.

Marketing and Distribution

We market our commercial line of antennas directly to distributors, installers, and retailers of antenna accessories. Current distribution consists of several domestic and international distributors. We also market our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Potential customers are identified through trade advertising, phone contacts, trade shows, and field visits. We provide individual catalog and specification brochures describing existing products. The same brochures are utilized to demonstrate our capabilities to develop related products for OEM and other commercial customers. Our www.antennas.com and www.freedomantenna.com websites include information about our products and our www.arcwireless.net website provides background as well as financial and other shareholder-oriented information. The websites, among other things, are designed to encourage both existing and potential customers to view us as a potential source for diversified wireless solutions. Inquiries through the website are pursued by our sales personnel. To help customers get answers quickly about our products, we have established a toll-free telephone number administered by our customer service personnel from 8:00 a.m. to 5:00 p.m. Mountain Time. Many of our products are also marketed internationally. We also have numerous international distributors marketing our products in several countries.

Production

We produce most of the customized items that we use to manufacture our products excluding cable, connectors and other generic components. We believe that this control over the production process allows us to be more competitive efficient, and responsive to customers, and it also allows us to take advantage of additional opportunities in the wireless communications market.

The manufacturing of the majority of our products and components is currently in China under the supervision of our wholly-owned subsidiary, ARCHK, and we anticipate that a majority of all production of our products and components will continue to be manufactured in China.

Research And Development

Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2009 and 2008. We spent approximately $430 thousand and $499 thousand on R&D in 2009 and 2008, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Employees

At December 31, 2009, we had 13 full time employees including 3 in manufacturing and distribution, 2 in sales and customer support, 6 in engineering and product development, and 2 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

Competition

The market for wireless network components is highly competitive, and our current and proposed products compete with products of larger companies that are better financed, have established markets, and maintain larger sales organizations and production capabilities. In marketing our products, we have encountered competition from other companies, both domestic and international. At the present time, our market share of the overall wireless network component market is small. Our antenna products are designed to be unique, and in some cases are patented. Our products normally compete with other products principally in the areas of price and performance. However, we believe that our products work as well as or better than competing products and usually sell for the same price or less.

Government Regulations

We are subject to government regulation of our business operations in general, and the telecommunications industry also is subject to regulation by federal, state, and local regulatory and governmental agencies. Under current laws and the regulations administered by the Federal Communications Commission (“FCC”), there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. We believe that our antennas that are also used to transmit signals are in compliance with current laws and regulations. Current laws and regulations are subject to change and our operations may become subject to additional regulation by governmental authorities. We may be significantly impacted by a change in either statutes or rules.

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

A former employee, David E. McConnell, is the inventor of record for a patent for a coaxial cable connector, which will expire in 2017, all rights to which are owned by the Company. In addition, Dr. Mohamed Sanad, a former Principal Consulting Engineer, is the inventor of record for a patent that was designed for remote wireless metering and that will expire in 2019. He is also the inventor of another patent used for remote wireless metering as well as mobile data collection, which will expire in 2019. Dr. Sanad has permanently assigned to us all of the rights to these patents.

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

We have also filed a utility patent application with Mr. Jeffrey A. Godard and Mr. Olson as inventors of record, both of whom have permanently assigned to us all patent and other rights to any commercial products covered by this utility patent application. This patent application for our Microstrip Fed Log antenna has been granted and will expire in 2022.

Mr. Olson is also the inventor for the technology used for our DUALBASE™ antenna. Mr. Olson has permanently assigned to us all patent and other rights in the products covered by this utility patent, and all other products that have been and will be developed while employed by us. This patent application for our Omni-Dual Band Antenna & System has been granted and will expire in 2024.

We also have the exclusive commercial licensing rights to the following patents, US6,121,929, US5,905,465, US6,239,751 and US6,414,636.

In addition to the above referenced patents, we have filed one provisional and two regular patent applications in 2009.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following “Risk Factors” section and elsewhere in this Annual Report. In addition, the words “believe”, “may”, “will”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Risk Factors:

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Annual Report:

We have a history of prior losses and there is no assurance that our operations will be profitable in the future.

From inception through December 31, 2009, we have primarily incurred losses from operations. Profits incurred in certain years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 15 of this Annual Report on Form 10-K.

Our industry encounters rapid technological changes, and there is no assurance that our research and development activities can timely lead to new and improved products when the market demands them.

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

We do not currently have any agreements with any of our vendors, and such vendors could stop manufacturing products for us at any time.

Although we believe that we could locate alternate vendors if any of our vendors terminated their business, our operations could be impacted until alternate vendors are found.

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

We are subject to government regulation of our business operations in general. Certain of our products are subject to regulation by the FCC because they are designed to transmit signals. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with government laws and regulations, we may incur significant costs for compliance in the future.

We have not paid any cash dividends with respect to our shares, and it is unlikely that we will pay any cash dividends on our shares in the foreseeable future.

We currently intend that any earnings that we may realize will be retained in the business for further development and expansion.

We have significant sales concentrated in a few customers.

The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues. In addition to the potential loss of significant customers, our business is affected by general economic conditions and any extended weakness in the U.S. and the world economy could reduce our business prospects and could cause decreases in our revenues and operating cash flows.

The Company may make future acquisitions, which could involve numerous risks, including:

•	diversion of management’s attention;
•	the effect on the Company’s financial statements of the amortization of acquired intangible assets;
•	the cost associated with acquisitions and the integration of acquired operations; and
•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations. There can be no assurance that any business that we acquire will achieve anticipated revenues or operating results.

Other Risks

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

•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	reductions in credit ratings and/or unavailability of adequate capital;

•	failure to attract new sources of business from expansion of products or services or entry into new markets;

•	inability to manage future adverse industry trends;

•	future periodic assessments required by current or new accounting standards resulting in additional charges; and

•	unstable economic and political conditions in China and adverse changes in the economic conditions or government policies in China.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal offices are located at 10601 West 48th Avenue, Wheat Ridge, Colorado, where we lease approximately 50,000 square feet of office, production and warehouse space for our corporate office, engineering and limited manufacturing of antennas and for use by each of our segments. This lease commenced on July 1, 2003 and expires on June 30, 2010.

In addition, we lease office space, in Hong Kong for our subsidiary ARC Wireless Hong Kong Limited. We also lease a building in China used for manufacturing our products.

For additional information, please see Note 8 to the audited consolidated financial statements included elsewhere in this Form 10-K.

Item 3.  Legal Proceedings

The company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No material litigation exists at December 31, 2009 or at the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 16, 2009, and 1,815,977 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

(1)           For election of the following nominees as directors:

Name	Number of Shares For	Withheld

Viktor Nemeth	1,771,315	44,662
Marco Vega	1,781,315	34,662
Jason Young	1,769,805	46,172
Amit Chatwani	1,781,275	34,702
Javier Baz	1,781,215	34,762

(2)           Proposal to ratify the selection of HEIN & Associates, LLP as the Company’s independent registered public accounting firm.

Number of Shares:

1,808,509 (For)	988 (Against)	6,480 (Abstain)	0 (Not Voting)

(3)           In their discretion, the Proxies as authorized to vote upon such as other business as may properly come before the meeting.

Number of Shares:

1,670,830 (For)	138,224 (Against)	6,923 (Abstain)	0 (Not Voting)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “ARCS” until February 11, 2007. On February 12, 2007, our common stock began trading under the symbol “ARCW” on the OTCBB. On April 10, 2007, our common stock ceased trading on the OTCBB, and began trading on the NASDAQ Capital Markets Exchange (the “NASDAQ–CM”). Because trading in our shares is so limited, prices can be highly volatile.

The table below represents the high and low closing sales prices of our common stock on the NASDAQ-CM during each of the quarters in the past two fiscal years.

Common Stock

	High Sales Price	Low Sales Price
March 31, 2008	$5.30	$4.31
June 30, 2008	$5.10	$4.31
September 30, 2008	$4.65	$3.45
December 31, 2008	$4.00	$2.37
March 31, 2009	$3.25	$2.70
June 30, 2009	$2.86	$1.84
September 30, 2009	$2.75	$1.90
December 31, 2009	$2.70	$2.25

On December 31, 2009, the closing sales price for our common stock was $2.33 and the approximate number of our shareholders of record was 393. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2008, we recorded the issuance of 1,219 shares of common stock to directors for outstanding obligations for directors’ fees in the amount of $5,500. We had no such issuances during 2009.

These issuances were granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because (i) we did not engage in any general solicitation or advertising to market the securities;  (ii) all of our reports filed under the Securities Exchange Act of 1934 were made available to the recipients; (iii) each recipient was provided the opportunity to ask questions and receive answers from us regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the company; and (v) the recipients received “restricted securities” that include a restrictive legend on the certificate.

Equity Compensation Plan Information.

Securities authorized for issuance under our equity compensation plans as of December 31, 2009 are as follows:

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	40,000	$5.40	260,000
Equity compensation plans not approved by security holders	0	-	-
Total	40,000	$5.40	260,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. See “Cautionary Statements” at the beginning of this report on Form 10-K for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

Business Overview

We focus on wireless broadband technology related to propagation and optimization. We design and develop antennas that extend the reach of broadband and other wireless networks and that simplify the implementation of those networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers and other original equipment manufacturers. Our strategy is focused on enhancing value for our stockholders by increasing revenues while at the same time reducing our overhead.

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

Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (“WiMAX”), WiFi or vendor specific proprietary solutions; traditional LMR/PMR solutions supporting public safety, commercial (2-way and trunked systems), and industrial automation markets; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking and monitoring; Machine to machine (“M2M”) communications for controlling or monitoring data from devices; and cellular base station antennas to build out or optimize carrier networks. In addition, management is actively involved in evaluating investment alternatives for our cash and cash equivalents of approximately $11.8 million at December 31, 2009.

Financial Condition

At December 31, 2009, we had approximately $12.2 million in working capital, which represents a decrease of approximately $1 million from working capital at December 31, 2008 of $13.2 million.

We had total assets of $13.8 million as of December 31, 2009 as compared with $15.5 million as of December 31, 2008. The decrease is mostly attributable to cash used to fund operating losses and the accrued severance payments in 2009 and the decrease in accounts receivable due to lower sales during the year.

Liabilities decreased from $1.9 million at December 31, 2008 to $1.1 million at December 31, 2009 primarily as a result of a decrease in accrued severance expenses of $451 thousand which were paid out to former employees in 2009.

While we have seen a decline in orders from customers, both domestically and internationally as a result of the current economic environment, a trend we do not expect to reverse in 2010, we continue our efforts to acquire new customers.

Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2010 and into the foreseeable future.

Results of Continuing Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Total revenues were $4.4 million and $7.3 million for the years ended December 31, 2009 and 2008, respectively. The 39% decrease in revenues during the year ended December 31, 2009 compared to the year ended December 31, 2008 is attributable to decreased sales of our 3.5 GHz and our Global Positioning Systems (“GPS”) antennas. We expect sales of our Broadband and GPS products to closely trend with future economic global conditions.

Gross profit margins were 32.8% and 31.9% for the years ended December 31, 2009 and 2008, respectively. The increase in gross margin is primarily due to our focus on cutting our operational and general costs.

Selling, general and administrative expenses (“SG&A”) decreased 44% to $2.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. SG&A as a percent of total revenues decreased from 60% for the year ended December 31, 2008 to 56% for the year ended December 31, 2009. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 32.8% of the total SG&A costs for the year ended December 31, 2009 and 56% for the year ended December 31, 2008.  The majority of the overall decrease in SG&A is related to reductions in personnel and salary costs as compared to the prior year period; we are also continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense was $11 thousand for the year ended December 31, 2009 compared to $45 thousand for the year ended December 31, 2008. The decrease in interest expense is primarily related to decreased amounts outstanding during the period under our former Credit Facility with Citywide Bank.  Our Credit Facility expired on May 1, 2009 and is no longer outstanding. At December 31, 2009, we had no debt outstanding.

Other income decreased during 2009 to approximately $102 thousand as compared to $383 thousand in 2008. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the year ended December 31, 2009 and 2008, due to our net losses for both periods.

The Company had a net loss from continuing operations of approximately $941 thousand for the year ended December 31, 2009 compared to a net loss from continuing operations of $1.8 million for the year ended December 31, 2008. The primary reasons for the decrease in the net loss in 2009 are: a decrease in sales of $2.9 million resulting in lower gross profit margins of $869 thousand offset by the decrease in SG&A of $1.9 million; all of which are discussed above.

Results of Discontinued Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the years ended December 31, 2009 and 2008 represent the operations of our subsidiary, Starworks. In 2008, management decided to suspend its efforts to sell cable through its Starworks subsidiary so that it can focus on higher margin products through its Wireless Communications Solutions Division. Revenues for the year ended December 31, 2008 were only $25 thousand compared to revenues of $1 thousand for the year ended December 31, 2009 resulting in a loss from discontinued operations of $4 thousand and $91 thousand for 2009 and 2008, respectively.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements set forth in this Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2009, our net accounts receivable balance was $476 thousand.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an ongoing basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2009, our inventory balance was $1 million.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2009, we had $122 thousand of intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

Income Taxes: We account for income taxes pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial  reporting basis and the tax basis of the company’s assets and  liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis. As of December 31, 2009, we recorded a valuation allowance against deferred taxes of $1.7 million. In July 2006, the FASB issued guidance under ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of ASC 740.

We adopted ASC 740 as of January 1, 2007. The adoption of ASC 740 did not impact our consolidated financial condition, consolidated results of operations or consolidated cash flows.

On an ongoing basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations, and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are cash, trade and vendor accounts receivable, inventory, property and equipment and intangible assets. Our reserve for doubtful accounts of $3 thousand should be adequate for any exposure to loss in our accounts receivable as of December 31, 2009. As of December 31, 2009, we have an inventory reserve of $61 thousand recorded for slow moving and obsolete inventories and physical inventory adjustments. We believe this reserve is adequate at December 31, 2009. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncements

In February 2008, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures. This guidance delayed the effective date of the guidance under ASC 820 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of ASC 820 and its application to our nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 as of June 30, 2009 and have included the required disclosures in our Consolidated Financial Statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances for which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. We adopted this guidance as of September 30, 2009, which did not have a material impact on our Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-18 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

a)	Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, our principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b)           Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Company’s directors and executive officers is set forth under “Proposal One: Election of Directors”, “Executive Officers of ARC” and “Section 16(a) Beneficial-Ownership Reporting Compliance” in ARC’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference.

Information regarding corporate governance is set forth under “Corporate Governance” in ARC’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference.

ARC has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  ARC has posted a copy of the code on ARC’s internet website at the internet address: www.arcwireless.net/investor_relations/3corporate.html.  Copies of the code of ethics may be obtained free of charge from the Company’s website at the above internet address.

Item 11. Executive Compensation

Information regarding ARC’s compensation of its Chief Executive Officer, Chief Financial Officer and other named executive officers is set forth under “Executive Compensation” in ARC’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference. Information regarding ARC’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership if Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is set forth under “Ownership of Common Stock” in ARC’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in ARC’s Proxy Statement, to be filed on or before April 30, 2010, which information is incorporated herein by reference. Information regarding director independence is set forth under “Corporate Governance” in ARC’s Proxy Statement to be filed on or before April 30, 2010, which information is to be incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth under “Independent Registered Public Accountants” in ARC’s Proxy Statement to be filed on or before April 30, 2010, which information is incorporated by reference herein from ARC’s Proxy Statement, which will be filed with the SEC on or before April 30, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Schedule

Schedule II

Consolidated Valuation Accounts (in thousands):

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs, Net of Recoveries	Balance, End of Year
Allowance for Doubtful Accounts
Years Ended December 31,
2009	$460	(1)	(456)	$3
2008	$453	57	(50)	$460

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs	Balance, End of Year
Inventory Valuation
Years Ended December 31,
2009	$-	61	-	$61
2008	$653	-	(653)	$-

(3) Exhibits.

EXHIBIT INDEX
Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000 (3)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
10.8	Seperation Agreeement effective November 18, 2008 between the Company and Randall P. Marx (8)
10.9	Seperation Agreeement effective November 26, 2008 between the Company and Monty R. Lamirato (8)
10.10	Seperation Agreeement effective November 26, 2008 between the Company and Richard L. Anderson (8)
14.1	Amended and Restated Code of Ethics (7)
21.1	Subsidiaries of the Registrant
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Nominating Policies and Procedures

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K filed on June 8, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(6)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.
(7)	Incorporated by reference from the Company's Form 8-K filed on November 13, 2006.
(8)	Incorporated by reference from the Company’s Form 8-K filed on December 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Wireless Solutions, Inc.

Date: March 18, 2010	By:	/s/ Jason T. Young
Jason T. Young, Chief Executive Officer

Date: March 18, 2010	By:	/s/ Steve Olson
Steve Olson, Chief Technology Officer and Acting Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures
March 18, 2010	/s/ Viktor Nemeth Viktor Nemeth, Director
March 18, 2010	/s/ Marco Vega Marco Vega, Director
March 18, 2010	/s/ Javier Baz Javier Baz, Director
March 18, 2010	/s/ Amit Chatwani Amit Chatwani, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors
ARC Wireless Solutions, Inc.
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertions about the effectiveness of ARC Wireless Solutions, Inc internal control over financial reporting as of December 31, 2009 included in management’s Annual Report on Internal Control over Financial Reporting included in Item 9A of this Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Denver, Colorado
March 18, 2010

ARC Wireless Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$11,785	$12,943
Accounts receivable – trade, net	476	867
Inventory, net	1,019	1,107
Net assets of discontinued operations (Note 2)	-	16
Other current assets	36	49
Total current assets	13,316	14,982

Property and equipment, net	358	381

Other assets:
Intangible assets, net	122	124
Deposits	52	33
Total assets	$13,848	$15,520

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$504	$832
Accrued severance (Note 10)	-	451
Accrued expenses	518	450
Net liabilities of discontinued operations (Note 2)	-	8
Current portion of capital lease obligations	110	86
Total current liabilities	1,132	1,827

Capital lease obligations, less current portion	13	77
Total liabilities	1,145	1,904

Commitments (Notes 8, 10 and 12)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 issued and outstanding in 2009 and 2008, respectively.	2	2
Additional paid-in capital	20,767	20,735
Accumulated deficit	(8,066)	(7,121)
Total stockholders’ equity	12,703	13,616
Total liabilities and stockholders’ equity	$13,848	$15,520

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2009	2008

Sales, net	$4,404	$7,257
Cost of sales	2,959	4,943
Gross profit	1,445	2,314

Operating expenses:
Selling, general and administrative expenses	2,477	4,404
Loss from continuing operations	(1,032)	(2,090)

Other income:
Interest expense	(11)	(45)
Other income	102	383
Total other income	91	338

Loss from continuing operations before income taxes	(941)	(1,752)
Loss from continuing operations	(941)	(1,752)

Loss from discontinued operations	(4)	(91)
Net loss	$(945)	$(1,843)

Net loss per share – continuing operations – Basic and Diluted	$(0.30)	$(0.57)
Net loss per share – discontinued operations – Basic and Diluted	$-	$(0.03)
Net loss per share – Basic and Diluted	$(0.30)	$(0.60)
Weighted average shares – Basic	3,091,000	3,091,000
Weighted average shares – Diluted	3,091,000	3,091,000

See accompanying notes to consolidated financial statements.

 ARC Wireless Solutions, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balances, January 1, 2008	3,090	$2	$20,696	$(5,278)
Share based compensation			33
Common stock issued for directors’ fees	1		6
Net loss				(1,843)
Balances, December 31, 2008	3,091	$2	$20,735	$(7,121)
Share based compensation			32
Net loss				(945)
Balances, December 31, 2009	3,091	$2	$20,767	$(8,066)

See accompanying notes to consolidated financial statements.

                          ARC Wireless Solutions, Inc.
                     Consolidated Statements of Cash Flows
                     (in thousands)

	2009	2008
Operating activities
Loss from continuing operations	$(941)	$(1,752)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	219	223
Provision for doubtful receivables	(1)	57
Non-cash expense for issuance of stock and options	32	39
Changes in operating assets and liabilities:
Accounts receivable, trade	392	236
Inventory	88	(10)
Prepaids and other current assets	13	59
Other assets	(19)	5
Accounts payable and accrued expenses	(710)	824
Net cash used in continuing operations	(927)	(319)
Net cash provided by discontinued operations	4	-
Net cash used in operating activities	(923)	(319)

Investing activities
Patent acquisition costs	(13)	(34)
Purchase of plant and equipment	(181)	(120)

Net cash used in investing activities, continuing operations	(194)	(154)
Net cash used in investing activities, discontinued operations	-	-
Net cash used in investing activities	(194)	(154)

Financing activities
Net advances from line of credit	-	3,304
Net repayment of line of credit and capital lease obligations	(41)	(4,819)
Net cash used in financing activities, continuing operations	(41)	(1,515)
Net cash provided by (used in) financing activities, discontinued operations	-	-
Net cash used in financing activities	(41)	(1,515)

Net decrease in cash	(1,158)	(1,988)
Cash and cash equivalents, beginning of year	12,943	14,931
Cash and cash equivalents, end of year	$11,785	$12,943
Supplemental cash flow information:
Cash paid for interest, continuing operations	$11	$45
Equipment acquired under capital lease, continuing operations	$-	$103

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Organization

The Company (NASDAQ: ARCW) was organized under the laws of the State of Utah on September 30, 1987 and is a provider of wireless network component and wireless network solutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks” or “Kit") and ARC Wireless Hong Kong Limited ("ARCHK"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation. In 2008 we determined it was no longer profitable to operate Starworks and operations were terminated, therefore, Starworks is accounted for as a discontinued operation for all periods presented, and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented.

Basis of Presentation

We have experienced recurring losses, and have accumulated a deficit of approximately $8.1 million since inception in 1989. There can be no assurance that we will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2010 and the foreseeable future.

Use of Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time we have cash balances in excess of federally insured amounts. We maintain our cash balances with several financial institutions. As of December 31, 2009, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000, effective October 3, 2008 to December 31, 2009, by approximately $11 million. We reduce our exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

Fair Value of Financial Instruments

Our short-term financial instruments consist of cash, money market accounts, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and accounts receivable. We do not hold or issue financial instruments for trading purposes nor do we hold or issue interest rate or leveraged derivative financial instruments.

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts, continuing operations, was approximately $3 thousand and $460 thousand at December 31, 2009 and 2008, respectively. Provision for doubtful accounts, continuing operations, was $1 thousand and $57 thousand for the years ended December 31, 2009 and 2008, respectively.

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. At December 31, 2009, the inventory reserve was $61 thousand.  Inventory, which includes allocated overhead, consists of the following at December 31 (in thousands):

	2009	2008
Raw materials	$335	$267
Work in progress	-	32
Finished goods	745	808
	1,080	1,107
Inventory reserve	(61)	-
Net inventory	$1,019	$1,107

Property and Equipment

Property and equipment are stated at acquired cost. We use the straight-line method over estimated useful lives of three to seven years to compute depreciation for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements and leased equipment are amortized over the lesser of the estimated useful lives or over the term of the leases. Upon sale or retirement, the cost and related accumulated depreciation of disposed assets are eliminated from the respective accounts and the resulting gain or loss is included in the statements of operations. Property and equipment consist of the following at December 31 (in thousands):

	2009	2008
Machinery and equipment	$1,692	$1,538
Computer equipment and software	539	535
Furniture and fixtures	167	163
Leasehold improvements	48	39
	2,446	2,275
Accumulated depreciation	(2,088)	(1,894)
	$358	$381

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $204 thousand and $207 thousand during the years ended December 31, 2009 and 2008, respectively.

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance or as a result of fundamental changes in a subsidiary's market, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of December 31, 2009.

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

(in thousands)	2009	2008

Patents	$321	$308
Accumulated amortization	(199)	(184)
Intangible assets, net	$122	$124

Pursuant to Accounting Standards Codification (“ASC”) 350, Intangibles- Goodwill and Other, goodwill and other indefinite lived intangible assets are no longer amortized, but must be tested for impairment at least annually. We have performed both the transitional impairment test and annual impairment test required by ASC 350, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in our wireless business, market capitalization, operating results or other factors could affect the carrying value of our intangible assets and cause an impairment write-off.

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $15 thousand and $16 thousand for the years ended December 31, 2009 and 2008, respectively.

Estimated future patent amortization expense for the next five years as of December 31, 2009 are as follows (in thousands):

Year	Amount
2010	$14
2011	11
2012	8
2013	6
2014	4
$43

Revenue Recognition

Revenue is recorded when goods are shipped. We have established reserves for anticipated sales returns based on historical return percentages as well as specific identification and reserve of potential problem accounts. We have several major commercial customers who incorporate our products into other manufactured goods, and returns from these customers have not been significant. Additionally, returns related to retail sales have been immaterial and within management’s expectations.

Shipping and Handling Costs

We classify shipping and handling costs as a component of cost of sales.

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $430 thousand and $499 thousand, respectively, for the years ended December 31, 2009 and 2008.

Advertising Costs

Advertising costs are charged to operations in the year incurred. Advertising costs charged to operations were $3 thousand and $15 thousand in 2009 and 2008, respectively.

Product Warranty

Our vendors generally warrant the products distributed by us and allow us to return defective products, including those that have been returned to us by our customers. We do not independently warrant the products we distribute. We do warranty products we manufacture and record a provision for estimated warranty costs at the time of the sale and periodically adjust the provision to reflect actual experience. Warranty expense was not material to our consolidated statements of operations for the years ended December 31, 2009 and 2008.

Income Taxes

We account for income taxes pursuant to ASC 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

Effective January 1, 2007, we adopted the provisions of ASC 740 that provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. Upon the adoption of ASC 740, we had no unrecognized tax positions. During the year ended December 31, 2009, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

 Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition, gross profit, loss from operations or net loss.

Stock Based Compensation

We utilize ASC 718, Stock Compensation, related to accounting for share-based payments and, accordingly, record compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. We account for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented, in thousands:

	Years Ended December 31,
	2009	2008
Stock options	$32	$33
Total share-based compensation expense	$32	$33

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at December 31, 2007	54,500	$5.56
Granted	-
Exercised	-
Forfeited or expired	(7,000)	$6.79
Balance at December 31, 2008	47,500	$5.38
Granted	-
Exercised	-
Forfeited or expired	(7,500)	$5.25
Balance at December 31, 2009	40,000	$5.40

The following table presents information regarding options outstanding as of December 31, 2009:

Weighted average contractual remaining term - options outstanding	7.73 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	24,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	7.73 years

No options were exercised during the years ended December 31, 2009 and 2008.

No options were issued in 2009 or 2008.

At December 31, 2009, there are 24,000 options with an exercise price of $5.40. These options expire between 2010 and 2017.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2009 and 2008 were 7.73 years and 7.4 years, respectively.

As of December 31, 2009, future compensation costs related to nonvested stock options was $64 thousand. All options were valued using the Black-Scholes valuation model. Management anticipates that this cost will be recognized over a weighted average period of 3 years.

Net Loss Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2009 and 2008, we incurred a net loss, and stock options totaling 40,000 and 47,500, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated (in thousands, except per share amounts):

	2009			2008
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss
Basic EPS:
Loss from continuing
operations	$(941)	3,091	$(0.30)	$(1,752)	3,091	$(0.57)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(941)	3,091	$(0.30)	$(1,752)	3,091	$(0.57)

Basic EPS:
Income (loss) from discontinued
operations	$(4)	3,091	$(0.00)	$(91)	3,091	$(0.03)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(4)	3,091	$(0.00)	$(91)	3,091	$(0.03)

Basic EPS:
Net loss	$(945)	3,091	$(0.30)	$(1,843)	3,091	$(0.60)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(945)	3,091	$(0.30)	$(1,843)	3,091	$(0.60)

Recent Accounting Pronouncements

In February 2008, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures. This guidance delayed the effective date of the guidance under ASC 820 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of ASC 820 and its application to our nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 as of June 30, 2009 and have included the required disclosures in our Consolidated Financial Statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances for which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. We adopted this guidance as of September 30, 2009, which did not have a material impact on our Consolidated Financial Statements

2. Discontinued Operations

In 2008 we determined it was no longer profitable to operate Starworks and operations were terminated, therefore, Starworks is accounted for as a discontinued operation for all periods presented, and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented.

Information related to the discontinued operations for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Sales, net	$1	$25
Total revenue	1	25

Cost of sales	1	115
Total cost of goods sold	1	115

Gross loss	-	(90)

Operating expenses:
Selling, general and administrative expenses	4	1
Loss from operations	(4)	(91)

Other income (expense):
Interest expense, net	-	-
Other income	-	-
Total other income (expense)	-	-
Loss before income taxes	(4)	(91)
Provision for income taxes	-	-
Net loss	$(4)	$(91)

3. Revolving Bank Loan Agreement

In May 2009, our $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Bank matured.  The Credit Facility was not renewed by us. During 2009, we paid approximately $3 thousand in interest expense on this Credit Facility. We had no outstanding debt balance at December 31, 2009.

4. Stockholders’ Equity

We have authorized preferred shares which may be issued in such series and preferences as authorized by the Board of Directors. The number of shares of our common stock authorized is 250 million shares and the number of shares of our preferred stock authorized is 2 million shares.

The 2007 Stock Incentive Plan ("the 2007 Plan") was approved by the Board of Directors in August 2007 and was also approved by the shareholders in September 2007. The 2007 Plan provides that no more than 300,000 shares of our common stock may be issued for awards. If there is any change in our common stock by reason of any stock exchange, merger, consolidation, reorganization, recapitalization, stock dividend, reclassification, split-up, combination of shares or otherwise, then the Board, or any Option Committee, shall make proportionate adjustments to the maximum number and kind of securities (i) available for issuance under the 2007 Plan; (ii) available for issuance as incentive stock options or non-qualified stock options; (iii) that may be subject to awards received by any participant; (iv) that may be subject to different types of awards; (v) that are subject to any outstanding award; and (vi) the price of each security.

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

No options were granted in 2009 or 2008 from the 2007 Plan.

5. Income Taxes

We record the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes.  Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally valuation allowances for inventory and trade receivables for financial reporting purposes and accelerated depreciation for income tax purposes. We had no income tax expense or benefit for the years ended December 31, 2009 and 2008.

As a result of net losses for the years ended December 31, 2009 and 2008, management believes a valuation allowance on our deferred tax assets is necessary.  The components of the deferred taxes asset as of December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets (liabilities) (current):
Inventory reserve	$23	$-
Deferred revenue	-	(2)
Bad debt reserves	1	173
	24	171
Deferred tax assets (liabilities) (long-term):
Net operating loss carry-forwards	$1,702	$1,207
Property and equipment	(17)	(16)
Intangibles	17	19
	1,702	1,210
Deferred tax assets	1,726	1,381
Valuation allowance	(1,726)	(1,381)
Net deferred tax assets	$-	$-

As of December 31, 2009, we had total net operating loss carry-forwards of approximately $4.5 million which will begin expiring in 2023.

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate of 35% to the provision for income taxes is as follows for the years ended December 31 (in thousands):

	2009	2008
Tax benefit computed at statutory rate	$(331)	$(645)
State income tax (benefit)	(25)	(49)
Valuation allowance	345	664
Effect of permanent differences	13	56
Other	(2)	(26)
Provision for income taxes (benefit)	$-	$-

As of December 31, 2009 and 2008, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized, and therefore a valuation allowance for the full amount was recorded.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  Upon the adoption of ASC 740, we had no liabilities for unrecognized tax benefits, and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of ASC 740 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2009 and 2008, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued in our consolidated balance sheet at December 31, 2009 and 2008 relating to unrecognized tax benefits.

The tax years 2006-2009 remain open to examination for federal and state income tax purposes and by the other major taxing jurisdictions to which we are subject.

6. Sales to Major Customers

We had sales from continuing operations to one customer in 2009 that represented approximately 18% of our annual sales. We had sales from continuing operations to two customers in 2008 that represented approximately 13% and 12%, respectively, of our annual sales. The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues. At December 31, 2009 one customer represented approximately 39% of our net trade accounts receivable. At December 31, 2008 two customers represented approximately 26% and 13%, respectively, of our net trade accounts receivable.

7. Significant Suppliers

With regard to continuing operations during 2009 and 2008 we purchased a majority of our product from three vendors all located in China. The loss of any of these vendors could have a material adverse impact on our operations.

8.  Leasing Activities

We lease our facilities under non-cancellable operating leases through 2010. Minimum future rentals payable under the leases are as follows (in thousands):

2010	$163
Total	$163

Rent expense from continuing operations was $280 thousand and $261 thousand for the years ended December 31, 2009 and 2008, respectively.

Certain of our office space leases are structured to include scheduled and specified rent increases over the lease term. We have recognized the effect of these rent escalations and periods of free rent on a straight-line basis over the lease terms.

Property and equipment included the following amounts for leases that have been capitalized at December 31, 2009 and December 31, 2008 (in thousands).

	2009	2008

Machinery and Equipment	$255	$238
Computers and Software	222	239
Furniture and Fixtures	13	13
	490	490
Less: accumulated amortization	(389)	(311)
	$101	$179

We recorded amortization expense of $78 thousand and $76 thousand, respectively, on assets recorded under capitalized leases for 2009 and 2008.

Future minimum lease payments under capital leases, which include bargain purchase options, are as follows at December 31, 2009 (in thousands):

2010	$119
2011	13
Total minimum lease payments	132
Amount representing interest	(9)
Present value of lease payments	$123
Less current portion	(110)
Non-current portion	$13

9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan (the “Plan”) for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in company common stock of employee contributions by the company if we have a profit for the preceding year. Effective January 1, 2007 the Plan was amended to elect a Safe Harbor Contribution of 3% of a participant’s compensation. For the years ended December 31, 2009 and 2008 our Safe Harbor Contributions were $27 thousand and $60 thousand, respectively.

10. Commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. At December 31, 2009, non-cancellable purchase obligations totaled approximately $368 thousand.

In 2008, our Board of Directors approved an employment agreement between the company and Randall P. Marx, our Chief Executive Officer (“CEO”). The employment agreement was recommended to the Board by the Compensation Committee. The agreement provided for annual compensation of $275 thousand in 2008, and $300 thousand in 2009. In November 2008, Mr. Marx resigned his position as CEO. In connection with Mr. Marx’s resignation, the company and Mr. Marx reached an agreement for compensation of Mr. Marx that would replace the compensation and other benefits to which Mr. Marx could be entitled under his 2008 employment agreement with the company. Pursuant to this new agreement, Mr. Marx was compensated $328 thousand in 2009 as payment in full for his salary and accrued vacation, and he received health benefits from the company through December 31, 2009. We have no other outstanding commitments associated with this employment agreement as of December 31, 2009.

In 2007, we entered into a two year employment agreement with Mr. Monty R. Lamirato, the company’s Chief Financial Officer. The agreement provided for annual compensation of $165 thousand in the first year and $175 thousand in the second year. In November 2008, Monty R. Lamirato, the company’s Chief Financial Officer and Treasurer, resigned from his positions with the company. In connection with Mr. Lamirato’s resignation, Mr. Lamirato and the Company executed a separation agreement pursuant to which Mr. Lamirato was paid $124 thousand through June 2009 for all compensation and other benefits to which he otherwise would have been entitled under his 2007 employment agreement. Under the terms of this agreement, Mr. Lamirato agreed to provide reasonable consulting services to the company through October 31, 2009. We have no other outstanding commitments associated with this employment agreement as of December 31, 2009.

In 2007, we entered into a five year employment agreement with Mr. Steven C. Olson, President and Chief Technology Officer of the Company’s Wireless Communications Solutions Division. Mr. Olson has been with the Company since 2001. The agreement provides for annual base compensation each year increasing annually to $245 thousand in 2011. Mr. Olson shall also be entitled to bonuses ranging from $5 thousand to $100 thousand annually contingent upon the company achieving certain net income targets.

In 2007, we entered into a three year employment agreement with Mr. Richard A. Anderson, the Company’s Executive Vice President. The agreement provided for annual compensation of $125 thousand. In November 2008, Richard L. Anderson, resigned from his position with the company. In connection with his resignation, Mr. Anderson and the company executed a separation agreement pursuant to which Mr. Anderson was paid $120 thousand through May 2009, and he received health benefits from the company through June 30, 2009, both as payment for all compensation and other benefits to which he otherwise would have been entitled under his 2007 employment agreement. Mr. Anderson also agreed to provide reasonable consulting services to the company through December 31, 2009. We have no other outstanding commitments associated with this employment agreement as of December 31, 2009.

11. Segment Information

ASC 280, Segment Reporting, requires that we disclose certain information about its our operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Our activities of design, distributing and manufacturing are managed and evaluated by management as one operation.

In 2008 management determined it was no longer profitable to operate Starworks and operations were terminated, which was previously presented as the Cable segment. Starworks is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

For the years ended December 31, 2009 and 2008, approximately 25% and 20%, respectively, of our sales from continuing operations were from customers outside North America.

12. Related Party Transaction

In January 2009, we entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the company, beneficially owns approximately 576,000 shares, or approximately 18%, of our common stock. Our current Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC has agreed to pay the following: 1) an initial cash fee of $250 thousand which was paid upon signing the Agreement in January 2009; 2) during 2009, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The initial restructuring fee of $250 thousand was included in accrued liabilities at December 31, 2008 and was paid in January 2009. Total expenses accrued for the year ended December 31, 2009 were $250 thousand for the 2009 annual fee. The Agreement will expire on December 31, 2013.

13.  Subsequent Events

Management has evaluated the impact of events occurring after December 31, 2009 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.