Form 10-K/A
period 2009-12-31
ARC WIRELESS SOLUTIONS INC
filed 2010-04-30
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K/A
Amendment No. 1

(MARK ONE)
☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”   and “small reporting company” in Rule 12b-2 of the  Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐               Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐         No ☒

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

The number of shares of the registrant’s $.0005 par value common stock outstanding as of January 31, 2010 was 3,091,350 .

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

ARC Wireless Solutions, Inc. (the “Company”) is filing this Amendment No. 1 on form 10-K/A (the “Amended Report”) to our Annual Report on Form 10-K for the Period ended December 31, 2009, which was originally filed on March 19, 2010 (the “10-K Report”) for the purpose of including Part III, Items 10 through 14.  Our definitive proxy statement for our 2010 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the 10-K Report that is amended by this Amended Report is also restated in its entirety, and this Amended Report is accompanied by an updated consent on Exhibit 23.0 from our independent registered public accounting firm and currently dated certifications on Exhibit 31.1, 31.2, 32.1 and 32.2. The 10-K Report was amended to: (i) delete the reference on the cover of the 10-K Report to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the 10- K Report; (ii) revise Part III, Items 10 through 14 of the 10-K Report to include information previously omitted from the 10-K Report; and (iii) revise the Exhibit Index to reflect the filing of the updated consent and the new certifications.

Except as described above, no other changes have been made to the 10-K Report. The 10-K Report continues to speak as of March 19, 2010, the date of the filing of the 10-K Report, and other than expressly indicated in this Amended Report, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to March 19, 2010. Accordingly, this Amended Report should be read in conjunction with the 10-K Report and our other reports filed with the SEC subsequent to the filing of the 10-K Report, including any amendments to those filings.

ARC Wireless Solutions, Inc.
 Form 10-K for the Year Ended December 31, 2009

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth the Company’s Board of Directors as of April 20, 2010:

Name	Age	Position with the Company	Expiration of Term as Director	Initial Date as Director
Jason T. Young	31	Chief Executive Officer and Chairman of the Board	Next Annual Meeting	Appointed to the Board October 2008
Viktor Nemeth	34	Director Chairman of the Audit Committee Chairman of the Compensation Committee	Next Annual Meeting	Appointed to the Board: November 2008
Marco Vega	40	Director	Next Annual Meeting	Appointed to the Board: November 2008
Javier Baz	56	Director Audit Committee Member Compensation Committee Member	Next Annual Meeting	Appointed to the Board: January 2009
Lynn Wunderman	55	Director Audit Committee Member Compensation Committee Member	Next Annual Meeting	Appointed to the Board: April 2010

Jason Young. Mr. Young became a Director in October 2008, and he became Chairman of the Board and Chief Executive Officer of the Company in November 2008. Since 2005, Mr. Young has been a Managing Director at Quadrant Management, Inc., where he is responsible for making investments in US and emerging market companies, where he frequently serves in active Management or Director level roles. He has been an Investment Committee Member of the Carret Global India Fund of Hedge Funds since 2005. In 2008 Mr. Young became a member of the Investment Committee of the Vanterra Advantage Fund. From 2000 to 2005, Mr. Young worked for Merrill Lynch in the Investment Banking Group and later in the Global Principal Investment Group. In 1999, he was an Analyst at Helicon Capital Management, a hedge fund and private equity investment firm. He holds a BA in International Economics from UCLA. Because of his employment with Quadrant Management, Inc., which is under common control with the Brean Murray Carret Group, Inc., Mr. Young is deemed to be under control of the Brean Murray Carret Group, Inc.

Viktor Nemeth. Mr. Nemeth became a Director in November 2008, and he currently serves on the Company's Audit Committee and the Company's Compensation Committee. Between January 2008 and October 2008, Mr. Nemeth served as the Chief Revenue Officer of Bid4Spots.com, Inc., an entity that hosts weekly online auctions of radio airtime to allow advertisers and broadcasters to transact unsold airtime. From March 2000 through December 2007, Mr. Nemeth worked for Yahoo Inc. and predecessor companies Overture Services and GoTo.com in a variety of corporate development, business development, and sales & marketing roles. Mr. Nemeth holds a BA in Business-Economics with a Minor in Accounting from UCLA.

Marco Vega. Mr. Vega became a Director in November 2008. Since March 2003, Mr. Vega has been the Chief Operating Officer of Carret Asset Management, LLC, where he is responsible for the accounting, operations and compliance functions of the U.S. Securities and Exchange Commission registered investment advisor. Mr. Vega also assumed the role of Chief Operating Officer for Quadrant Management, Inc. in April 2010. Mr. Vega formerly served as the President of Carret Securities LLC, and he now serves on the Board of Advisors to Brean Murray Carret & Co., LLC, a boutique investment bank. Mr. Vega frequently serves in active management-or director-level roles. Because of his employment by Carret Asset Management, LLC, which is under common control with the Brean Murray Carret Group, Inc., Mr. Vega is deemed to be under control of the Brean Murray Carret Group, Inc. Mr. Vega holds a BS in accounting and an MBA from St. John's University.

Javier Baz.   Mr. Baz became a Director in January of 2009.  Mr. Baz is currently a private investor.  From 2005 to 2006, he was a Director and later Chairman of Lifeline Therapeutics.  From January of 1994 through March 2004, Mr. Baz was responsible for several business areas at Trust Company of the West, a Los Angeles, California based investment management firm. Among his responsibilities he was chief investment officer and group head of the firm’s Private Client Services Group, a unit with $7 billion in clients’ assets under management. He also was the chief investment officer for Trust Company of the West’s publicly traded fixed income and equity strategies investing outside of the United States in Europe, Japan, Asia Pacific and Latin America. From 1995 through 2001 Mr. Baz chaired the Trust Company of the West’s committee responsible for overseeing regional allocation of emerging markets and international equity strategies. Before joining Trust Company of the West in 1994, Mr. Baz established Condor Asset Management in Greenwich, Connecticut as a broker-dealer and asset management firm, and worked with Merrill Lynch, First Boston International, McKinsey & Co., and the Mexico City branch of Citibank N.A. Mr. Baz has a bachelor of science degree in economics from the Wharton School of the University of Pennsylvania (which he received in 1976) and a masters of business administration from the Kellogg School at Northwestern University (which he received in 1981).

Lynn Wunderman.  Ms. Wunderman became a Director in April of 2010. Ms. Wunderman is a seasoned marketing professional with over 30 years experience in direct marketing, database marketing, communications, consulting and general management. Over the years, she has launched three successful companies, two continuing non-profit organizations, and counseled some of the largest advertisers in the industry.  From 1999 until 2005, she was the President and CEO of I-Behavior. Since 2006 she has served as the Principal of the Wunderman Group. Since 2009, she has also served as the Chairman of Webdweller, a technology start-up.  Ms. Wunderman has served on a number of advisory boards, including Convergent Mobile, Grandparents.com, Permuto, Zadspace and the Hudson Valley Center for Innovation.

Other Executive Officers

Name	Age	Position with the Company	Initial Date as Officer
Steven C. Olson	53	Chief Technology Officer and Acting Chief Financial Officer	2001

Steven C. Olson. Mr. Olson serves as our Chief Technology Officer and Acting Chief Financial Officer. Prior to joining the Company in August 2001, Mr. Olson was employed at Ball Aerospace for 14 years, including the last five years as Director of Engineering for Ball's Wireless Communications Solutions Division. In this capacity Mr. Olson led the development of new technologies, resulting in industry leading antenna solutions for the wireless communications market. Before the Ball Wireless Communications unit was formed, Mr. Olson developed Ball's high performance, low cost AirBASE(R) antenna technology, specifically for use in its future commercial wireless business. Prior to Ball Aerospace, Mr. Olson was employed at Hughes Aircraft Group. He received his Bachelors and Masters of Science degrees in Electrical Engineering from the University of Utah in 1984 and 1985, respectively.

Each of our officers serves at the pleasure of the Board of Directors. There are no family relationships among our officers and directors.

Board Meetings

The Board of Directors met four times during the fiscal year ended December 31, 2009, and each director participated in 100% of the meetings. The Board of Directors does not maintain a formal policy regarding the manner in which shareholders may communicate with the Board.  The Board intends to adopt such a formal policy in the near future.

The Company encourages each member of the Board of Directors to attend the Annual Meeting of Shareholders, but does not require any member to do so. Two of the directors attended the Company’s last Annual Meeting of Shareholders, held on December 16th, 2009.

Board Independence

We are currently subject to corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors (Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC). On November 12, 2008, the Company's Board elected Viktor Nemeth and Marco Vega to serve on the Board of Directors and on January 21, 2009 Mr. Javier Baz and Amit Chatwani were elected to serve on the Board of Directors. Mr. Nemeth, Mr. Baz and Lynn Wunderman qualify as independent directors in accordance with the standards imposed by the NASDAQ Capital Market's requirements for independent directors (Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC); under this definition, Mr. Chatwani qualified as an independent director prior to his resignation in March of 2010.

Audit Committee of the Board of Directors

On January 21, 2009 Mr. Javier Baz and Mr. Amit Chatwani were elected to the Board of Directors and were appointed to serve on the Audit Committee. Mr. Chatwani served as an independent director in this capacity until his resignation in March of 2010. Mr. Baz continues to serve as an independent director in this position. Lynn Wunderman joined the Audit Committee in April of 2010.  The responsibilities of the audit committee include overseeing our financial reporting process, reporting the results of the Committee’s activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The Audit Committee met five times during fiscal 2009, which was attended by all committee members.

Audit Committee Financial Expert

Mr. Javier Baz has been designated to be the Company’s audit committee financial expert.

Audit Committee Charter

Our Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the Audit Committee charter annually.

Compensation Committee

The Board of Directors currently has a Compensation Committee.  On January 21, 2009 Mr. Viktor Nemeth was designated to serve as the Chairman of the Compensation Committee. On January 21, 2009 Mr. Javier Baz and Mr. Amit Chatwani were elected to the Board of Directors and were appointed to serve on the Compensation Committee. Mr. Chatwani resigned from this position in March 2010.  Mr. Lynn Wunderman was appointed to the Compensation Committee in April 2010. The Compensation Committee has a charter which is located on the Company’s website at www.arcwireless.net. The Compensation Committee held three formal meetings during fiscal 2009, which was attended by all committee members.

Nominating Committee: Nominating Policies and Procedures

The Company does not currently have a standing nominating committee of the Board of Directors because it believes that the nominating functions should be conducted by the full Board of Directors.

On June 30, 2008 the Board of Directors amended and restated its Policies and Procedures for Nominations of Director Candidates (the “Nomination Policies”), which are attached hereto as Appendix A, that have been in effect since January 1, 2009. Director nominations are made to the Board of Directors by independent directors, constituting a majority of the Board of Directors’ independent directors, in a vote in which only independent directors vote. It is the policy of the Board of Directors that each candidate recommended for nomination and election to the Board (each, a “Nominee”), regardless of whether such Nominee is recommended by a shareholder of the Company, the Board or any other person, shall be approved by a majority of the independent directors of the Board.

In general, the Board believes that certain minimum qualifications must be met by each Nominee for the Board, as well as meeting the applicable independence standards required by the Securities Exchange Commission (the “SEC”) and federal securities laws. The Board believes that Nominees must reflect a Board that is comprised of directors (i) a majority of whom are independent (as determined under the aforementioned SEC director qualification standards); (ii) who are of high integrity; (iii) who have qualifications that will increase the overall effectiveness of the Board; and (iv) who meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members. In evaluating the qualifications of the Nominees, the Board considers many factors, including issues of leadership ability, career success, character, judgment, independence, background, age, expertise, diversity and breadth of experience, length of service, other commitments and the like. The Board evaluates such factors, among others, and does not assign any particular weight or priority to any of these factors. Also, the Board considers the suitability of each Nominee, including the current members of the Board, in light of the current size and composition of the Board.

Unless and until otherwise subsequently determined by the Board, the number of directors of the Company at any time shall be the number of directors that the Board nominated for election at the most recently-held annual meeting of shareholders, increased by the number of directors, if any, that the Board appointed subsequent to the most recently-held annual meeting of shareholders and also increased by the number of directors, if any, whose term as a director did not expire at the most recently-held annual meeting of shareholders.

The Board shall consider recommendations for Nominees to the Board from shareholders (an “Eligible Shareholder”) holding a minimum of $2,000 in market value, or 1%, of the Company's voting common stock, which stock is held through the date of the meeting electing directors, and which Eligible Shareholder complies with the nomination notice procedures set forth in the Nomination Policies. Nominees recommended by Eligible Shareholders (hereinafter referred to as “Shareholder Candidates”) will be evaluated by the Board on the same basis as Nominees that may be identified by the Board, management or, if the Board permits, a search firm.

For a Shareholder Candidate to be considered by the Board, the Eligible Shareholder and the Shareholder Candidate must comply with the procedures set forth in the Nomination Policies. Recommendations for Shareholder Candidate(s) to the Board of Directors from an Eligible Shareholder must be directed in writing to ARC Wireless Solutions, Inc., Attn: Executive Vice-President, at the Company's principal offices at 10601 West 48th Avenue, I-70 Frontage Road North, Wheat Ridge, Colorado 80033-2660. The specific recommendations should include the information set forth in the Nomination Policies, which are attached hereto as Appendix A and incorporated herein by reference.

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

Corporate Governance Documents

On the Company’s Corporate Governance Web site at www.arcwireless.net/investor_relations, shareholders can access the Company’s Audit Committee Charter, Compensation Committee Charter, and Code of Ethics for members of the Board of Directors and officers. Copies of these documents are available to shareholders without charge upon request to the Corporate Secretary at the Company’s principal address.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2009, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form (a)
Jason Young Chief Executive Officer Chairman of the Board of Directors	2	2	-
Viktor Nemeth Director	1	1	-
Marco Vega Director	1	1	-
Javier Baz Director	1	1	-
Amit Chatwani Director	1	1	-
Paul Rini 10% Shareholder	1	1	-
Evansville Limited 10% shareholder	1	1	-
Brean Murray Carret Group, Inc. 10% shareholder	1	1	-

(a) The Company has only recently become aware of the delinquent filing of Form 3s and Form 4s by current and former officers, directors, and 10% owners.  The Company intends to take action to rectify this situation for the current officers, directors and 10% shareholders within the next ten (10) days.

Item 11. Executive Compensation

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

Oversight of Executive Compensation Program

The Compensation Committee of our Board of Directors oversees our executive compensation programs. Each member of the Compensation Committee is an “independent director” as defined by the federal securities laws and in Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC.  The Compensation Committee met three times during 2009, and works closely with executive management, primarily our chief executive officer (“CEO”), in assessing compensation levels. The Compensation Committee is empowered to advise management and make recommendations to the Board of Directors with respect to the compensation and other employment benefits of executive officers and key employees of the Company. The Compensation Committee also administers the Company's compensation plans for executive officers and employees.

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

Compensation Consultants

In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executive officers of other comparable U.S. investor-owned companies. The Compensation Committee also considers recommendations made by the CEO regarding compensation for other NEOs and key employees.

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

Long-Term Equity Incentive Compensation

Long-term equity awards were granted to our executives from our 1997 Stock Option and Compensation Plan, (“1997 Plan”) until September 2007, when the shareholders of the Company approved the new 2007 Stock Incentive Plan (the “2007 Plan”). The Compensation Committee granted awards under the 1997 Plan and the 2007 Plan in order to align the interests of the NEOs with our stockholders, and to motivate and reward the NEOs to increase the stockholder value of the Company over the long term. The Compensation Committee does not have a regular schedule for awarding equity-based compensation and the timing of such awards is subject to the discretion of the Compensation Committee but generally is awarded as part of entering into employment agreements. We do not backdate options or grant options retroactively or stock options with a so-called “reload” feature. In addition, we do not plan to coordinate grants of options so that they are made before the announcement of favorable information, or after the announcement of unfavorable information.

Compensation paid to each executive officer, including a stock bonus, was based on the Compensation Committee’s review and consideration of aggregate levels of compensation paid to executives of comparable companies and the individual qualitative contributions and performance of each executive officer. In 2007, the Compensation Committee issued a stock option award of 40,000 shares to Steve C. Olson, our Chief Technology Officer under the 2007 Plan.  No stock options were issued in 2009.

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

Employment Agreements and Other Post-Employment Payments

All of our NEOs were parties to employment agreements until their resignations in November 2008, which provided for salaries and certain bonus payments as well as rights to certain payments upon termination for cause. These employment agreements also had change of control provisions that would require payments in the event of termination of employment, which are described in greater detail below. Only one NEO, Mr. Steve Olson, is still party to an agreement which provides for salaries and certain bonus payments as well as rights to certain payments upon termination for cause. Mr. Jason T. Young, is not party to an employment agreement and has no current compensation arrangement with the Company.

These employment agreements also have change of control provisions that would require payments in the event of termination of employment, which are described in greater detail below.

Tax Implications of Executive Compensation

We do not currently intend to award compensation that would result in a limitation on the deductibility of a portion of such compensation pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, other than awards that may be exercised under the 1997 Plan or be made under the 2007 Plan; however, we may in the future decide to authorize other compensation in excess of the limits of Section 162(m) if it determines that such compensation is in the best interests of the Company.

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

Viktor Nemeth
Javier Baz
Lynn Wunderman

Summary Compensation Table for 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason T. Young,	2009	25,250	-	-	-	-	-	-	25,250
Chair, Chief	2008	6,000	-	-	-	-	-	-	6,000
Executive Officer,
Secretary (1)

Randall P. Marx,	2009	-	-	-	-	-	-	-	-
former Chair, Chief	2008	287,000	-	-	-	-	-	328,000	615,000
Executive Officer,
Secretary

Monty R. Lamirato,	2009	-	-	-	-	-	-	-	-
former Chief	2008	154,000	-	-	-	-	-	123,846	277,846
Financial Officer,
Treasurer

Steven C. Olson,	2009	225,000	-	-	-	-	-	-	225,000	(4)
Chief Technology	2008	215,000	-	-	-	-	-	-	215,000
Officer and Acting Chief Financial Officer

Richard A.	2009	-	-	-	-	-	-	-	-
Anderson, former	2008	110,000	-	-	-	-	-	120,000	230,000
Executive Vice
President

(1)
Mr. Young was appointed as a director in October 2008 and was appointed as the Company’s Chairman of the Board, Chief Executive Officer in November 2008. Mr. Young received no compensation as an employee during 2008; he was owed $6,000 for his services as a director during 2008, which was paid in 2009.  Mr. Young received $25,250 in fees for his services as a director during 2009.  The Company may compensate Mr. Young in the future.

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

(3)
The amounts in the column titled “All Other Compensation” for 2008 include accrued severance obligations for Randall P. Marx, Monty R. Lamirato, and Richard A. Anderson, who resigned in November 2008. Such payments were made by the Company from November 2008 through May 2009.

(4)	Mr. Olson’s salary for the year 2009 was $225,000, of which he deferred $10,000 to be received in 2010.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units 4 (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Awards ($)
		Threshold $	Target $	Maximum $
Jason T. Young, Chair, Chief Executive Officer, Secretary	-	-	-	-	-	-		-	-

Randall P. Marx, Former Chair, Chief Executive Officer, Secretary	-	-	-	-	-	-		-	-

Monty R. Lamirato, Former Chief Financial Officer, Treasurer	-	-	-	-	-	-		-	-

Steven C. Olson, Chief Technology Officer and Acting Chief Financial Officer	9/21/07	-	-	-	-	40,000	(1)	$5.40	$134,000

(1) These options we granted pursuant to the 2007 Stock Incentive Plan.

There were no stock Equity Incentive Plan awards granted to the executive officers with respect to the years ended December 31, 2009 and 2008 other than those noted above. In addition, no options were exercised by the executive officers during the years ended December 31, 2009 and 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers as of December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason T. Young	-		-		-	-	-	-	-	-	-
Steven C. Olson	24,000	(a)	16,000	(a)	-	$5.40	9/21/2017	-	-	-	-

(a)
These options were granted pursuant to the 2007 Equity Incentive Plan. The options vests at a rate of 20% per year with vesting dates of 12/31/07, 12/31/08, 12/31/09, 12/31/10, 12/31/11. These total 40,000 options are reported in the Summary Compensation and the Grant of Plan Based Awards Table.

Director Compensation for the Year Ended December 31, 2009

The table below summarizes the compensation paid by the Company to directors for the year ended December 31, 2009:

Director Compensation for the Year Ended December 31, 2009

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($) (5)
Jason T. Young	$25,000	-	-	-	-	-	$25,000
Viktor Nemeth	$40,000	-	-	-	-	-	$40,000
Marco Vega	$25,000	-	-	-	-	-	$25,000
Javier Baz	$37,765	-	-	-	-	-	$37,765
Amit Chatwani (3)	$37,765	-	-	-	-	-	$37,765
Lynn Wunderman (4)	-	-	-	-	-	-	-

(1)
Reflects the dollar amount recognized and expensed for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123R, and thus may include amounts from awards granted in and prior to 2009.

(2)
Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2009 in accordance with FAS 123R, and thus includes amounts from options granted in and prior to 2009.

(3)	Mr. Chatwani resigned from the Board of Directors in March 2010.
(4)	Ms. Wunderman was appointed to the Board of Directors in April 2010.
(5)
In addition to the director fees mentioned above, some of the directors received payments in 2009 for fees which were owed to them for their services as a director during 2008. Particularly, Mr. Young received $6,000, Mr. Nemeth received $5,000, and Mr. Vega received $3,125 in fees for their services as directors rendered during 2008.

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

Administration

The 2007 Plan is administered by the Option Committee, which shall consist of the Board or a committee of the Board as the Board may from time to time designate.

Types of Awards

Stock Options. The Option Committee may grant, either incentive stock options, which comply with Section 422 of the Internal Revenue Code, or nonqualified stock options. The Option Committee sets option exercise prices and terms, except that the exercise price of an incentive stock option may be no less than 100% of the fair market value of the shares on the date of grant. At the time of grant, the Option Committee in its sole discretion will determine when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed ten years.

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

Amendment and Termination of the 2007 Plan

The Board of Directors or the Option Committee may amend, alter or discontinue the 2007 Plan, except that if any applicable statute, rule or regulation requires shareholder approval with respect to any amendment of the 2007 Plan, then to the extent so required, shareholder approval will be obtained. No amendment may impair the right of a participant under an outstanding agreement. The 2007 Plan will terminate on August 2, 2017.

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

Restricted Stock and Restricted Stock Units. With respect to a grant of restricted stock or Restricted Stock Units, the participant will recognize ordinary income at the time of vesting or payout equal to the fair market value (on the vesting or payout date) of the shares or cash received minus any amount paid. For restricted stock only, a participant instead may elect to be taxed at the time of grant.

The Company generally will be entitled to a tax deduction in connection with an award under the 2007 Plan in an amount equal to the ordinary income realized by a participant at the time the participant recognizes such income, provided that the deduction is not disallowed by Section 162(m) or otherwise limited by the Internal Revenue Code.

In 2007, options to purchase a total of 40,000 shares were granted to an officer at an exercise price of $5.40. No options were granted to directors in 2007 from the 2007 Plan and no options were granted in 2008 or 2009 under the 2007 Plan.

1997 Stock Option and Compensation Plan

In November 1997, the Board of Directors approved our 1997 Stock Option and Compensation Plan (the “1997 Plan”). Pursuant to the 1997 Plan, options were authorized to be granted to purchase an aggregate of 100,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. On November 9, 2004, the shareholders approved amendments to the 1997 Stock Option and Compensation Plan to allow for an aggregate of 200,000 options to be granted under the 1997 Plan. The options granted pursuant to the 1997 Plan could have been incentive options qualifying for beneficial tax treatment for the recipient or they could have been non-qualified options. The 1997 Plan was administered by an option committee that determined the terms of the options subject to the requirements of the 1997 Plan, except that the option committee did not administer the 1997 Plan with respect to automatic grants of options to our directors who were not our employees.  The option committee could have been the entire Board or a committee of the Board. The 1997 Stock Option and Compensation Plan expired in November 2007.

Through May 24, 2000, directors who were not also our employees (“Outside Directors”) automatically received options to purchase 5,000 shares pursuant to the 1997 Plan at the time of their election as an Outside Director. These Outside Directors options were not exercisable at the time of grant. Options to purchase 1,000 shares became exercisable for each meeting of the Board of Directors attended by each Outside Director on or after the date of grant of the options to that Outside Director, but in no event earlier than six months following the date of grant. The exercise price for options granted to Outside Directors was equal to the closing price per share of our common stock on the date of grant. All options granted to Outside Directors expired five years after the date of grant. On the date that all of an Outside Director’s options became exercisable, options to purchase an additional 5,000 shares, which were exercisable no earlier than six months from the date of grant, were automatically granted to that Outside Director. On May 24, 2000, the Board of Directors voted to (1) decrease the amount of options automatically granted to Outside Directors from 5,000 to 500 options, and (2) decrease the amount of exercisable options from 1,000 to 100 per meeting. The term of the Outside Director option granted in the future was lowered from five years to two years. The other terms of the Outside Director options did not change. On July 5, 2002, the Board of Directors voted to (1) increase the amount of options automatically granted to Outside Directors from 500 to 2,500 options, and (2) increase the amount of exercisable options from 100 to 500 per meeting. The other terms of the Outside Director options did not change.

The Company granted a total of 7,500 options to Outside Directors under the 1997 Plan during 2007 at exercise prices ranging from $4.80 to $5.47 per share. The Company granted a total of 5,000 options to Outside Directors under the 1997 Plan during 2006 at an exercise price of $6.50 per share. The Company granted a total of 5,000 options to Outside Directors under the 1997 Plan during 2005 at exercise prices ranging from $5.50 to $7.50 per share.

As of December 31, 2008, there were 6,000 exercisable options outstanding related to the grants to former Outside Directors. These options expired February 12, 2009.

In addition to Outside Directors grants, the Board of Directors may grant incentive options to our key employees pursuant to the 1997 Plan. In 2007 and 2006, the Board did not grant any options to employees under the 1997 Plan. In 2005, the Board granted a total of 2,000 options under the Plan to employees with an exercise price of $7.50. These options expired in 2008.

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

Effective November 1, 2007, the Company entered into a two year employment agreement with Mr. Monty R. Lamirato as the Company’s Chief Financial Officer, which position he had served in since June 2001. The agreement provided for annual compensation of $165,000 in the first year and $175,000 in the second year. On November 26, 2008, Monty R. Lamirato, the Company’s Chief Financial Officer and Treasurer, resigned from his positions with the Company. In connection with Mr. Lamirato’s resignation, Mr. Lamirato and the Company executed a separation agreement pursuant to which Mr. Lamirato was paid $115,000 through May 26, 2009 for all compensation and other benefits to which he otherwise would have been entitled under his November 7, 2007 employment agreement. Under the terms of this agreement, Mr. Lamirato agreed to provide consulting services to the Company through October 31, 2009. Furthermore, Mr. Lamirato was paid $8,846 in additional pay in that year.

Effective November 1, 2007, the Company entered into a three year employment agreement with Mr. Richard A. Anderson, as the Company’s Executive Vice President. The agreement provided for annual compensation of $125,000. On November 26, 2008, Richard L. Anderson, the Company’s Executive Vice President, resigned from his position with the Company. In connection with his resignation, Mr. Anderson and the Company executed a separation agreement pursuant to which Mr. Anderson was paid $120,000 through May 26, 2009, and received health benefits from the Company through June 30, 2009, both as payment for all compensation and other benefits to which he otherwise would have been entitled under his November 7, 2007 employment agreement. Mr. Anderson also agreed to provide consulting services to the Company through December 31, 2009.

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

The following table shows what the potential payments upon termination or a change of control of the Company are for Mr. Olson:

Scenario	Mr. Olson
If early retirement occurred at December 31, 2009	-
If termination for cause occurred at December 31, 2009	-
If termination without cause occurred at December 31, 2009	$225,000
If “termination for Good Reason” occurred at December 31, 2009 (1)	$225,000
If death or disability occurred as of December 31, 2009	-

(1)           The provisions governing “Good Reason” are described in Mr. Olson’s Employment Agreement, which has been filed with the U.S. Securities and Exchange Commission as Exhibit 10.3 to the Form 8-K filed on November 8, 2007.  Such Form 8-K, and the Exhibits thereto, are incorporated herein by reference thereto.  Such Form 8-K and Mr. Olson’s Employment Agreement are publicly available at the U.S. Securities and Exchange Commission’s website www.sec.gov.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment with us or from a change-in-control or a change in an executive officer’s responsibilities following a change-in-control, except that the 2007 Stock Incentive Plan and 1997 Stock Option and Compensation Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.

Item 12. Security Ownership if Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned includes shares of Common Stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of an option or through the conversion of another security. Except as noted, each beneficial owner has sole investment and voting power with respect to the Common Stock.

Common Stock not outstanding that is subject to options or other convertible securities or rights is deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by the person holding such options or other convertible securities or rights, but is not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

The following table summarizes certain information as of April 20, 2010, except as noted below, with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock. As of April 20, 2010, 3,091,350 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class

Randall P. Marx ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	167,165	(5)	5.41%

Steven C. Olson ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	17,751	(3)	*

Paul J. Rini 7376 Johnnycake Rd Mentor, Ohio 44060	438,004	(6)	14.17%

Jason Young ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	576,269	(2)(7)	18.64%

Brean Murray Carret Group, Inc. 40 West 57th Street, 20th Floor New York, NY 10019	576,269	(4)(7)	18.64%

Viktor Nemeth ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0		*

Marco Vega ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0		*

Javier Baz ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0		*

Lynn Wunderman ARC Wireless Solutions, Inc. 10601 West 48th Ave. Wheat Ridge, CO 80033	0		*

All officers and directors as a group (6 persons)	594,020	(2)(3)(7)	19.21%

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

(2)
Consists of 576,269 shares beneficially owned by the Brean Murray Carret Group, Inc. Mr. Young is deemed to share voting and investment power over the shares beneficially owned by the Brean Murray Carret Group, Inc.

(3)
Consists of 1,751 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 16,000 shares at $5.41 per share until September 21, 2017, granted under the 2007 Stock Incentive Plan which are currently exercisable.

(4)
Consists of 576,269 shares beneficially owned by Brean Murray Carret Group, Inc. Mr. Young, the Company's Chief Executive Officer and Chairman of the Board, serves as a representative of Brean Murray Carret Group, Inc. and he holds voting and investment power over these shares.

(5)
Includes 163,816 shares directly held by Randall Marx, the Company's former Chief Executive Officer and Chairman of the Board, 1,980 shares in his ARC Wireless 401(k) account, 800 shares held by his spouse's IRA and 570 shares owned beneficially through a 50% ownership of an LLC. This does not include 2,170 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's father is the trustee, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 3,100 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

(6)	Consists of shares owned by Mr. Paul J. Rini as reported on February 1, 2010.
(7)
The shares owned by Brean Murray Carret Group, Inc. are included three times in the table in accordance with the rules governing disclosure of beneficial ownership. In addition to being shown as owned by Brean Murray Carret Group, Inc., these same shares are included as being beneficially owned by Jason Young and by all officers and directors as a group.

Item 13. Certain Relationships and Related Transactions and Director Independence

We do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

On January 23, 2009 we entered into a financial advisory engagement (the “Agreement”) with Quadrant Management, Inc. (the “Advisor”). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc., an entity that beneficially owns 575,763, or 18.63%, of the Company's common stock. Mr. Young, the Company’s current Chief Executive Officer, has been a Managing Director at Quadrant Management, Inc. since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management- or director-level roles.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.

In consideration for the restructuring services provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC will pay the following: 1) an initial cash fee of $250,000 upon signing the Agreement; 2) an annual fee of the greater of (i) $250,000, or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items (“EBITDA”) for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year; and 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement.

The Agreement will expire on December 31, 2013.

Except as set forth herein, during the fiscal year ended December 31, 2009 and during the interim period since the end of fiscal year 2009, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $120,000 and in which any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

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

Audit Fees

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
Audit fees	$63,850	(1)	$91,000	(1)	$78,000	(1)
Audit-related fees	—	(2)	—	(2)	—	(2)
Tax fees	$5,000	(3)	18,000	(3)	22,000	(3)
All other fees			—		—
Total audit and non-audit fees	$68,850		$109,000		$100,000

(1)
Includes fees for professional services rendered for the audit of our annual financial statements and review of our Annual Report on Form 10-K for the year 2009, 2008 and 2007 and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal 2009, 2008 and 2007 and related SEC registration statements.

(2)	Includes fees billed for professional services rendered in fiscal 2009, 2008 and 2007, in connection with acquisition planning and due diligence.

(3)	Includes fees billed for professional services rendered in fiscal 2009, 2008 and 2007, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

EXHIBIT INDEX
Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000 (3)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
10.8	Separation Agreement effective November 18, 2008 between the Company and Randall P. Marx (8)
10.9	Separation Agreement effective November 26, 2008 between the Company and Monty R. Lamirato (8)
10.10	Separation Agreement effective November 26, 2008 between the Company and Richard L. Anderson (8)
14.1	Amended and Restated Code of Ethics (7)
21.1	Subsidiaries of the Registrant (9)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Nominating Policies and Procedures (10)

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K filed on June 8, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(6)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.
(7)	Incorporated by reference from the Company's Form 8-K filed on November 13, 2006.
(8)	Incorporated by reference from the Company’s Form 8-K filed on December 3, 2008.
(9)	Incorporated by reference from the Company’s Form 10-K for December 31, 2009 filed on March 19, 2010.
(10)	Incorporated by reference from the Company’s Schedule 14A filed with the Securities and Exchange Commission on December 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Wireless Solutions, Inc.

Date: April 30, 2010	By:	/s/ Jason T. Young
Name: Jason T. Young Title: Principal Executive Officer

Date: April 30, 2010	By:	/s/ Steve Olson
Name: Steve Olson, Title: Chief Technology Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

/s/ Jason T. Young
April 30, 2010	Jason T. Young, Director

/s/ Viktor Nemeth
April 30, 2010	Viktor Nemeth, Director

/s/ Marco Vega
April 30, 2010	Marco Vega, Director

/s/ Javier Baz
April 30, 2010	Javier Baz, Director

/s/ Lynn Wunderman
April 30, 2010	Lynn Wunderman, Director