Form 10-K/A
period 2008-12-31
ARC WIRELESS SOLUTIONS INC
filed 2010-05-10
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K/A
Amendment No. 2

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

Issuer's revenues for its most recent fiscal year: $7,257,000

The number of shares of the registrant’s $.0005 par value common stock outstanding as of January 31, 2009 was 3,091,350

Explanatory Note: This Amendment Number 2 to the Annual Report on Form 10-K of ARC Wireless Solutions, Inc. (the “Company”), amends only those Items of the Form 10-K originally filed on March 31, 2009 contained herein.  All other Items of the Form 10-K originally filed on March 31, 2009 are incorporated herein by reference thereto without changes.  This Amendment is filed to revise that portion of Item 10 pertaining to Section 16(a) Beneficial Ownership Reporting Compliance.  The Amendment replaces the Amendment No. 1 to the Annual Report on Form 10-K filed on December 9, 2009.

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

(a) The Company has only recently become aware of the missed filings of Form 3s and Form 4s by current officers, directors, and 10% owners.  The Company has rectified this situation.

This revised Item 10 replaces the Item 10 which appeared in Amendment No. 1 to the Annual Report on Form 10-K filed on December 9, 2009.

Item 15.  Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000. (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998. (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000. (3)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006. (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC. (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx. (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato. (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson. (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson. (6)
10.8	Separation Agreement effective November 18, 2008 between the Company and Randall P. Marx. (8)
10.9	Separation Agreement effective November 26, 2008 between the Company and Monty R. Lamirato. (8)
10.10	Separation Agreement effective November 26, 2008 between the Company and Richard L. Anderson. (8)
14.1	Amended and Restated Code of Ethics. (7)
21.1	Subsidiaries of the Registrant. (8)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Nominating Policies and Procedures. (9)

(1)	Incorporated by reference from the Company’s Report on Form 10-KSB for December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.
(2)	Incorporated by reference from the Company’s Report on Form 10-KSB for December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2000.
(4)	Incorporated by reference from the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on August 2, 2006.
(5)	Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and ExchangeCommission on February 7, 2008.
(6)	Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and ExchangeCommission on November 8, 2007.
(7)	Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and ExchangeCommission on November 13, 2006.
(8)	Incorporated by reference from the Company’s Report on Form 10-K filed with the Securities and ExchangeCommission on March 31, 2009.
(9)	Incorporated by reference from the Company’s Schedule 14A filed with the Securities and Exchange Commission on December 1, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Wireless Solutions, Inc.

Date: May 10, 2010	By:	/s/ Jason T. Young
Name: Jason T. Young Title: Principal Executive Officer

Date: May 10, 2010	By:	/s/ Steve Olson
Name: Steve Olson,
Title: Chief Technology Officer,
Acting Principal Financial Officer and
Acting Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

May 10, 2010	/s/ Jason Young
Jason Young, Director

May 10, 2010	/s/ Viktor Nemeth
Viktor Nemeth, Director

May 10, 2010	/s/ Marco Vega
Marco Vega, Director

May 10, 2010	/s/ Javier Baz
Javier Baz, Director

May 10, 2010	/s/ Lynn Wunderman
Lynn Wunderman, Director