Form 10-Q
period 2010-03-31
ARC WIRELESS SOLUTIONS INC
filed 2010-05-17
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                              Accelerated filer ☐                             Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 1, 2010, the Registrant had 3,091,000 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2010

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$11,406	$11,785
Accounts receivable – trade, net	527	476
Inventory, net	948	1,019
Other current assets	49	36
Total current assets	12,930	13,316

Property and equipment, net	366	358

Other assets:
Intangible assets, net	121	122
Deposits	126	52
Total assets	$13,543	$13,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$505	$504
Accrued expenses	479	518
Current portion of capital lease obligations	112	110
Total current liabilities	1,096	1,132

Capital lease obligations, less current portion	1	13
Total liabilities	1,097	1,145

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2010 and 2009, respectively.	2	2
Additional paid-in capital	20,775	20,767
Accumulated deficit	(8,331)	(8,066)
Total stockholders’ equity	12,446	12,703
Total liabilities and stockholders’ equity	$13,543	$13,848

* These numbers were derived from the audited financial statements for the year ended December 31, 2009.

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended March 31,
	2010	2009

Sales, net	$1,142	$1,087
Cost of sales	845	650
Gross profit	297	437

Operating expenses:
Selling, general and administrative expenses	572	741
Operating loss	(275)	(304)

Other income:
Interest expense	(1)	(3)
Other income	11	33
Total other income	10	30

Loss from continuing operations	(265)	(274)

Loss from discontinued operations	-	(12)
Net loss	$(265)	$(286)

Net loss per share – continuing operations – Basic and Diluted	$(0.09)	$(0.08)
Net loss per share – discontinued operations – Basic and Diluted	$-	$(0.01)
Net loss per share – Basic and Diluted	$(0.09)	$(0.09)
Weighted average shares – Basic and Diluted	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Loss from continuing operations	$(265)	$(274)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	48	51
Non-cash expense for issuance of stock and options	8	8
Changes in operating assets and liabilities:
Accounts receivable, trade	(51)	275
Inventory	71	80
Prepaids and other current assets	(13)	(67)
Other assets	(74)	(20)
Accounts payable and accrued expenses	(48)	(822)
Net cash used in continuing operations	(324)	(769)
Net cash used in discontinued operations	-	(7)
Net cash used in operating activities	(324)	(776)

Investing activities
Patent acquisition costs	(2)	(2)
Purchase of plant and equipment	(53)	(2)

Net cash used in investing activities, continuing operations	(55)	(4)
Net cash used in investing activities, discontinued operations	-	-
Net cash used in investing activities	(55)	(4)

Financing activities
Net repayment of line of credit and capital lease obligations	-	(4)
Net cash used in financing activities, continuing operations	-	(4)
Net cash used in financing activities, discontinued operations	-	-
Net cash used in financing activities	-	(4)

Net decrease in cash	(379)	(784)
Cash and cash equivalents, beginning of year	11,785	12,943
Cash and cash equivalents, end of year	$11,406	$12,159
Supplemental cash flow information:
Cash paid for interest, continuing operations	$-	$3

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, the results of its operation and its cash flows for the three months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $8.3 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2010.

Use of Estimates

The preparation of the Company’s consolidated condensed financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of March 31, 2010, the Company’s total cash balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000, effective October 3, 2008 to December 31, 2013, by approximately $10.9 million. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 days of the invoice date.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $3 thousand at December 31, 2009, and no provision was deemed necessary at March 31, 2010. There was no bad debt expense for both the three months ended March 31, 2010 and 2009.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2010 and 2009, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2010 and December 31, 2009. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition, gross profit, or net loss.

Note 2. Discontinued Operations

In 2008, the Company determined it was no longer profitable to operate Starworks, and operations were terminated. As a result, Starworks has been accounted for as a discontinued operation for all periods presented, and the results of operations have been excluded from continuing operations in the accompanying consolidated condensed financial statements of operations and cash flows for all periods presented.

There was no financial activity from discontinued operations for the three months ended March 31, 2010. Information related to the discontinued operations for the three months ended March 31, 2009 are as follows (in thousands):

Sales, net	$1
Total revenue	1

Cost of sales	13
Total cost of goods sold	13

Gross Loss	(12)

Operating expenses:
Selling, general and administrative expenses	-
Loss from operations	(12)

Other income (expense):
Interest expense, net	-
Other income	-
Total other income (expense)	-
Loss before income taxes	(12)
Provision for income taxes	-
Net loss	$(12)

Note 3. Share-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, Stock Compensation and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Stock options	$8	$8
Total share-based compensation expense	$8	$8

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2010	40,000	$5.40
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance at March 31, 2010	40,000	$5.40

The following table presents information regarding options outstanding and exercisable as of March 31, 2010:

Weighted average contractual remaining term - options outstanding	7.48 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	24,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	7.48 years

There were no options granted or exercised during the three months ended March 31, 2010.

As of March 31, 2010, future compensation costs related to nonvested stock options was $56 thousand.  Management anticipates that this cost will be recognized over a weighted average period of three years.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2010			2009
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:
Loss from continuing
operations	$(265)	3,091	$(0.09)	$(274)	3,091	$(0.08)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(265)	3,091	$(0.09)	$(274)	3,091	$(0.08)

Basic EPS:
Loss from discontinued
operations	$-	3,091	$-	$(12)	3,091	$(0.01)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$-	3,091	$-	$(12)	3,091	$(0.01)

Basic EPS:
Net loss	$(265)	3,091	$(0.09)	$(286)	3,091	$(0.09)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(265)	3,091	$(0.09)	$(286)	3,091	$(0.09)

Note 5.  Inventory

Inventory is valued at the lower of cost or market using standard costs which approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  At March 31, 2010 and  December 31, 2009, the inventory reserve was $61 thousand. Inventory consists of the following amounts (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$380	$315
Work in progress	-	-
Finished goods	568	704
Net inventory	$948	$1,019

Note 6. Related Party Transaction

In 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 576,000 shares, or approximately 18%, of the Company's common stock. The Company’s current Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor provides to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor and for the ongoing services to be provided, ARC agreed to pay the following: 1) an initial cash fee of $250 thousand upon signing the Agreement in January 2009; 2) during 2009 and future years, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The 2009 annual fee of $250 thousand is included in accrued liabilities at March 31, 2010 and December 31, 2009 and is expected to be paid in the second quarter of 2010. Approximately $62 thousand of the 2010 annual fee was accrued for the three months ended March 31, 2010 and is also included in accrued liabilities at March 31, 2010. The Agreement will expire on December 31, 2013.

Note 7.  Recent Accounting Pronouncements

In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separately information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. The Company is still evaluating the impact of the Level 3 disclosure requirements its notes to the condensed consolidated financial statements.

In February 2010, the FASB issued ASC 2010-09, Amendments to Certain Recognition and Disclosure Requirements, related to subsequent events under ASC 855, Subsequent Events. This guidance states that if an entity is a SEC filer it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is a SEC filer is not required to disclosure the date through which subsequent events have been evaluated. This guidance is effective upon the issuance of the final Update. The company adopted this guidance as of February 2010 and has included the required disclosures in its condensed consolidated financial statements. See Note 10 – Subsequent Events for additional information.

Note 8.  Concentration of Credit Risk

One customer accounted for approximately 20% and 16% of the Company’s net sales for the three months ended March 31, 2010 and 2009, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Note 9.  Industry Segment Information

ASC 280, Segment Reporting, requires that the Company disclose certain information about its operating segment where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has one reportable segment, Manufacturing, which is a separate business unit that offers a variety of wireless components and network solutions to service providers, system integrators, value added resellers, businesses and consumers, primarily in the United States.

Note 10.  Subsequent Events

Management has evaluated the impact of events occurring after March 31, 2010 up to the date of the filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Financial Condition

At March 31, 2010, we had approximately $11.8 million in working capital, which represents a decrease of approximately $400 thousand from working capital at December 31, 2009 of $12.2 million.

We have seen a decline in orders from customers, both domestically and internationally as a result of the current economic environment. While we do not expect this trend to reverse in 2010, we continue our efforts to acquire new customers.

Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2010 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended March 31, 2010 and 2009

Total revenues were approximately $1.1 million for both the three months ended March 31, 2010 and 2009. The slight increase in revenues during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to increased sales of one of our asset tracking products, accessories, and our 2.5 GHZ, 3.5 GHz and 5.6 GHz antennas. These increases were partially mitigated by decreased sales of our Global Positioning Systems (GPS) antennas.

Gross profit margins were 26% and 40% for the three months ended March 31, 2010 and 2009, respectively. The 14% decrease in gross margin is primarily due to increased costs in three categories; 1) production transition efforts into our ARC China manufacturing facility, 2) a temporary increase in freight costs and 3) realizing overhead allocation costs on a quarterly basis where in 2009 these costs were realized at year end only.  We expect gross margins to begin to improve as we continue to optimize our China manufacturing processes and as production volumes increase.  In 2010, we may continue to realize overhead allocation costs on a quarterly basis which could impact gross profit margin comparisons between any quarterly periods presented.

Selling, general and administrative expenses (SG&A) decreased 23% to $572 thousand in the first quarter 2010 as compared to $741 thousand in the prior year period.  SG&A as a percent of total revenues decreased from 68% for the three months ended March 31, 2009 to 50% for the three months ended March 31, 2010. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 29% of the total SG&A costs for the three months ended March 31, 2010 and 32% for the three months ended March 31, 2009. While the majority of the overall decrease in SG&A is related to decreased personnel and salary costs as compared to the prior year period, we are continuing our efforts to streamline our operations and reduce costs in other areas such as office costs, public company and other administrative expenses.

Net interest expense decreased from $3 thousand for the three months ended March 31, 2009 to approximately $1 thousand for the current quarterly period primarily related to debt outstanding during the period.

Other income decreased during the first quarter 2010 to approximately $11 thousand as compared to $33 thousand in the first quarter 2009. The decline is primarily due to decreased interest income as a result of the decline in our cash balances in addition to a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the three months ended March 31, 2010 and 2009 due to our net losses for both periods.

Results of Discontinued Operations for the Three Months Ended March 31, 2010 and 2009 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

We had no results from discontinued operation for the three months ended March 31, 2010. Discontinued operations for the three months ended March 31, 2009 represent the operations of our subsidiary, Starworks Wireless. Revenues for the three months ended March 31, 2009 were $1 thousand resulting in a loss from discontinued operations of $12 thousand.

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2010	2009

Current ratio (1)	11.80 to 1	11.76 to 1

Working capital (2)	$11,834	$12,184

Total debt	$-	$-

Total cash less debt	$11,406	$11,785

Stockholders' equity	$12,446	$12,703

Total liabilities to equity	0.09 to 1	0.09 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11.4 million at March 31, 2010 and hold no debt outstanding.  We believe that we have the ability to provide for our remaining 2010 operational needs through projected operating cash flow and cash on hand.

The net cash used by operating activities from continuing operations was $324 thousand for the three months ended March 31, 2010 compared to net cash used by operating activities from continuing operations of $769 thousand for the three months ended March 31, 2009. The primary reason for the change is a decrease in cash used to reduce accounts payable and accrued expenses offset by an increase in accounts receivable during the 2010 period.

The net cash used in investing activities from continuing operations was $55 thousand for the three months ended March 31, 2010 compared to $4 thousand for the three months ended March 31, 2009, primarily the result of capital expenditures for molds and machinery.

We had no cash flows related to financing activities from continuing operations for the three months ended March 31, 2010 compared to cash used of $4 thousand for the three months ended March 31, 2009. The decrease in the net cash used is primarily the result of the Company’s decreased payments on the capital lease obligations.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.   Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)

10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (3)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (3)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (4)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (5)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (5)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (5)

31.1 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(4)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(5)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC WIRELESS SOLUTIONS, INC.

Date: May 17, 2010	By:	/s/ Jason Young
Jason Young
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Steve Olson
Steve Olson
Chief Technology Officer and
Acting Principal Financial Officer