Form 10-Q
period 2010-06-30
ARC WIRELESS SOLUTIONS INC
filed 2010-08-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

000-18122
(Commission File Number)

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0454148
( State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

6330 North Washington Street, Unit 13
Denver, Colorado, 80216-1146
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___ No   X

As of August 1, 2010, the Registrant had 3,091,000 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited)
	and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits	17

SIGNATURES		18

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$11,166	$11,785
Accounts receivable – trade, net	363	476
Inventory, net	900	1,019
Other current assets	61	36
Total current assets	12,490	13,316

Property and equipment, net	324	358

Other assets:
Intangible assets, net	122	122
Deposits	47	52
Total assets	$12,983	$13,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$346	$504
Accrued expenses	283	518
Current portion of capital lease obligations	104	110
Total current liabilities	733	1,132

Capital lease obligations, less current portion	-	13
Total liabilities	733	1,145

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2010 and 2009, respectively.	2	2
Additional paid-in capital	20,783	20,767
Accumulated deficit	(8,535)	(8,066)
Total stockholders’ equity	12,250	12,703
Total liabilities and stockholders’ equity	$12,983	$13,848

* These numbers were derived from the audited financial statements for the year ended December 31, 2009.    See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales, net	$942	$1,226	$2,084	$2,313
Cost of sales	593	707	1,438	1,357
Gross profit	349	519	646	956

Operating expenses:
Selling, general and administrative expenses	564	531	1,136	1,273
Loss from continuing operations	(215)	(12)	(490)	(317)

Other income:
Interest expense	(1)	(6)	(2)	(9)
Other income	12	15	23	48
Total other income	11	9	21	39

Loss from continuing operations before income taxes	(204)	(3)	(469)	(278)
Loss from continuing operations	(204)	(3)	(469)	(278)

Loss from discontinued operations	-	(2)	-	(14)
Net loss	$(204)	$(5)	$(469)	$(292)

Net loss per share – continuing operations – Basic and Diluted	$(0.07)	$-	$(0.15)	$(0.09)
Net income (loss) per share – discontinued operations – Basic and Diluted	$-	$-	$-	$-
Net loss per share – Basic and Diluted	$(0.07)	$-	$(0.15)	$(0.09)
Weighted average shares – Basic and Diluted	3,091,000	3,091,000	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Loss from continuing operations	$(469)	$(278)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	100	114
Non-cash expense for issuance of stock and options	16	16
Changes in operating assets and liabilities:
Accounts receivable, trade	112	175
Inventory	119	76
Prepaids and other current assets	(25)	(24)
Other assets	5	(35)
Accounts payable and accrued expenses	(412)	(985)
Net cash used in continuing operations	(554)	(941)
Net cash provided by discontinued operations	-	-
Net cash used in operating activities	(554)	(941)

Investing activities
Patent acquisition costs	(7)	(3)
Purchase of plant and equipment	(58)	(83)

Net cash used in investing activities, continuing operations	(65)	(86)
Net cash used in investing activities, discontinued operations	-	-
Net cash used in investing activities	(65)	(86)

Financing activities
Net repayment of line of credit and capital lease obligations	-	(24)
Net cash used in financing activities, continuing operations	-	(24)
Net cash used in financing activities, discontinued operations	-	-
Net cash used in financing activities	-	(24)

Net decrease in cash	(619)	(1,051)
Cash and cash equivalents, beginning of period	11,785	12,943
Cash and cash equivalents, end of period	$11,166	$11,892
Supplemental cash flow information:
Cash paid for interest, continuing operations	$-	$9

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, the results of its operation for the three and six months then ended, and its cash flows for the six months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $8.5 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2010.

Use of Estimates

The preparation of the Company’s consolidated condensed financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of June 30, 2010, the Company’s total cash balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000 by approximately $10.6 million. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 days of the invoice date.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $3 thousand at December 31, 2009, and no provision was deemed necessary at June 30, 2010. There was no bad debt expense for both the three and six months ended June 30, 2010 and 2009.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three and six months ended June 30, 2010 and 2009, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2010 and December 31, 2009. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

There was no financial activity from discontinued operations for the three and six months ended June 30, 2010. Information related to the discontinued operations for the three and six months ended June 30, 2009 is immaterial to the financials in total.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Stock options	$8	$8	$16	$16
Total share-based compensation expense	$8	$8	$16	$16

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2010	40,000	$5.40
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance at June 30, 2010	40,000	$5.40

The following table presents information regarding options outstanding and exercisable as of June 30, 2010:

Weighted average contractual remaining term - options outstanding	7.23 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	24,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	7.23 years

There were no options granted or exercised during the six months ended June 30, 2010.

As of June 30, 2010, future compensation costs related to nonvested stock options was $48 thousand.  Management anticipates that this cost will be recognized over a weighted average period of two years.

Note 4. Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. For periods where the Company has incurred a net loss, stock options were not included in the computation of diluted loss per share because their effect was anti-dilutive, therefore, basic and fully diluted loss per share are the same for those periods.  Stock options that were exercisable but not included in the calculation were 24,000 shares for the three and six months ended June 30, 2010 and 16,000 shares for the three and six months ended June 30, 2009.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2010			2009
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:
Loss from continuing
operations	$(204)	3,091	$(0.07)	$(3)	3,091	$(0.00)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(204)	3,091	$(0.07)	$(3)	3,091	$(0.00)

Basic EPS:
Income (loss) from discontinued
operations	$-	3,091	$-	$(2)	3,091	$(0.00)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$-	3,091	$-	$(2)	3,091	$(0.00)

Basic EPS:
Net loss	$(204)	3,091	$(0.07)	$(5)	3,091	$(0.00)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(204)	3,091	$(0.07)	$(5)	3,091	$(0.00)

	For the Six Months Ended June 30,
	2010			2009
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:
Loss from continuing
operations	$(469)	3,091	$(0.15)	$(278)	3,091	$(0.09)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(469)	3,091	$(0.15)	$(278)	3,091	$(0.09)

Basic EPS:
Income (loss) from discontinued
operations	$-	3,091	$-	$(14)	3,091	$(0.00)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$-	3,091	$-	$(14)	3,091	$(0.00)

Basic EPS:
Net loss	$(469)	3,091	$(0.15)	$(292)	3,091	$(0.09)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(469)	3,091	$(0.15)	$(292)	3,091	$(0.09)

Note 5.  Inventory

Inventory is valued at the lower of cost or market using standard costs which approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  At June 30, 2010 and December 31, 2009, the inventory reserve was $61 thousand. Inventory consists of the following amounts (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$404	$315
Work in progress	-	-
Finished goods	496	704
Net inventory	$900	$1,019

Note 6. Related Party Transaction

In 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 601 thousand shares, or approximately 19%, of the Company's common stock. The Company’s current Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor provides to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor and for the ongoing services to be provided, ARC agreed to pay the following: 1) an initial cash fee of $250 thousand upon signing the Agreement in January 2009; 2) during 2009 and future years, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The 2009 annual fee of $250 thousand is included in accrued liabilities at December 31, 2009 and was paid in the second quarter of 2010. Approximately $125 thousand of the 2010 annual fee was accrued for the six months ended June 30, 2010 and is also included in accrued liabilities at June 30, 2010. The Agreement will expire on December 31, 2013.

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

Note 8.  Concentration of Credit Risk

One customer accounted for approximately 24% and 17% of the Company’s net sales for the six months ended June 30, 2010 and 2009, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Note 10.  Subsequent Events

Management has evaluated the impact of events occurring after June 30, 2010 up to the date of the filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Growth in product revenue is dependent both on gaining further traction with current and new customers for the existing product portfolio as well as further acquisitions to support our wireless initiatives. Revenue growth for antenna products is correlated to overall global wireless market growth and this market growth has slowed due to the current global economic conditions. We continue to focus on keeping our operational and general costs low in order to improve our gross margins until demand rebounds.

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

Financial Condition

At June 30, 2010, we had approximately $11.8 million in working capital, which represents a decrease of approximately $400 thousand from working capital at December 31, 2009 of $12.2 million.

We have seen a decline in orders from customers, both domestically and internationally as a result of the current economic environment, however management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2010 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended June 30, 2010 and 2009

Total revenues were approximately $942 thousand and $1.2 million for the three month period ended June 30, 2010 and June 30, 2009, respectively. The decrease in revenues during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to decreased sales of our 3.5 GHz antennas, custom antennas and our Global Positioning Systems (GPS) antennas.

Gross profit margins were 37% and 42% for the three months ended June 30, 2010 and 2009, respectively. The 5% decrease in gross margin is primarily due to lower revenues, slightly higher cost of sales and overhead allocation costs that are included in 2010 on a quarterly basis but were not realized in 2009 until the fourth quarter.  We expect gross margins to begin to improve as we continue to optimize our China manufacturing processes and if production volumes increase.  In the last two quarters of 2010, we may continue to realize overhead allocation costs on a quarterly basis which could continue to impact gross profit margin comparisons between any quarterly periods presented

Selling, general and administrative expenses (SG&A) increased 6% to $564 thousand in the second quarter 2010 as compared to $531 thousand in the prior year period.  SG&A as a percent of total revenues increased from 43% for the three months ended June 30, 2009 to 60% for the three months ended June 30, 2010. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 29% of the total SG&A costs for the three months ended June 30, 2010 and 35% for the three months ended June 30, 2009. The majority of the overall increase in SG&A is related to an increase in fees for outside services partially offset by decreased personnel and salary costs as compared to the prior year period. We are continuing our efforts to streamline our operations and reduce costs in other areas such as office costs, public company and other administrative expenses.

Net interest expense decreased from $6 thousand for the three months ended June 30, 2009 to approximately $1 thousand for the current quarterly period primarily related to lease payments made during the current year period.

Other income decreased during the second quarter 2010 to approximately $12 thousand as compared to $15 thousand in the second quarter 2009. The decline is primarily due to decreased interest income as a result of the decline in our cash balances in addition to a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the three months ended June 30, 2010 and 2009 due to our net losses for both periods.

Results of Discontinued Operations for the Three Months Ended June 30, 2010 and 2009 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

We had no results from discontinued operation for the three months ended June 30, 2010. Discontinued operations for the three months ended June 30, 2009 represent the operations of our subsidiary, Starworks Wireless. There were no revenues for the three months ended June 30, 2009 resulting in a loss from discontinued operations of $2 thousand.

Results of Continuing Operations for the Six Months Ended June 30, 2010 and 2009

Total revenues were approximately $2.1 million and $2.3 million for the six month period ended June 30, 2010 and June 30, 2009, respectively. The decrease in revenues during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily attributable to decreased sales of our Global Positioning Systems (GPS) antennas.   We expect sales of our Broadband and GPS products to closely trend with future economic global conditions.

Gross profit margins were 31% and 41% for the six months ended June 30, 2010 and June 30, 2009, respectively. The 10% decrease in gross margin is primarily due to lower revenues, slightly higher cost of sales and overhead allocation costs that are included in 2010 on a quarterly basis but were not realized in 2009 until the fourth quarter. We expect gross margins to improve as we continue to optimize our manufacturing processes in China and if production volumes increase. In the remaining half of 2010, we may continue to realize overhead allocation costs which could continue to impact gross profit margin comparisons between any periods presented.

Selling, general and administrative expenses (SG&A) decreased 11% to $1.1 million in the first half of 2010 as compared to $1.3 million in the prior year period.  SG&A as a percent of total revenues was unchanged at 55% for both the six months ended June 30, 2010 and 2009. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 29% of the total SG&A costs for the six months ended June 30, 2010 and 34% for the six months ended June 30, 2009.  The majority of the overall decrease in SG&A is related to decreased personnel and salary costs as compared to the prior year period, but we are continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense decreased from $9 thousand for the six months ended June 30, 2009 to approximately $2 thousand for the current year period primarily related to decreased amounts outstanding during the period under our Credit Facility with Citywide Bank and no capital lease payments made in the current year period.  At June 30, 2010 and 2009, we had no debt outstanding.  Our Credit Facility expired on May 1, 2009 and is no longer outstanding.

Other income decreased during the first half 2010 to approximately $23 thousand as compared to $48 thousand in first half of 2009. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the six months ended June 30, 2010 and 2009 due to our net losses for both periods.

Results of Discontinued Operations for the Six Months Ended June 30, 2010 and 2009 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

We had no results from discontinued operation for the six months ended June 30, 2010.  Discontinued operations for the six months ended June 30, 2009 represent the operations of our subsidiary, Starworks Wireless. Revenues for the six months ended June 30, 2009 were only $1 thousand resulting in a loss from discontinued operations of $14 thousand.

Financial Condition

	June 30,	December 31,
(Thousands of dollars)	2010	2009

Current ratio (1)	17.04 to 1	11.76 to 1

Working capital (2)	$11,757	$12,184

Total debt	$-	$-

Total cash less debt	$11,166	$11,785

Stockholders' equity	$12,250	$12,703

Total liabilities to equity	0.06 to 1	0.09 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11.2 million at June 30, 2010 and hold no debt outstanding.  We believe that we have the ability to provide for our remaining 2010 operational needs through projected operating cash flow and cash on hand.

The net cash used by operating activities from continuing operations was $554 thousand for the six months ended June 30, 2010 compared to net cash used by operating activities from continuing operations of $941 thousand for the six months ended June 30, 2009. The primary reason for the change is a decrease in cash used to reduce accounts payable and accrued expenses.

The net cash used in investing activities from continuing operations was $65 thousand for the six months ended June 30, 2010 compared to $86 thousand for the six months ended June 30, 2009, primarily the result of capital expenditures for molds and machinery.

We had no cash flows related to financing activities from continuing operations for the six months ended June 30, 2010 compared to cash used of $24 thousand for the six months ended June 30, 2009. The decrease in the net cash used is primarily the result of the Company’s decreased payments on the capital lease obligations.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARC WIRELESS SOLUTIONS, INC.

Date: August 11, 2010	By:	/s/ Jason Young
Jason Young
Chief Executive Officer

Date: August 11, 2010	By:	/s/ Steve Olson
Steve Olson
Chief Technology Officer and
Acting Principal Financial Officer