Form 10-Q
period 2010-09-30
ARC WIRELESS SOLUTIONS INC
filed 2010-11-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

As of  November 10, 2010, the Registrant had 3,091,000 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits	17

SIGNATURES		18

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
		*
Assets
Current assets:
Cash and equivalents	$11,346	$11,785
Accounts receivable – trade, net	388	476
Inventory, net	766	1,019
Other current assets	20	36
Total current assets	12,520	13,316

Property and equipment, net	280	358

Other assets:
Intangible assets, net	121	122
Deposits	65	52
Total assets	$12,986	$13,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$349	$504
Accrued expenses	342	518
Current portion of capital lease obligations	94	110
Total current liabilities	785	1,132

Capital lease obligations, less current portion	-	13
Total liabilities	785	1,145

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2010 and 2009, respectively.	2	2
Additional paid-in capital	20,790	20,767
Accumulated deficit	(8,591)	(8,066)
Total stockholders’ equity	12,201	12,703
Total liabilities and stockholders’ equity	$12,986	$13,848

* These numbers were derived from the audited financial statements for the year ended December 31, 2009.    See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales, net	$968	$1,089	$3,053	$3,403
Cost of sales	595	800	2,033	2,157
Gross profit	373	289	1,020	1,246

Operating expenses:
Selling, general and administrative expenses	441	513	1,577	1,786
Loss from continuing operations	(68)	(224)	(557)	(540)

Other income:
Interest expense	(1)	(1)	(3)	(9)
Other income	13	15	35	63
Total other income	12	14	32	54

Loss from continuing operations before income taxes	(56)	(210)	(525)	(486)
Loss from continuing operations	(56)	(210)	(525)	(486)

Gain (Loss) from discontinued operations	-	10	-	(4)
Net loss	$(56)	$(200)	$(525)	$(490)

Net loss per share – continuing operations – Basic and Diluted	$(0.02)	$(0.07)	$(0.17)	$(0.16)
Net loss per share – discontinued operations – Basic and Diluted	$-	$-	$-	$-
Net loss per share – Basic and Diluted	$(0.02)	$(0.07)	$(0.17)	$(0.16)
Weighted average shares – Basic and Diluted	3,091,000	3,091,000	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Loss from continuing operations	$(525)	$(486)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	154	180
Non-cash expense for issuance of stock and options	24	24
Changes in operating assets and liabilities:
Accounts receivable, trade	88	338
Inventory	252	(61)
Prepaids and other current assets	16	(14)
Other assets	(13)	(22)
Accounts payable and accrued expenses	(360)	(737)
Net cash used in continuing operations	(364)	(778)
Net cash provided by discontinued operations	-	3
Net cash used in operating activities	(364)	(775)

Investing activities
Patent acquisition costs	(10)	(10)
Purchase of plant and equipment	(83)	(110)
Proceeds from sale of plant and equipment	18	-
Net cash used in investing activities, continuing operations	(75)	(120)
Net cash used in investing activities, discontinued operations	-	-
Net cash used in investing activities	(75)	(120)

Financing activities
Net repayment of line of credit and capital lease obligations	-	(33)
Net cash used in financing activities, continuing operations	-	(33)
Net cash used in financing activities, discontinued operations	-	-
Net cash used in financing activities	-	(33)

Net decrease in cash and cash equivalents	(439)	(928)
Cash and cash equivalents, beginning of period	11,785	12,943
Cash and cash equivalents, end of period	$11,346	$12,015
Supplemental cash flow information:
Cash paid for interest, continuing operations	$-	$9

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operation for the three and nine months then ended, and its cash flows for the nine months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future period.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations. In 2008, management determined it was no longer profitable to operate one of its wholly-owned subsidiaries, Starworks Wireless, Inc. (“Starworks”) and operations were terminated, therefore, Starworks has been accounted for as a discontinued operation for all periods presented. See Note 2 – Discontinued Operations for further discussion.

During the third quarter of 2010, the Company streamlined its operations by transitioning the manufacturing of ARC product to Rainbow Industrial Limited (“RIL”). The main purpose for this transition was to help simplify its manufacturing accounting procedures and therefore reduce the amount of work surrounding it. See Note 6 – Related Party Transactions for further discussion. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $8.6 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2010 and into the foreseeable future.

Use of Estimates

The preparation of the Company’s consolidated condensed financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company has cash balances in excess of federally insured amounts. The Company maintains its cash balances with several financial institutions. As of September 30, 2010, the Company’s total cash balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $250,000 by approximately $10.6 million. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 days of the invoice date.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $3 thousand at December 31, 2009, and no provision was deemed necessary at September 30, 2010. There was no bad debt expense for both the three and nine months ended September 30, 2010 and 2009.

Income Taxes

The Company accounts for income taxes using the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

We recognize liabilities for uncertain income tax provisions, if needed. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three and nine months ended September 30, 2010 and 2009, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2010 and December 31, 2009. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

There was no financial activity from discontinued operations for the three and nine months ended September 30, 2010. Information related to the discontinued operations for the three and nine months ended September 30, 2009 is immaterial to the financials in total.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Stock options	$8	$8	$24	$24

Total share-based compensation expense	$8	$8	$24	$24

The Company had 40,000 options outstanding at January 1, 2010, with a weighted-average exercise price of $5.40.  There were no options granted, exercised, forfeited or expired from January 1, 2010 to September 30, 2010.

The following table presents information regarding options outstanding and exercisable as of September 30, 2010:

Weighted average contractual remaining term - options outstanding	6.98 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	24,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	6.98 years

As of September 30, 2010, future compensation costs related to non-vested stock options was $40 thousand.  Management anticipates that this cost will be recognized over a weighted average period of two years.

Note 4. Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. For all periods presented, the Company has incurred a net loss and as a result, stock options were not included in the computation of diluted loss per share because their effect was anti-dilutive, therefore, basic and fully diluted loss per share are the same for those periods.  Stock options that were exercisable but not included in the calculation were 24,000 shares for the three and nine months ended September 30, 2010 and 16,000 shares for the three and nine months ended September 30, 2009.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

For the Three Months Ended September 30,
2010			2009
Net Loss			Net Loss
Attributed to	Weighted-	Per Share	Attributed to	Weighted-	Per Share
Common Stock	Average Shares	Loss	Common Stock	Average Shares	Loss
Basic EPS:
Loss from continuing
operations	$(56)	3,091	$(0.02)	$(210)	3,091	$(0.07)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(56)	3,091	$(0.02)	$(210)	3,091	$(0.07)

Basic EPS:
Income (loss) from discontinued
operations	$-	3,091	$-	$10	3,091	$0.00
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$-	3,091	$-	$10	3,091	$0.00

Basic EPS:
Net loss	$(56)	3,091	$(0.02)	$(200)	3,091	$(0.07)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(56)	3,091	$(0.02)	$(200)	3,091	$(0.07)

For the Nine Months Ended September 30,
2010			2009
Net Loss			Net Loss
Attributed to	Weighted-	Per Share	Attributed to	Weighted-	Per Share
Common Stock	Average Shares	Loss	Common Stock	Average Shares	Loss
Basic EPS:
Loss from continuing
operations	$(525)	3,091	$(0.17)	$(486)	3,091	$(0.16)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(525)	3,091	$(0.17)	$(486)	3,091	$(0.16)

Basic EPS:
Income (loss) from discontinued
operations	$-	3,091	$-	$(4)	3,091	$(0.00)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$-	3,091	$-	$(4)	3,091	$(0.00)

Basic EPS:
Net loss	$(525)	3,091	$(0.17)	$(490)	3,091	$(0.16)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(525)	3,091	$(0.17)	$(490)	3,091	$(0.16)

Note 5.  Inventory

Inventory is valued at the lower of cost or market using standard costs which approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  At September 30, 2010 and December 31, 2009, the inventory reserve was $61 thousand. Inventory consists of the following amounts (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$290	$315
Work in progress	-	-
Finished goods	476	704
Net inventory	$766	$1,019

Note 6. Related Party Transaction

In 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 664 thousand shares, or approximately 21%, of the Company's common stock. The Company’s current Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor provides to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor and for the ongoing services to be provided, ARC agreed to pay the following: 1) an initial cash fee of $250 thousand upon signing the Agreement in January 2009; 2) during 2009 and future years, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The 2009 annual fee of $250 thousand is included in accrued liabilities at December 31, 2009 and was paid in the second quarter of 2010. Approximately $187 thousand of the 2010 annual fee was accrued for the nine months ended September 30, 2010 and is also included in accrued liabilities at September 30, 2010. The Agreement will expire on December 31, 2013.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL valued at approximately $200 thousand per month; however the actual dollar amount can vary significantly with normal fluctuations in business activity.

Note 7.  Recent Accounting Pronouncements

In January 2010, the FASB issued guidance related to Improving Disclosures about Fair Value Measurements. These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separately information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on our notes to the consolidated condensed financial statements. The Company is still evaluating the impact of the Level 3 disclosure requirements its notes to the condensed consolidated financial statements.

In February 2010, the FASB issued amendments to Certain Recognition and Disclosure Requirements, related to subsequent events. This guidance states that if an entity is a SEC filer it is required to evaluate subsequent events through the date that the financial statements are issued. In addition, an entity that is a SEC filer is not required to disclosure the date through which subsequent events have been evaluated. This guidance is effective upon the issuance of the final Update. The company adopted this guidance as of February 2010 and has included the required disclosures in its condensed consolidated financial statements. See Note 10 – Subsequent Events for additional information.

Note 8.  Concentration of Credit Risk

One customer accounted for approximately 23% and 17% of the Company’s net sales for the nine months ended September 30, 2010 and 2009, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Note 10. Subsequent Events

Management has evaluated the impact of events occurring after September 30, 2010 up to the date of the filing of these condensed consolidated financial statements. In September 2010, management made the decision to transition the manufacturing of ARC product in China to RIL. As a result, in October 2010 we sold all of our Raw Material Inventory to RIL. ARC continues to hold all finished good inventory. Outside of this event, there were no subsequent events that occurred and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Growth in product revenue is dependent both on gaining further traction with current and new customers for the existing product portfolio as well as further acquisitions to support our wireless initiatives. Revenue growth for antenna products is correlated to overall global wireless market growth and a portion of our growth in this market has slowed due to the increasing use of fully integrated solutions and the current global economic conditions. We continue to focus on keeping our operational and general costs low in order to improve our gross margins until revenues increase.

Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (“WiMAX”), WiFi or vendor specific proprietary solutions for point-to-point and point-to-multipoint applications; traditional LMR/PMR solutions supporting public safety, commercial (2-way and trunked systems), and industrial automation markets; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking and monitoring; Machine to machine (“M2M”) communications for controlling or monitoring data from devices; and cellular base station antennas to build out or optimize carrier networks.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL valued at approximately $200 thousand per month; however the actual dollar amount can vary significantly with normal fluctuations in business activity.  RIL has advised us that it is providing these goods and services to us at or near cost and that RIL does not expect to make any material profit from such transactions. We use RIL’s services because we believe in doing so may lower our costs and simplify our internal accounting procedures.

Financial Condition

At September 30, 2010, we had approximately $11.7 million in working capital, which represents a decrease of approximately $449 thousand from working capital at December 31, 2009 of $12.2 million.

We have seen a decline in orders from customers, both domestically and internationally as a result of the current economic environment and due to the increasing use of fully integrated solutions, however management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2010 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended September 30, 2010 and 2009

Total revenues were approximately $968 thousand and $1.1 million for the three month period ended September 30, 2010 and 2009, respectively. The decrease in revenues during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to decreased sales due to end of life products and a slight general decrease in sales across all product lines offset by an increase in 5GHz antenna sales.

Our gross profit was $373 thousand and $289 thousand for the three months ended September 30, 2010 and 2009, respectively.  The 12% increase in gross margin is primarily due to decreases in freight costs, reduced US manufacturing salaries, reductions in US facility costs, and cost reductions at our China manufacturing facility.  We anticipate gross margins to improve as we further optimize our China manufacturing processes and if production volumes increase.

Selling, general and administrative expenses ("SG&A") decreased 14% to $441 thousand in the third quarter 2010 as compared to $513 thousand in the prior year period.  SG&A as a percent of total revenues decreased from 47% for the three months ended September 30, 2009 to 46% for the three months ended September 30, 2010. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 26% of the total SG&A costs for the three months ended September 30, 2010 and 36% for the three months ended September 30, 2009. The majority of the overall decrease in SG&A is related to a decrease in salary costs and decreases in US facility costs partially offset by the costs to move our US facility as compared to the prior year period. We are continuing our efforts to streamline our operations and reduce costs in other areas.

Results of Discontinued Operations for the Three Months Ended September 30, 2010 and 2009

We had no results from discontinued operations for the three months ended September 30, 2010. Discontinued operations for the three months ended September 30, 2009 represent the operations of our subsidiary, Starworks Wireless. There were no revenues for the three months ended September 30, 2009; however, we had inventory adjustments during the third quarter which resulted in income from discontinued operations of $10 thousand.

Results of Continuing Operations for the Nine Months Ended September 30, 2010 and 2009

Total revenues were approximately $3.1 million and $3.4 million for the nine month period ended September 30, 2010 and 2009, respectively. The decrease in revenues during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily attributable to decreased sales of our Global Positioning Systems (GPS) antennas and a slight general decrease in sales across all product lines offset by an increase in 5GHz antenna sales.

Our gross profit was $1 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. The 4% decrease in gross margin is primarily due to lower revenues and overhead allocation costs that are included in 2010 on a quarterly basis but were not realized in 2009 until the fourth quarter. We expect gross margins to improve as we continue to optimize our manufacturing processes in China and if production volumes increase. In the remaining quarter of 2010, we may continue to realize overhead allocation costs on a quarterly basis which could continue to impact gross profit margin comparisons between any periods presented.

Selling, general and administrative expenses decreased 12% to $1.6 million in the first nine months of 2010 as compared to $1.8 million in the prior year period.  SG&A as a percent of total revenues was unchanged at 52% for both the nine months ended September 30, 2010 and 2009. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 28% of the total SG&A costs for the nine months ended September 30, 2010 and 34% for the nine months ended September 30, 2009.  The majority of the overall decrease in SG&A is related to decreases in US salary, related US salary costs and US facility related costs as compared to the prior year period, but we are continuing our efforts to streamline our operations and reduce costs in other areas.

Other income decreased during the first nine months of 2010 to approximately $35 thousand as compared to $63 thousand in first nine months of 2009. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

Results of Discontinued Operations for the Nine Months Ended September 30, 2010 and 2009

We had no results from discontinued operations for the nine months ended September 30, 2010.  Discontinued operations for the nine months ended September 30, 2009 represent the operations of our subsidiary, Starworks Wireless. Revenues for the nine months ended September 30, 2009 were only $1 thousand resulting in a loss from discontinued operations of $4 thousand.

Financial Condition

	September 30,	December 31,
(Thousands of dollars)	2010	2009

Current ratio (1)	15.95 to 1	11.76 to 1

Working capital (2)	$11,735	$12,184

Total debt	$-	$-

Total cash less debt	$11,346	$11,785

Stockholders' equity	$12,201	$12,703

Total liabilities to equity	0.06 to 1	0.09 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11.3 million at September 30, 2010 and hold no debt outstanding.  We believe that we have the ability to provide for our remaining 2010 operational needs through projected operating cash flow and cash on hand.

The net cash used by operating activities from continuing operations was $364 thousand for the nine months ended September 30, 2010 compared to $778 thousand used for the nine months ended September 30, 2009. The primary reason for the change is a decrease in cash used to reduce accounts payable and accrued expenses.

The net cash used in investing activities from continuing operations was $75 thousand for the nine months ended September 30, 2010 compared to $120 thousand for the nine months ended September 30, 2009, primarily the result of capital expenditures for molds and machinery.

We had no cash flows related to financing activities from continuing operations for the nine months ended September 30, 2010 compared to cash used of $33 thousand for the nine months ended September 30, 2009. The decrease in the net cash used is primarily the result of the Company’s decreased payments on the capital lease obligations.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARC WIRELESS SOLUTIONS, INC.

Date: November 12, 2010	By:	/s/ Jason Young
Jason Young
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Steve Olson
Steve Olson
Chief Technology Officer and Acting Principal Financial Officer