Form 10-K
period 2010-12-31
ARC WIRELESS SOLUTIONS INC
filed 2011-03-29
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2010.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

000-18122	87-0454148
(Commission File Number)	(IRS Employer Identification Number)

6300 North Washington Street, Suite 13
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
Yes ☐         No ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5 million. This calculation is based upon the average of the bid and ask price of $2.78 of the stock on June 30, 2010 as reported by NASDAQ. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant’s $.0005 par value common stock outstanding as of March 25, 2011 was 3,091,350.

DOCUMENTS INCORPORATED BY REFERENCE

None

ARC Wireless Solutions, Inc.
 Form 10-K for the Year Ended December 31, 2010

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

PART I

Item 1.  Business

Overview

Our Company

ARC Wireless Solutions, Inc. (referred to as “ARC Wireless,” the “Company,” “we,” “us” and “our”) is a provider of high quality and cost effective wireless network component and wireless network solutions. We design, develop, manufacture, market and sell a diversified line of antennas and related wireless communication systems, including cellular base station, mobile, cellular, and flat panel antennas. During 2009 and for the first 8 months of 2010 we managed our own China production facility through our wholly-owned subsidiary, ARC Wireless Hong Kong Limited (“ARCHK”). Beginning in September of 2010, the Company streamlined its operations by transitioning the manufacturing of ARC product that was previously produced at our own China production facility to Rainbow Industrial Limited (“RIL”). RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer.  The main purpose for this transition was to help simplify our manufacturing accounting procedures.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through a link to the SEC on our website at www.arcwireless.net, as soon as these reports are electronically filed with, or furnished to, the SEC. You may also request a copy of our filings at no cost, by writing or telephoning us at: ARC Wireless Solutions, Inc., 6330 North Washington Street, Denver, CO 80216-1146, phone: 303-421-4063. Our Amended and Restated Code of Ethics, Compensation Committee Charter and Audit Committee Charter are also available on our website.

In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated.  ARCHK primarily managed our own China production operations which was no longer required when we transitioned manufacturing to RIL during the third quarter of 2010.

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

Principal Products

Our principal products include the following:

Flat Panel Antennas

Our flat panel antennas are flat antennas that are used for Wi-Fi® and WiMAX™ and related technologies. The antenna design typically incorporates a group of constituent antennas, all of which are equidistant from the center point. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters and are used in point-to-point and point-to-multipoint applications. We have developed, patented, and sold various versions of these antennas to private, commercial and governmental entities. We offer several flat panel antenna designs that include frequency bands that are within the 400 MHz to 6 GHz frequency span.

Antenna Accessories

Our antenna accessories primarily consist of enclosures that attach to our integrated antenna product line.  The enclosures are typically used to house active electronics such as a routerboard and RF radio used to complete a network link solution.  These enclosures along with various accessories that go along with the enclosures are mainly sold through our broadband distributors.  In some cases, we design, manufacture and sell custom enclosures to some OEMs.

Global Positioning System (“GPS”) Antennas

We have developed proprietary, GPS antenna systems that integrate with GPS receivers. GPS receivers communicate with a constellation of globe-orbiting satellites that will identify longitude and latitude coordinates of a location. These satellite systems have been used for years by the military, civilian and commercial boats, planes, surveying companies, recreational hikers, and more recently, in vehicle tracking and asset management. We are currently marketing our GPS antenna products on an OEM basis for the purposes of fleet management, asset management, and vehicle tracking systems.

We have also developed proprietary, patented, amplified GPS/Cellular combination antennas that integrate with GPS receivers. We are currently selling this product to fleet and asset management companies on a worldwide basis. Conventional GPS antenna systems are mounted on the exterior of a vehicle or other asset, while our product can be mounted on the interior of an automobile or truck, protecting the antenna from weather, theft, and vandalism.

 Cellular Base Station Antennas

Our cellular antenna systems work with several protocols and technologies such as AMPS, GSM, PCS, GPRS, 2.5G and 3G. Our base station antennas have been deployed in some of the AT&T, Telefonica and Qwest mobile phone carrier networks, as well as other carrier networks across the United States and Latin America. We have supplied our base station antenna products both directly to the carriers and through other channels, such as network integrators and distributors. Our base station antenna products have been supplied to Alcatel, Bechtel, General Dynamics, Tessco, Domital and Sprint North Supply.

Other Antennas

We are pursuing many new business opportunities for our antennas by continuing to broaden and adapt existing technologies. We have designed and currently manufacture antennas varying in frequencies up to 6GHz. These antennas use our newly developed antenna designs to provide inconspicuous installation. In most cases, our antennas are designed to be manufactured using our proprietary design footprints. This allows us to better utilize our engineering, technical and production intellectual properties, as well as existing tools, dies and radomes for more than one product.

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

Test Range

We have an antenna test range for the purpose of testing RF antennas with a frequency range up to 6GHz. The antenna test range consists of a Scientific Atlanta Model 2095 Microwave Measurement System and 40 foot indoor anechoic test chamber. From time to time, we may rent the test range to other companies interested in testing the performance of their finished wireless product.

Foreign Sales

Direct export sales to customers outside North America were approximately 26% and 25% of our sales for the fiscal year ended December 31, 2010 and 2009, respectively. In 2010, no one customer located outside of North America accounted for sales of more than 5%.  In 2009, only one customer located outside of North America accounted for sales of more than 5%; this customer accounted for 7% of sales.

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

Production

During the first two quarters and part of the third quarter of 2010 the majority of our products and components were manufactured at our own facility in China under the supervision of our wholly-owned subsidiary, ARCHK.  During the third quarter of 2010 we transitioned away from our own production facility and began utilizing the manufacturing, product sourcing, and outsourcing services of RIL which is based in China.  We anticipate that a majority of all production of our products and components will continue to be manufactured in China.

Research And Development

Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2010 and 2009. We spent approximately $314 thousand and $430 thousand on R&D in 2010 and 2009, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Employees

At December 31, 2010, we had 6 full time employees including 2 in sales and customer support, 2 in engineering and product development, and 2 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Steven C. Olson, our Chief Technology Officer, is the inventor of record for our Partially Shared Antenna Aperture patent, which will expire in 2023.

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

In addition to the above referenced patents, we have filed one regular patent application in 2010.

We currently have seven trademarks, FREEDOM ANTENNA® EXSITE®, OMNIBASE®, PARITY®, ARC VLPA®, AIRBASE® and FREEDOM BLADE® , that are registered marks with the United States Patent and Trademark Office. We also have in use the following trademarks, , ARC ATLAS, ARC WIRELESS SOLUTIONS, ARC IES, ARC ABS, ARC and an Arc Design for which trademark applications have been filed with the United States Patent and Trademark Office.

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

From inception through December 31, 2010, we have primarily incurred losses from operations. Profits incurred in certain years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 15 of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal offices are located at 6330 North Washington Street, Suite 13, Denver, Colorado 80216-1146 where we lease approximately 5,600 square feet of office space. This lease commenced on August 1, 2010 and expires on July 31, 2011.

For additional information, please see Note 8 to the audited consolidated financial statements included elsewhere in this Form 10-K.

Item 3.  Legal Proceedings

The company and its subsidiaries are involved in various legal proceedings of a nature considered normal in the course of its operations, principally accounts receivable collections. While it is not feasible to predict or determine the final outcome of these proceedings, management has reserved as an allowance for doubtful accounts for that portion of the receivable it estimates will be uncollectible. No material litigation exists at December 31, 2010 or at the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 8, 2010, and 2,819,086 shares were represented at the meeting. The following are the results of the voting on matters submitted to the shareholders, all of which were approved:

(1)           For election of the following nominees as directors:

	For	Against	Withheld	Broker Non-Vote
Jason T. Young	1,359,477	-	116,765	1,342,844
Viktor Nemeth	1,435,402	-	40,840	1,342,844
Marco Vega	1,359,469	-	116,773	1,342,844
Lynn Wunderman	1,436,410	-	39,832	1,342,844
Jonathan Bernstein	1,449,201	-	27,041	1,342,844

(2)           Proposal to ratify the selection of HEIN & Associates, LLP as the Company’s independent registered public accounting firm.

Number of Shares:
For	Against	Withheld	Abstain	Broker Non-Vote
2,808,715	1,610	-	8,761	-

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “ARCS” until February 11, 2007. On February 12, 2007, our common stock began trading under the symbol “ARCW” on the OTCBB. On April 10, 2007, our common stock ceased trading on the OTCBB, and began trading on the NASDAQ Capital Markets Exchange (the “NASDAQ–CM”). Because trading in our shares is limited, prices can be highly volatile.

The table below represents the high and low closing sales prices of our common stock on the NASDAQ-CM during each of the quarters in the past two fiscal years.

Common Stock

	High Sales Price	Low Sales Price
March 31, 2009	$3.25	$2.70
June 30, 2009	$2.86	$1.84
September 30, 2009	$2.75	$1.90
December 31, 2009	$2.70	$2.25
March 31, 2010	$3.80	$2.31
June 30, 2010	$3.17	$2.56
September 30, 2010	$2.79	$2.02
December 31, 2010	$3.15	$2.58

On December 31, 2010, the closing sales price for our common stock was $2.80 and the approximate number of our shareholders of record was 400. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities

During the years ended December 31, 2010 and 2009, there were no issuances of common stock.

Equity Compensation Plan Information.

Securities authorized for issuance under our equity compensation plans as of December 31, 2010 are as follows:

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by security holders	40,000	$5.40	260,000
Equity compensation plans not approved by security holders	0	-	-
Total	40,000	$5.40	260,000

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

Growth in product revenue is dependent both on gaining further traction with current and new customers for the existing product portfolio as well as further acquisitions to support our wireless initiatives. Revenue growth for antenna products is correlated to overall global wireless market growth and a portion of our growth in this market has slowed due to the increasing use of fully integrated product solutions and the current global economic conditions. We continue to focus on keeping our operational and general costs low in order to improve our gross margins until revenues increase.

Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (“WiMAX”), WiFi or vendor specific proprietary solutions; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking and monitoring; Machine to machine (“M2M”) communications for controlling or monitoring data from devices; and cellular base station antennas to build out or optimize carrier networks. In addition, management is actively involved in evaluating investment alternatives for our cash and cash equivalents of approximately $11.643 million at December 31, 2010.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL valued at approximately $200 thousand per month; however the actual dollar amount can vary significantly with normal fluctuations in business activity.  We use RIL’s services because we believe in doing so it may lower our costs and simplify our internal accounting procedures.

In our 2010 Third Quarter Form 10-Q report, as a Subsequent Event, we announced we sold all of our Raw Material Inventory to RIL in October 2010.  Subsequent to this sale we realized some of the raw material inventory would not be used by RIL within the next few months to produce finished goods and therefore we purchased approximately $30,000 of this ARC China Raw Material inventory back to be held on our books until a later date.  Both the sale and partial re-purchase of some of this Raw Material took place during the fourth quarter of 2010 and did not have a material effect on the net loss.

In the normal course of business we routinely have discussions with various third parties about potential strategic arrangements.  These potential arrangements may include but are not limited to investment opportunities for our cash reserves, investment by third parties in our business, joint ventures, significant manufacturing partnerships, acquisitions, mergers, reverse mergers, spin-offs, or strategic hires of personnel.  Such arrangements may or may not be within our current industry.  Although we have been and will continue to explore several such opportunities, at this time we have not entered into any definitive binding agreements.

Financial Condition

At December 31, 2010, we had approximately $11.9 million in working capital, which represents a decrease of approximately $300 thousand from working capital at December 31, 2009 of $12.2 million.

We had total assets of $13 million as of December 31, 2010 as compared with $13.8 million as of December 31, 2009. The decrease of approximately $850 thousand is mostly attributable to cash used to fund operating losses and the reduction of trade payables and accrued expenses.

Liabilities decreased from $1.145 million at December 31, 2009 to $711 thousand at December 31, 2010 primarily as a result of a decrease in trade payables and accrued expenses of $390 thousand.

We have seen a decline in orders from customers, both domestically and internationally as a result of the current economic environment and a market trend towards fully integrated solution products, and we do not expect to see these trends reversing in 2011 but we continue our efforts to acquire new customers.

Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2011 and into the foreseeable future.

Results of Continuing Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Total revenues were $4 million and $4.4 million for the years ended December 31, 2010 and 2009, respectively. The 10% decrease in revenues during the year ended December 31, 2010 compared to the year ended December 31, 2009 is attributable to decreased sales of our Global Positioning Systems (“GPS”) antennas and a slight general decrease in sales across all product lines offset by an increase in 5GHz antenna sales.

Gross profit margins were 36.3% and 32.8% for the years ended December 31, 2010 and 2009, respectively. The increase in gross margin is primarily due to our focus on cutting our operational costs.

Selling, general and administrative expenses (“SG&A”) decreased approximately $500 thousand or 22% to $1.9 million for the year ended December 31, 2010 compared to $2.4 million for the year ended December 31, 2009. SG&A as a percent of total revenues decreased from 56% for the year ended December 31, 2009 to 49% for the year ended December 31, 2010. Salaries and wages, including commissions, remains the largest component of SG&A costs, constituting 29% of the total SG&A costs for the year ended December 31, 2010 and 32.8% for the year ended December 31, 2009.  Other significant costs included in SG&A are related party management fees of $250 thousand, non-employee compensation of $168 thousand and depreciation and amortization of $198 thousand for the year ended December 31, 2010.  Other significant costs included in SG&A are related party management fees of $250 thousand, non-employee compensation of $165 thousand and depreciation and amortization of $219 thousand for the year ended December 31, 2009. The majority of the overall decrease in SG&A is related to reductions in personnel and salary costs and rent expense as compared to the prior year period; we are also continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense was $3 thousand for the year ended December 31, 2010 compared to $11 thousand for the year ended December 31, 2009. The decrease in interest expense is primarily related to decreased amounts outstanding during the period under our former Credit Facility with Citywide Bank.  Our Credit Facility expired on May 1, 2009 and is no longer outstanding. At December 31, 2010, we had no debt outstanding.

Other income decreased during 2010 to approximately $65 thousand as compared to $102 thousand in 2009. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the year ended December 31, 2010 and 2009, due to our net losses for both periods.

The Company had a net loss from continuing operations of approximately $452 thousand for the year ended December 31, 2010 compared to a net loss from continuing operations of $941 thousand for the year ended December 31, 2009. The primary reasons for the decrease in the net loss in 2010 are: a slight decrease in gross profit and a reduction in SG&A as discussed above.

Results of Discontinued Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009 (See Note 2, Discontinued Operations for the detailed operating results of the discontinued operations)

Discontinued operations for the years ended December 31, 2010 and 2009 represent the operations of our subsidiary, Starworks. In 2010 there were no revenues or expenses from discontinued operations.  For the year ended December 31, 2009 revenues were only $1 thousand and expenses were $5 thousand resulting in a loss from discontinued operations of $4 thousand for 2009.

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

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2010, our net accounts receivable balance was $385 thousand.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an ongoing basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2010, our inventory balance was $541 thousand.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2010, we had $114 thousand of intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

Income Taxes: We account for income taxes pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial  reporting basis and the tax basis of the company’s assets and  liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis. As of December 31, 2010, we recorded a valuation allowance against deferred taxes of $1.8 million. In July 2006, the FASB issued guidance under ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of ASC 740.

We adopted ASC 740 as of January 1, 2007. The adoption of ASC 740 did not impact our consolidated financial condition, consolidated results of operations or consolidated cash flows.

On an ongoing basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations, and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are cash, trade and vendor accounts receivable, inventory, property and equipment and intangible assets. At December 31, 2010 we had no reserve for doubtful accounts and we have an inventory reserve of $64 thousand recorded for slow moving and obsolete inventories and physical inventory adjustments. We believe this reserve is adequate at December 31, 2010. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities are required to provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The requirement to provide the enhanced disclosures for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued an amendment to the accounting standards related to goodwill which (1) modifies step one of the goodwill impairment test by requiring entities with reporting units that have a zero or negative carrying value to assess, whether it is more likely than not that a goodwill impairment exists and (2) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test. Under the requirements of this standard, if the entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an amendment related to the accounting for business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-16 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

a)	Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, our principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b)           Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Item 9B. Other Information

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.

Our directors and executive officers are as follows:

Name	Age	Position with the Company	Initial Date as Director
Jason T. Young	32	Chief Executive Officer and Chairman of the Board	Appointed to the Board October 2008
Viktor Nemeth	35	Director Chairman of the Audit Committee Chairman of the Compensation Committee	Appointed to the Board: November 2008
Marco Vega	41	Director	Appointed to the Board: November 2008

Lynn Wunderman	56	Director Audit Committee Member Compensation Committee Member	Appointed to the Board: April 2010

Jonathan Bernstein	31	Director Audit Committee Member Compensation Committee Member	Appointed to the Board: June 2010

Steven C. Olson	54	Chief Technology Officer and Acting Chief Financial Officer

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

Director Qualifications:
Mr. Young’s two years of experience as a director and officer of the Company has given Mr. Young an extensive knowledge of the Company and its operations. In addition, Mr. Young’s service as an officer, director and employee of various entities in the investment industry has provided him with extensive knowledge regarding corporate financial and governance matters.

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

Director Qualifications:
Mr. Nemeth brings expertise to the Board in the areas of Sales and Marketing, Corporate and Business Development, and Organizational Development.  He has advised growing companies on strategic and financial matters in a variety of industries.

Marco Vega. Mr. Vega became a Director in November 2008. Since March 2003, Mr. Vega has been the Chief Operating Officer of Carret Asset Management, LLC, where he is responsible for the accounting, operations and compliance functions of the U.S. Securities and Exchange Commission registered investment advisor. Mr. Vega also assumed the role of Chief Operating Officer for Quadrant Management, Inc. in April 2010. Mr. Vega formerly served as the President of Carret Securities LLC, and he now serves on the Board of Advisors to Brean Murray Carret & Co., LLC, a boutique investment bank. Mr. Vega frequently serves in active management-or director-level roles. Because of his employment by Carret Asset Management, LLC, which is under common control with the Brean Murray Carret Group, Inc., Mr.Vega is deemed to be under control of the Brean Murray Carret Group, Inc. Mr. Vega holds a BS in accounting and an MBA from St. John's University.

Director Qualifications:
Mr. Vega’s experience in the investment industry has provided him with extensive knowledge regarding financial and corporate governance matters.

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

Director’s Qualifications:
Ms. Wunderman’s extensive leadership experience as a Chief Executive Officer and Principal of two entities, creation of both for-profit and non-profit organizations, and significant experience on advisory boards has given her valuable insight into the management of diverse entities.

Jonathan Bernstein.  Mr. Bernstein became a Director in July of 2010.  Mr. Bernstein is currently a Founding Partner and the Managing Member of Blackbern Partners LLC, a Private Investment Partnership. He has held this position since January of 2010. Since November of 2008 Mr. Bernstein has also served as the Vice President for Business Development and Vice Chairman of Corfin Industries LLC, a semiconductor component preparation services company. Prior to these positions, Mr. Bernstein served as a research Associate at Merlin Securities from June to October of 2008, and as an Investment Analyst at Pershing Square Capital Management from June 2004 until June 2006. Mr. Bernstein also serves as the Chairman of Minds Matter of NYC, a not-for-profit organization whose mission is to transform the lives of accomplished high school students from low-income families by broadening their dreams and preparing them for college success. Mr. Bernstein received his MBA from Columbia University and has a degree in electrical engineering from Cornell University.

Director’s Qualifications:
Mr. Bernstein’s experience in the investment industry, and in Corporate and Business Development has provided him with extensive knowledge regarding financial and corporate governance matters.

Board Meetings

The Board of Directors met four times during the fiscal year ended December 31, 2010, and each director serving as of such date participated in 100% of the meetings. The Board of Directors does not maintain a formal policy regarding the manner in which shareholders may communicate with the Board.  The Board intends to adopt such a formal policy in the near future.

The Company encourages each member of the Board of Directors to attend the Annual Meeting of Shareholders, but does not require any member to do so. Two of the directors attended the Company’s last Annual Meeting of Shareholders, held on December 8, 2010.

Board Independence

We are currently subject to corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors (Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC). Viktor Nemeth, Lynn Wunderman and Jonathan Bernstein qualify as independent directors in accordance with the standards imposed by the NASDAQ Capital Market's requirements for independent directors (Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC).

Board Risk Oversight

The Board of Directors has broad responsibility to provide oversight of significant risks to the Company primarily through direct engagement with Company management and through delegation of ongoing risk oversight responsibilities to the Board’s committees.

Board Leadership Structure

The Board of Directors believes that the combined role of Chief Executive Officer and Chairman is most suitable for the Company because Mr. Young is the Director most familiar with the Company’s business, as well as being most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent Directors and management have different perspectives and roles in strategy development. The Chief Executive Officer brings company-specific experience and expertise, while the Company’s independent Directors bring experience, oversight, and expertise from outside the Company and its industry. The Board believes that the combined role of Chief Executive Officer and Chairman promotes the development and execution of the Company’s strategy and facilitates the flow of information between management and the Board, which is essential to effective corporate governance. The Board believes the combined role of Chief Executive Officer and Chairman, together with a Board whose majority of directors are independent, is in the best interest of shareholders because it provides the appropriate balance between independent oversight of management and the development of strategy.

Audit Committee of the Board of Directors

Viktor Nemeth, Lynn Wunderman and Jonathan Bernstein are independent directors serving on the Company’s Audit Committee.  The responsibilities of the Audit Committee include overseeing our financial reporting process, reporting the results of the Committee’s activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The Audit Committee met 6 times during fiscal 2010, which was attended by all committee members serving as of such date.  The respective biographies and qualifications of the Audit Committee members are summarized above.

Audit Committee Financial Expert

Jonathan Bernstein has been designated to be the Company’s Audit Committee financial expert.  The biography and qualifications of Mr. Bernstein are summarized above.

Audit Committee Charter

Our Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee will review and assess the adequacy of the Audit Committee charter annually.

Audit Committee Report

Management is responsible for the Company's internal controls and financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes and to engage and discharge the Company's auditors. It is not our duty or our responsibility to conduct auditing or accounting reviews or procedures. We may not be, and we may not represent ourselves to be or to serve as, accountants or auditors by profession or experts in the fields of accounting or auditing. Therefore, we have relied, without independent verification, on management's representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America, and on the representations of the independent auditors included in the report on the Company's financial statements. Our oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, our considerations and discussions with management and the independent auditors do not assure that the Company's financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company's financial statements has been carried out in accordance with generally accepted auditing standards, or that the Company's independent accountants are in fact “independent.”

In this context, the Audit Committee has met and held discussions separately with management and the independent accountants. Management represented to the Audit Committee that the Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee has reviewed and discussed the financial statements with management and the independent accountants. The Audit Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61, Communications with Audit Committees, as currently in effect.

The Company's independent accountants also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The Committee discussed with the independent accountants that firm's independence. No non-audit services were provided by the Company’s independent accountants in the year ended December 31, 2010.

Based on the Audit Committee's discussion with management and the independent accountants, and the Audit Committee's review of the representations of management and the report of the independent accounts to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Company's Board of Directors:

Viktor Nemeth, Chairman Jonathan Bernstein Lynn Wunderman

Compensation Committee

The Board of Directors currently has a Compensation Committee consisting of Viktor Nemeth, Lynn Wunderman and Jonathan Bernstein.  Mr. Nemeth serves as the Chairman of the Compensation Committee.  The Compensation Committee has a charter which is located on the Company’s website at www.arcwireless.net. The Compensation Committee held one formal meeting during fiscal 2010, which were attended by all committee members serving as of such date.

Nominating Committee: Nominating Policies and Procedures

The Company does not currently have a standing nominating committee of the Board of Directors because it believes that the nominating functions should be conducted by the full Board of Directors.

On June 30, 2008 the Board of Directors amended and restated its Policies and Procedures for Nominations of Director Candidates (the “Nomination Policies”), that have been in effect since January 1, 2009. Director nominations are made to the Board of Directors by independent directors, constituting a majority of the Board of Directors’ independent directors, in a vote in which only independent directors vote. It is the policy of the Board of Directors that each candidate recommended for nomination and election to the Board (each, a “Nominee”), regardless of whether such Nominee is recommended by a shareholder of the Company, the Board or any other person, shall be approved by a majority of the independent directors of the Board.

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

For a Shareholder Candidate to be considered by the Board, the Eligible Shareholder and the Shareholder Candidate must comply with the procedures set forth in the Company’s Nomination Policies. Recommendations for Shareholder Candidate(s) to the Board of Directors from an Eligible Shareholder must be directed in writing to ARC Wireless Solutions, Inc., Attn: Executive Vice-President, at the Company's principal offices at 6330 North Washington Street, Unit #13, Denver, CO 80216-1146. The specific recommendations should include the information set forth in the Company’s Nomination Policies.

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

Regulatory Developments Regarding Nominations

On August 25, 2010, the U.S. Securities and Exchange Commission adopted amendments to enable proxy access.  The new rule promulgated as Rule 14a-11 (the “Rule”) will apply to all Exchange Act reporting companies, including investment companies, other than companies whose only public securities are debt securities. Smaller reporting companies would be subject to the Rule, but it would not apply to them until after a three-year phase in period.  Shareholders would be eligible to have their nominee included in the proxy materials if they meet the following conditions:

•
They own at least 3 percent of the total voting power of the company’s securities that are entitled to be voted on the election of directors at the annual meeting.  Shareholders would be able to aggregate holdings to meet this threshold.

•
Shareholders would be required to have held their shares for at least three years and would be required to continue to own at least the required amount of securities through the date of the meeting at which directors are elected.

•
Shareholders would not be eligible to use the Rule if they are holding the securities for the purpose of changing control of the company, or to gain a number of seats on the board of directors that exceeds the number of nominees a company could be required to include under new Rule 14a-11.

A shareholder would be able to include no more than one nominee, or a number of nominees that represents up to 25 percent of the company’s board of directors, whichever is greater.

The new Rule contains a window period for submission of shareholder nominees for inclusion in company proxy materials of no earlier than 150 calendar days, and no later than 120 calendar days, before the anniversary of the date that the company mailed its proxy materials for the prior year’s annual meeting.

The Company is currently a smaller reporting company and therefore the new proxy access Rule will not apply to the Company until after the three-year phase in period.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2010, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Jason Young Chief Executive Officer Chairman of the Board of Directors	2	2
Viktor Nemeth Director
Marco Vega Director
Javier Baz Former Director
Amit Chatwani Former Director
Lyn Wunderman Director
Jonathan Bernstein Director
Paul Rini 10% Shareholder
Evansville Limited 10% shareholder
Brean Murray Carret Group, Inc.10% shareholder	2	2

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses the aspects of our compensation programs and explains our compensation philosophy, policies, and practices, with respect to our named executive officers, including our chief executive officer, acting chief financial officer, and chief technology officer, which we collectively refer to as our named executive officers, or NEOs.

Oversight of Executive Compensation Program

The Compensation Committee of our Board of Directors oversees our executive compensation programs. Each member of the Compensation Committee is an “independent director” as defined by the federal securities laws and in Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC.  The Compensation Committee met one time during 2010. The Compensation Committee is empowered to advise management and make recommendations to the Board of Directors with respect to the compensation and other employment benefits of executive officers and key employees of the Company.  The various components of the compensation programs for executive officers are discussed below in Elements of Executive Compensation Program.

Objectives of Executive Compensation and What the Programs are Designed to Reward

The Company’s executive compensation program is designed to integrate compensation with the achievement of our short-term and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance.

We believe that the compensation of our executive officers should reflect their success in attaining key operating objectives, such as growth or maintenance of market position, development of new products, maintenance and development of customer relationships and long-term competitive advantage. We also believe that executive compensation should reflect achievement of individual goals established for specific executive officers, as well as specific achievements by such individuals over the course of the year such as development of specific products or customer relationships or agreements or executing or integrating acquisitions and strategic arrangements.

Compensation Consultants

In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executive officers of other comparable U.S. investor-owned companies. The Compensation Committee also considers recommendations made by the CEO regarding compensation for other NEOs and key employees.  Neither the Company nor the Compensation Committee utilized the services of a compensation consultant in the fiscal year ended December 31, 2010, as both the Company and Compensation Committee believed that there was no need for the services of such consultant.

Elements of Executive Compensation Program

Compensation elements include:

	base salary;
	annual cash or equity incentive awards;
	long-term equity incentive compensation; and
	other health, welfare and pension benefits.

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

Long-Term Equity Incentive Compensation

Long-term equity awards were granted to our executives from our 1997 Stock Option and Compensation Plan, (“1997 Plan”) until September 2007, when the shareholders of the Company approved the new 2007 Stock Incentive Plan (the “2007 Plan”). The Compensation Committee does not have a regular schedule for awarding equity-based compensation and the timing of such awards is subject to the discretion of the Compensation Committee. We do not backdate options or grant options retroactively or stock options with a so-called “reload” feature. In addition, we do not plan to coordinate grants of options so that they are made before the announcement of favorable information, or after the announcement of unfavorable information.

In 2007, the Compensation Committee issued a stock option award of 40,000 shares to Steve C. Olson, our Chief Technology Officer under the 2007 Plan.  No stock options were issued in 2010 or 2009.

Other Health, Welfare and Retirement Benefits

Health and Welfare Benefits

Employees may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance, and life insurance. We provide these benefits to meet the health and welfare needs of employees and their families.

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

Employment Agreements and Other Post-Employment Payments

Only one NEO, Mr. Steve Olson, is still party to an agreement which provides for salaries and certain bonus payments as well as rights to certain payments upon termination for cause. Mr. Jason T. Young is not party to an employment agreement and has no current compensation arrangement with the Company.

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

Viktor Nemeth
Lynn Wunderman
Jonathan Bernstein

Summary Compensation Table for 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason T. Young,	2010	22,900	-	-	-	-	-	-	22,900
Chair, Chief Executive Officer,	2009	25,250	-	-	-	-	-	-	25,250
Secretary (1)

Steven C. Olson,	2010	215,000	-	-	-	-	-	-	215,000	(3)
Chief Technology Officer and	2009	215,000	-	-	-	-	-	-	215,000	(3)
Acting Chief Financial Officer

(1)
Mr. Young was appointed as a director in October 2008 and was appointed as the Company’s Chairman of the Board and Chief Executive Officer in November 2008. Mr. Young received no compensation as an employee during 2010 and 2009. Mr. Young received $22,900 and $25,250 in fees for his services as a director during 2010 and 2009, respectively.  The Company may compensate Mr. Young in the future.

(2)
The amounts in the column titled “All Other Compensation” for 2008 include accrued severance obligations for Randall P. Marx, Monty R. Lamirato, and Richard A. Anderson, who resigned in November 2008. Such payments were made by the Company from November 2008 through May 2009.

(3)	Mr. Olson’s salary for the years ended 2010 and 2009 was $215,000 as all compensation was frozen in 2009.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units 4 (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Awards ($)
		Threshold $	Target $	Maximum $
Jason T. Young, Chair, Chief Executive Officer, Secretary	-	-	-	-	-	-		-	-

Steven C. Olson, Chief Technology Officer and Acting Chief Financial Officer	9/21/07	-	-	-	-	40,000	(1)	$5.40	$134,000
(1) These options were granted pursuant to the 2007 Stock Incentive Plan.

There were no stock Equity Incentive Plan awards granted to the executive officers with respect to the years ended December 31, 2010 and 2009 other than those noted above. In addition, no options were exercised by the executive officers during the years ended December 31, 2010 and 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers as of December 31, 2010, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

	Option Award							Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason T. Young	-		-		-	-	-	-		-
Steven C. Olson	32,000	(1)	8,000	(1)	-	$5.40	9/21/2017	-		-

(1)
These options were granted pursuant to the 2007 Equity Incentive Plan. The options vests at a rate of 20% per year with vesting dates of 12/31/07, 12/31/08, 12/31/09, 12/31/10, 12/31/11. These total 40,000 options are reported in the Summary Compensation and the Grant of Plan Based Awards Table.

Director Compensation for the Year Ended December 31, 2010

The table below summarizes the compensation paid by the Company to directors for the year ended December 31, 2010:
Director Compensation for the Year Ended December 31, 2010

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jason T. Young	$22,900	-	-	-	-	-	$22,900
Viktor Nemeth	$36,700	-	-	-	-	-	$36,700
Marco Vega	$22,900	-	-	-	-	-	$22,900
Javier Baz (3)	$20,000	-	-	-	-	-	$20,000
Amit Chatwani (4)	$10,800	-	-	-	-	-	$10,800
Lynn Wunderman (5)	$26,000	-	-	-	-	-	26,000
Jonathan Bernstein (6)	$16,700	-	-	-	-	-	16,700

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

(3)	Mr. Baz resigned from the Board of Directors in June 2010.
(4)	Mr. Chatwani resigned from the Board of Directors in March 2010.
(5)	Ms. Wunderman was appointed to the Board of Directors in April 2010.
(6)	Mr. Bernstein was appointed to the Board of Directors in July 2010.

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

In 2007, options to purchase a total of 40,000 shares were granted to an officer at an exercise price of $5.40. No options were granted to in 2010 or 2009 under the 2007 Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Effective November 1, 2007, the Company entered into a five year employment agreement with Mr. Steven C. Olson, as President and Chief Technology Officer of the Company’s Wireless Communications Solutions Division. Mr. Olson has been with the Company since 2001. The agreement provides for annual base compensation of $200,000 in 2007, increasing annually to $245,000 in 2011. Mr. Olson shall also be entitled to bonuses ranging from $5,000 to $100,000 annually contingent upon the Wireless Communications Solutions Division achieving certain net income targets. Mr. Olson did not earn a bonus for 2010 or 2009. Mr. Olson also received options to purchase 40,000 shares of our common stock on August 21, 2007. These options vest at a rate of 20% per year with vesting dates of 12/31/07, 12/31/08, 12/31/09, 12/31/10, and 12/31/11.

Mr. Olson’s Employment Agreement has been filed with the U.S. Securities and Exchange Commission as Exhibit 10.3 to the Form 8-K filed on November 8, 2007.  Such Form 8-K, and the Exhibits thereto, are incorporated herein by reference thereto.  Such Form 8-K and Mr. Olson’s Employment Agreement are publicly available at the U.S. Securities and Exchange Commission’s website www.sec.gov.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment with us or from a change-in-control or a change in an executive officer’s responsibilities following a change-in-control, except that the 2007 Stock Incentive Plan provides for vesting of all outstanding options in the event of the occurrence of a change-in-control.

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

The following table summarizes certain information as of January 31, 2011, except as noted below, with respect to the beneficial ownership of our common stock by each director, director-nominee, by all executive officers, directors and director-nominees as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock. As of January 31, 2011, 3,091,350 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class
Jason Young, Chief Executive Officer and Chairman of the Board ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	683,936	(2)(8)	22.1%

Brean Murray Carret Group, Inc. 40 West 57th Street, 20th Floor New York, NY 10019	683,936	(3)(8)	22.1%

Paul J. Rini 7376 Johnnycake Rd Mentor, Ohio 44060	484,488	(4)	15.6%

U.S. Government	461,031	(5)	14.9%

Randall P. Marx ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	165,185	(5)	5.3%

Steven C. Olson, Chief Technology Officer and Acting Chief Financial Officer ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	33,751	(6)	*

Marco Vega, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Lynn Wunderman, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Jonathan Bernstein, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Viktor Nemeth, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

All officers, directors and director-nominees as a group (6 persons)	717,687	(2)(3)(8)	23.5%

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

(2)
Consists of 683,936 shares beneficially owned by the Brean Murray Carret Group, Inc. Mr. Young, the Company's Chief Executive Officer and Chairman of the Board, serves as a representative of Brean Murray Carret Group, Inc., and he is deemed to share voting and investment power over the shares beneficially owned by the Brean Murray Carret Group, Inc.

(3)
Consists of 683,936 shares beneficially owned by Brean Murray Carret Group, Inc. Mr. Young, the Company's Chief Executive Officer and Chairman of the Board, serves as a representative of Brean Murray Carret Group, Inc. and he holds voting and investment power over these shares on behalf of the Brean Murray Carret Group, Inc.

(4)	Consists of shares owned by Mr. Paul J. Rini as of December 31, 2010.
(5)
These shares are owned by U.S. Government in connection with a shareholder matter unrelated to the Company.  The Company has been advised that the U.S. Government intends to dispose of these shares during the foreseeable future.

(6)
Includes 163,816 shares directly held by Randall Marx, the Company's former Chief Executive Officer and Chairman of the Board, 800 shares held by his spouse's IRA and 570 shares owned beneficially through a 50% ownership of an LLC. This does not include 2,170 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's father is the trustee, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 3,100 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.

(7)
Consists of 1,751 shares in Mr. Olson's ARC Wireless 401(k) account and options to purchase 32,000 shares at $5.41 per share until September 21, 2017, granted under the 2007 Stock Incentive Plan which are currently exercisable.

(8)
The shares owned by Brean Murray Carret Group, Inc. are included three times in the table in accordance with the rules governing disclosure of beneficial ownership. In addition to being shown as owned by Brean Murray Carret Group, Inc., these same shares are included as being within the scope of the definition of beneficial ownership of Jason Young and by all officers and directors as a group.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Transactions with Management and Principal Shareholders

We do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

On January 23, 2009 we entered into a financial advisory engagement (the “Agreement”) with Quadrant Management, Inc. (the “Advisor”). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc., an entity that beneficially owns 683,936, or 22.1%, of the Company's common stock. Mr. Young, the Company’s current Chief Executive Officer, has been a Managing Director at Quadrant Management, Inc. since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management- or director-level roles.

Pursuant to the Agreement, the Advisor will provide the Company financial advisory and business consulting services, including restructuring services.

In consideration for the restructuring services provided by the Advisor since November 2008 and for the ongoing services to be provided, the Company will pay the following: 1) an initial cash fee of $250,000 upon signing the Agreement; 2) an annual fee of the greater of (i) $250,000, or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items (“EBITDA”) for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year; and 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement.

The Agreement will expire on December 31, 2013.

The Company utilizes the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with the Company and its Chief Executive Officer as described above. The Company purchases goods and services from RIL valued at approximately $200,000 per month, however the actual dollar amount can vary significantly with normal fluctuations in business activity. RIL has advised the Company that it is providing these goods and services to the Company at or near cost and that RIL does not expect to make any material profit from such transactions.   The Company uses RIL because it believes doing so lowers its costs and simplifies its internal accounting procedures.

Except as set forth herein, during the fiscal year ended December 31, 2010 and during the interim period since the end of fiscal year 2010, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $120,000 and in which any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Audit Fees

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

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
Audit fees	$53,075	(1)	$63,850	(1)	$91,000	(1)
Audit-related fees	-	(2)	—	(2)	—	(2)
Tax fees	$5,000	(3)	$5,000	(3)	18,000	(3)
All other fees	-		-		—
Total audit and non-audit fees	$58,075		$68,850		$109,000

(1)
Includes fees for professional services rendered for the audit of our annual financial statements and review of our Annual Report on Form 10-K for the year 2010, 2009 and 2008 and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal 2010, 2009 and 2008 and related SEC registration statements.

(2)	Includes fees billed for professional services rendered in fiscal 2010, 2009 and 2008, in connection with acquisition planning and due diligence.

(3)	Includes fees billed for professional services rendered in fiscal 2010, 2009 and 2008, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Schedule II

Consolidated Valuation Accounts (in thousands):

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs, Net of Recoveries	Balance, End of Year
Allowance for Doubtful Accounts
Years Ended December 31,
2010	$3		(3)	$-
2009	$460	(1)	(456)	$3

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs	Balance, End of Year
Inventory Valuation
Years Ended December 31,
2010	$61	3		$64
2009	$-	61	-	$61

(3) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000 (3)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
10.8	Seperation Agreeement effective November 18, 2008 between the Company and Randall P. Marx (8)
10.9	Seperation Agreeement effective November 26, 2008 between the Company and Monty R. Lamirato (8)
10.10	Seperation Agreeement effective November 26, 2008 between the Company and Richard L. Anderson (8)
14.1	Amended and Restated Code of Ethics (7)
21.1	Subsidiaries of the Registrant
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Nominating Policies and Procedures
_____________________
(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K filed on June 8, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(6)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.
(7)	Incorporated by reference from the Company’s Form 8-K filed on November 13, 2006
(8)	Incorporated by reference from the Company’s Form 8-K filed on December 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Wireless Solutions, Inc.

Date: March 28, 2011	By:	/s/ Jason T. Young
Jason T. Young, Chief Executive Officer, Director

Date: March 28, 2011		/s/ Steve Olson
Steve Olson, Chief Technology Officer and Acting Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures
March 28, 2011	/s/ Viktor Nemeth Viktor Nemeth, Director
March 28, 2011	/s/ Marco Vega Marco Vega, Director
March 28, 2011	/s/ Lynn Wunderman Lynn Wunderman, Director
March 28, 2011	/s/ Jonathan Bernstein Jonathan Bernstein, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors
ARC Wireless Solutions, Inc.
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertions about the effectiveness of ARC Wireless Solutions, Inc internal control over financial reporting as of December 31, 2010 included in management’s Annual Report on Internal Control over Financial Reporting included in Item 9A of this Report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Denver, Colorado
March 28, 2011

ARC Wireless Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$11,643	$11,785
Accounts receivable – trade, net	385	476
Inventory, net	548	1,019
Other current assets	29	36
Total current assets	$12,605	13,316

Property and equipment, net	272	358

Other assets:
Intangible assets, net	114	122
Deposits	2	52
Total assets	$12,993	$13,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$212	$504
Accrued severance (Note 10)		-
Accrued expenses	404	518
Current portion of capital lease obligations	95	110
Total current liabilities	711	1,132

Capital lease obligations, less current portion	-	13
Total liabilities	711	1,145

Commitments (Notes 8, 10 and 12)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 issued and outstanding in 2010 and 2009, respectively.	2	2
Additional paid-in capital	20,798	20,767
Accumulated deficit	(8,518)	(8,066)
Total stockholders’ equity	12,282	12,703
Total liabilities and stockholders’ equity	$12,993	$13,848

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2010	2009

Sales, net	$3,966	$4,404
Cost of sales	2,526	2,959
Gross Profit	1,440	1,445

Operating expenses
Selling, general and administrative	1,954	2,477
Loss from continuing operations	(514)	(1,032)

Other Income (expense)
Interest expense	(3)	(11)
Other income	65	102
Total other income	62	91

Loss from continuing operations before income taxes	(452)	(941)
Loss from continuing operations	(452)	(941)

Loss from discontinued operations	-	(4)
Net loss	$(452)	$(945)

Net loss per share, continuing operations, basic and diluted	$(.14)	$(.30)
Net loss per share, discontinued operations, basic and diluted	$-	$-
Net loss per share, basic and diluted	$(.14)	$(.30)
Weighted average shares, basic	3,091,000	3,091,000
Weighted average shares, diluted	3,091,000	3,091,000

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balances, January 1, 2009	3,091	$2	$20,735	$(7,121)
Share based compensation			32
Net loss				(945)
Balances, December 31, 2009	3,091	$2	$20,767	$(8,066)
Share based compensation			31
Net loss				(452)
	3,091	$2	$20,798	$(8,518)

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009

Operating activities
Net loss from continuing operations	$(452)	$(941)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	198	219
Non-cash stock compensation	31	32
Provision for doubtful accounts		(1)
Changes in operating assets and liabilities:
Accounts receivable, trade	91	392
Inventory	471	88
Prepaids and other current assets	7	13
Other assets	50	(19)
Accounts payable and accrued severance expenses	(406)	(710)
Net cash used in continuing operations	(10)	(927)
Net cash provided by discontinued operations	-	4
Net cash used in operating activities	(10)	(923)

Investing activities
Patent acquisition costs	(12)	(13)
Purchase of plant and equipment	(92)	(181)
Net cash used in investing activities, continuing operations	(104)	(194)

Financing activities
Net advances from line of credit	-	-
Net repayment of line of credit and capital lease obligations	(28)	(41)
Net cash used in financing activities, continuing operations	(28)	(41)

Net decrease in cash	(142)	(1,158)
Cash and cash equivalents, beginning of year	11,785	12,943
Cash and cash equivalents, end of year	11,643	$11,785

Supplemental cash flow information:
Cash paid for interest, continuing operations	$3	$11

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Organization

The Company (NASDAQ: ARCW) was organized under the laws of the State of Utah on September 30, 1987 and is a provider of wireless network component and wireless network solutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks” or “Kit") and ARC Wireless Hong Kong Limited ("ARCHK"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation. In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated.  ARCHK primarily managed our own China production operations which was no longer required when we transitioned to RIL during the third quarter of 2010. In 2008 we determined it was no longer profitable to operate Starworks and operations were terminated. Starworks is accounted for as a discontinued operation for all periods presented, and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented.

Basis of Presentation

We have experienced recurring losses, and have accumulated a deficit of approximately $8.5 million since inception in 1989. There can be no assurance that we will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2011and the foreseeable future.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts, continuing operations, was approximately $0 thousand and $3 thousand at December 31, 2010 and 2009, respectively. Provision for doubtful accounts, continuing operations, was not material for the years ended December 31, 2010 and 2009.

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. At December 31, 2010, the inventory reserve was $64 thousand and was applicable to finished goods.  Inventory, which includes allocated overhead, consists of the following at December 31 (in thousands):

	2010	2009
Raw materials	$58	$335
Work in progress	-	-
Finished goods	547	745
	605	1,080
Inventory reserve	(64)	(61)
Net inventory	$541	$1,019

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

	2010	2009
Machinery and equipment	$1,713	$1,692
Computer equipment and software	541	539
Furniture and fixtures	170	167
Leasehold improvements	48	48
	2,472	2,446
Accumulated depreciation	(2,200)	(2,088)
	$272	$358

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $178 thousand and $204 thousand during the years ended December 31, 2010 and 2009, respectively.

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance or as a result of fundamental changes in a subsidiary's market, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of December 31, 2010.

Intangible Assets

Intangible assets consist principally of purchased intangible assets. Purchased intangible assets include developed technology, trademarks and trade names. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years. We periodically evaluate the carrying value of intangible assets, to be held and used, for potential impairment. The carrying value of intangible assets, to be held and used, is considered impaired when the carrying value is not recoverable from undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

(in thousands)	2010	2009

Patents	$325	$321
Accumulated amortization	(211)	(199)
Intangible assets, net	$114	$122

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $20 thousand and $15 thousand for the years ended December 31, 2010 and 2009, respectively.

Estimated future patent amortization expense for the next five years as of December 31, 2010 are as follows (in thousands):

Years	Amount
2011	$12
2012	9
2013	7
2014	5
2015	4
Thereafter	77
$114

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

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $314 thousand and $430 thousand, respectively, for the years ended December 31, 2010 and 2009.

Advertising Costs

Advertising costs are charged to operations in the year incurred. Advertising costs charged to operations were immaterial for the years ended December 31, 2010 and 2009.

Product Warranty

Our vendors generally warrant the products distributed by us and allow us to return defective products, including those that have been returned to us by our customers. We do not independently warrant the products we distribute. We do warranty products we manufacture and record a provision for estimated warranty costs at the time of the sale and periodically adjust the provision to reflect actual experience. Warranty expense was not material to our consolidated statements of operations for the years ended December 31, 2010 and 2009.

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

Effective January 1, 2007, we adopted the provisions of ASC 740 that provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. Upon the adoption of ASC 740, we had no unrecognized tax positions. During the year ended December 31, 2010, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010.

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

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented, in thousands:

	Years Ended December 31,
	2010	2009
Stock options	$31	$32
Total share-based compensation expense	$31	$32

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)
Balance at December 31, 2008	47,500	$5.38
Granted	-
Exercised	-
Forfeited or expired	(7,500)	$5.25
Balance at December 31, 2009	40,000	$5.40
Granted	-
Exercised	-
Forfeited or expired	-
Balance at December 31, 2010	40,000	$5.40

The following table presents information regarding options outstanding as of December 31, 2010:

Weighted average contractual remaining term - options outstanding	6.73 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	32,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	6.73 years

No options were exercised during the years ended December 31, 2010 and 2009.

No options were issued in 2010 or 2009.

At December 31, 2010, there are 32,000 options with an exercise price of $5.40. These options expire between 2011 and 2017.

All option exercise prices were granted at market. The weighted average remaining contractual life of options outstanding at the end of 2010 and 2009 were 6.73 years and 7.73 years, respectively.

As of December 31, 2010, future compensation costs related to nonvested stock options was $32 thousand. All options were valued using the Black-Scholes valuation model. Management anticipates that this cost will be recognized over a weighted average period of 1 year.

Net Loss Per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2010 and 2009, we incurred a net loss, and stock options totaling 40,000 and 40,000, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated (in thousands, except per share amounts):

	2010			2009
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss
Basic EPS:
Loss from continuing operations	$(452)	3,091	$(0.15)	$(941)	3,091	$(0.30)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(452)	3,091	$(0.15)	$(941)	3,091	$(0.30)

Basic EPS:
Income (loss) from discontinued operations	$-	3,091	$-	$(4)	3,091	$(0.00)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$-	3,091	$-	$(4)	3,091	$(0.00)

Basic EPS:
Net loss	$(452)	3,091	$(0.15)	$(945)	3,091	$(0.30)
Effect of dilutive securities
Employee stock options	-	-	-	-	-	-
Common stock warrants	-	-	-	-	-	-
Diluted earnings per share	$(452)	3,091	$(0.15)	$(945)	3,091	$(0.30)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities are required to provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The requirement to provide the enhanced disclosures for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued an amendment to the accounting standards related to goodwill which (1) modifies step one of the goodwill impairment test by requiring entities with reporting units that have a zero or negative carrying value to assess, whether it is more likely than not that a goodwill impairment exists and (2) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test. Under the requirements of this standard, if the entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an amendment related to the accounting for business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

2. Discontinued Operations

 In 2008 we determined it was no longer profitable to operate Starworks and operations were terminated. Starworks is accounted for as a discontinued operation for all periods presented, and the results of operations have been excluded from continuing operations in the accompanying consolidated financial statements of operations and cash flows for all periods presented. The results of operations of discontinued operations were immaterial for the year ended December 31, 2009.

3. Revolving Bank Loan Agreement

In May 2009, our $1.5 million revolving line-of-credit agreement (the "Credit Facility") with Citywide Bank matured.  The Credit Facility was not renewed by us. During 2009, we paid approximately $3 thousand in interest expense on this Credit Facility. We had no outstanding debt balance at December 31, 2010.

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

No options were granted in 2010 or 2009 from the 2007 Plan.

5. Income Taxes

We record the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes.  Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally valuation allowances for inventory and trade receivables for financial reporting purposes and accelerated depreciation for income tax purposes. We had no income tax expense or benefit for the years ended December 31, 2010 and 2009.

As a result of net losses for the years ended December 31, 2010 and 2009, management believes a valuation allowance on our deferred tax assets is necessary.  The components of the deferred taxes asset as of December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets (liabilities) (current):
Inventory reserve	$24	$23
Bad debt reserves	-	1
	$24	24
Deferred tax assets (liabilities) (long-term):
Net operating loss carry-forwards	$1,838	$1,702
Property and equipment	7	(17)
Intangibles	14	17
	1,859	1,702
Deferred tax assets	1,883	1,726
Valuation allowance	(1,883)	(1,726)
Net deferred tax assets	$-	$-

As of December 31, 2010, we had total net operating loss carry-forwards of approximately $5 million which will begin expiring in 2023.

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate to the provision for income taxes is as follows for the years ended December 31 (in thousands):

	2010	2009
Tax benefit computed at statutory rate	$(158)	$(331)
State income tax (benefit)	(12)	(25)
Valuation allowance	157	345
Effect of permanent differences	13	13
Other	-	(2)
Provision for income taxes (benefit)	$-	$-

As of December 31, 2010 and 2009, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized, and therefore a valuation allowance for the full amount was recorded.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2010 and 2009, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued in our consolidated balance sheet at December 31, 2010 and 2009 relating to unrecognized tax benefits.

The tax years 2007-2010 remain open to examination for federal and state income tax purposes and by the other major taxing jurisdictions to which we are subject.

6. Sales to Major Customers

We had sales from continuing operations to one customer in 2010 that represented approximately 23% of our annual sales We had sales from continuing operations to one customer in 2009 that represented approximately 18% of our annual sales. The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues. At December 31, 2010 and 2009 one customer represented approximately 28% and 39%, respectively, of our net trade accounts receivable.

7. Significant Suppliers

With regard to continuing operations during 2010 and 2009 we purchased a majority of our product from three vendors all located in China. The loss of any of these vendors could have a material adverse impact on our operations.

8.  Leasing Activities

We lease our facilities under non-cancellable operating leases through 2011. Minimum future rentals payable under the leases are as follows (in thousands):

2011	$12
Total	$12

Rent expense from continuing operations was $160 thousand and $280 thousand for the years ended December 31, 2010 and 2009, respectively.

Property and equipment included the following amounts for leases that have been capitalized at December 31, 2010 and December 31, 2009 (in thousands).

	2010	2009

Machinery and Equipment	$255	$255
Computers and Software	222	222
Furniture and Fixtures	13	13
	490	490
Less: accumulated amortization	(389)	(389)
	$101	$101

We recorded amortization expense of $78 thousand on assets recorded under capitalized leases for 2009. No amortization was recorded in 2010 since these assets were taken out of service.

Future minimum lease payments under capital leases, which include bargain purchase options, are as follows at December 31, 2010 (in thousands):

2011	$102
Total minimum lease payments	$102
Amount representing interest	(7)
Present value of lease payments	$95
Less current portion	(95)
Non-current portion	$-

9. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan (the “Plan”) for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in company common stock of employee contributions by the company if we have a profit for the preceding year. Effective January 1, 2007 the Plan was amended to elect a Safe Harbor Contribution of 3% of a participant’s compensation. For the years ended December 31, 2010 and 2009 our Safe Harbor Contributions were $15 thousand and $27 thousand, respectively.

10. Commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. At December 31, 2010, there were no non-cancellable purchase obligations.

In 2007, we entered into a five year employment agreement with Mr. Steven C. Olson, President and Chief Technology Officer of the Company’s Wireless Communications Solutions Division. Mr. Olson has been with the Company since 2001. The agreement had provided for annual base compensation each year increasing annually to $245 thousand in 2011. Mr. Olson was also entitled to bonuses ranging from $5 thousand to $100 thousand annually contingent upon the company achieving certain net income targets. In 2009, all compensation for all officers and employees was frozen until such time as the Company would become profitable.

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

In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated.  ARCHK primarily managed our own China production operations and generated no separate revenues, which was no longer required when we transitioned to RIL during the third quarter of 2010.

In 2008 management determined it was no longer profitable to operate Starworks and operations were terminated, which was previously presented as the Cable segment. Starworks is no longer classified as an operating segment but is classified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

For the years ended December 31, 2010 and 2009, approximately 25%, of our sales from continuing operations were from customers outside North America.

12. Related Party Transaction

In January 2009, we entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the company, beneficially owns approximately 684,000 shares, or approximately 22%, of our common stock. Our current Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC has agreed to pay the following: 1) an initial cash fee of $250 thousand which was paid upon signing the Agreement in January 2009; 2) during 2009, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. Total expenses accrued for the years ended December 31, 2010 and 2009 were $250 thousand for each year, respectively. The $250 thousand fee for 2009 accrued at December 31, 2009 and was paid in 2010 and the 2010 fee of $250 thousand is included in accrued expenses as of December 31, 2010. The Agreement will expire on December 31, 2013.

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

In our 2010 Third Quarter Form 10-Q report, as a Subsequent Event, we announced we sold all of our Raw Material Inventory to RIL in October 2010.  Subsequent to this sale we realized some of the Raw Material Inventory would not be used within the next few months to produce finished goods and therefore we purchased approximately $30,000 of this ARC China Raw Material inventory back to be held on our books until a later date.  Both the sale and re-purchase of Raw Material occurred during the Fourth Quarter of 2010.

13.  Subsequent Events

Management has evaluated the impact of events occurring after December 31, 2010 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.