Form 10-Q
period 2011-03-31
ARC WIRELESS SOLUTIONS INC
filed 2011-05-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

000-18122
(Commission File Number)

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0454148
( State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

6330 North Washington Street, Suite 13
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

As of May 1, 2011, the Registrant had 3,091,350 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2011

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$11,314	$11,643
Accounts receivable – trade, net	395	385
Inventory, net	427	548
Other current assets	52	29
Total current assets	12,188	12,605

Property and equipment, net	260	272

Other assets:
Intangible assets, net	117	114
Deposits	6	2
Total assets	$12,571	$12,993

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$172	$212
Accrued expenses	127	404
Current portion of capital lease obligations	95	95
Total current liabilities	394	711

Capital lease obligations, less current portion	-	-
Total liabilities	394	711

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding		-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2011 and 2010, respectively.	2	2
Additional paid-in capital	20,806	20,798
Accumulated deficit	(8,631)	(8,518)
Total stockholders’ equity	12,177	12,282
Total liabilities and stockholders’ equity	$12,571	$12,993

* These numbers were derived from the audited financial statements for the year ended December 31, 2010.    See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	Three Month Ended March 31,
	2011	2010

Sales, net	$823	$1,142
Cost of sales	579	845
Gross Profit	244	297

Operating expenses
Selling, general and administrative	367	572
Loss from operations	(123)	(275)

Other Income (expense)
Interest expense	-	(1)
Other income	10	11
Total other income	10	10

Net loss	$(113)	$(265)

Net loss per share, basic and diluted	$(.04)	$(.09)
Weighted average shares, basic	3,091,000	3,091,000
Weighted average shares, diluted	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010

Operating activities
Net loss from operations	$(113)	$(265)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	42	48
Non-cash stock compensation	8	8
Provision for doubtful accounts
Changes in operating assets and liabilities:
Accounts receivable, trade	(10)	(51)
Inventory	121	71
Prepaids and other current assets	(23)	(13)
Other assets	(4)	(74)
Accounts payable and accrued expenses	(317)	(48)
Net cash used in operating activities	(296)	(324)

Investing activities
Patent acquisition costs	(6)	(2)
Purchase of plant and equipment	(27)	(53)
Net cash used in investing activities	(33)	(55)

Financing activities
Net advances from line of credit	-	-
Net repayment of line of credit and capital lease obligations	-	-
Net cash used in financing activities		-

Net decrease in cash	(329)	(379)
Cash and cash equivalents, beginning of year	11,643	11,785
Cash and cash equivalents, end of quarter	$11,314	$11,406

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operation and its cash flows for the three months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks” or “Kit") and ARC Wireless Hong Kong Limited ("ARCHK"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation. In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated.  ARCHK primarily managed our own China production operations which was no longer required when we transitioned to RIL during the third quarter of 2010

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $8.6 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2011 and into the foreseeable future.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 days of the invoice date.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. No provision for doubtful accounts was deemed necessary at December 31, 2010 and March 31, 2010. There was no bad debt expense for both the three months ended March 31, 2011 and 2010.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2011 and 2010, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2011 and December 31, 2010. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Stock options	$8	$8
Total share-based compensation expense	$8	$8

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2011	40,000	$5.40
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance at March 31, 2011	40,000	$5.40

The following table presents information regarding options outstanding and exercisable as of March 31, 2011:

Weighted average contractual remaining term - options outstanding	6.48 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	32,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	6.48 years

There were no options granted or exercised during the three months ended March 31, 2011.

As of March 31, 2011, future compensation costs related to nonvested stock options was $24 thousand.  Management anticipates that this cost will be recognized over a weighted average period of three years.

Note 3. Earnings Per Share

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2011			2010
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(113)	3,091	$(.04)	$(265)	3,091	$(.09)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(113)	3,091	$(.04)	$(265)	3,091	$(.09)

Note 4.  Inventory

Commencing January 1, 2011, inventory is valued at the lower of cost or market using first in first out (FIFO) which approximate average cost, due to the rapid turnover of inventory. The Company previously valued its inventory at lower of cost or market using standard cost which approximated average cost, and as such, the change is not considered a change in accounting. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  At March 31, 2011 and December 31, 2010, the inventory reserve was $65 and $64 thousand, respectively. Inventory consists of the following amounts (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$45	$58
Work in progress	-	-
Finished goods	447	554
Subtotal	492	612
Inventory reserve	(65)	(64)
Net inventory	$427	$548

Note 5. Related Party Transactions

In 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 684,000 shares, or approximately 22%, of the Company's common stock at January 31, 2011. The Company’s current Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.

Pursuant to the Agreement, the Advisor provides to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor and for the ongoing services to be provided, ARC agreed to pay the following: 1) an initial cash fee of $250 thousand upon signing the Agreement in January 2009; 2) during 2009 and future years, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The 2010 annual fee of $250 thousand is included in accrued liabilities at December 31, 2010. Approximately $62 thousand of the 2011 annual fee was accrued for the three months ended March 31, 2011 and is also included in accrued liabilities at March 31, 2011. The Agreement will expire on December 31, 2013.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL valued at approximately $200 thousand per month; however the actual dollar amount can vary significantly with normal fluctuations in business activity

Note 6.  Recent Accounting Pronouncements

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

Note 8.  Concentration of Credit Risk

One customer accounted for approximately 33% and 20% of the Company’s net sales for the three months ended March 31, 2011 and 2010, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Note 10.  Subsequent Events

Management has evaluated the impact of events occurring after March 31, 2011 up to the date of the filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Growth in product revenue is dependent both on gaining further traction with current and new customers for the existing product portfolio as well as further acquisitions to support our wireless initiatives. Revenue growth for antenna products is correlated to overall global wireless market growth and a portion of our growth in this market has slowed due to the increasing use of fully integrated solutions and the current global economic conditions. We continue to focus on keeping our operational and general costs down in order to improve our gross margins until demand rebounds.

Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (“WiMAX”), WiFi or vendor specific proprietary solutions for point-to-point and point-to-multipoint applications, and industrial automation markets; Global Positioning Systems (“GPS”) and Mobile SATCOM solutions for network timing, fleet and asset tracking and monitoring; Machine to machine (“M2M”) communications for controlling or monitoring data from devices; and cellular base station antennas to build out or optimize carrier networks.

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

Financial Condition

At March 31, 2011, we had approximately $11.8 million in working capital, which represents a decrease of approximately $100 thousand from working capital at December 31, 2010 of $11.9 million.

We have seen a decline in orders from customers, both domestically and internationally, as a result of the current economic environment and due to the increasing use of fully integrated solutions rather than the component solutions we offer. While we do not expect this trend to reverse in 2011, we continue our efforts to acquire new customers and update our product portfolio.

Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2011 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended March 31, 2011 and 2010

Total revenues were approximately $823 thousand for the three months ended March 31, 2011 and $1.1 million for the three months ended March 31, 2010. The decrease in revenues during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to general decrease in broadband wireless sales which was partially offset by an increase in our GPS antenna sales.

Gross profit margins were 29% and 26% for the three months ended March 31, 2011 and 2010, respectively. The increase in gross margin is primarily due to our focus on cutting our operational costs.

Selling, general and administrative expenses (SG&A) decreased 36% to $367 thousand for the quarter ended March 31, 2011 as compared to $572 thousand for the quarter ended March 31, 2010.  SG&A as a percent of total revenues decreased from 50% for the three months ended March 31, 2010 to 44% for the three months ended March 31, 2011. Salaries and wages, remains the largest component of SG&A costs, constituting 29% of the total SG&A costs for the three months ended March 31, 2011 and 2010. The majority of the overall decrease in SG&A is related to a decrease in salary costs and decreases in US facility costs.  We are continuing our efforts to streamline our operations and reduce costs in other areas.

Other income decreased during the first quarter 2011 to approximately $10 thousand as compared to $11 thousand in the first quarter 2010. The decline is primarily due to decreased interest income as a result of the decline in our cash balances in addition to a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the three months ended March 31, 2011 and 2010 due to our net losses for both periods.

Financial Condition (in thousands of dollars)

	March 31, 2011	December 31, 2010
Current ratio (1)	30.93 to 1	17.72 to 1
Working capital (2)	$11,794	$11,894
Total debt	$394	$711
Total cash less debt	$10,920	$10,932
Stockholders equity	$12,177	$12,282
Total liabilities to equity	.03 to 1	.05 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11.3 million at March 31, 2011 and hold no debt outstanding.  We believe that we have the ability to provide for our remaining 2011 operational needs through projected operating cash flow and cash on hand.

The net cash used by operating activities was $296 thousand for the three months ended March 31, 2011 compared to net cash used by operating activities of $324 thousand for the three months ended March 31, 2010. The primary reason for the change is a reduction in the net loss from operations of $152 thousand comparing the quarter ended March 31, 2011 to the quarter ended March 31, 2010.

The net cash used in investing activities from continuing operations was $33 thousand for the three months ended March 31, 2011 compared to $55 thousand for the three months ended March 31, 2010, primarily the result of capital expenditures for molds and machinery.

We had no cash flows related to financing activities for the three months ended March 31, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARC WIRELESS SOLUTIONS, INC.

Date: May 12, 2011	By:	/s/ Jason Young
Jason Young
Chief Executive Officer

Date: May 12, 2011	By:	/s/ Steve Olson
Steve Olson
Chief Technology Officer and
Acting Principal Financial Officer