Form 10-Q
period 2011-06-30
ARC WIRELESS SOLUTIONS INC
filed 2011-08-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to

000-18122
(Commission File Number)

ARC Wireless Solutions, Inc.
(Exact name of registrant as specified in its charter)
Utah	87-0454148
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No ☒
As of August 1, 2011, the Registrant had 3,091,350 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2011

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$11,065	$11,643
Accounts receivable – trade, net	445	385
Inventory, net	539	548
Other current assets	39	29
Total current assets	12,088	12,605

Property and equipment, net	256	272

Other assets:
Intangible assets, net	120	114
Deposits	6	2
Total assets	$12,470	$12,993

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$149	$212
Accrued expenses	187	404
Current portion of capital lease obligations	83	95
Total current liabilities	419	711

Capital lease obligations, less current portion	-	-
Total liabilities	419	711

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2011 and 2010, respectively.	2	2
Additional paid-in capital	20,814	20,798
Accumulated deficit	(8,765)	(8,518)
Total stockholders’ equity	12,051	12,282
Total liabilities and stockholders’ equity	$12,470	$12,993

* These numbers were derived from the audited financial statements for the year ended December 31, 2010.    See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales, net	$854	$942	$1,677	$2,084
Cost of sales	557	593	1,136	1,438
Gross Profit	297	349	541	646

Operating expenses
Selling, general and administrative	441	564	808	1,136
Loss from operations	(144)	(215)	(267)	(490)

Other Income (expense)
Interest expense	-	(1)	-	(2)
Other income	10	12	20	23
Total other income	10	11	20	21

Net loss	$(134)	$(204)	$(247)	$(469)

Net loss per share, basic and diluted	$(.04)	$(.07)	$(.08)	$(.15)
Weighted average shares, basic	3,091,000	3,091,000	3,091,000	3,091,000
Weighted average shares, diluted	3,091,000	3,091,000	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

Operating activities
Net loss from operations	$(247)	$(469)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	88	100
Non-cash stock compensation	16	16
Provision for doubtful accounts
Changes in operating assets and liabilities:	5	-
Accounts receivable, trade	(65)	112
Inventory	9	119
Prepaids and other current assets	(10)	(25)
Other assets	(4)	5
Accounts payable and accrued expenses	(280)	(412)
Net cash used in operating activities	(488)	(554)

Investing activities
Patent acquisition costs	(12)	(7)
Purchase of plant and equipment	(66)	(58)
Net cash used in investing activities	(78)	(65)

Financing activities
Net repayment of line of credit and capital lease obligations	(12)	(24)
Net cash used in financing activities	(12)	(24)

Net decrease in cash	(578)	(619)
Cash and cash equivalents, beginning of year	11,643	11,785
Cash and cash equivalents, end of quarter	$11,065	$11,166

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, the results of its operation and its cash flows for the three months and six months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks" or "Kit") and ARC Wireless Hong Kong Limited ("ARCHK"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation. In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated.  ARCHK primarily managed our own China production operations which was no longer required when we transitioned to utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited ("RIL") during the third quarter of 2010, as described in Note 5.

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $8.8 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through June 30, 2012 and into the foreseeable future.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 days of the invoice date.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The provision for doubtful accounts was $0 at December 31, 2010 and $5 thousand at June 30, 2011. Bad debt expense for the three months and six months ended June 30, 2011 was $5 thousand and $0 for the three months and six months ended June 30, 2010.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months and six months ended June 30, 2011 and 2010, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2011 and December 31, 2010. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended		Six Month Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stock options	$8	$8	$16	$16
Total share-based compensation expense	$8	$8	$16	$16

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2011	40,000	$5.40
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance at June 30, 2011	40,000	$5.40

The following table presents information regarding options outstanding and exercisable as of June 30, 2011:

Weighted average contractual remaining term - options outstanding	6.23 years
Aggregate intrinsic value - options outstanding	-
Options exercisable	32,000
Weighted average exercise price – options exercisable	$5.40
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	6.23 years

There were no options granted or exercised during the three months or six months ended June 30, 2011.

As of June 30, 2011, future compensation costs related to nonvested stock options was $16 thousand.  Management anticipates that this cost will be recognized over a weighted average period of one year.

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
The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2011			2010
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(134)	3,091	$(.04)	$(204)	3,091	$(.07)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(134)	3,091	$(.04)	$(204)	3,091	$(.07)

	For the Six Months Ended June 30,
	2011			2010
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(247)	3,091	$(.08)	$(469)	3,091	$(.15)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(247)	3,091	$(.08)	$(469)	3,091	$(.15)

Note 4.  Inventory

Commencing January 1, 2011, inventory is valued at the lower of cost or market using first in first out (FIFO) which approximate average cost, due to the rapid turnover of inventory. The Company previously valued its inventory at lower of cost or market using standard cost which approximated average cost, and as such, the change is not considered a change in accounting. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  At June 30, 2011 and December 31, 2010, the inventory reserve was $63 and $64 thousand, respectively. Inventory consists of the following amounts (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$80	$58
Work in progress	-	-
Finished goods	522	554
Subtotal	602	612
Inventory reserve	(63)	(64)
Net inventory	$539	$548

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

Pursuant to the Agreement, the Advisor provides to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor and for the ongoing services to be provided, ARC agreed to pay the following: 1) an initial cash fee of $250 thousand upon signing the Agreement in January 2009; 2) during 2009 and future years, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The 2010 annual fee of $250 thousand is included in accrued liabilities at December 31, 2010. Approximately $86 thousand of the 2011 annual fee was included in accrued liabilities at June 30, 2011. The Agreement will expire on December 31, 2013.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL, the actual dollar amount can vary significantly with normal fluctuations in business activity.  At June 30, 2011 we had payables to RIL of approximately $60 thousand.

Note 6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 8.  Concentration of Credit Risk

One customer accounted for approximately 33% and 24% of the Company’s net sales for the six months ended June 30, 2011 and 2010, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Note 10.  Subsequent Events

Management has evaluated the impact of events occurring after June 30, 2011 up to the date of the filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Financial Condition

At June 30, 2011, we had approximately $11.7 million in working capital, which represents a decrease of approximately $200 thousand from working capital at December 31, 2010 of $11.9 million.

We have seen a decline in orders from customers, both domestically and internationally, as a result of the current economic environment and due to the increasing use of fully integrated solutions rather than the component solutions we offer. While we do not expect this trend to reverse in 2011, we continue our efforts to acquire new customers and update our product portfolio.

Management believes that current working capital will be sufficient to allow us to maintain our operations through June 30, 2012 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended June 30, 2011 and 2010

Total revenues were approximately $854 thousand for the three months ended June 30, 2011 and $942 thousand for the three months ended June 30, 2010. The decrease in revenues during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is primarily attributable to general decrease in broadband wireless sales which was partially offset by an increase in our GPS antenna sales.

Gross profit margins were 35% and 37% for the three months ended June 30, 2011 and 2010, respectively. The slight decrease in gross margin is primarily due to product mix.

Selling, general and administrative expenses (SG&A) decreased 22% to $441 thousand for the three months ended June 30, 2011 as compared to $564 thousand for the three months ended June 30, 2010.  SG&A as a percent of total revenues decreased from 60% for the three months ended June 30, 2010 to 52% for the three months ended June 30, 2011. Salaries and wages, remains the largest component of SG&A costs, constituting 29% of the total SG&A costs for the three months ended June 30, 2011 and 2010. The majority of the overall decrease in SG&A is related to a decrease in salary costs and decreases in US facility costs.  We are continuing our efforts to streamline our operations and reduce costs in other areas.

Other income decreased during the second quarter 2011 to approximately $10 thousand as compared to $12 thousand in the second quarter 2010. The decline is primarily due to decreased interest income as a result of the decline in our cash balances in addition to a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the three months ended June 30, 2011 and 2010 due to our net losses for both periods.

Results of Continuing Operations for the Six Months Ended June 30, 2011 and 2010

Total revenues were approximately $1.7 million for the six months ended June 30, 2011 and $2.1 million for the six months ended June 30, 2010. The decrease in revenues during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to general decrease in broadband wireless sales which was partially offset by an increase in our GPS antenna sales.

Gross profit margins were 32% and 31% for the six months ended June 30, 2011 and 2010, respectively. The slight increase in gross margin is due to our continuing focus on cutting our operational costs.

Selling, general and administrative expenses (SG&A) decreased 27% to $808 thousand for the six months ended June 30, 2011 as compared to $1.1 million for the six months ended June 30, 2010.  SG&A as a percent of total revenues decreased from 55% for the six months ended June 30, 2010 to 48% for the six months ended June 30, 2011. Salaries and wages, remains the largest component of SG&A costs, constituting 28% of the total SG&A costs for the six months ended June 30, 2011 and 29% of the total SG&A costs for the six months ended June 30, 2010. The majority of the overall decrease in SG&A is related to a decrease in salary costs and decreases in US facility costs.  We are continuing our efforts to streamline our operations and reduce costs in other areas.

Other income decreased during the six months ended June 30, 2011 to approximately $20 thousand as compared to $23 thousand in the six months ended June 30, 2010. The decline is primarily due to decreased interest income as a result of the decline in our cash balances in addition to a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the six months ended June 30, 2011 and 2010 due to our net losses for both periods.

Financial Condition (in thousands of dollars)

	June 30, 2011	December 31, 2010
Current ratio (1)	28.85 to 1	17.72 to 1
Working capital (2)	$11,669	$11,894
Total debt	$419	$711
Total cash less debt	$10,646	$10,932
Stockholders equity	$12,051	$12,282
Total liabilities to equity	.035 to 1	.05 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11.1 million at June 30, 2011 and hold no long-term debt outstanding.  We believe that we have the ability to provide for operational needs through projected operating cash flow and cash on hand through June 30, 2012.

The net cash used by operating activities was $488 thousand for the six months ended June 30, 2011 compared to net cash used by operating activities of $554 thousand for the six months ended June 30, 2010. The primary reason for the change is a reduction in the net loss from operations of $222 thousand comparing the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The net cash used in investing activities was $78 thousand for the six months ended June 30, 2011 compared to $65 thousand for the six months ended June 30, 2010, primarily the result of capital expenditures for molds and machinery.

Net cash used in financing activities was $12 thousand for the six months ended June 30, 2011 and $24 thousand for the six months ended June 30, 2010.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARC WIRELESS SOLUTIONS, INC.

Date:	August 12, 2011	By:	/s/ Jason Young
Jason Young
Chief Executive Officer

Date:	August 12, 2011	By:	/s/ Steve Olson
Steve Olson
Chief Technology Officer and
Acting Principal Financial Officer