Form 10-Q
period 2011-09-30
ARC WIRELESS SOLUTIONS INC
filed 2011-11-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2011, the Registrant had 3,091,350 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2011

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Wireless Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$11,176	$11,643
Accounts receivable – trade, net	184	385
Inventory, net	529	548
Other current assets	22	29
Total current assets	11,911	12,605

Property and equipment, net	226	272

Other assets:
Intangible assets, net	117	114
Deposits	6	2
Total assets	$12,260	$12,993

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$99	$212
Accrued expenses	262	404
Current portion of capital lease obligations	66	95
Total current liabilities	427	711

Capital lease obligations, less current portion	-	-
Total liabilities	427	711

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2011 and 2010, respectively.	2	2
Additional paid-in capital	20,822	20,798
Accumulated deficit	(8,991)	(8,518)
Total stockholders’ equity	11,833	12,282
Total liabilities and stockholders’ equity	$12,260	$12,993

* These numbers were derived from the audited financial statements for the year ended December 31, 2010.

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales, net	$629	$968	$2,306	$3,053
Cost of sales	383	595	1,520	2,033
Gross Profit	246	373	786	1,020

Operating expenses
Selling, general and administrative	482	441	1,289	1,577
Loss from operations	(236)	(68)	(503)	(557)

Other Income (expense)
Interest expense	-	(1)	-	(3)
Other income	10	13	30	35
Total other income	10	12	30	32

Net loss	$(226)	$(56)	$(473)	$(525)

Net loss per share, basic and diluted	$(.07)	$(.02)	$(.15)	$(.17)
Weighted average shares, basic	3,091,000	3,091,000	3,091,000	3,091,000
Weighted average shares, diluted	3,091,000	3,091,000	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net loss from operations	$(473)	$(525)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	142	154
Non-cash stock compensation	24	24
Provision for doubtful accounts	5	-
Changes in operating assets and liabilities:
Accounts receivable, trade	196	88
Inventory	19	252
Prepaids and other current assets	7	16
Other assets	(4)	(13)
Accounts payable and accrued expenses	(255)	(360)
Net cash used in operating activities	(339)	(364)

Investing activities
Patent acquisition costs	(12)	(10)
Purchase of plant and equipment	(87)	(83)
Proceeds from sale of plant and equipment	-	18
Net cash used in investing activities	(99)	(75)

Financing activities
Net repayment of line of credit and capital lease obligations	(29)	-
Net cash used in financing activities	(29)	-

Net decrease in cash	(467)	(439)
Cash and cash equivalents, beginning of year	11,643	11,785
Cash and cash equivalents, end of quarter	$11,176	$11,346

See accompanying notes.

ARC Wireless Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, the results of its operation and its cash flows for the three months and nine months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $9 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through September 30, 2012 and into the foreseeable future.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 days of the invoice date.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The provision for doubtful accounts was $0 at December 31, 2010 and $5 thousand at September 30, 2011. Bad debt expense for the three months and nine months ended September 30, 2011 was $5 thousand and $0 for the three months and nine months ended September 30, 2010.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months and nine months ended September 30, 2011 and 2010, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2011 and December 31, 2010. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended		Nine Month Ended

	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Stock options	$8	$8	$24	$24
Total share-based compensation expense	$8	$8	$24	$24

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price ($)

Balance at January 1, 2011	40,000	$5.40
Granted	-	-
Exercised	-	-
Forfeited or expired	(40,000)	$(5.40)
Balance at September 30, 2011	-	-

The following table presents information regarding options outstanding and exercisable as of September 30, 2011:

Weighted average contractual remaining term - options outstanding	-
Aggregate intrinsic value - options outstanding	-
Options exercisable	-
Weighted average exercise price – options exercisable	-
Aggregate intrinsic value - options exercisable	-
Weighted average contractual remaining term - options exercisable	-

There were no options granted or exercised during the three months or nine months ended September 30, 2011.

As of September 30, 2011, there was no future compensation costs related to nonvested stock options.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2011			2010
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(226)	3,091	$(.07)	$(56)	3,091	$(.02)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(226)	3,091	$(.07)	$(56)	3,091	$(.02)

	For the Nine Months Ended September 30,
	2011			2010
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(473)	3,091	$(.15)	$(525)	3,091	$(.17)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(473)	3,091	$(.15)	$(525)	3,091	$(.17)

Note 4.  Inventory

Commencing January 1, 2011, inventory is valued at the lower of cost or market using first in first out (FIFO) which approximate average cost, due to the rapid turnover of inventory. The Company previously valued its inventory at lower of cost or market using standard cost which approximated average cost, and as such, the change is not considered a change in accounting. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  At September 30, 2011 and December 31, 2010, the inventory reserve was $72 and $64 thousand, respectively. Inventory consists of the following amounts (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$52	$58
Work in progress	-	-
Finished goods	548	554
Subtotal	600	612
Inventory reserve	(72)	(64)
Net inventory	$528	$548

Note 5. Related Party Transactions

In 2009, the Company entered into a financial advisory engagement (the "Agreement") with Quadrant Management, Inc. (the "Advisor"). Quadrant Management, Inc. is under common control with Brean Murray Carret Group, Inc. ("Brean"), an entity that, together with a current director of the Company, beneficially owns approximately 1,121,354 shares, or approximately 36.3%, of the Company's common stock at September 30, 2011. The Company’s former Chief Executive Officer has been a Managing Director at Quadrant Management, Inc. since 2005.   The Company’s current Chief Executive Officer is a Managing Director at Quadrant Management, Inc. since January 2008.

Pursuant to the Agreement, the Advisor provides to ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services which have been provided by the Advisor and for the ongoing services to be provided, ARC agreed to pay the following: 1) an initial cash fee of $250 thousand upon signing the Agreement in January 2009; 2) during 2009 and future years, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. The 2010 annual fee of $250 thousand is included in accrued liabilities at December 31, 2010. Approximately $187 thousand of the 2011 annual fee was included in accrued liabilities at September 30, 2011. The Agreement will expire on December 31, 2013.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL valued at approximately $200 thousand per month, however the actual dollar amount can vary significantly with normal fluctuations in business activity.  At September 30, 2011 we had payables to RIL of approximately $16 thousand.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

Note 7.  Concentration of Credit Risk

One customer accounted for approximately 30% and 23% of the Company’s net sales for the nine months ended September 30, 2011 and 2010, respectively. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Note 8.  Industry Segment Information

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

Note 9.  Subsequent Events

Management has evaluated the impact of events occurring after September 30, 2011 up to the date of the filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Financial Condition

At September 30, 2011, we had approximately $11.5million in working capital, which represents a decrease of approximately $400 thousand from working capital at December 31, 2010 of $11.9 million.

We have seen a decline in orders from customers, both domestically and internationally, as a result of the current economic environment and due to the increasing use of fully integrated solutions rather than the component solutions we offer. While we do not expect this trend to reverse in 2011, we continue our efforts to acquire new customers and update our product portfolio.

Management believes that current working capital will be sufficient to allow us to maintain our operations through September 30, 2012 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended September 30, 2011 and 2010

Total revenues were approximately $629 thousand for the three months ended September 30, 2011 and $968 thousand for the three months ended September 30, 2010. The decrease in revenues during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is primarily attributable to general decrease in sales across all product lines.

Gross profit margins were 39% and 38% for the three months ended September 30, 2011 and 2010, respectively. The slight increase in gross margin is primarily due to product mix.

Selling, general and administrative expenses (SG&A) increased 9% to $482 thousand for the three months ended September 30, 2011 as compared to $441 thousand for the three months ended September 30, 2010.  SG&A as a percent of total revenues increased from 46% for the three months ended September 30, 2010 to 77% for the three months ended September 30, 2011. The primary reason for the increase in the % of SG&A compared to revenues is the 35% decrease in revenues comparing the three months ended September 30, 2011 to September 30, 2010. Salaries and wages, remains the largest component of SG&A costs, constituting 26% of the total SG&A costs for the three months ended September 30, 2011 and 2010. The majority of the overall increase in SG&A is related to a increase in research and development costs and salary costs.  We are continuing our efforts to streamline our operations and reduce costs in other areas.

Other income decreased during the third quarter 2011 to approximately $10 thousand as compared to $12 thousand in the third quarter 2010. The decline is primarily due to decreased interest income as a result of the decline in our cash balances in addition to a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the three months ended September 30, 2011 and 2010 due to our net losses for both periods.

Results of Continuing Operations for the Nine Months Ended September 30, 2011 and 2010

Total revenues were approximately $2.3 million for the nine months ended September 30, 2011 and approximately $3.1 million for the nine months ended September 30, 2010. The decrease in revenues during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to general decrease in broadband wireless sales which was partially offset by an increase in our GPS antenna sales.

Gross profit margins were 34% and 33% for the nine months ended September 30, 2011 and 2010, respectively. The slight increase in gross margin is primarily due to product mix.

Selling, general and administrative expenses (SG&A) decreased 18% to approximately $1.3 million for the nine months ended September 30, 2011 as compared to approximately $1.58 million for the nine months ended September 30, 2010.  SG&A as a percent of total revenues increased from 52% for the nine months ended September 30, 2010 to 56% for the nine months ended September 30, 2011. Salaries and wages, remains the largest component of SG&A costs, constituting 28% of the total SG&A costs for the nine months ended September 30, 2011 and 2010. The majority of the overall decrease in SG&A is related to a decrease in salary costs and decreases in US facility costs.  We are continuing our efforts to streamline our operations and reduce costs in other areas.

Other income decreased during the nine months ended September 30, 2011 to approximately $30 thousand as compared to $32 thousand in the nine months ended September 30, 2010. The decline is primarily due to decreased interest income as a result of the decline in our cash balances in addition to a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the nine months ended September 30, 2011 and 2010 due to our net losses for both periods.

Financial Condition (in thousands of dollars)

	September 30, 2011	December 31, 2010
Current ratio (1)	27.89 to 1	17.72 to 1
Working capital (2)	$11,484	$11,894
Total debt	$427	$711
Total cash less debt	$10,749	$10,932
Stockholders equity	$11,833	$12,282
Total liabilities to equity	.036 to 1	.05 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11.176 million at September 30, 2011 and hold no long-term debt outstanding.  We believe that we have the ability to provide for operational needs through projected operating cash flow and cash on hand through September 30, 2012.

The net cash used by operating activities was $339 thousand for the nine months ended September 30, 2011 compared to net cash used by operating activities of $364 thousand for the nine months ended September 30, 2010. The primary reason for the change is a reduction in the net loss from operations of $52 thousand comparing the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The net cash used in investing activities was $99 thousand for the nine months ended September 30, 2011 compared to $75 thousand for the nine months ended June 30, 2010, primarily the result of capital expenditures for molds and machinery.

Net cash used in financing activities was $29 thousand for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and acting chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our interim Chief Executive Officer and the person performing the similar function as acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our interim Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)

10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (3)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (3)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (4)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (5)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (5)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (5)
10.8	Separation Agreement effective August 16, 2011 between the Company and Steven C. Olson

31.1 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(4)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(5)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC WIRELESS SOLUTIONS, INC.

Date:	November 14, 2011	By:	/s/ Ted Deinard
Ted Deinard
Interim Chief Executive Officer
Acting Principal Financial Officer