Form 10-K
period 2011-12-31
ARC WIRELESS SOLUTIONS INC
filed 2012-03-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10 - K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

ARC Wireless Solutions, Inc.

(Exact name of registrant as specified in its charter)

Utah

(State or other jurisdiction of incorporation or organization)

000-18122	87-0454148
(Commission File Number)	(IRS Employer Identification Number)

6330 North Washington Street, Suite 13
Denver, Colorado, 80216-1146
(Address of principal executive offices including zip code)

(303) 467-5236
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

Yes ☐   No ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4 million. This calculation is based upon the average of the bid and ask price of $2.85 of the stock on June 30, 2011 as reported by NASDAQ. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant’s $.0005 par value common stock outstanding as of March 5, 2012 was 3,091,350.

DOCUMENTS INCORPORATED BY REFERENCE

None

ARC Wireless Solutions, Inc.
Form 10-K for the year ended December 31, 2011

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

PART I

Item 1.   Business

Overview

Our Company

ARC Wireless Solutions, Inc. (referred to as “ARC Wireless,” the “Company,” “we,” “us” and “our”) through its wholly owned operating subsidiaries ARC Wireless LLC and ARC Wireless Ltd. is a provider of high quality and cost effective wireless network component and wireless network solutions. We have historically focused on the design, development, manufacture, and marketing of our diversified line of antennas and antenna related accessories, including cellular base station, mobile, cellular, and flat panel antennas. With the release in December, 2011 of our ARCFlexTM line of radio products, we have now combined a fully functional radio and software solution with our antenna offerings.

During 2009 and for the first 8 months of 2010 we managed our own China production facility through our wholly-owned subsidiary, ARC Wireless Hong Kong Limited (“ARCHK”). Beginning in September of 2010, the Company streamlined its operations by transitioning the manufacturing of ARC product that was previously produced at our own China production facility to Rainbow Industrial Limited (“RIL”). RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. The main purpose for this transition was to help simplify our manufacturing and accounting procedures. As of December, 2011 we have ceased all operations at RIL and now manufacture exclusively through third party contract manufacturers in China.

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

You may also request a copy of our SEC filings at no cost, by writing or telephoning us at: ARC Wireless Solutions, Inc., 6330 North Washington Street, Suite 13, Denver, CO 80216-1146, phone: 303-467-5236. At the present time, we do not maintain a corporate website, however, we intend establish a new corporate website in the near future. Such website will include copies of our SEC filings. Our Amended and Restated Code of Ethics, Compensation Committee Charter and Audit Committee Charter will also be made available on our new corporate website.

In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated. ARCHK primarily managed our own China production operations which was no longer required when we transitioned manufacturing to RIL during the third quarter of 2010.

Principal Products

Our principal products include the following:

Wireless Broadband Solutions

The ARCFlexTM family includes indoor and outdoor wireless access points, Customer Premises Equipment (“CPE”) solutions, and combinations of these that combine two radios into one package at a price that is less than leading single-radio products currently in the market. The second radio means Wireless Internet Service Providers (“WISPs”) can increase revenue by turning CPEs into Hotspots, can easily extend their networks, and can provide their customers better on-site wireless coverage. ARCFlexTM provides WISPs with always-on wireless access to their network equipment, allowing upgrades and repairs without access to the customer premises. All ARCFlexTM products feature ARC•OSTM, a powerful Linux-based platform with an easy-to-use interface and ARCMobileTM, a mobile installation app for iPhone and Android.

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

Dish Antennas

Our dish antennas are waveguide fed parabolic dish antennas that are used for Wi-Fi® and related technologies as well as licensed band technology. The antenna design typically incorporates a single waveguide antenna. These types of antennas are used to receive and/or transmit data, voice and, in some cases, video from radio transmitters and are used in point-to-point applications. We have developed, and sold various versions of these antennas to private, commercial and governmental entities. We offer several dish antenna designs that include frequency bands that are within the 4.9 GHz to 24 GHz frequency span.

Foreign Sales

Direct export sales to customers outside North America were approximately 31% and 26% of our sales for the fiscal year ended December 31, 2011 and 2010, respectively. In 2011, two customers located outside of North America each accounted for sales of more than 5%. In 2010 no one customer located outside of North America accounted for sales of more than 5%.

Marketing and Distribution

We market our products primarily through a group of worldwide distributors. We also occasionally market our diversified proprietary designs to our existing and potential customers in the commercial, government and retail market places. Our subsidiary’s commercial website at www.antennas.com includes information about our products and our distribution channel partners.

Production

During the first two quarters and part of the third quarter of 2010 the majority of our products and components were manufactured at our own facility in China under the supervision of our wholly-owned subsidiary, ARCHK. During the third quarter of 2010 we transitioned away from our own production facility and began utilizing the manufacturing, product sourcing, and outsourcing services of RIL which is based in China. As of December, 2011 we have ceased all operations at RIL and now manufacture exclusively through third party contract manufacturers in China. We anticipate that a majority of all production of our products and components will continue to be manufactured in China.

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. Except for salaries of engineering personnel and contract engineering involved in R&D, other R&D costs have not been material in 2011 and 2010. We spent approximately $428 thousand and $314 thousand on R&D in 2011 and 2010, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.

Employees

At December 31, 2011, we had 4 full time employees including 1 in sales and customer support, 2 in engineering and product development, and 1 in management and administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work slowdown or strike.

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

Intellectual Property

Patents

We currently hold 14 U.S. patents, which will remain valid until their individual specific expiration dates.

Mr. Shoemaker, our former Chief Scientist, and Mr. Randall P. Marx, our former Chief Executive Officer, are inventors of record for patent US 5,829,121 covering the process used to manufacture certain of our flat planar antennas, which expires in 2016. Mr. Shoemaker is the inventor of record for patent US 5,995,059, which expires in 2018, covering creating antennas from coaxial cable, and Mr. Shoemaker and Mr. Marx are also the inventors of record for patent US D408,415 for a conformal antenna for a satellite dish, which expires in 2013, as well as for patent US 5,793,336 for conformal antenna assemblies, which expires in 2016. Mr. Shoemaker and Mr. Marx each have permanently assigned to us all rights to these patents.

A former employee, David E. McConnell, is the inventor of record for patent US 5,877,452 for a coaxial cable connector, which will expire in 2017, all rights to which are owned by the Company. In addition, Dr. Mohamed Sanad, a former Principal Consulting Engineer, is the inventor of record for patent US 6,218,991 for a compact planar inverted F antenna suited for remote wireless metering and that will expire in 2019. He is also the inventor of patent US 6,421,014 used for a compact dual narrow band microstrip antenna particularly suited for remote wireless metering, which will expire in 2019. Dr. Sanad has permanently assigned to us all of the rights to these patents.

Raymond L. Lovestead, one of our former engineers, is the inventor of record for our low cross-polarization microstrip patch radiator patent US 6,577,276, which will expire in 2021. Mr. Lovestead has permanently assigned to the Company all patent and other rights in the products covered by this patent application and all other products that have been developed while employed by us.

Dr. Donald A. Huebner, and Mr. Lovestead are the inventors of record for our Ultra-Broadband Thin Planar antenna patent US 6,768,461, which is used for our Freedom Antenna® and will expire in 2022. Dr. Huebner was a former Director of the Company. Dr. Huebner has permanently assigned to the Company all patent and other rights in the products covered by this utility patent.

Steven C. Olson, our former Chief Technology Officer, is the inventor of record for our Partially Shared Antenna Aperture patent US 6,788,258, which will expire in 2023.

We have also filed a utility patent application with Mr. Jeffrey A. Godard and Mr. Olson as inventors of record, both of whom have permanently assigned to us all patent and other rights to any commercial products covered by this utility patent application. This patent application for our Microstrip Fed Log antenna has been granted as US 6,885,350 and will expire in 2024.

Mr. Olson is also the inventor for the technology used for our DUALBASE™ antenna. Mr. Olson has permanently assigned to us all patent and other rights in the products covered by this utility patent, and all other products that have been and will be developed while employed by us. Patent US 7,064,729 for our Omni-Dual Band Antenna & System will expire in 2024.

Mr. Olson is also the inventor of record of our circuit board mounting system patent US 8,014,157. Mr. Olson has permanently assigned to us all patent and other rights in the products covered by this patent and all other products that were developed while employed by us. This patent application for a circuit board mounting system has been granted, and will expire in 2030.

Mr. Olson, Craig S. Leahy, one of our former engineers, and Chad E. Dewey, one of our current engineers are the inventors of record for our pressed in cable transition and method patent US 7,950,960 which will expire in [2029]. Mr. Olson, Mr. Leahy, and Mr. Dewey have all permanently assigned to the Company all patent and other rights in this technology.

We also have the exclusive commercial licensing rights to the following patents: US6,121,929, US5,905,465, US6,239,751 and US6,414,636.

Trademarks

We currently have eight trademarks that are registered marks with the United States Patent and Trademark Office: FREEDOM ANTENNA® EXSITE®, OMNIBASE®, PARITY®, ARC VLPA®, AIRBASE®, FREEDOM BLADE® , and the overlapping arc design in our logo. We also have in use the following trademarks, ARCFlexTM, FreeStationTM, SplitStationTM, Split mARCTM, iFlexTM, Flex mARCTM, Flex USBTM, ARC·OSTM, ARC ATLAS™, ARC WIRELESS SOLUTIONS™, ARC IES™, ARC ABS™, ARC™ DUALBASETM, and ARC WIRELESSTM for which although trademark applications have either not been filed with the United States Patent and Trademark Office or have been abandoned or rejected, we claim rights under common law.

We seek to protect our proprietary products, information and technology through reliance on confidentiality provisions, and, when practical in our judgment, the application of patent, trademark and copyright laws. We cannot guarantee that these protection efforts will be successful.

Disclosure Regarding Forward-Looking Statements And Risk Factors

Forward-Looking Statements.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report, including without limitation under “Item 1: Business Principal Products”, “Marketing and Distribution”, “Production”, “Research and Development”, “Competition”, “Governmental Regulations” and “Patents”, and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation”, regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

From inception through December 31, 2011, we have primarily incurred losses from operations. Profits incurred in certain years were marginal, and we cannot be assured that our operations in the future will be profitable. See the financial statements included in Item 15 of this Annual Report on Form 10-K.

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

We are highly dependent on the services of our executive management. The loss of the services of any of our executive management could have a material adverse effect on us.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal offices are located at 6330 North Washington Street, Suite 13, Denver, Colorado 80216-1146 where we lease approximately 5,600 square feet of office space. This lease commenced on August 1, 2010 and expires on July 31, 2012.

For additional information, please see Note 6 to the audited consolidated financial statements included elsewhere in this Form 10-K.

Item 3. Legal Proceedings

No material litigation existed at December 31, 2011 or at the date of this report.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On April 10, 2007, our common stock began trading on the NASDAQ Capital Markets Exchange under the symbol ARCW. Because trading in our shares is limited, prices can be highly volatile.

The table below represents the high and low closing sales prices of our common stock on the NASDAQ-CM during each of the quarters in the past two fiscal years.

Common Stock

	High Sales Price	Low Sales Price
March 31, 2010	$3.80	$2.31
June 30, 2010	$3.17	$2.56
September 30, 2010	$2.79	$2.02
December 31, 2010	$3.15	$2.58
March 31, 2011	$3.10	$2.35
June 30, 2011	$3.00	$2.07
September 30, 2011	$3.13	$2.72
December 31, 2011	$3.21	$2.95

On February 17, 2012, the closing sales price for our common stock was $3.57 and the approximate number of our shareholders of record was 2,703. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities

During the years ended December 31, 2011 and 2010, there were no issuances of common stock.

Equity Compensation Plan Information.

Securities authorized for issuance under our equity compensation plans as of December 31, 2011 are as follows:

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by security holders	-	-	300,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	300,000

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

Business Overview

We focus on wireless broadband technology related to propagation and optimization. We design and develop hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks. We supply our products to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers and other original equipment manufacturers. Our strategy is focused on enhancing value for our stockholders by increasing revenues while at the same time minimizing our overhead.

Growth in product revenue is dependent on market acceptance of our new ARCFlexTM family of full solution radio products, on gaining further traction with current and new customers for the existing product portfolio, as well on developing new products to support our wireless initiatives. Revenue growth for our products is correlated to the overall global wireless market and to our ability to take market share from our competitors. We continue to focus on keeping our operational and general costs low in order to improve our gross margins.

Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access (“WiMAX”), WiFi or vendor specific proprietary solutions; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking and monitoring; Machine to machine (“M2M”) communications for controlling or monitoring data from devices; and base stations to build out or optimize carrier networks.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. In the fourth quarter we discontinued utilizing the services of RIL and are now exclusively using third party contract manufacturers. In January 2012 we recorded a one time charge of $53,272.00 relating to the relocation of our production activities.

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

Financial Condition

At December 31, 2011, we had approximately $11.3 million in working capital, which represents a decrease of approximately $600,000 thousand from working capital at December 31, 2010 of $11.9 million. The decrease in working capital is primarily the result of the use of cash to fund our net loss for the year ended December 31, 2011.

We had total assets of $12.3 million as of December 31, 2011 as compared with $13 million as of December 31, 2010. The decrease of approximately $700 thousand is mostly attributable to cash used to fund operating losses and the reduction of trade payables and accrued expenses.

Liabilities decreased slightly from $711 thousand at December 31, 2010 to $704 thousand at December 31, 2011.

We have seen a decline in orders for our legacy products from customers, both domestically and internationally as a result of the current economic environment and a market trend towards fully integrated solution products, and we do not expect to see these trends reversing in 2012. However, we continue our efforts to introduce new products and to acquire new customers, for example in the fourth quarter of 2011 we introduced the new ARCFlexTM line of low-cost, fully featured radio products. The ARCFlexTM line is one of the market’s most cost-effective and fully-featured CPE solutions for the WISP.

Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2012 and into the foreseeable future based on our current operations. Management is continuously evaluating acquisitions that will grow revenues and realize the anticipated strategic benefits and synergies from such acquisitions, but there can be no assurances that the anticipated benefits and synergies expected from such acquisitions will be realized within a reasonable time, and our business, financial condition and operating results may be adversely affected. Future acquisitions may also require a significant amount of our current working capital which could also affect our financial condition.

Results of Operations for the year ended December 31, 2011 compared to the Year Ended December 31, 2010

Total revenues were $3.3 million and $4 million for the years ended December 31, 2011 and 2010, respectively. The 18% decrease in revenues during the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to general decrease in broadband wireless sales which was partially offset by an increase in our GPS antenna sales. Gross profit margins were 35.5% and 36.3% for the years ended December 31, 2011 and 2010, respectively. The slight decrease in gross margin is primarily due to product mix.

Selling, general and administrative expenses (“SG&A”) decreased approximately $94 thousand or 5% to $1.86 million for the year ended December 31, 2011 compared to $1.95 million for the year ended December 31, 2010. Despite the overall decrease in SG&A, SG&A as a percent of total revenues increased from 49% for the year ended December 31, 2010 to 56% for the year ended December 31, 2011. The primary reason for the percentage increase is an 18% decrease in revenues. Salaries and wages, including commissions was $491 thousand for the year ended December 31, 2011 and $558 thousand for the year ended December 31, 2010 and it remains the largest component of SG&A costs, constituting 26% of the total SG&A costs for the year ended December 31, 2011 and 29% for the year ended December 31, 2010. Other significant costs included in SG&A for the year ended December 31, 2011 are related party management fees of $250 thousand, non-employee compensation of $170 thousand and depreciation and amortization of $183 thousand. Other significant costs included in SG&A for the year ended December 31, 2010 are related party management fees of $250 thousand, non-employee compensation of $168 thousand and depreciation and amortization of $198 thousand. The majority of the overall decrease in SG&A is related to reductions in personnel and salary costs compared to the prior year period; we are also continuing our efforts to streamline our operations and reduce our office costs, public company and other administrative expenses.

Net interest expense was $0 and $3 thousand for the year ended December 31, 2011 and 2010, respectively. The decrease in interest expense is primarily related to our decrease in capital leases.

Other income decreased during 2011 to approximately $38 thousand as compared to $65 thousand in 2011. The decline in interest income is primarily due to a decline in our cash balances along with a decline in interest rates on money market funds where a significant portion of the funds are invested.

There is no provision for income taxes for both the year ended December 31, 2011 and 2010, due to our net losses for both periods.

The Company had a net loss of approximately $646 thousand for the year ended December 31, 2011 compared to a net loss of $452 thousand for the year ended December 31, 2010. The primary reasons for the increase in the net loss in 2011, is a reduction in revenues of approximately $653 thousand that resulted in a loss of gross margin of approximately $228 thousand.

Changes In Cash Flows

Operating Activities

The net cash used in operating activities of $408 thousand for the year ended December 31, 2011 is primarily the result of funding out net loss of $646 thousand offset by non-cash depreciation and amortization of $184 thousand. The benefits of reducing our inventory by $363 thousand were offset by an increase in trade accounts receivable of $355 thousand. The net cash used in operating activities for the year ended December 31, 2010 was $10 thousand. Our net loss of $452 thousand was offset by non-cash activities of $229 thousand. While we had positive decreases in operating assets of $619 thousand, those positive decreases were offset by negative increases in operating liabilities of $406 thousand.

Investing Activities

The net cash used in investing activities of $141 thousand for the year ended December 31, 2011 is primarily the result of investment in property and equipment of $127 thousand and patents of $14 thousand. The net cash used in investing activities of $104 thousand for the year ended December 31, 2010 is primarily the result of investment in property and equipment of $92 thousand and patents of $12 thousand.

Financing Activities

The net cash used in financing activities of $46 thousand for the year ended December 31, 2011 is represents the payment of capital lease obligations. The net cash used in financing activities of $28 thousand for the year ended December 31, 2010 is represents the payment of capital lease obligations.

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

Allowance for doubtful accounts: We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic risk. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2011, our net accounts receivable balance was $740 thousand.

Inventory: Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. We review net realizable value of inventory in detail on an ongoing basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. As of December 31, 2011, our inventory balance was $185 thousand.

Goodwill and other long-lived assets: We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of December 31, 2011, we had $116 thousand of intangible assets remaining on the balance sheet, the value of which we believe is realizable based on market capitalization and estimated future cash flows.

Income Taxes: We account for income taxes pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis. As of December 31, 2011, we recorded a valuation allowance against deferred taxes of $2 million. In July 2006, the FASB issued guidance under ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of ASC 740.

We adopted ASC 740 as of January 1, 2007. The adoption of ASC 740 did not impact our consolidated financial condition, consolidated results of operations or consolidated cash flows.

Impairment: On an ongoing basis, management evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory valuations, and recoverability of intangible assets, including goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are also believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, future events are subject to change and the best estimates and assumptions routinely require adjustment. Our major operating assets are cash, trade and vendor accounts receivable, inventory, property and equipment and intangible assets. At December 31, 2011 we had no reserve for doubtful accounts and we have an inventory reserve of $133 thousand recorded for slow moving and obsolete inventories and physical inventory adjustments. We believe this reserve is adequate at December 31, 2011. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

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

Item 8. Financial Statements and Supplementary Data

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-15 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a)	Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, our principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(b)           Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.

Our directors and executive officers are as follows:

Name	Age	Position with the Company	Initial Date as Director
Theodore Deinard	39	Interim Chief Executive Officer, Acting Chief Financial Officer and Director	Appointed to the Board August 2011
Jason T. Young	33	Chairman of the Board	Appointed to the Board October 2008
Viktor Nemeth	36	Director Chairman of the Audit Committee, Chairman of the Compensation Committee	Appointed to the Board: November 2008

Lynn Wunderman	57	Director Audit Committee Member, Compensation Committee Member	Appointed to the Board: April 2010
Jonathan Bernstein	32	Director Audit Committee Member, Compensation Committee Member	Appointed to the Board: June 2010
Jerrold H. Abrahams	46	Director	Appointed to the Board: February 2012
Harold R. Bledsoe	30	President and Chief Technology Officer
Keerat Kaur	30	Corporate Secretary	Appointed March 2012

Theodore Deinard. Mr. Deinard has served as the Company’s Interim Chief Executive Officer, Acting Chief Financial Officer and as a member of the Company’s Board of Directors since August 16, 2011.  Mr. Deinard is a Managing Director of Quadrant Management Inc. where he is responsible for the evaluation and management of private investment transactions.  Mr. Deinard was previously a Director with Citigroup Global Markets (“Citi”) working with issuers of tax-exempt bonds in the U.S. At that position he was responsible for the design, marketing, structuring, execution and maintenance of a broad portfolio of risk management, investment, and credit products including interest rate swaps, options, caps, floors, repurchase agreements, guaranteed investment contracts, rolling securities agreements, letters of credit, bridge loans, and structured notes. During his twelve-year tenure at Citi, Mr. Deinard was involved in the execution of over $26 billion in derivative, reinvestment, and lending transactions, serving both clients of Citi's Public Finance Department as well as issuers, advisors, and banks nationwide. Mr. Deinard was a co-chair of the SIFMA (formerly known as BMA) Municipal Financial Products Committee and was also a leading consultant to tax-exempt entities regarding the application of mark-to-market accounting standards for derivative instruments. Mr. Deinard received his Bachelor of Arts from Yale University.

Director Qualifications of Theodore Deinard:

Mr. Deinard’s experience in the investment industry has provided him with extensive knowledge regarding financial matters.

Jason Young. Mr. Young became a Director in October 2008, and he became Chairman of the Board and Chief Executive Officer of the Company in November 2008. On August 16, 2011, Mr. Young resigned as the Company’s Chief Executive Officer. Since 2005, Mr. Young has been a Managing Director at Quadrant Management, Inc., where he is responsible for making investments in US and emerging market companies, where he frequently serves in active Management or Director level roles. He has been an Investment Committee Member of the Carret Global India Fund of Hedge Funds since 2005. In 2008 Mr. Young became a member of the Investment Committee of the Vanterra Advantage Fund. From 2000 to 2005, Mr. Young worked for Merrill Lynch in the Investment Banking Group and later in the Global Principal Investment Group. In 1999, he was an Analyst at Helicon Capital Management, a hedge fund and private equity investment firm. He holds a BA in International Economics from UCLA. Because of his employment with Quadrant Management, Inc., which is under common control with the Brean Murray Carret Group, Inc., Mr. Young is deemed to be under control of the Brean Murray Carret Group, Inc.

Director Qualifications of Jason Young:

Mr. Young’s three years of experience as a director and officer of the Company has given Mr. Young an extensive knowledge of the Company and its operations. In addition, Mr. Young’s service as an officer, director and employee of various entities in the investment industry has provided him with extensive knowledge regarding corporate financial and governance matters.

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

Director Qualifications of Viktor Nemeth:

Mr. Nemeth brings expertise to the Board in the areas of Sales and Marketing, Corporate and Business Development, and Organizational Development.  He has advised growing companies on strategic and financial matters in a variety of industries.

Lynn Wunderman.  Ms. Wunderman became a Director in April of 2010. Ms. Wunderman is a seasoned marketing professional with over 30 years experience in direct marketing, database marketing, communications, consulting and general management. Over the years, she has launched three successful companies, two continuing non-profit organizations, and counseled some of the largest advertisers in the industry.  From 1999 until 2005, she was the President and CEO of I-Behavior. Since 2006 she has served as the Principal of the Wunderman Group. Since 2009, she has also served as the Chairman of TopVoice, a technology start-up.  Ms. Wunderman currently serves on the Boards of Chango, Lucid Commerce and YouBeauty- online media and technology companies, and has served on a number of advisory boards, including BuySite, Convergent Mobile, Grandparents.com, uknow, Zadspace and the Hudson Valley Center for Innovation.

Director Qualifications of Lynn Wunderman:

Ms. Wunderman’s extensive leadership experience as a Chief Executive Officer and Principal of two entities, creation of both for-profit and non-profit organizations, and significant experience on advisory boards has given her valuable insight into the management of diverse entities.

Jonathan Bernstein. Mr. Bernstein became a Director in July of 2010. Mr. Bernstein is currently a Founding Partner and the Managing Member of BlackBern Partners LLC, a Private Investment Partnership. He has held this position since January of 2010. Since August 2011, Mr. Bernstein has represented BlackBern Partners LLC as CEO and Chairman of the Board of Cadec Global Inc, a fleet management technology provider. Since November of 2008 Mr. Bernstein has also served as the Vice President for Business Development and Vice Chairman of Corfin Industries LLC, a semiconductor component preparation services company. Prior to these positions, Mr. Bernstein served as a research Associate at Merlin Securities from June to October of 2008, and as an Investment Analyst at Pershing Square Capital Management from June 2004 until June 2006. Mr. Bernstein also serves as the Chairman of Minds Matter, Inc., a not-for-profit organization whose mission is to transform the lives of accomplished high school students from low-income families by broadening their dreams and preparing them for college success. Mr. Bernstein received his MBA from Columbia University and has a degree in electrical engineering from Cornell University.

Director Qualifications of Jonathan Bernstein:

Mr. Bernstein’s experience in the investment industry and in Corporate and Business Development has provided him with extensive knowledge regarding financial and corporate governance matters.

Jerrold H. Abrahams. Mr. Abrahams became a Director of the Company in February of 2012. Mr. Abrahams serves as a consultant to variety of businesses in the energy sector including a renewable energy private equity fund. In 1992, Mr. Abrahams joined Citi (then Smith Barney Harris Upham Inc.) where he was to enjoy a 20 year career. For the first stage of his career, Mr. Abrahams specialized in infrastructure finance and developed a specific expertise in transportation project finance and privatization. In 1998, Mr. Abrahams received the Citibank Global Customers Solution Award for his work related to the privatization of Highway 407 in Ontario, Canada. At the time, it was the largest privatization of a transportation asset in North America. In 2000, Mr. Abrahams was recruited to join a nascent financial products initiative in governmental and tax-exempt finance. Over the next eight years, Mr. Abrahams played a senior role in the creation of a $40 billion municipal interest rate swap portfolio, $15 billion reinvest book and $8.0 billion loan portfolio. Mr. Abrahams was the lead financial products banker for some of the largest and most complex transactions of the firm's practice including the New York Jets (MetLife Stadium), the Chicago Skyway and New York City. During this time, Mr. Abrahams was promoted to Managing Director and appointed to the MSD Diversity Committee. Mr. Abrahams has a Bachelors of Science in Economics from Washington University in St Louis, Missouri and a Masters of Business Administration from Columbia University, New York. Mr. Abrahams is an Adjunct Professor at the NYU Robert F. Wagner Graduate School of Public Policy.

Director Qualifications of Jerrold H. Abrahams:

Mr. Abrahams’ experience in the investment industry and in Corporate and Business Development has provided him with extensive knowledge regarding financial and business matters.

Harold R. Bledsoe. Mr. Bledsoe has served as the Company’s President and Chief Technology Officer since August 16, 2011.  Prior to joining the Company in May 2011, Mr. Bledsoe held the position of Director of Business Development at Ubiquiti Networks, Inc. where he worked to develop various global markets.  Prior to Ubiquiti Networks, Inc., Mr. Bledsoe was co-founder and President of Deliberant LLC.  Here Mr. Bledsoe took the wireless equipment manufacturer from startup to a global multi-brand, multi-million dollar business over the course of 5 years. He has studied the industry extensively and worked with customers all over the globe.  Mr. Bledsoe received his Bachelors of Science in Computer Engineering from the Georgia Institute of Technology, graduating with High Honors in 2003.

Keerat Kaur. Ms. Kaur was appointed Corporate Secretary of the Company in March 2012.

Ms. Keerat Kaur is a Vice President at Quadrant Management, Inc., where she is responsible for evaluating and executing private equity investments in the US and emerging markets, as well as monitoring and supporting portfolio companies.  In addition, Ms. Kaur is a Vice President at Carret Global India Fund of Hedge Funds.  Prior to Quadrant, Ms. Kaur was a business strategy analyst at HCL Technologies Ltd., New Delhi, one of India‘s premier IT services provider.  She holds an MBA in Finance from the Indian Institute of Foreign Trade, India and a Bachelor’s in Finance from Shri Ram College of Commerce, New Delhi, India.

Board Meetings

The Board of Directors met 7 times during the fiscal year ended December 31, 2011, and each director serving as of such date participated in 100% of the meetings except for Jon Bernstein who was unable to attend one meeting, Lynn Wunderman who was unable to attend two meetings, and Marco Vega, who resigned from the Company’s Board of Directors on August 16, 2011, who was unable to attend one meeting. The Board of Directors does not maintain a formal policy regarding the manner in which shareholders may communicate with the Board.  The Board intends to adopt such a formal policy in the near future.

The Company encourages each member of the Board of Directors to attend the Annual Meeting of Shareholders, but does not require any member to do so. Two of the directors attended the Company’s last Annual Meeting of Shareholders, held on December 8, 2011.

Board Independence

We are currently subject to corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors (Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC). Viktor Nemeth, Lynn Wunderman, Jonathan Bernstein and Jerrold H. Abrahams qualify as independent directors in accordance with the standards imposed by the NASDAQ Capital Market's requirements for independent directors (Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC).

Board Risk Oversight

The Board of Directors has broad responsibility to provide oversight of significant risks to the Company primarily through direct engagement with Company management and through delegation of ongoing risk oversight responsibilities to the Board’s committees.

Board Leadership Structure

Since August of 2011, the roles of Chief Executive Officer and Chairman have been segregated, with Mr. Jason Young, who previously also served as both the Company’s Chief Executive Officer and Chairman, now serving solely as Chairman, and Mr. Theodore Deinard serving as both Interim Chief Executive Officer and a director of the Company.  The Company believes this segregation of roles is suitable for the Company. Both Mr. Young and Mr. Deinard are highly knowledgeable about the Company’s business and are capable of effectively identifying strategic priorities and leading the Board’s discussion and execution of strategy.

The Company has a board consisting of six members, which includes four Independent Directors.  The Company believes Independent Directors and management have different perspectives and roles in strategy development. The Interim Chief Executive Officer brings company-specific experience and expertise, while the Company’s independent Directors bring experience, oversight, and expertise from outside the Company and its industry. The Board believes that the presence of the Interim Chief Executive Officer as a member of the Board promotes the development and execution of the Company’s strategy and facilitates the flow of information between management and the Board, which is essential to effective corporate governance. The Board believes that a Board, a majority of whose directors are independent is in the best interest of shareholders because it provides the appropriate balance between independent oversight of management and the development of strategy.

Audit Committee of the Board of Directors

Viktor Nemeth, Lynn Wunderman and Jonathan Bernstein are independent directors serving on the Company’s Audit Committee as of the date of this Report.  Mr. Nemeth serves as the Chairman of the Audit Committee. The responsibilities of the Audit Committee include overseeing our financial reporting process, reporting the results of the Committee’s activities to the board, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The Audit Committee met four times during fiscal 2011, each meeting was attended by all committee members serving as of such date with the exception of one member who did not attend one meeting. The respective biographies and qualifications of the Audit Committee members are summarized above.

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

The Company's independent accountants also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The Committee discussed with the independent accountants that firm's independence. No non-audit services were provided by the Company’s independent accountants in the year ended December 31, 2011.

Based on the Audit Committee's discussion with management and the independent accountants, and the Audit Committee's review of the representations of management and the report of the independent accounts to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Company's Board of Directors:

Viktor Nemeth, Chairman
Jonathan Bernstein
Lynn Wunderman

Compensation Committee

The Board of Directors currently has a Compensation Committee consisting of Viktor Nemeth, Lynn Wunderman and Jonathan Bernstein. Mr. Nemeth serves as the Chairman of the Compensation Committee. The Compensation Committee held no formal meetings during fiscal 2011, because there were no material compensation arrangements to discuss. At the present time, we do not maintain a corporate website; however, we intend to setup a corporate website in the near future and our Compensation Committee Charter will be made available on the new corporate website when it is established.

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

For a Shareholder Candidate to be considered by the Board, the Eligible Shareholder and the Shareholder Candidate must comply with the procedures set forth in the Company’s Nomination Policies. Recommendations for Shareholder Candidate(s) to the Board of Directors from an Eligible Shareholder must be directed in writing to ARC Wireless Solutions, Inc., Attn: President, at the Company's principal offices at 6330 North Washington Street, Unit #13, Denver, CO 80216-1146. The specific recommendations should include the information set forth in the Company’s Nomination Policies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2011, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Theodore Deinard
Interim Chief Executive Officer, Acting Chief Financial Officer and Director	1	1
Jason Young
Former Chief Executive Officer
Chairman of the Board of Directors	1	1
Harold Bledsoe
President and Chief Technology Officer	1	1
Viktor Nemeth
Director
Marco Vega
Former Director	1	1
Lynn Wunderman
Director
Jonathan Bernstein
Director
Paul Rini
10% Shareholder	1	2
Evansville Limited
10% shareholder
Brean Murray Carret Group, Inc.10% shareholder	1	1

Code of Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company's officers, directors, and employees adhere to a reasonably responsible code of ethics and as such, we have adopted a Code of Ethics, which was amended on November 7, 2006, that applies to all officers, directors and employees of the Company. The Company will post the Code on the Company’s website when the new corporate website is launched.

Corporate Governance Documents

At the present time, we do not maintain a corporate website; however, we intend to establish a corporate website in the near future. Such website will include copies of our SEC filings, our Amended and Restated Code of Ethics, Compensation Committee Charter and Audit Committee Charter. Copies of these documents are available to shareholders without charge upon request to the Corporate Secretary at the Company’s principal address.

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

Oversight of Executive Compensation Program

The Compensation Committee of our Board of Directors oversees our executive compensation programs. Each member of the Compensation Committee is an “independent director” as defined by the federal securities laws and in Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC.  The Compensation Committee held no formal meetings during fiscal 2011, because there were no material compensation arrangements to discuss. The Compensation Committee is empowered to advise management and make recommendations to the Board of Directors with respect to the compensation and other employment benefits of executive officers and key employees of the Company. The various components of the compensation programs for executive officers are discussed below in Elements of Executive Compensation Program.

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

Compensation Consultants

In determining competitive levels of compensation, the Compensation Committee considers publicly available information regarding the compensation of executive officers of other comparable U.S. investor-owned companies. The Compensation Committee also considers recommendations made by the CEO regarding compensation for other NEOs and key employees. Neither the Company nor the Compensation Committee utilized the services of a compensation consultant in the fiscal year ended December 31, 2011, as both the Company and Compensation Committee believed that there was no need for the services of such consultant.

Elements of Executive Compensation Program

Compensation elements include:

ˈ	base salary;

ˈ	annual cash or equity incentive awards;
ˈ	long-term equity incentive compensation; and
ˈ	other health, welfare and pension benefits.

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

In 2007, the Compensation Committee issued a stock option award under the 2007 Plan of 40,000 shares to Steve C. Olson, our former Chief Technology Officer all of which terminated upon his resignation from the Company. No stock options were issued in 2011 or 2010.

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

Employment Agreements and Other Post-Employment Payments

Mr. Theodore Deinard, our Interim Chief Executive Officer is not party to an employment agreement and has no current compensation arrangement with the Company.

Mr. Harold Bledsoe, our President and Chief Technology Officer, is not party to an employment agreement and has no current compensation arrangement with the Company.

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

Viktor Nemeth, Chairman

Lynn Wunderman

Jonathan Bernstein

Summary Compensation Table for 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Theodore Deinard, Interim Chief Executive Officer, Chief Financial Officer (3)	2011	2,083							2,083

Jason T. Young,	2011	25,000	-	-	-	-	-	-	25,000
Chair, Former Chief Executive Officer (1)	2010	22,900	-	-	-	-	-	-	22,900

Harold R. Bledsoe, President and Chief Technology Officer (4)	2011	77,500							77,500

Steven C. Olson, Former Chief Technology Officer and	2011	134,700	-	-	-	-	-	53,750	188,450	(3)
Former Acting Chief Financial Officer	2010	215,000	-	-	-	-	-	-	215,000	(3)

(1)	Mr. Young was appointed as a director in October 2008 and was appointed as the Company’s Chairman of the Board and Chief Executive Officer in November 2008. In August 2011 Mr. Young resigned his position as Chief Executive Officer. Mr. Young received no compensation as an employee during 2011 and 2010. Mr. Young received $25,000 and $22,900 in fees for his services as a director during 2011 and 2010, respectively.
(2)	The amounts in the column titled “All Other Compensation” for 2011 include accrued severance obligations for Mr. Steven C. Olson, who resigned in On August 16, 2011. Such payments will be made by the Company from August 2011 to August 2012.
(3)	Mr. Deinard was appointed as a director, the Company’s Interim Chief Executive Officer and Chief Financial Officer in August 2011. Mr. Deinard received no compensation as an employee during 2011. Mr. Deinard received $2,083 in fees for his services as a director during 2011. The Company may compensate Mr. Deinard in the future.
(4)	Mr. Bledsoe has served as the Company’s President and Chief Technology Officer since August 16, 2011

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units 4 (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Awards ($)
		Threshold $	Target $	Maximum $
Jason T. Young, Chair	-	-	-	-	-	-		-	-

Steven C. Olson, Former Chief Technology Officer and Former Acting Chief Financial Officer	9/21/07	-	-	-	-	40,000	(1)	$5.40	$134,000

(1) These options were granted pursuant to the 2007 Stock Incentive Plan and expired as a result of Mr. Olson’s resignation on August 16, 2011.

There were no stock Equity Incentive Plan awards granted to the executive officers with respect to the years ended December 31, 2011 and 2010 other than those noted above. In addition, no options were exercised by the executive officers during the years ended December 31, 2011 and 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers as of December 31, 2011, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

	Option Award							Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jason T. Young	-		-		-	-	-	-			-
Steven C. Olson	-	(1)	-	(1)	-	$-	-	-			-

(1)	Options granted to Mr. Steven C. Olson, of which 32,000 were vested as of December 31, 2010, expired unexercised as a result of Mr. Olson’s resignation on August 16, 2011.

Director Compensation for the year ended December 31, 2011

The table below summarizes the compensation paid by the Company to directors for the year ended December 31, 2011:

Director Compensation for the year ended December 31, 2011

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Theodore Deinard (1)	$2,083	-	-	-	-	-	$2,083
Jason T. Young	$25,000	-	-	-	-	-	$25,000
Viktor Nemeth	$43,333	-	-	-	-	-	$43,333
Lynn Wunderman	$43,333	-	-	-	-	-	$43,333
Jonathan Bernstein	$40,000	-	-	-	-	-	$40,000
Marco Vega (2)	$16,667	-	-	-	-	-	$16,667

(1)	Effective as of August 16, 2011, Mr. Ted Deinard was appointed as the Company’s Interim Chief Executive Officer, Acting Chief Financial Officer and as a member of the Company’s Board of Directors.
(2)	Marco Vega resigned from the Company’s Board of Directors on August 16, 2011.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or former officer of the Company or had any material relationship or transactions with the Company and no officer of the Company sits on the compensation committee or other body that has the power to establish the compensation of any member of the Compensation Committee.

2007 Stock Incentive Plan

In September 2007 the shareholders of the Company approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provided for grants of up to 300,000 shares of our common stock to be issued as incentive. As of December 31, 2011, all stock incentive grants under the 2007 Plan had terminated and our Board of Directors has determined that no further awards will be made under the 2007 Plan.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mr. Steven C. Olson served as President and Chief Technology Officer of the Company’s Wireless Communications Solutions Division until his resignation on August 16, 2011.

Prior to the resignation of Mr. Olson, the Company had entered into a five year employment agreement with him Effective November 1, 2007. The agreement provided for annual base compensation of $200,000 in 2007, increasing annually to $245,000 in 2011. Mr. Olson was eligible for bonuses ranging from $5,000 to $100,000 annually contingent upon the Wireless Communications Solutions Division achieving certain net income targets. Mr. Olson received options to purchase 40,000 shares of our common stock on August 21, 2007. These options vested at a rate of 20% per year. In connection with Mr. Olson’s resignation on August 16, 2011, all such options have terminated.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment with us or from a change-in-control or a change in an executive officer’s responsibilities following a change-in-control.

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

The following table summarizes certain information as of March 5, 2011, except as noted below, with respect to the beneficial ownership of our common stock by each director, director-nominee, by all executive officers, directors and director-nominees as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock. As of March 5, 2011, 3,091,350 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class
Theodore Deinard, Interim Chief Executive Officer, Acting Chief Financial Officer and Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	1,121,354	(2)(6)	36.3%

Jason Young, Former Chief Executive Officer and Chairman of the Board ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	1,121,354	(2)(6)	36.3%

Brean Murray Carret Group, Inc. 40 West 57th Street, 20th Floor New York, NY 10019	1,121,354	(3)(6)	36.3%

Paul J. Rini 7376 Johnnycake Rd Mentor, Ohio 44060	444,533	(4)	14.38%

Randall P. Marx ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	165,185	(5)	5.3%

Harold R. Bledsoe, Chief Technology Officer and President ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Jerrold H. Abrahams, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Lynn Wunderman, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Jonathan Bernstein, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Viktor Nemeth, Director ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

Keerat Kaur, Corporate Secretary ARC Wireless Solutions, Inc. 6330 North Washington Street, Unit #13 Denver, CO 80216-1146	0		*

All officers, directors and director-nominees as a group (6 persons)	1,121,354	(2)(3)(6)	36.3%

* Less than one percent.

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 1,121,354 shares beneficially owned by the Brean Murray Carret Group, Inc. Mr. Young, the Chairman of the Company’s Board and Mr. Theodore Deinard, the Company's Interim Chief Executive , each serves as a representative of Brean Murray Carret Group, Inc., and he is deemed to share voting and investment power over the shares beneficially owned by the Brean Murray Carret Group, Inc.
(3)	Consists of 1,121,354 shares beneficially owned by Brean Murray Carret Group, Inc. Mr. Young, the Company's Chief Executive Officer and Chairman of the Board, serves as a representative of Brean Murray Carret Group, Inc. and he holds voting and investment power over these shares on behalf of the Brean Murray Carret Group, Inc.
(4)	Consists of shares owned by Mr. Paul J. Rini as of December 31, 2011 as reported on Form 5.
(5)	Includes 163,816 shares directly held by Randall Marx, the Company's former Chief Executive Officer and Chairman of the Board, 800 shares held by his spouse's IRA and 570 shares owned beneficially through a 50% ownership of an LLC. This does not include 2,170 shares owned by the Harold and Theora Marx Living Trust, of which Mr. Marx's father is the trustee, as Mr. Marx disclaims beneficial ownership of these shares. This also does not include 3,100 shares owned by Warren E. Spencer Living Trust, of which Mr. Marx's mother-in-law is trustee, as Mr. Marx disclaims beneficial ownership of these shares.
(6)	The shares owned by Brean Murray Carret Group, Inc. are included four times in the table in accordance with the rules governing disclosure of beneficial ownership. In addition to being shown as owned by Brean Murray Carret Group, Inc., these same shares are included as being within the scope of the definition of beneficial ownership of Mr. Jason Young and Mr. Theodore Deinard and by all officers and directors as a group.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Transactions with Management and Principal Shareholders

We do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

On January 23, 2009 we entered into the Advisory Agreement with Quadrant. Quadrant is under common control with Brean Murray Carret Group, Inc., an organization that beneficially owns 1,121,354, or 36.3%, of the Company’s common stock. Mr. Young, the Chairman of the Company’s Board of Directors, and Mr. Deinard, our Interim Chief Executive Officer, are each Managing Directors at Quadrant Management, Inc. Pursuant to the Advisory Agreement, Quadrant will provide the Company financial advisory and business consulting services, including restructuring services.

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

The Agreement will expire on December 31, 2013.

The Company utilized the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with the Company and its Chief Executive Officer as described above. The Company purchases goods and services from RIL valued at approximately $150,000 per month, however the actual dollar amount can vary significantly with normal fluctuations in business activity. RIL has advised the Company that it is providing these goods and services to the Company at or near cost and that RIL does not expect to make any material profit from such transactions.   The Company used RIL because it believed doing so lowered its costs and simplified its internal accounting procedures. As of December, 2011 we have ceased all operations at RIL and now manufacture exclusively through third party contract manufacturers in China.

Brean Murray, ARC’s largest shareholder, and Quadrant, are under common ownership, and are therefore deemed to be affiliates.

Except as set forth herein, during the fiscal year ended December 31, 2011 and during the interim period since the end of fiscal year 2011, there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock in which the amount involved exceeded $120,000 and in which any of the foregoing persons had or will have a direct or indirect material interest.

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

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
Audit fees	$58,775	(1)	$53,075	(1)	$63,850	(1)
Audit-related fees	-	(2)	-	(2)	—	(2)
Tax fees	$-	(3)	$5,000	(3)	$5,000	(3)
All other fees	-		-		-
Total audit and non-audit fees	$58,775		$58,075		$68,850

(1)	Includes fees for professional services rendered for the audit of our annual financial statements and review of our Annual Report on Form 10-K for the year 2011, 2010 and 2009 and for reviews of the financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal 2011, 2010 and 2009 and related SEC registration statements.

(2)	Includes fees billed for professional services rendered in fiscal 2011, 2010 and 2009, in connection with acquisition planning and due diligence.

(3)	Includes fees billed for professional services rendered in fiscal 2011, 2010 and 2009, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2011 and 2010	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2011 and 2010	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	F-5

Notes to Consolidated Financial Statements	F-6

(2) Financial Statement Schedules

Schedule II

Consolidated Valuation Accounts (in thousands):

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs, Net of Recoveries	Balance, End of Year
Allowance for Doubtful Accounts
Years Ended December 31,
2011	$-	-	-	$-
2010	$3	-	(3)	$-

	Balance, Beginning of Year	Charges to Cost and Expenses	Write-offs	Balance, End of Year
Inventory Valuation
Years Ended December 31,
2011	$64	69	-	$133
2010	$61	3	-	$64

(3) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.1	Agreement between and among Winncom Technologies Inc., Winncom Technologies Corp. and the Company dated May 24, 2000 (3)
10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (4)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (4)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (5)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (6)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (6)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (6)
10.8	Seperation Agreeement effective November 18, 2008 between the Company and Randall P. Marx (8)
10.9	Seperation Agreeement effective November 26, 2008 between the Company and Monty R. Lamirato (8)
10.10	Seperation Agreeement effective November 26, 2008 between the Company and Richard L. Anderson (8)
14.1	Amended and Restated Code of Ethics (7)
21.1	Subsidiaries of the Registrant
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Nominating Policies and Procedures

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K filed on June 8, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(5)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(6)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.
(7)	Incorporated by reference from the Company’s Form 8-K filed on November 13, 2006
(8)	Incorporated by reference from the Company’s Form 8-K filed on December 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Wireless Solutions, Inc.

Date: March 14, 2012	By:	/s/ Theodore Deinard
Theodore Deinard, Acting Chief Executive Officer and
Acting Principal Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

March 14, 2012	/s/ Jason T. Young
Jason T. Young, Chairman

March 14, 2012	/s/ Viktor Nemeth
Viktor Nemeth, Director

March 14, 2012	/s/ Lynn Wunderman
Lynn Wunderman, Director

March 14, 2012	/s/ Jonathan Bernstein
Jonathan Bernstein, Director

March 14, 2012	/s/ Jerrold H. Abrahams
Jerrold H. Abrahams, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ARC Wireless Solutions, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule of ARC Wireless Solutions, Inc. listed in Item 15. These consolidated financial statements and the consolidated financial statement schedule, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have , nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Wireless Solutions, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Hein & Associates LLP

Denver, Colorado

March 14, 2012

ARC Wireless Solutions, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$11,048	$11,643
Accounts receivable – trade, net	740	385
Inventory, net	185	548
Other current assets	17	29
Total current assets	11,990	12,605

Property and equipment, net	227	272

Other assets:
Intangible assets, net	116	114
Deposits	7	2
Total assets	$12,340	$12,993

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$293	$212
Accrued severance (Note 10)
Accrued expenses	362	404
Current portion of capital lease obligations	49	95
Total current liabilities	704	711

Capital lease obligations, less current portion	-	-
Total liabilities	704	711

Commitments (Notes 8, 10 and 12)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 issued and outstanding in 2011 and 2010, respectively	2	2
Additional paid-in capital	20,798	20,798
Accumulated deficit	(9,164)	(8,518)
Total stockholders’ equity	11,636	12,282
Total liabilities and stockholders’ equity	$12,340	$12,993

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2011	2010

Sales, net	$3,313	$3,966
Cost of sales	2,137	2,526
Gross Profit	1,176	1,440

Operating expenses
Selling, general and administrative	1,860	1,954
Loss from operations	(684)	(514)

Other Income (expense)
Interest expense	-	(3)
Other income	38	65
Total other income	38	62

Net loss	$(646)	$(452)

Net loss per share, basic and diluted	$(.21)	$(.14)
Weighted average shares, basic	3,091,000	3,091,000
Weighted average shares, diluted	3,091,000	3,091,000

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balances, January 1, 2010	3,091	$2	$20,767	$(8,066)
Share based compensation			31
Net loss				(452)
Balances, December 31, 2010	3,091	$2	$20,798	$(8,518)
Share based compensation			-
Net loss				(646)
Balances, December 31, 2011	3,091	$2	$20,798	$(9,164)

See accompanying notes to consolidated financial statements.

ARC Wireless Solutions, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010

Operating activities
Net loss	$(646)	$(452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	184	198
Non-cash stock compensation	-	31
Changes in operating assets and liabilities:
Accounts receivable, trade	(355)	91
Inventory	363	471
Prepaids and other current assets	12	7
Other assets	(5)	50
Accounts payable and accrued severance expenses	39	(406)
Net cash used in operating activities	(408)	(10)

Investing activities
Patent acquisition costs	(14)	(12)
Purchase of plant and equipment	(127)	(92)
Net cash used in investing activities, continuing operations	(141)	(104)

Financing activities
Net repayment of line of credit and capital lease obligations	(46)	(28)
Net cash used in financing activities	(46)	(28)

Net decrease in cash	(595)	(142)
Cash and cash equivalents, beginning of year	11,643	11,785
Cash and cash equivalents, end of year	11,048	11,643

Supplemental cash flow information:
Cash paid for interest	-	$3

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

The Company (NASDAQ: ARCW) was organized under the laws of the State of Utah on September 30, 1987 and is a provider of wireless network component and wireless network solutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks” or “Kit"), ARC Wireless Hong Kong Limited ("ARCHK"), ARC Wireless, LLC ("ARC LLC") and ARC Wireless Ltd ("ARC Ltd"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation. In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated. ARCHK primarily managed our own China production operations which was no longer required when we transitioned to RIL during the third quarter of 2010.

Basis of Presentation

We have experienced recurring losses, and have accumulated a deficit of approximately $9.2 million since inception in 1989. There can be no assurance that we will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow us to maintain our operations through December 31, 2012 and the foreseeable future.

Use of Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We regularly have cash balances in excess of federally insured amounts.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually within 30 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The allowance for doubtful accounts was $0 at December 31, 2011 and 2010, respectively.

Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. At December 31, 2011, the inventory reserve was $133 thousand and was applicable to finished goods. Inventory, which includes allocated overhead, consists of the following at December 31 (in thousands):

	2011	2010
Raw materials	$60	$58
Work in progress	-	-
Finished goods	258	547
	318	605
Inventory reserve	(133)	(64)
Net inventory	$185	$541

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

	2011	2010
Machinery and equipment	$1,828	$1,713
Computer equipment and software	547	541
Furniture and fixtures	173	170
Leasehold improvements	50	48
	2,598	2,472
Accumulated depreciation	(2,371)	(2,200)
	$227	$272

Depreciation expense, which includes amortization of fixed assets acquired through capital leases, amounted to $172 thousand and $178 thousand during the years ended December 31, 2011 and 2010, respectively.

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance or as a result of fundamental changes in a subsidiary's market, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of December 31, 2011.

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

(in thousands)	2011	2010

Patents	$339	$325
Accumulated amortization	(223)	(211)
Intangible assets, net	$116	$114

Patent costs are stated at cost and amortized over ten years using the straight-line method. Patent amortization expense amounted to $12 thousand and $20 thousand for the years ended December 31, 2011 and 2010, respectively.

Estimated future patent amortization expense for the next five years as of December 31, 2011 is as follows (in thousands):

Years	Amount
2012	$9
2013	7
2014	5
2015	4
2016	4
Thereafter	87
$116

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

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $428 thousand and $314 thousand, respectively, for the years ended December 31, 2011 and 2010.

Product Warranty

Our vendors generally warrant the products distributed by us and allow us to return defective products, including those that have been returned to us by our customers. We do not independently warrant the products we distribute. We do warranty products we manufacture but do not record a provision for estimated warranty costs at the time of the sale. Periodically we review and adjust the provision to reflect current warranty experience. Warranty expense was not material to our consolidated statements of operations for the years ended December 31, 2011 and 2010.

Income Taxes

We account for income taxes by establishing deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

We also account for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. Upon the adoption of ASC 740, we had no unrecognized tax positions. During the year ended December 31, 2011, we recognized no adjustments for uncertain tax positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011.

Reclassifications

Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition, gross profit, loss from operations or net loss.

Stock Based Compensation

We account for share-based payments and, accordingly, record compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. We account for stock options as equity awards.

The following table summarizes share-based compensation expense recorded in general and administrative expenses during each period presented, in thousands:

	Years Ended December 31,
	2011	2010
Stock options	$-	$31
Total share-based compensation expense	$-	$31

Stock option activity was as follows:

	Number of	Weighted Average
	Shares	Exercise Price ($)
Balance at December 31, 2009	40,000	$5.40
Granted	-
Exercised	-
Forfeited or expired	-
Balance at December 31, 2010	40,000	$5.40
Granted
Exercised
Forfeited or expired	(40,000)	$5.40
Balance at December 31, 2011	-

No options were exercised during the years ended December 31, 2011 and 2010.

No options were issued in 2011 or 2010.

Net Loss Per Common Share

Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity.

For the years ended December 31, 2010, we incurred a net loss, and stock options totaling 40,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated (in thousands, except per share amounts):

	2011			2010
	Net Loss	Weighted-	Per	Net Loss	Weighted-	Per
	Attributed to	Average	Share	Attributed to	Average	Share
	Common Stock	Shares	Loss	Common Stock	Shares	Loss
Basic and Diluted EPS
Net Loss	$(646)	3,091	$(.21)	$(452)	3,091	$(.15)
Effect of dilutive securities
Employee stock options	-	-	-
Common stock warrants	-	-	-
Dilutive earnings per share	$(646)	3,091	$(.21)	$(452)	3,091	$(.15)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

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

2. Stockholders’ Equity

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

No options were granted in 2011 or 2010 from the 2007 Plan. As of December 31, 2011, all stock incentive grants under the 2007 Plan had terminated and our Board of Directors has determined that no further awards will be made under the 2007 Plan.

3. Income Taxes

We record the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Income tax credits are used to reduce the provision for income taxes in the year in which such credits are allowed for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included for financial purposes in different periods than for tax purposes, principally valuation allowances for inventory and trade receivables for financial reporting purposes and accelerated depreciation for income tax purposes. We had no income tax expense or benefit for the years ended December 31, 2011 and 2010.

As a result of net losses for the years ended December 31, 2011 and 2010, management believes a valuation allowance on our deferred tax assets is necessary. The components of the deferred taxes asset as of December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets (liabilities) (current):
Inventory reserve	$50	$24
Bad debt reserves	-	-
	$50	$24
Deferred tax assets (liabilities) (long-term):
Net operating loss carry-forwards	$2,034	$1,838
Property and equipment	29	7
Intangibles	10	14
	2,073	1,859
Deferred tax assets	2,123	1,883
Valuation allowance	(2,123)	(1,883)
Net deferred tax assets	$-	$-

As of December 31, 2011, we had total net operating loss carry-forwards of approximately $5.4 million which will begin expiring in 2023.

A reconciliation of federal income taxes computed by multiplying pretax net loss by the statutory rate to the provision for income taxes is as follows for the years ended December 31 (in thousands):

	2011	2010
Tax benefit computed at statutory rate	$(226)	$(158)
State income tax (benefit)	(17)	(12)
Valuation allowance	240	157
Effect of permanent differences and other	3	13
Provision for income taxes (benefit)	$-	$-

As of December 31, 2011 and 2010, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized, and therefore a valuation allowance for the full amount was recorded.

We also evaluate the effect of de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition related to uncertain tax positions. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for unrecognized tax benefits, and, have recorded no additional interest or penalties.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2011 and 2010, we did not recognize any interest or penalties in our consolidated statement of operations, nor did we have any interest or penalties accrued in our consolidated balance sheet at December 31, 2011 and 2010 relating to unrecognized tax benefits.

The tax years 2008-2011 remain open to examination for federal and state income tax purposes and by the other major taxing jurisdictions to which we are subject.

4. Sales to Major Customers

We had sales to one customer in 2011 and 2010 that represented approximately 29% and 23%, respectively, of our annual sales The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues. At December 31, 2011 two customers represented approximately 62% of our net trade accounts receivable. At December 31, 2010 one customer represented approximately 28% of our net trade accounts receivable.

5. Significant Suppliers

With regard to operations during 2011 and 2010 we purchased a majority of our product from three vendors all located in China. The loss of any of these vendors could have a material adverse impact on our operations.

6. Leasing Activities

We lease our facilities under non-cancellable operating leases through July 2012. Minimum future rentals payable under the leases are as follows (in thousands):

2012	$19
Total	$19

Rent expense was $34 thousand and $160 thousand for the years ended December 31, 2010 and 2009, respectively.

Property and equipment included the following amounts for leases that have been capitalized at December 31, 2011 and December 31, 2010 (in thousands).

	2011	2010

Machinery and Equipment	$255	$255
Computers and Software	222	222
Furniture and Fixtures	13	13
	490	490
Less: accumulated amortization	(389)	(389)
	$101	$101

No amortization was recorded in 2011 and 2010 since these assets were taken out of service.

7. Defined Contribution Plan

In November 1999, the Board of Directors approved the establishment of the Antennas America, Inc. 401(k) Plan (the “Plan”) for employee contributions effective January 1, 2000. The name of the Plan was subsequently changed to the ARC Wireless Solutions, Inc. 401(k) Plan. The Plan allows for discretionary matching in company common stock of employee contributions by the company if we have a profit for the preceding year. Effective January 1, 2007 the Plan was amended to elect a Safe Harbor Contribution of 3% of a participant’s compensation. For the years ended December 31, 2011 and 2010 our Safe Harbor Contributions were $7 thousand and $15 thousand, respectively.

8. Commitments

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. At December 31, 2011, there were no non-cancellable purchase obligations.

9. Segment Information

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

Direct export sales to customers outside North America were approximately 31% and 26% of our sales for the fiscal year ended December 31, 2011 and 2010, respectively.

10. Related Party Transaction

On January 23, 2009 we entered into the Advisory Agreement with Quadrant. Quadrant is under common control with Brean Murray Carret Group, Inc., an organization that beneficially owns 1,121,354, or 36.3%, of the Company’s common stock. Mr. Young, the Chairman of the Company’s Board of Directors, and Mr. Deinard, our Interim Chief Executive Officer, are each Managing Directors at Quadrant Management, Inc. Pursuant to the Advisory Agreement, Quadrant will provide the Company financial advisory and business consulting services, including restructuring services.

Pursuant to the Agreement, the Advisor will provide to ARC financial advisory and business consulting services, including restructuring services. In consideration for the restructuring services which have been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC has agreed to pay the following: 1) an initial cash fee of $250 thousand which was paid upon signing the Agreement in January 2009; 2) during 2009, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. Total expenses accrued for the years ended December 31, 2011 and 2010 were $250 thousand for each year, respectively. The $250 thousand fee for 2011 accrued at December 31, 2011 and was paid in 2012 and the 2010 fee of $250 thousand included in accrued expenses at December 31, 2010 and was paid in 2011. The Agreement will expire on December 31, 2013.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL valued at approximately $150 thousand per month; however the actual dollar amount can vary significantly with normal fluctuations in business activity.

In our 2010 Third Quarter Form 10-Q report, as a Subsequent Event, we announced we sold all of our Raw Material Inventory to RIL in October 2010.  Subsequent to this sale we realized some of the Raw Material Inventory would not be used within the next few months to produce finished goods and therefore we purchased approximately $30,000 of this ARC China Raw Material inventory back to be held on our books until a later date.  Both the sale and re-purchase of Raw Material occurred during the Fourth Quarter of 2010. As of December, 2011 we have ceased all operations at RIL and now manufacture exclusively through third party contract manufacturers in China. In January 2012 we recorded a one time charge of $53,272.00 relating to the relocation of our production activities.

11. Subsequent Events

Management has evaluated the impact of events occurring after December 31, 2011 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

