Form 10-Q
period 2012-03-31
ARC WIRELESS SOLUTIONS INC
filed 2012-05-11
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, the Registrant had 3,091,350 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited)	3
	and December 31, 2011

	Condensed Consolidated Statements of Operations for the Three Months Ended	4
	March 31, 2012 and 2011 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended	5
	March 31, 2012 and 2011 (unaudited)

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

SIGNATURES		19

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARC Wireless Solutions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$11,083	$11,048
Accounts receivable – trade	649	740
Inventory, net	726	185
Other current assets	56	17
Total current assets	12,514	11,990

Property and equipment, net	267	227

Other assets:
Intangible assets, net	116	116
Deposits	6	7
Total assets	$12,903	$12,340

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,364	$293
Accrued expenses	149	362
Current portion of capital lease obligations	32	49
Total current liabilities	1,545	704

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2011 and 2010, respectively.	2	2
Additional paid-in capital	20,798	20,798
Accumulated deficit	(9,442)	(9,164)
Total stockholders’ equity	11,358	11,636
Total liabilities and stockholders’ equity	$12,903	$12,340

* These numbers were derived from the audited financial statements for the year ended December 31, 2011. See accompanying notes.

ARC Wireless Solutions, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except share and per share amounts)

	Three Month Ended March 31,
	2012	2011

Sales, net	$929	$823
Cost of sales	539	579
Gross Profit	390	244

Operating expenses
Selling, general and administrative	474	367
Merger expenses	159	-
Loss from operations	(243)	(123)

Other Income (expense)
Other income (loss)	(35)	10
Total other income	(35)	10

Net loss	$(278)	$(113)

Net loss per share, basic and diluted	$(.09)	$(.04)
Weighted average shares, basic	3,091,000	3,091,000
Weighted average shares, diluted	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Operating activities
Net loss from operations	$(278)	$(113)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	35	42
Non-cash stock compensation	-	8
Loss on sale of assets	53
Changes in operating assets and liabilities:
Accounts receivable, trade	91	(10)
Inventory	(541)	121
Prepaids and other current assets	(39)	(23)
Other assets	1	(4)
Accounts payable and accrued expenses	858	(317)
Net cash provided by (used in) operating activities	180	(296)

Investing activities
Patent acquisition costs	(4)	(6)
Purchase of plant and equipment	(124)	(27)
Net cash used in investing activities	(128)	(33)

Financing activities
Net repayment of line of credit and capital lease obligations	(17)	-
Net cash used in financing activities	(17)	-

Net increase (decrease) in cash	35	(329)
Cash and cash equivalents, beginning of year	11,048	11,643
Cash and cash equivalents, end of quarter	$11,083	$11,314

See accompanying notes.

ARC Wireless Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012, the results of its operation and its cash flows for the three months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ARC Wireless Solutions, Inc. ("ARC"), and its wholly-owned subsidiary corporations, Starworks Wireless Inc. ("Starworks” or “Kit"), ARC Wireless Hong Kong Limited ("ARCHK"), ARC Wireless Inc. (“AWI”), ARC Wireless, LLC ("ARC LLC") and ARC Wireless Ltd ("ARC Ltd"). All material intercompany accounts, transactions, and profits have been eliminated in consolidation. In 2010 management determined ARCHK, our wholly-owned subsidiary, was no longer necessary and operations were terminated. ARCHK primarily managed our own China production operations which was no longer required when we transitioned to RIL during the third quarter of 2010.

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $9.4 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital, and debt and equity financing contemplated by the pending acquisitions noted in Note 10, if approved, will be sufficient to allow the Company to maintain its operations through December 31, 2012 and into the foreseeable future.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 to 60 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. No provision for doubtful accounts was deemed necessary at March 31, 2012 and December 31, 2011. There was no bad debt expense for the three months ended March 31, 2012 and 2011.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2012 and 2011, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2012 and December 31, 2011. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Stock options	$-	$8
Total share-based compensation expense	$-	$8

There were no options granted or exercised during the three months ended March 31, 2012.

There were no options outstanding at March 31, 2012.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2012			2011
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(278)	3,091	$(.09)	$(113)	3,091	$(.04)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(278)	3,091	$(.09)	$(113)	3,091	$(.04)

Note 4. Inventory

Commencing January 1, 2011, inventory is valued at the lower of cost or market using first in first out (FIFO) which approximate average cost, due to the rapid turnover of inventory. The Company previously valued its inventory at lower of cost or market using standard cost which approximated average cost, and as such, the change is not considered a change in accounting. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. At March 31, 2012 and December 31, 2011, the inventory reserve was $99 and $133 thousand, respectively. Inventory consists of the following amounts (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$78	$60
Work in progress	-	-
Finished goods	747	258
Subtotal	825	318
Inventory reserve	(99)	(133)
Net inventory	$726	$185

Note 5. Related Party Transactions

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

In consideration for the restructuring services which have been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC has agreed to pay the following: 1) an initial cash fee of $250 thousand which was paid upon signing the Agreement in January 2009; 2) during 2009, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. Total expenses accrued for the year ended December 31, 2011 was $250 thousand. The $250 thousand fee for 2011 accrued at December 31, 2011 and was paid in the first quarter of 2012. Approximately $62 thousand of the 2012 annual fee was accrued for the three months ended March 31, 2012 and is also included in accrued liabilities at March 31, 2012. The Agreement will expire on December 31, 2013.

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

In our 2010 Third Quarter Form 10-Q report, as a Subsequent Event, we announced we sold all of our Raw Material Inventory to RIL in October 2010.  Subsequent to this sale we realized some of the Raw Material Inventory would not be used within the next few months to produce finished goods and therefore we purchased approximately $30,000 of this ARC China Raw Material inventory back to be held on our books until a later date.  Both the sale and re-purchase of Raw Material occurred during the Fourth Quarter of 2010. As of December, 2011 we have ceased all operations at RIL and now manufacture exclusively through third party contract manufacturers in China. In January 2012 we recorded a one time charge of $53,000 relating to the relocation of our production activities.

Also see Note 10 for other pending related party transactions.

Note 6. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board ("FASB") issued an accounting update that amends ASC No. 820, "Fair Value Measurement" regarding fair value measurements and disclosure requirements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The accounting update will be applicable to the Company beginning in the third quarter of fiscal year 2012. As applicable to the Company, the adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial statements when implemented.

Note 7. Concentration of Credit Risk

Two customers accounted for approximately 53% of the Company’s net sales for the three months ended March 31, 2012 and one of these customers accounted for 39% of the Company’s net sales for the three months ended March 31, 2012. One customer accounted for approximately 33% of the Company’s net sales for the three months ended March 31, 2011. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Note 9. Subsequent Events

Management has evaluated the impact of events occurring after March 31, 2012 up to the date of the filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

The Company signed definitive agreements to purchase Advanced Forming Technology, Inc., ("AFT") and Quadrant Metals Technologies, LLC ("QMT"). In addition, the Company will be renamed ARC Group Worldwide, Inc. (pending shareholder approval) and will be a diversified manufacturing holding company with operations in Colorado, Florida, Pennsylvania, Texas, Minnesota, China and Hungary. The Company has also proposed a 1:1.95 reverse stock split (the “Reverse Stock Split”).  The closing of the acquisitions of AFT and QMT, as well as the Name Change, the Reverse Stock Split and certain other matters, remain subject to shareholder approval.

Highlights of the acquisitions include the following:

·	ARC to acquire AFT, including its assets and operations in Hungary, for $43 million, approximately 1.0x Book Value, in a mix of cash and a convertible promissory note.

·	ARC to issue 7,857,898 shares valued at $4.00 per share, a 36% premium to ARC's closing price as of April 11, 2012, to acquire QMT in a non-cash transaction.

On April 6, 2012, the Company entered into a Purchase Agreement (the “AFT Acquisition Agreement”) with Precision Castparts Corp. (“PCC”) and AFT Europa KFT (“AFTE”). The term “AFT” is used in this Report to refer collectively to the company and the business of Advance Forming Technology, Inc. (“AFTI”) and the special purpose acquisition company (the “AFTE SPV”) holding the Hungarian assets associated with AFTI which are currently owned by AFTE. Prior to closing, PCC will cause AFT to transfer the Thixoforming Division of AFT, including all associated liabilities, to PCC. Pursuant to the terms of the AFT Acquisition Agreement, the Company will receive 100% of AFTI and AFTE SPV, in exchange for the transfer of an aggregate of $43 million to PCC (the “AFT Purchase Price”), of which $25,400,000 will be paid in cash and $17,600,000 will be paid in the form of a convertible note (the “AFT Convertible Note”) maturing in five years from the acquisition closing date (the “AFT Acquisition”). QMT has received from TD Bank, N.A. (“TD Bank”) a commitment letter providing for a revolving line of credit in an amount of up to $10,000,000 and three term loans totaling up to an estimated $18,000,000 with terms ranging from 30 months to ten years (the “Financing Arrangement”). The purpose of the Financing Arrangement with TD Bank is to finance the acquisition of AFT; to pay off all existing senior debt of QMT, AFT and their subsidiaries; and to potentially purchase new equipment for AFT’s current European operations. All facilities under the Financing Arrangement shall bear interest at a per annum rate equal to a margin between 250 to 300 basis points over the one month London Interbank Offered Rate (LIBOR) and the Company and its subsidiaries will be subject to customary financial covenants. The Company, AFT and QMT’s subsidiaries shall serve as the corporate guarantors of this Financing Arrangement. The Company will use the proceeds from the Financing Arrangements with TD Bank to fund, in part, the cash consideration payable in connection with the AFT Acquisition. The Company expects to complete the Financing Arrangements prior to the closing of the Acquisitions.

The AFT Purchase Price of the AFT Acquisition will be subject to a working capital adjustment. If the net working capital of AFT, excluding the Thixoforming Division but including the AFTE SPV (the “Acquired Operations”), on the day of closing divided by the net sales (the “Net Sales”) of AFTE, excluding the Thixoforming Division and the Acquired Operation for the 12 month period immediately preceding the closing (the “Closing Net Working Capital Percentage”), is greater than 25% (the “Fixed Percentage”) then the Purchase Price will be increased by the product of (x) Closing Net Working Capital Percentage less the Fixed Percentage and (y) the Net Sales. If the Closing Net Working Capital Percentage is less than the Fixed Percentage then the Purchase Price will be decreased by the product of (x) the Fixed Percentage less the Closing Net Working Capital Percentage and (y) the Net Sales. If the Closing Net Working Capital Percentage equal to the Fixed Percentage, then the Purchase Price will not be adjusted. The adjustments shall be determined within forty (45) days by the Company with AFT granted certain rights to object to the calculation. All Purchase Price adjustments will be made in cash.

Under the terms of the convertible note, PCC may at any time prior to maturity (subject to certain restrictions) convert the AFT Convertible Note into newly issued shares of the Company‘s common stock at a conversion price equal to the 30-day average trading value per share of the common stock immediately preceding conversion, provided that the AFT Convertible Note may be converted only if it converts into less than 10% of the common ownership of the Company and the equity value of the Company is not less than $176 million. Assuming a conversion price calculated as of April 9, 2012, such conversion could result, in the issuance of approximately 1,226,977 shares of the Company’s common stock (approximately 629,229 shares of the Company’s common stock after giving effect to the proposed 1:1.95 reverse stock split (the “1:1.95 Reverse Stock Split”)). Accordingly, the Company will initially reserve such amount of shares for possible issuance to PCC under the terms of conversion of the AFT Convertible Note. The actual number of shares issued to PCC upon conversion of the AFT Convertible Note may vary in accordance with the conversion formula as of the dates of exercise of conversion by PCC. The foregoing approximations of share issuances pursuant to conversion of the AFT Convertible Note are provided for illustrative purposes only and if the AFT Acquisition is approved by the Company’s shareholders, the Company will be authorized to issue any and all shares of the Company’s common stock under the terms and conditions of AFT Convertible Note without limitation to a specific number of shares.

The AFT Acquisition Agreement contains a provision that the Company will close the QMT Acquisition (as defined below) at the same time as, or prior to, the closing of the AFT Acquisition, which may waived by PCC. In addition, since the shares of the Company’s common stock will be issued as consideration in connection with the acquisitions above the thresholds required for shareholder approval under the NASDAQ Rules, approval by the Company’s shareholders of the QMT Acquisition and the AFT Acquisition is required for the Company to complete these acquisitions.

Consummation of the transactions contemplated by the AFT Acquisition Agreement is conditional upon, among other matters: (i) settlement of all intercompany accounts between PCC, AFT and AFTE; (ii) completion of the QMT Acquisition; (iii) transfer of the Thixoforming Division to PCC; and (iv) AFT having available cash of $100,000 at closing. In addition to the closing conditions above, the AFT Acquisition Agreement and the related transaction agreements contain additional customary closing conditions. PCC, AFTE and the Company have agreed to covenants relating to, among others, publicity, certain tax matters, access to information, and the making of certain filings with governmental authorities.

On April 6, 2012, the Company entered into a Membership Interest Purchase Agreement (the “QMT Acquisition Agreement”) with Quadrant, QMT, Carret P.T., LP, and the QMT Sellers to purchase, among other things, all of the Membership Interests. Pursuant to the terms of the QMT Acquisition Agreement, the QMT Sellers will receive an aggregate of 7,857,898 shares of the Company’s common stock as the consideration in exchange for the transfer to the Company of 100% of all of the Membership Interests (the “QMT Acquisition” and, together with the AFT Acquisition, the “Acquisitions). Such consideration shall be equal to 4,029,691 shares of the Company’s common stock after giving effect to the Company’s proposed 1:1.95 Reverse Stock Split, as described in further detail below. The purchase price for such shares has been set at $4.00 per share ($7.80 per share giving effect to the proposed 1-for-1.95 Reverse Stock Split).

Under the QMT Acquisition Agreement, Carret P.T., LP will purchase from the Company 112,648 newly-issued shares of the Company’s common stock at a purchase price of $4.00 per share (equal to 57,768 shares of the Company’s common stock after giving effect to the proposed 1:1.95 Reverse Stock Split) in consideration for a cash investment in the Company of $450,594 by Carret P.T., LP. at $4.00 per share ($7.80 per share giving effect to the proposed 1-for-1.95 Reverse Stock Split).

The QMT Acquisition Agreement contains conditions to each party’s closing obligations, and includes the express condition that the Company receive approval from a majority of those disinterested shareholders present and voting on such proposal (in person or by proxy) at a meeting of shareholders at which at least a majority of all shares of the Company’s common stock are present for quorum purposes called prior to the closing of the QMT Acquisition. The QMT Acquisition Agreement also contains a condition that if the Company is required to file an application pertaining to the continuation of listing for trading of its securities on NASDAQ or other national securities exchange, such application or applications, as the case may be, shall have been approved in writing by the respective securities regulatory organizations having jurisdiction over such application such that the Company’s common stock must remain eligible and qualified for trading on at least one national securities exchange immediately following the closing date and free from any delisting determination, notice of non-compliance with listing criteria or similar proceeding.

In addition to the closing conditions above, (i) there must be not less than $250,000 cash in QMT accounts at closing and having non-cash working capital in amount equal to not less than 20% of the trailing twelve months’ net sales of the Company, as determined as of the most recent calendar month-end prior to the closing date; (ii) the Company shall have received the opinion of its financial advisor as to the fairness of the transaction from a financial point of view, which opinion shall be in form and substance reasonably acceptable to the Company and the Special Committee; and (iii) other customary closing conditions.

Prior to the closing, the QMT Acquisition Agreement may be terminated for the following reasons: (i) by the Company if the QMT Sellers or QMT has breached the QMT Acquisition Agreement; (ii) by the QMT Sellers, if the Company has breached the QMT Acquisition Agreement; (iii) by the QMT Sellers or the Company, if the closing has not occurred on or before June 25, 2012 due to the failure of any condition precedent from taking place (unless the failure is caused by the party that gives notice of the termination); (iv) by the Company in connection with a situation in which a financially superior proposal is made by another party; or (v) by mutual written agreement of the QMT Sellers and the Company.

From the date of the QMT Acquisition Agreement to the date of closing or termination of the QMT Acquisition Agreement, the QMT Sellers and QMT are required to refrain from initiating, engaging or entering into a different agreement to engage in a transaction concerning any acquisition, equity or debt financing, joint venture, merger, reorganization, consolidation, recapitalization, business combination, liquidation, dissolution, share exchange, sale of stock, sale of material assets or similar business transaction involving QMT or any subsidiary (an “Alternate Transaction”). However, the Company is expressly entitled to initiate, solicit or encourage or otherwise facilitate an Alternate Transaction with any party concerning an Alternate Transaction involving the Company, and may, subject to delivery of certain required notices, terminate the QMT Acquisition Agreement and enter into an alternative transaction which the Special Committee believes in good faith to be a “Superior Proposal” as defined in the QMT Acquisition Agreement, giving full consideration to the potentially negative effect such alternative transaction may have on the AFT Acquisition.

The QMT Acquisition Agreement also contains a condition that if the Company is required to file an application pertaining to the continuation of listing for trading of its securities on NASDAQ or other national securities exchange, such application or applications, as the case may be, shall have been approved in writing by the respective securities regulatory organizations having jurisdiction over such application such that the Company’s common stock must remain eligible and qualified for trading on at least one national securities exchange immediately following the closing date and free from any delisting determination, notice of non-compliance with listing criteria or similar proceeding.  The Company has received notification from NASDAQ that a new listing application is required in connection with the Acquisitions and the Company has initiated the new listing application procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Wireless Solutions, Inc. and its consolidated subsidiaries on a consolidated basis.

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

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant Management, Inc., which is affiliated with us and our Chief Executive Officer. In the fourth quarter we discontinued utilizing the services of RIL and are now exclusively using third party contract manufacturers. In January 2012 we recorded a one-time charge of $53 thousand relating to the relocation of our production activities.

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

The Company signed definitive agreements to purchase Advanced Forming Technology, Inc., ("AFT") and Quadrant Metals Technologies, LLC ("QMT"). (See Note 10 above) In addition, the Company will be renamed ARC Group Worldwide, Inc. (pending shareholder approval) and will be a diversified manufacturing holding company with operations in Colorado, Florida, Pennsylvania, Texas, Minnesota, China and Hungary. The Company has also proposed a 1:1.95 reverse stock split (the “Reverse Stock Split”).  The closing of the acquisitions of AFT and QMT, as well as the Name Change, the Reverse Stock Split and certain other matters, remain subject to shareholder approval.  Reference should be made to Report on Form 8-K filed by the Company on April 12, 2012 and a Preliminary Proxy filed on April 13, 2012 which provide more detailed information about these two acquisitions and the future business of the Company.

Highlights of the acquisitions include the following:

·	ARC to acquire AFT, including its assets and operations in Hungary, for $43 million, approximately 1.0x Book Value, in a mix of cash and a convertible promissory note.

·	ARC to issue 7,857,898 shares valued at $4.00 per share, a 36% premium to ARC's closing price as of April 11, 2012, to acquire QMT in a non-cash transaction.

Financial Condition

At March 31, 2012, we had approximately $11 million in working capital, which represents a decrease of approximately $200 thousand from working capital at December 31, 2011 of $11.2 million.

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

Management believes that current working capital, and debt and equity financing contemplated by the pending acquisitions noted in Note 10, if approved, will be sufficient to allow us to maintain our operations through December 31, 2012 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended March 31, 2012 and 2011

Total revenues were approximately $929 thousand for the three months ended March 31, 2012 and $823 thousand for the three months ended March 31, 2011. The increase in revenues during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily attributable to an increase in our new ARCFlexTM products, partially offset by a decrease in broadband wireless sales.

Gross profit margins were 42% and 30% for the three months ended March 31, 2012 and 2011, respectively. The increase in gross margin is primarily due to product mix and our focus on cutting our operational costs although cost of goods sold for the quarter ended March 31, 2012 includes a benefit from the sale of inventory that had been fully reserved for in the amount of $34 thousand resulting in a 4% increase in gross margin.

Selling, general and administrative expenses (SG&A) increased $266 thousand to $633 thousand for the quarter ended March 31, 2012 as compared to $367 thousand for the quarter ended March 31, 2011. The increase in SG&A is primarily due to accounting and legal fees of $159 thousand associated with the contemplated acquisitions of AFT and QMT (See Note 10) and $37 thousand in costs associated with travel to China regarding product manufacturing. These types of costs were not incurred for the three months ended March 31, 2011. Because of the costs noted above, SG&A as a percent of total revenues increased from 45% for the three months ended March 31, 2011 to 68% for the three months ended March 31, 2012. Salaries and wages, remains the largest component of SG&A costs, constituting 21% and 29%, respectively, of the total SG&A costs for the three months ended March 31, 2012 and 2011. Salaries and wages increased approximately $24 thousand comparing the three months ended March 31, 2012 to the three months ended March 31, 2011.

Other income (expense) was $10 thousand for the three months ended March 31, 2011 and primarily consisted of interest income. Other income (expense) was $(35) thousand for the three months ended March 31, 2012 primarily because of a write off of dies/molds of $53 thousand as a result of our termination of services with RIL (see note 5 above). This loss on the assets write-off is offset by interest income of $6 thousand and other income of $7 thousand.

There is no provision for income taxes for both the three months ended March 31, 2012 and 2011 due to our net losses for both periods.

The Company had a net loss of $278 thousand for the three months ended March 31, 2012 compared to a net loss of $113 thousand for the three months ended March 31, 2011. The primary reasons for the increase in the net loss in 2012 is the increase in SG&A cost, as detailed above, the write-off of the dies/molds, offset by an increase in gross margin of $146 thousand.

Financial Condition (in thousands of dollars)

	March 31, 2012	December 31, 2011
Current ratio (1)	8.1 to 1	17 to 1
Working capital (2)	$10,969	$11,286
Total debt	$1,545	$704
Total cash less debt	$9,538	$10,344
Stockholders equity	$11,345	$11,636
Total liabilities to equity	.136 to 1	.061 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $11 million at March 31, 2012 and liabilities of $1.5 million.. We believe that we have the ability to provide for our remaining 2012 operational needs through projected operating cash flow and cash on hand.

The net cash provided by operating activities was $180 thousand for the three months ended March 31, 2012 compared to the net cash used by operating activities was $296 thousand for the three months ended March 31, 2011. The primary reason for the change despite the net loss of $278 thousand comparing the three months ended March 31, 2012 to the three months ended March 31, 2011 was that in 2012 we increased trade accounts payable and other accrued expenses by $858 thousand by deferring payments to a later date.

The net cash used in investing activities from operations was $128 thousand for the three months ended March 31, 2012 compared to $33 thousand for the three months ended March 31, 2011, primarily the result of capital expenditures for equipment and patents.

The net cash used in financing activities was $17 thousand as a result to payments on capital lease obligations.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)

10.2	Stock Purchase Agreement, by and among Bluecoral limited, Winncom Technologies Corp. and the Company dated as of July 28, 2006 (3)
10.3	Escrow Agreement, dated July 28, 2006, by and among the Company, Bluecoral Limited and Consumer Title Services, LLC (3)
10.4	Employment Agreement effective January 31, 2008 between the Company and Randall P. Marx (4)
10.5	Employment Agreement effective November 1, 2007 between the Company and Monty R. Lamirato (5)
10.6	Employment Agreement effective November 1, 2007 between the Company and Steve C. Olson (5)
10.7	Employment Agreement effective November 1, 2007 between the Company and Richard L. Anderson (5)
10.8	Separation Agreement effective November 18, 2008 between the Company and Randall P. Marx (6)
10.9	Separation Agreement effective November 26, 2008 between the Company and Monty R. Lamirato (6)
10.10	Separation Agreement effective November 26, 2008 between the Company and Richard L. Anderson (6)
10.11	MEMBERSHIP INTEREST PURCHASE AGREEMENT by and among ARC WIRELESS SOLUTIONS, INC., QUADRANT MANAGEMENT, INC., QMP HOLDING CORP., QTS HOLDING CORPORATION, JOHN SCHOEMER, ARLAN CLAYTON, ROBERT MARTEN, QUADRANT METALS TECHNOLOGIES LLC, and CARRET P.T., LP dated April 6, 2012. (7)
10.12	PURCHASE AGREEMENT among PRECISION CASTPARTS CORP., AFT EUROPA KFT and ARC WIRELESS SOLUTIONS, INC. Dated as of April 6, 2012 (7)
10.13	Form of Unsecured Subordinated Convertible Promissory Note (7)
10.14	Advisory Agreement with Quadrant (7)
10.15	WAIVER FINANCIAL ADVISORY AGREEMENT ARC Wireless Solutions, Inc. Quadrant Management, Inc. (7)
10.16	LETTER AGREEMENT (7)
31.1 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K/A filed on August 2, 2006.
(4)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.
(5)	Incorporated by reference from the Company’s Form 8-K filed on November 8, 2007.
(6)	Incorporated by reference from the Company’s Form 8-K filed on December 3, 2008.
(7)	Incorporated by reference from the Company’s Form 8-K filed on April 12, 2012.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC WIRELESS SOLUTIONS, INC.

Date: May 11, 2012	By:	/s/ Theodore Deinard
Theodore Deinard, Acting Chief Executive Officer and Acting Principal Financial Officer, Director

