Form 10-Q
period 2012-06-30
ARC WIRELESS SOLUTIONS INC
filed 2012-08-07
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

000-18122

(Commission File Number)

ARC Wireless Solutions, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0454148
( State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

7040 County Road 20,
Longmont, CO 80504
(Address of principal executive offices including zip code)

(303) 467-5236
(Registrant’s telephone number, including area code)

6330 North Washington Street, Suite 13
Denver, Colorado, 80216-1146
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

As of August 1, 2012, the Registrant had 3,091,350 shares outstanding of its $.0005 par value common stock.

ARC Wireless Solutions, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2012

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARC Wireless Solutions, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)	*
Assets
Current assets:
Cash and equivalents	$10,877	$11,048
Accounts receivable – trade	915	740
Inventory, net	740	185
Other current assets	46	17
Total current assets	12,578	11,990

Property and equipment, net	283	227

Other assets:
Intangible assets, net	110	116
Deposits	6	7
Total assets	12,977	$12,340

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,891	$293
Accrued expenses	208	362
Current portion of capital lease obligations	15	49
Total current liabilities	2,114	704

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued and outstanding	-	-
Common stock, $.0005 par value, 250,000,000 authorized, 3,091,000 outstanding in 2011 and 2010, respectively.	2	2
Additional paid-in capital	20,798	20,798
Accumulated deficit	(9,937)	(9,164)
Total stockholders’ equity	10,863	11,636
Total liabilities and stockholders’ equity	$12,977	$12,340

* These numbers were derived from the audited financial statements for the year ended December 31, 2011. See accompanying notes.

ARC Wireless Solutions, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales, net	$1,314	$854	$2,243	$1,677
Cost of sales	872	557	1,411	1,136
Gross Profit	442	297	832	541

Operating expenses
Selling, general and administrative	584	441	1,058	808
Merger expenses	360	-	519	-
Loss from operations	(502)	(144)	(745)	(267)

Other Income (expense)
Other income (loss)	7	10	(28)	20
Total other income	7	10	(28)	20

Net loss	$(495)	$(134)	$(773)	$(247)

Net loss per share, basic and diluted	$(.16)	$(.04)	$(.25)	$(.08)
Weighted average shares, basic	3,091,000	3,091,000	3,091,000	3,091,000
Weighted average shares, diluted	3,091,000	3,091,000	3,091,000	3,091,000

See accompanying notes.

ARC Wireless Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011

Operating activities
Net loss from operations	$(773)	$(247)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	88	88
Non-cash stock compensation	-	16
Loss on sale of assets	53	-
Provision for doubtful accounts	50	5
Changes in operating assets and liabilities:
Accounts receivable, trade	(225)	(65)
Inventory	(555)	9
Prepaids and other current assets	(29)	(10)
Other assets	(1)	(4)
Accounts payable and accrued expenses	1,444	(280)
Net cash provided by (used in) operating activities	52	(488)

Investing activities
Patent acquisition costs	(3)	(12)
Purchase of plant and equipment	(186)	(66)
Net cash used in investing activities	(189)	(78)

Financing activities
Net repayment of line of credit and capital lease obligations	(34)	(12)
Net cash used in financing activities	(34)	(12)

Net increase (decrease) in cash	(171)	(578)
Cash and cash equivalents, beginning of year	11,048	11,643
Cash and cash equivalents, end of quarter	$10,877	$11,065

See accompanying notes.

ARC Wireless Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012, the results of its operation and its cash flows for the three months then ended. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the periods presented in the unaudited consolidated condensed financial statements, the Company operated in one business segment which is identified as Manufacturing which offers a wide variety of wireless components and network solutions to service providers, systems integrators, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future period.

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

Basis of Presentation

The Company has experienced recurring losses and has accumulated a deficit of approximately $9.9 million since inception in 1989. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital, and debt and equity financing contemplated by the pending acquisitions noted in Note 9, if approved, will be sufficient to allow the Company to maintain its operations through December 31, 2012 and into the foreseeable future.

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

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms which normally require payment within 30 to 60 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. The provision for doubtful accounts was $50 thousand and $0 at June 30, 2012 and December 31, 2011, respectively. Bad debt expense was $50 thousand for the six months ended June 30, 2012 and $5 thousand for the six months ended June 30, 2011.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months and six months ended June 30, 2012 and 2011, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2012 and December 31, 2011. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

The following table summarizes share-based compensation expense recorded in selling, general and administrative expenses during each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	$-	$8	$-	$16
Total share-based compensation expense	$-	$8	$-	$16

There were no options granted or exercised during the three months or six months ended June 30, 2012.

There were no options outstanding at June 30, 2012.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2012			2011
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(495)	3,091	$(.16)	$(134)	3,091	$(.04)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(495)	3,091	$(.16)	$(134)	3,091	$(.04)

	For the Six Months Ended June 30,
	2012			2011
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss
Basic EPS:
Net Loss	$(773)	3,091	$(.25)	$(247)	3,091	$(.08)
Effect of Dilutive Securities
Employee stock options	-	-	-	-	-	-
Diluted loss per share	$(773)	3,091	$(.25)	$(247)	3,091	$(.08)

Note 4. Inventory

Commencing January 1, 2011, inventory is valued at the lower of cost or market using first in first out (FIFO) which approximate average cost, due to the rapid turnover of inventory. The Company previously valued its inventory at lower of cost or market using standard cost which approximated average cost, and as such, the change is not considered a change in accounting. Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. At June 30, 2012 and December 31, 2011, the inventory reserve was $119 and $133 thousand, respectively. Inventory consists of the following amounts (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$62	$60
Work in progress	-	-
Finished goods	797	258
Subtotal	859	318
Inventory reserve	(119)	(133)
Net inventory	$740	$185

Note 5. Related Party Transactions

On January 23, 2009 we entered into the Advisory Agreement with Quadrant Management Inc. ("Quadrant"). Quadrant is under common control with Brean Murray Carret Group, Inc., an organization that beneficially owns approximately 1,121,354, or 36.3%, of the Company’s common stock. Mr. Young, the Chairman of the Company’s Board of Directors, and Mr. Deinard, our Interim Chief Executive Officer, are each Managing Directors at Quadrant. Pursuant to the Advisory Agreement, Quadrant will provide the Company financial advisory and business consulting services, including restructuring services.

In consideration for the restructuring services which have been provided by the Advisor since November 2008 and for the ongoing services to be provided, ARC has agreed to pay the following: 1) an initial cash fee of $250 thousand which was paid upon signing the Agreement in January 2009; 2) during 2009, ARC will pay an annual fee of the greater of (i) $250 thousand or (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items ("EBITDA") for the current financial year over preceding year, or (iii) 20% of reported EBITDA for the current financial year, and; 3) all reasonable out-of-pocket expenses incurred by Advisor in performing services under the Agreement. Total expenses accrued for the year ended December 31, 2011 was $250 thousand. The $250 thousand fee for 2011 accrued at December 31, 2011 and was paid in the first quarter of 2012. Approximately $125 thousand of the 2012 annual fee has been accrued for the six months ended June 30, 2012 and $62 thousand is also included in accrued liabilities at June 30, 2012. The Advisory Agreement will expire on December 31, 2013. See Note 9 for revisions to the Advisory Agreement.

During the third quarter of 2010, we began utilizing the manufacturing, product sourcing, and outsourcing services of Rainbow Industrial Limited (“RIL”) which is based in China.  RIL is wholly owned by an affiliate of Quadrant, which is affiliated with us and our Chief Executive Officer. We purchase goods and services from RIL valued at approximately $150 thousand per month; however the actual dollar amount can vary significantly with normal fluctuations in business activity.

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

Also see Note 9 for other pending related party transactions.

Note 6. Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

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

Note 7. Concentration of Credit Risk

Three customers accounted for approximately 51% of the Company’s net sales for the six months ended June 30, 2012. One customer accounted for approximately 33% of the Company’s net sales for the six months ended June 30, 2011. A reduction, delay or cancellation of orders from this customer or the loss of this customer could significantly reduce the Company’s revenues and operating results. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Note 9. Subsequent Events

Management has evaluated the impact of events occurring after June 30, 2012 up to the date of the filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

Quadrant indirectly owns 74% of the membership interests of QMT. Brean Murray is the controlling shareholder of ARC. Brean Murray and Quadrant are under common control and therefore Brean Murray, Quadrant, ARC and QMT are affiliates under common control. Specifically, Brean Murray controls 100% of the ownership interests of Quadrant as well as, via certain wholly-owned intermediaries, 36.4% of the shares of ARC.

In addition, the following officers and directors of ARC are also affiliated with Quadrant and Brean Murray: Mr. Jason Young, the Company’s Chairman, has been a Managing Director at Quadrant since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management- or director-level roles.  Mr. Theodore Deinard, ARC’s Interim CEO and a director of the Company, is a Managing Director of Quadrant.  Ms. Keerat Kaur is a Vice President of Quadrant and the Corporate Secretary of ARC. Mr. Deinard is also related by marriage to an officer of Quadrant. Mr. Jason Young and Mr. Alan Quasha, an officer of Quadrant, each serve on the Board of Directors of QMT and receive fees for such services. Messrs. Young and Deinard have recused themselves from all deliberations and voting of the Board in respect of the QMT acquisition matters. Mr. Young, Mr. Deinard and Ms. Kaur do not directly own any shares of ARC in their own respective names and are not deemed to beneficially own Company shares through any entities other than Brean Murray or Quadrant. Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Brean Murray. Mr. Viktor Nemeth, a director of ARC, is the brother-in-law of Mr. Alan Quasha who serves as the Co-Chairman of Brean Murray and the President of Quadrant Management, Inc.

Highlights of the pending acquisitions include the following:

·	ARC to acquire AFT, including its assets and operations in Hungary, for $43 million, approximately 1.0x Book Value, in a mix of cash and a convertible promissory note.

·	ARC to issue 7,857,898 shares valued at $4.00 per share acquire QMT in a non-cash transaction. The QMT Acquisition will be accounted for as a “reverse acquisition,” and QMT is deemed to be the accounting acquirer in the acquisition.

On April 6, 2012, the Company entered into a Purchase Agreement (the “AFT Acquisition Agreement”) with Precision Castparts Corp. (“PCC”) and AFT Europa KFT (“AFTE”). The term “AFT” is used in this Report to refer collectively to the company and the business of Advance Forming Technology, Inc. (“AFTI”) and the special purpose acquisition company (the “AFTE SPV”) holding the Hungarian assets associated with AFTI which are currently owned by AFTE. The AFT Acquisition Agreement was amended as of June 25, 2012 and July 13, 2012 to extend the Terminability date for the closing of such agreement. Prior to closing, PCC will cause AFT to transfer the Thixoforming Division of AFT, including all associated liabilities, to PCC. Pursuant to the terms of the AFT Acquisition Agreement, the Company will receive 100% of AFTI and AFTE SPV, in exchange for the transfer of an aggregate of $43 million to PCC (the “AFT Purchase Price”), of which $25,400,000 will be paid in cash and $17,600,000 will be paid in the form of a convertible note (the “AFT Convertible Note”) maturing in five years from the acquisition closing date (the “AFT Acquisition”). QMT and TD Bank, N.A. (“TD Bank”) have agreed to a term sheet, dated June 21, 2012, providing for a revolving line of credit in an amount of up to $10,000,000 and three term loans totaling up to an estimated $18,000,000 with terms ranging from 30 months to ten years (the “Financing Arrangement”). The purpose of the Financing Arrangement with TD Bank is to finance the acquisition of AFT; to pay off all existing senior debt of QMT, AFT and their subsidiaries; and to potentially purchase new equipment for AFT’s current European operations. All facilities under the Financing Arrangement shall bear interest at a per annum rate equal to a margin between 250 to 300 basis points over the one month London Interbank Offered Rate (LIBOR) and the Company and its subsidiaries will be subject to customary financial covenants. The Company, AFT and QMT’s subsidiaries shall serve as the corporate guarantors of this Financing Arrangement. The Company will use the proceeds from the Financing Arrangements with TD Bank to fund, in part, the cash consideration payable in connection with the AFT Acquisition. The Company expects to complete the Financing Arrangements prior to the closing of the Acquisitions.

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

Prior to the closing, the QMT Acquisition Agreement may be terminated for the following reasons: (i) by the Company if the QMT Sellers or QMT has breached the QMT Acquisition Agreement; (ii) by the QMT Sellers, if the Company has breached the QMT Acquisition Agreement; (iii) by the QMT Sellers or the Company, if the closing has not occurred on or before August 8, 2012, as amended, due to the failure of any condition precedent from taking place (unless the failure is caused by the party that gives notice of the termination); (iv) by the Company in connection with a situation in which a financially superior proposal is made by another party; or (v) by mutual written agreement of the QMT Sellers and the Company.

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

The ARC Advisory Agreement, as noted in Note 5, technically provides Quadrant the right to receive 20% of ARC’s EBITDA, even if such EBITDA is derived from the QMT acquisition and the AFT acquisition.  However, Quadrant has granted waivers to certain provisions of the ARC Advisory Agreement such that:  (I) in calendar year 2012 Quadrant shall only be paid an annual fee equal to the greater of (i) $250,000; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2012 less the combined EBITDA of QMT and AFT for the twelve months ending February 29, 2012 less the EBITDA of ARC for the twelve months ending December 31, 2011; or (iii) the product of (a) 20% and (b)  the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012; and (II) in calendar year 2013 Quadrant shall only be paid an annual fee equal to the greater of (i) $250,000; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2013 less the EBITDA of ARC for the twelve months ending December 31, 2012; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012. The ARC Advisory Agreement has been further revised such that it shall no longer extend for additional one-year periods after its expiration on December 31, 2013 in the absence of written termination notice by either party.

In consideration for granting the foregoing waiver, and in consideration for substantial merger and acquisition support services rendered to ARC over the past several years, Quadrant and ARC will enter into a Letter Agreement pursuant to which ARC will pay Quadrant transaction fees upon the closing of the QMT and AFT acquisitions, calculated by reference to 2% of the total enterprise value for the QMT acquisition and AFT acquisitions, which shall result in an estimated fee payment to Quadrant by ARC of approximately $1,600,000. Payment of the fee by ARC is contingent on closing of the QMT Acquisition and the AFT Acquisition.

In addition, Quadrant and QMT have entered into a non-exclusive financial advisory agreement (the “QMT Financial Advisory Agreement”), whereby Quadrant performs ongoing consulting and advisory services for QMT through Quadrant personnel (acting at all times as independent contractors to QMT). The scope of such services includes business consulting services, financial advisory services, and other services. In consideration for such services, on January 1, 2012 QMT commenced paying an annual cash fee to Quadrant of $250,000 to be paid in quarterly installments. QMT shall reimburse Quadrant for all reasonable out-of-pocket costs and expenses incurred by Quadrant in connection with the performance of its services. The QMT-Quadrant financial advisory agreement will continue in effect following the acquisition of QMT by the Company and will remain effective through December 31, 2013 in accordance with the QMT Financial Advisory Agreement Amendment.

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

The Company signed definitive agreements to purchase Advanced Forming Technology, Inc., ("AFT") and Quadrant Metals Technologies, LLC ("QMT"). (See Note 9 above) In addition, the Company will be renamed ARC Group Worldwide, Inc. (pending shareholder approval) and will be a diversified manufacturing holding company with operations in Colorado, Florida, Pennsylvania, Texas, Minnesota, China and Hungary. The Company has also proposed a 1:1.95 reverse stock split (the “Reverse Stock Split”).  The closing of the acquisitions of AFT and QMT, as well as the Name Change, the Reverse Stock Split and certain other matters, remain subject to shareholder approval.  Reference should be made to the Definitive Proxy filed on July 16, 2012 which provides more detailed information about these two acquisitions and the future business of the Company.

Highlights of the acquisitions include the following:

·	ARC to acquire AFT, including its assets and operations in Hungary, for $43 million, approximately 1.0x Book Value, in a mix of cash and a convertible promissory note.

·	ARC to issue 7,857,898 shares valued at $4.00 per share, to acquire QMT in a non-cash transaction.

Financial Condition

At June 30, 2012, we had approximately $10.4 million in working capital, which represents a decrease of approximately $800 thousand from working capital at December 31, 2011 of $11.2 million.

We have seen a decline in orders for our legacy products from customers, both domestically and internationally as a result of the current economic environment and a market trend towards fully integrated solution products, and we do not expect to see these trends reversing in 2012. However, we continue our efforts to introduce new products and to acquire new customers, for example in the fourth quarter of 2011 we introduced the new ARCFlexTM line of low-cost, fully featured radio products. The ARCFlexTM line is one of the market’s most cost-effective and fully-featured CPE solutions for the WISP. Sales from the ARCFlexTM line have continued to increase since its introduction in late 2011and has been a primary reason for our growth in sales, along with the increase in the number of distribution partners we work with.

Management believes that current working capital, and debt and equity financing contemplated by the pending acquisitions noted in Note 9, if approved, will be sufficient to allow us to maintain our operations through December 31, 2012 and into the foreseeable future.

Results of Continuing Operations for the Three Months Ended June 30, 2012 and 2011

Total revenues were approximately $1.3 million for the three months ended June 30, 2012 and $854 thousand for the three months ended March 31, 2011. The increase in revenues during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is primarily attributable to an increase in our new ARCFlexTM products, partially offset by a decrease in broadband wireless sales, along with the increase in the number of distribution partners we work with.

Gross profit margins were 34% and 35% for the three months ended June 30, 2012 and 2011, respectively. The slight decrease in gross margin is primarily due to product mix and an increase in our inventory valuation allowance of $20,000 which reduced our gross profit by 1.5%.

Operating expenses includes selling, general and administrative expenses (SG&A) and merger expenses. The increase in merger expenses is primarily due to accounting and legal fees of $360 thousand associated with the contemplated acquisitions of AFT and QMT (See Note 9). These types of costs were not incurred for the three months ended June 30, 2011. SG&A increased $143 thousand to $584 thousand for the quarter ended June 30, 2012 as compared to $441 thousand for the quarter ended June 30, 2011. The primary reasons for the increase in SG&A are bad debts expense ($50 thousand), salaries ($33 thousand), China advertising and consulting ($17 thousand), China travel ($21 thousand) and legal fees ($37 thousand). Because of the costs noted above, operating costs as a percent of total revenues increased from 52% for the three months ended June 30, 2011 to 72% for the three months ended June 30, 2012. Salaries and wages remains the largest component of SG&A costs, constituting 22% of the total SG&A costs for the three months ended June 30, 2012 and 2011. Salaries and wages increased approximately $33 thousand comparing the three months ended June 30, 2012 to the three months ended June 30, 2011.

Other income (expense) was $7 thousand and $10 thousand for the three months ended June 30, 2012 and 2011, respectively and primarily consisted of interest income.

There is no provision for income taxes for both the three months ended June 30, 2012 and 2011 due to our net losses for both periods.

The Company had a net loss of $495 thousand for the three months ended June 30, 2012 compared to a net loss of $134 thousand for the three months ended June 30, 2011. The primary reasons for the increase in the net loss in 2012 despite an increase in gross profit of $145 thousand was the increase in merger expenses and SG&A cost, which together equaled $503 thousand, as detailed above.

Results of Continuing Operations for the Six Months Ended June 30, 2012 and 2011

Total revenues were approximately $2.2 million for the six months ended June 30, 2012 and approximately $1.7 thousand for the six months ended June 30, 2011. The increase in revenues during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is primarily attributable to an increase in our new ARCFlexTM product line, along with the increase in the number of distribution partners we work with, partially offset by a decrease in broadband wireless sales.

Gross profit margins were 37% and 32% for the six months ended June 30, 2012 and 2011, respectively. The increase in gross margin is primarily due to product mix and our focus on cutting our operational costs.

Operating expenses includes selling, general and administrative expenses (SG&A) and merger expenses. The increase in merger expenses is primarily due to accounting and legal fees of $519 thousand associated with the contemplated acquisitions of AFT and QMT (See Note 9). These types of costs were not incurred for the three months ended June 30, 2011. SG&A increased $250 thousand to approximately $1.1 million for the six months ended June 30, 2012 as compared to $808 thousand for the six months ended June 30, 2011 The primary reasons for the increase in SG&A is bad debts expense ($50 thousand), salaries ($47 thousand), China advertising and consulting ($17 thousand), China travel ($52 thousand), legal fees ($37 thousand) and outside services ($47 thousand). Operating costs as a percent of total revenues decreased slightly from 48% for the six months ended June 30, 2011 to 47% for the six months ended June 30, 2012 because the increased operating expenses in 2012 were offset by an increase in sales. Salaries and wages, remains the largest component of SG&A costs, constituting 24% and 26%, respectively, of the total SG&A costs for the six months ended June 30, 2012 and 2011.

Other income (expense) was $20 thousand for the six months ended June 30, 2011 and primarily consisted of interest income. Other income (expense) was $(28) thousand for the six months ended June 30, 2012 primarily because of a write off of dies/molds of $53 thousand as a result of our termination of services with RIL (see note 5 above). This loss on the assets write-off is offset by interest income of $13 thousand and other income of $12 thousand.

There is no provision for income taxes for both the six months ended June 30, 2012 and 2011 due to our net losses for both periods.

The Company had a net loss of $773 thousand for the six months ended June 30, 2012 compared to a net loss of $247 thousand for the six months ended June 30, 2011. The primary reasons for the increase in the net loss in 2012 is the increase in merger expenses and SG&A cost, as detailed above, the write-off of the dies/molds, offset by an increase in gross margin of $291 thousand.

Financial Condition (in thousands of dollars)

	June 30, 2012	December 31, 2011
Current ratio (1)	6 to 1	17 to1
Working capital (2)	$10,464	$11,286
Total debt	$2,114	$704
Total cash less debt	$8,763	$10,344
Stockholders equity	$10,863	$11,636
Total liabilities to equity	.19 to 1	.061 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

We have a cash balance of $10.9 million at June 30, 2012 and liabilities of $2.1 million.. We believe that we have the ability to provide for our remaining 2012 operational needs through projected operating cash flow and cash on hand.

The net cash provided by operating activities was $52 thousand for the six months ended June 30, 2012 compared to the net cash used by operating activities was $488 thousand for the six months ended June 30, 2011. The primary reason for the change, despite the net loss of $773 thousand, comparing the six months ended June 30, 2012 to the six months ended June 30, 2011 was that in 2012 we increased trade accounts payable and other accrued expenses by $1.4 million by deferring payments to a later date.

The net cash used in investing activities from operations was $189 thousand for the six months ended June 30, 2012 compared to $78 thousand for the six months ended June 30, 2011, primarily the result of capital expenditures for equipment and patents.

The net cash used in financing activities was $34 thousand for the six months ended June 30, 2012 compared to $12 thousand for the six months ended June 30, 2011as a result to payments on capital lease obligations.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.11	Membership Interest Purchase Agreement by and among ARC Wireless Solutions, Inc., Quadrant Management, Inc., QMP Holding Corp., QTS Holding Corporation, John Schoemer, Arlan Clayton, Robert Marten, Quadrant Metals Technologies LLC, and Carret P.T., LP dated April 6, 2012. (3)
10.12	Purchase Agreement among Precision Castparts Corp., AFT Europa KFT and ARC Wireless Solutions, Inc. Dated as of April 6, 2012 (3)
10.13	Form of Unsecured Subordinated Convertible Promissory Note (3)
10.14	Advisory Agreement by and between ARC Wireless Solutions, Inc. and Quadrant Management, Inc., dated as of January 21, 2009 (3)
10.15	Waiver of Advisory Agreement by and between ARC Wireless Solutions, Inc. and Quadrant Management, Inc.(3)
10.16	Letter Agreement by and between ARC Wireless Solutions, Inc. and Quadrant Management Inc. (3)
10.17	First Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of June 25, 2012. (4)
10.18	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of June 25, 2012. (4)
10.19	Second Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of July 13, 2012. (4)
10.20	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of July 13, 2012. (4)
31.1 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K filed on April 12, 2012.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on July 16, 2012.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC WIRELESS SOLUTIONS, INC.

Date:	August 7, 2012	By:	/s/ Theodore Deinard
Name: Theodore Deinard
Title: Acting Chief Executive Officer and Acting
Principal Financial Officer, Director

