Form 10-Q
period 2012-09-30
ARC Group Worldwide, Inc.
filed 2012-11-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

000-18122

(Commission File Number)

ARC Group Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0454148
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

810 Flightline Blvd.,
Deland, FL 32724
(Address of principal executive offices including zip code)

(386) 736-4890
(Registrant’s telephone number, including area code)

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

As of November 1, 2012, the Registrant had 5,672,767 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2012

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2012	2012
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$1,263	$1,448
Restricted Cash	1,000	-
Accounts receivable, net	10,709	3,705
Inventories, net	11,041	3,873
Due from related party	-	205
Prepaid and other current assets	907	440
Total current assets	24,920	9,671

Property and Equipment, net	25,723	4,514

Long-Term Assets:
Goodwill	18,645	6,964
Intangible assets	123	-
Other	331	184
Total long-term assets	19,099	7,148
Total Assets	$69,742	$21,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,229	$715
Accrued expenses	1,647	955
Due to related party	45	367
Deferred income	669	132
Current portion of capital lease and long-term debt	9,295	1,491
Total current liabilities	16,885	3,660

Long-Term Liabilities:
Bank debt	12,862	-
Convertible debt	17,600	5,377
Total long-term liabilities	30,462	5,377
Total Liabilities	47,347	9,037

Commitments (Note H)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value, 250,000,000 shares authorized, 5,672,767 and 4,029,700 shares issued at September 30, 2012 and June 30, 2012, respectively	3	2
Treasury stock, at cost	(2)	-
Additional paid-in capital	10,673	-
Note Receivable from Member	(303)	(303)
Accumulated earning/deficit	11,136	11,753
Total Stockholders’ Equity	21,507	11,452
Non-Controlling Interest	888	844
Total Liabilities and Stockholders’ Equity	$69,742	$21,333

* These numbers were derived from the audited financial statements for the year ended June 30, 2012. See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except share and per share amounts)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2012	October 2, 2011

Sales	$13,481	7,335
Cost of sales	9,782	4,440
Gross Profit	3,699	2,895

Operating Expense:
Selling, general and administrative	2,312	1,570
Merger expenses	1,637	-
Income (Loss) from Operations	(250)	1,325

Other Income (Expense):
Other income (expense)	20	15
Gain on bargain purchase	381	-
Interest expense, net	(167)	(118)
Total other income (expense)	234	(103)

Income (Loss) before Income Taxes	(16)	1,222
Current income tax expense
Deferred income tax benefit	-	-
Net Income (Loss)	(16)	1,222
Less: Net Income Attributable to Non-Controlling Interest	73	165
Net Income (Loss) Attributable to ARC Group Worldwide, Inc	$(89)	$1,057

Net Income (Loss) per Common Share:
Basic and diluted	$(.02)	$.26
Diluted	$(.02)	$.26

Weighted Average Common Shares Outstanding:
Basic and diluted	5,149,700	4,029,700

See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended
	September 30, 2012	October 2, 2011
Cash Flows from Operating Activities
Net Income (Loss)	$(16)	$1,222
Adjustments to Reconcile Changes in Net Assets to Net Cash Provided by (Used In) Operating Activities
Operating Activities:
Depreciation and Amortization	572	193
Gain on Bargain Purchase	(381)	-
Loss on Disposition of Assets	-	(6)
(Increase) Decrease in Assets
Accounts Receivable	328	(333)
Due from Related Party	205	(588)
Inventory	90	213
Prepaid Expenses and Other Assets	(163)	23
Other Long-Term Assets	(143)	-
Increase (Decrease) in Liabilities
Accounts Payable	(524)	37
Other Accrued Expenses	(90)	(61)
Due to Related Party	(321)	428
Unearned Mold Income	(30)	16
Net Cash Provided by (Used in) Operating Activities	(473)	1,144

Cash Flows from Investing Activities
Net Assets Acquired in a Business Combination, Net of Cash and Cash Equivalents	(31,422)	-
Investment in Plant and Equipment	(59)	(236)
Stock Issued for Cash	451	-
Net Cash Used In Investing Activities	(31,030)	(236)

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	42,600	-
Principal Payments on Debt	(9,714)	(1,010)
Capital Lease Obligations	(6)	-
Repurchase of Shares	(2)	-
Increase in Restricted Cash	(1,000)	-
Payments on Recalled Share Options	-	(10)
Distribution Payments to Non-controlling Interest Members	(29)	-
Distributions to Members	(531)	(657)
Net Cash Provided by (Used in) Financing Activities	31,318	(1,677)

Net Decrease in Cash and Cash Equivalents	(185)	(769)
Cash and Cash Equivalents, Beginning of Year	1,448	1,740
Cash and Cash Equivalents, End of Year	$1,263	$971

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for Interest	152	107
Non-Cash Financing Activity
Membership units of FloMet transferred to the Company	-	1375
Membership units of Tekna Seal transferred to the Company		513

See accompanying notes.

ARC Group Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Quadrant Metals Technology, LLC ("referred to herein as "QMT" or "the Predecessor") was formed in March 2011, to function as a holding company for a group of diversified manufacturing and distribution companies. Upon formation, QMT acquired controlling interests in TeknaSeal LLC ("TeknaSeal") as of May 1, 2011 and in FloMet LLC ("Flomet") as of June 30, 2011. In addition, QMT acquired General Flange & Forge ("GF&F") as of April 18, 2011 and has held controlling interests in GF&F since that date. Furthermore, TubeFit LLC ("TubeFit") was formed on November 1, 2011 and QMT has held controlling interests in TubeFit since that date. While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

Advanced Forming Technology, Inc. ("AFT") is comprised of two operating units, AFT-US and AFT Hungary. AFT-US was founded in 1987. From 1991 until its acquisition by ARC, AFT was operated as a division of Precision Castparts Corporation, a publicly traded company.

ARC Group Worldwide, Inc. (referred to herein as the "Company" or "ARC") was organized under the laws of the State of Utah on September 30, 1987.

Completion of Acquisitions

On August 8, 2012, ARC completed the acquisition of QMT and AFT (referred to herein as the “QMT Acquisition” and the “AFT Acquisition”). The QMT Acquisition was accounted for as a reverse acquisition under generally accepted accounting principles, whereby QMT was deemed to be the accounting acquirer in the acquisition. The financial statements for periods prior to August 8, 2012 reflect only the operations of QMT. ARC’s historical accumulated deficit for periods prior to August 8, 2012, in the amount of $10.2 million was eliminated against additional paid in capital, and the accompanying financial statements present the previously issued shares of ARC common stock as having been issued pursuant to the merger on August 8, 2012. The shares of common stock issued to QMT pursuant to the merger are presented as having been outstanding for since July 1, 2011. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor Company have been eliminated in the financial statements.

The accompanying financial statements include the results of operations of ARC, QMT and AFT for periods subsequent to the acquisition; for periods prior to the acquisition the results of operations are presented only for QMT.

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012, the results of its operation and its cash flows for the three months then ended. For further information, refer to the predecessor financial statements and footnotes thereto included in the Company’s Report on Form 8-K/A, filed on September 28, 2012, for the year ended June 30, 2012.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s fiscal year begins July 1 and ends June 30 and the quarters for interim reporting consist of thirteen weeks, therefore, the quarter end will not always coincide with the date of the calendar month.

Prior to the date of the acquisitions noted above, the Predecessor Company operated in two business segments, identified as the Precision Components Group, consisting of FloMet and TeknaSeal, and the Flanges and Fittings Group, consisting of GF&F and TubeFit. After completion of the acquisitions mentioned above, ARC operates three business segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future period.

Significant Business Acquisitions

The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The Company is still obtaining the information needed to calculate tax assets and tax liabilities and such amounts will be revised within the measurement period once the information is obtained.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

To record the assets and liabilities for the reverse merger of ARC by QMT (in thousands):

Purchase price	$10,225
Less fair value of assets acquired:
Cash and cash equivalents	10,590
Accounts receivable, net	1,096
Inventories, net	737
Prepaid and other current assets	40
Property and equipment, net	236
Intangible assets	109
Other	6
Fair value of liabilities assumed:
Accounts payable	(2,030)
Accrued expenses	(169)
Current portion of capital lease	(9)
Non-controlling interest	–
Fair value of net assets acquired	10,606
Negative goodwill resulting from the acquisition, accounted for as a bargain purchase	$(381)

To record the assets and liabilities purchased in the acquisition of AFT (in thousands):

Purchase price	$42,747
Less fair value of assets acquired:
Cash and cash equivalents	735
Accounts receivable, net	6,236
Inventories, net	6,521
Prepaid and other current assets	264
Property and equipment, net	21,486
Other	12
Fair value of liabilities assumed:
Accounts payable	(3,007)
Accrued expenses	(1,181)
Fair value of net assets acquired	31,066
Goodwill resulting from the acquisition	$11,681

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Business Acquisitions (continued)

Pro forma Results of Operations

The historical operating results of ARC and AFT have not been included in the Company's historical consolidated operating results prior to their acquisition dates. Pro forma results of operations data (unaudited) for the three months ended September 30, 2012 and October 2, 2011, as if the acquisitions had occurred on July 1, 2011, are as follows (in thousands, except per share data):

	Three-month Period Ended September 30, 2012	Three-month Period Ended October 2, 2011
Revenue	$16,924	$16,140
Net income (loss)	$833	$(396)
Basic net income (loss) per common share	$.15	$(.07)
Diluted net income (loss) per common share	$.15	$(.07)

QMT acquired a 90% ownership of TubeFit on October 31, 2011 for $150 thousand. TubeFit began business on October 31, 2011. TubeFit purchased the assets of Fittube Piping Products, Inc. for $150 thousand. The allocation of the purchase price for Fittube Piping Products, Inc. is as follows (in thousands):

Inventory	$17
Fixed Assets	4
Goodwill	129

TubeFit sells imported flanges in carbon steel, stainless steel and alloys. All activity since the date of the acquisition of TubeFit has been reflected in the consolidated statement of income.

QMT acquired a 90% ownership of GF&F on March 1, 2011 with an initial cash investment in GF&F of $2.3 million. GF&F began business on March 1, 2011. With the initial cash investments of its shareholders and a bank loan, GF&F purchased assets and assumed liabilities of General Flange & Forge Corporation for $5.507 million on April 18, 2011. The allocation of the purchase price of General Flange & Forge, Inc. is as follows (in thousands):

Cash	$326
Accounts Receivable	933
Inventory	2,113
Fixed Assets	573
Other Assets	16
Goodwill	1,711
Accounts Payable	(165)

GF&F distributes imported and domestic flanges in carbon steel, stainless steel and alloys. All activity from the date of the acquisition of GF&F has been reflected in the consolidated statement of income.

QMT acquired an 85.03% ownership of TeknaSeal on May 1, 2011 by exchanging membership units of Quadrant Metals Technologies LLC for membership units of TeknaSeal that were originally owned by the members of QMT. The investment in TeknaSeal has been recorded on the books of QMT at the TeknaSeal book value. TeknaSeal manufactures hermetic glass-to-metal components to meet customer specifications. The annual activity of TeknaSeal in 2011 is reported in the consolidated statement of income as it was under common control for all of fiscal 2011.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

QMT acquired an 84.99% ownership of FloMet on June 30, 2011 by exchanging membership units of QMT for membership units of FloMet that were originally owned by the members of QMT. The investment in FloMet has been recorded on the books of QMT at the FloMet book value. FloMet manufactures component parts from metal powder, primarily stainless steel base, to customer specifications. The annual activity of FloMet in 2011 is reported in the consolidated financial statements as it was under common control for all of fiscal 2011.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an initial maturity of less than three months to be cash equivalents. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash and cash equivalents. At times, cash in bank may exceed FDIC insurable limits.

Restricted Cash

On August 8, 2012, cash amounting to $1.0 million was pledged as collateral to secure Term Loan 4B (discussed in Note E); the cash will remain restricted until the loan is reduced no less than $1.0 million.

Accounts Receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimates this amount based upon prior experience with customers and an analysis of individual trade accounts. An allowance for doubtful accounts of $161 thousand and $125 thousand has been reserved as of September 30, 2012 and June 30, 2012, respectively.

The Company offers most customers between net 30 and 45-day terms. In special situations, the Company may offer extended terms or discounts to selected customers. Accounts are considered past due if a payment is not received within credit terms.

Inventories

The Company values inventories at the lower of average cost or market using the first-in, first-out (FIFO) method. It is the Company’s practice to provide a valuation allowance for inventories to account for potential market pricing deflation and inventory shrinkage. Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues. An allowance for inventory obsolescence of $241 thousand and $45 thousand has been reserved as of September 30, 2012 and June 30, 2012, respectively.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Building and Improvements	7 to 40 years
Machinery and Equipment	3 to 12 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

Depreciation expense totaled $572 thousand and $193 thousand for the three months ended September 30, 2012 and October 2, 2011, respectively.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance, or as a result of fundamental changes in a subsidiary's market conditions, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of September 30, 2012 and June 30, 2012.

Goodwill and Intangibles

Goodwill is recognized as a result of a business combination when the price paid for the acquired business exceeds the fair value of its identified net assets. Identifiable intangible assets are recognized at their fair value when acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Predecessor Company identified no material separately identifiable intangible assets in 2011 as a result of its acquisitions.

The Company has evaluated its goodwill and intangibles, that were acquired in prior periods, for impairment and has determined that goodwill and intangibles were not impaired.

Acquisitions during fiscal year 2012 and 2013 resulted in an increase in goodwill and intangibles of approximately $129 thousand and $11.8 million, respectively. The carrying amounts of these assets are as follows (in thousands):

	September 30,	June 30,
	2012	2012
Precision Components	$16,816	$5,123
Flanges and Fitting	1,841	1,841
Wireless	111	-
Total	$18,768	$6,964

The Company is obtaining information needed in connection with the business combination that may result in adjustments within the measurement period to the carrying amounts of intangibles and goodwill.

Deferred Income

Unearned income consists of customer deposits for the development of molds used in the manufacturing process. As of September 30, 2012 and June 30, 2012 unearned income was $669 and $132 thousand respectively. The Company recognizes revenue and the related expenses when the customer approves the mold for production. Accordingly, as of September 30, 2012 and June 30, 2012, the Company and Predecessor has incurred costs of $549 and $101 thousand, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheet.

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue from the sale of goods is recognized when the following conditions are satisfied: (1) the Company and the Predecessor has transferred to the buyer the significant risks and rewards of ownership of the goods; (2) the Company and the Predecessor retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold; (3) the amount of revenue can be measured reliably; (4) it is probable that the economic benefits associated with the transaction will flow to the entity; and (5) the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Research and Development Costs

Research and development costs are expensed as incurred. The majority of these expenditures consist of salaries for engineering and manufacturing personnel and fees paid to consultants for services rendered. For the three months ended September 30, 2012 and October 2, 2011, the Company incurred $201 thousand and $238 thousand, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statement of income.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, notes and accounts receivable, accrued liabilities, and notes and accounts payable. It is management's opinion that the Company is not exposed to significant interest rate or credit risks arising from these instruments. The fair values of these financial instruments approximate their carrying values.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended September 30, 2012 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2012. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As a limited liability company, the Predecessor’s taxable income or loss was allocated to the members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements prior to August 8, 2012.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is still obtaining the information needed in connection with the calculation of the tax provision which may result in a revision within the measurement period of such amounts once the information is obtained.

The tax returns for the years ending June 30, 2010 through 2012 are open to examination by federal and state authorities.

Presentation of Certain Taxes

The Company collects various taxes from customers and remits these amounts to applicable taxing authorities. The Company's accounting policy is to exclude these taxes from revenues and cost of sales.

Advertising

Advertising costs are charged to operations when incurred. Total advertising costs for the three months ended September 30, 2012 and October 2, 2011 was approximately $28 thousand and $14 thousand, respectively.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance is effective for the Company for our annual impairment test for fiscal 2014. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.

NOTE C – INVENTORY

Inventories consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Raw Materials and Supplies	$2,684	$1,332
Work In Process	4,432	768
Finished Goods	4,166	1,818
Reserve for Obsolescence	(241)	(45)
	$11,041	$3,873

NOTE D – PLANT and EQUIPMENT

Plant and equipment consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Land	$1,335	$-
Building and Improvements	12,796	2,201
Machinery and Equipment	17,847	8,101
Office Equipment	616	529
Leasehold Improvements	3	44
Automobiles	161	147
Construction in Process	191	146
	32,949	11,168
Less: Accumulated Depreciation	7,226	6,654
	$25,723	$4,514

NOTE E – LONG-TERM DEBT

Long-term debt payable consists of the following:

On August 8, 2012, the Company entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase of Precision Castparts Corp.’s (“PCC”) interest in Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date.

The Credit facility is described as follows:

	Balance due (in thousands) as of
	Sept 30, 2012	June 30, 2012
Revolving line of credit not to exceed $10,000,000, with interest set at one month LIBOR plus a margin according to certain bank covenants (interest is 3.23% at September 30, 2012) with a maturity date of August 8, 2015; collateralized by accounts receivable and inventory; the amount available from this line is determined by a monthly borrowing base, at September 30, 2012 the balance available was $2,425,642. Interest is accrued and payable monthly	$4,544	-

Term Loan in the amount of $3,612,000, with interest set at one month LIBOR plus a margin according to certain bank covenants (interest is 3.23% at September 30, 2012) collateralized by equipment payable in equal monthly payments of $60,000 plus accrued interest, with a maturity date of August 8, 2017.	3,552	-

Commercial Mortgage in the amount of $5,470,000, with interest set at one month LIBOR plus a margin according to certain bank covenants (interest is 3.23% at September 30, 2012) payable in equal monthly installments of $18,250 plus accrued interest with maturity date of August 8, 2022, with a five year call option.	5,452	-

Term Bridge Loans-amounting to $8,948,000 consisting of :
a) $6,900,000, with interest set at one month LIBOR plus a margin according to certain bank covenants (interest is 3.23% at September 30, 2012) with interest only payments for the first 6 months and 23 monthly principal payments of $300,000.00 plus interest with maturity date of February 8, 2015.	6,900	-
b) $2,048,000, with interest rate at one month Libor + 400 bps with a 5% floor; (interest is 5.0% at September 30, 012) payable in 6 equal payments of $341,000 plus accrued interest with maturity date of February 8, 2013.	1,706	-

Subtotal	$22,154

The Convertible Note is payable to Precision Castparts Corp. in the amount of $17,600,000;due at 8/8/2017; interest is equal to the Five-Year U.S. Treasury Note Constant Maturity rate adjusted on each anniversary and is paid on a quarterly basis; this Note is subordinated to the first priority security interest of TD Bank, N.A. Subject to certain terms of the agreement the Holder has the option to convert outstanding principal and unpaid interest into the number of shares of the Company’s Common Stock.	17,600

NOTE E – LONG-TERM DEBT (continued)

Notes payable to banks; these notes payable were all paid off as part of the Business Combination on August 8, 2012.	-	6,868

Total Long-Term Debt	39,754	6,868
Less: Current Portion	(9,292)	(1,491)
Total Long-Term Debt Less Current Portion	$30,462	$5,377
Bank Debt	$12,862	$5,377
Convertible Debt	$17,600	-

Maturities on notes payable and the Line of Credit at September 30, 2012 is as follows:
2013	9,292
2014	4,541
2015	2,141
2016	940
2017	22,838
	$39,754

An economic hedging instrument was required through the Bank to synthetically convert the floating rate to an indicative fixed rate on 50% of the notional amounts of Term Loan A and Term Loan B for a term of five years. Fixed rate through a derivative swap was locked in at the time the Swap is executed; the swap is discussed in Note F.

Certain loans are subject to financial and non-financial covenants established by the bank; compliance is determined on an annual basis using audited and consolidated financial statements. As of September 30, 2012 and June 30, 2012 the Company was in compliance with all covenants.

NOTE F - DERIVATIVES AND HEDGING ACTIVITIES

Pay Fixed, Receive-Variable Interest Rate Swaps

Objective of the swaps: QMT entered into two separate pay-fixed, receive-variable interest rate swaps with the objective of eliminating the variability in the Company’s interest expense on 50% of its $3,612,000 Term Loan (“Term Loan A”) and of its $5,470,000 Term Loan (Term Loan B) attributable to changes in one month LIBOR. The Term Loans were made pursuant to the Loan and Security Agreement (“Agreement”) dated August 8, 2012 between QMT and the Bank.

The terms, of the outstanding swaps as of September 30, 2012 were as follows:

Associated Debt	Notional Amount (thousands)	Effective Date	Fixed Rate Paid	Variable Rate Received	Swap Termination Date
Term Loan A	$1,776	Aug 8, 2012	0.85%	LIBOR*	Aug 8, 2017
Term Loan B	$2,726	Aug 8,2012	1.10%	LIBOR*	Aug 8, 2017

*One month London Interbank Offered Rate

The Company estimated the fair value of these instruments based on a market position at close of business September 28, 2012 and on such basis determined the fair value adjustment to be immaterial.

Termination of Swap prior to maturity will be settled at market value and may result in a payment to or from borrower determined at the time of termination.

NOTE G – BENEFIT PLANS

401(k) Plan

Each of the operating entities of the Predecessor sponsors a 401(k) plan and matches employee contributions as determined by resolution of the Board on an annual basis. The employer contribution criteria currently varies by operating entity. The amount charged to expense under the Plan was $86 thousand and $48 thousand for the three months ended September 30, 2012 and October 2, 2011, respectively.

Cash Incentive Plan

Certain full-time salaried employees of the Predecessor are covered under a contributory cash incentive plan. The Predecessor’s contributions are based on amounts established at the discretion of the Board. The Predecessor's contributions to this plan for the three months ended September 30, 2012 and October 2, 2011 were $112 thousand and $116 thousand, respectively.

NOTE H – COMMITMENTS

The Company leases land, facilities and equipment under various non-cancellable operating lease agreements expiring through August 31, 2017 and contain various renewal options.

At September 30, 2012, future rental commitments under non-cancellable operating leases were as follows (in thousands):

September 30,
2013	$453
2014	468
2015	351
2016	76
2017	70

Rent expense was $163 and $79 thousand for the three months ended September 30, 2012 and October 2, 2011, respectively.

The Company entered into an employee agreement with its president and CEO dated March 1, 2011. The agreement will expire February 24, 2014, with an automatic one year renewal option. The President and CEO’s annual salary is $267,300 and he is eligible for benefits as provided to similar situated employees of QMT.

NOTE I – CUSTOMER AND SUPPLIER CONCENTRATION RISK

The Company had sales from operations to four and two customer(s) for the three months ended September 30, 2012 and October 2, 2011 that represented approximately 30.9% and 26.4% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. At September 30, 2012 and June 30, 2012 these customers represented approximately 27.1% and 5.5%, respectively, of our net trade accounts receivable.

At September 30, 2012 and June 30, 2012, respectively, there was no concentration in the volume of business above 5% transacted with a particular supplier(s) for which the Company had no alternative sources of supply.

NOTE J – FLOMET SHARE OPTION NOTE RECEIVABLE

At September 30, 2012 and June 30, 2012 the Company had a balance of notes receivable related to financed options in the amount of $303 thousand. Payments on the notes receivable are to be made from incentive compensation earned by the optionee. In the event insufficient incentive compensation is earned by the optionee to meet the principal payments due under the note receivable, the payments can be waived until sufficient incentive compensation is earned. The note has been classified as a reduction of equity.

NOTE K – EARNINGS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. As of September 30, 2012 the Company had no outstanding stock options or potentially dilutive shares outstanding, therefore, there was no computation of effect of dilutive securities. In addition, the net effect of the convertible debt is immaterial to the dilutive calculation.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	September 30,			October 2,
	2012			2011
	Net Loss Attributed to Common Stock	Weighted Average Shares	Per Share Loss	Net Earnings Attributed to Common Stock	Weighted Average Shares	Per Share Earnings
Basic EPS:
Net Earnings (Loss)	$(89)	5,150	$(.02)	$1,057	4,030	$.26
Effect of Dilutive Securities	-	-	-	-	-	-
Employee stock options	-	-	-	-	-	-
Diluted earnings/(loss) per share	$(89)	5,150	$(.02)	$1,057	4,030	$.26

NOTE L - INCOME TAXES

There is no current income tax provision for the three months ended September 30, 2012.

Goodwill recorded as part of an asset purchase agreement is deductible for tax purposes and only recorded as a book charge if it is impaired. A deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  We will continue to record an income tax expense related to the amortization of goodwill as a discrete item each quarter unless and until such impairment occurs.

The Company is still obtaining the information needed in connection with the calculation of the current and deferred tax provision which may result in a revision within the measurement period of such amounts once the information is obtained.

NOTE M – SEGMENT INFORMATION

The Predecessor operates as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings. Prior to August 8, 2012 the Company operated under two reportable business segments: Precision Components and Flanges & Fittings. The Precision Components segment includes results of its precision miniature components manufacturing subsidiary, FloMet, as well as its hermetic sealing manufacturing subsidiary, TeknaSeal. Whereas, the Flanges & Fittings business segment includes the results of the remaining two subsidiaries specializing in the manufacture and distribution of carbon, stainless and alloy flanges and fittings, namely GF&F and TubeFit. Subsequent to the acquisitions on August 8, 2012, the Company operates three business segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

	For the three months ended (in thousands)
	9/30/2012	10/02/2011
Net sales:
Precision Components	$11,289	$5,435
Flanges and Fittings	1,817	1,900
Wireless	375	-
Consolidated net sales	$13,481	$7,335
Operating Costs:
Precision Components	9,698	4,298
Flanges and Fittings	1,675	1,690
Wireless	386	-
Consolidated Operating Costs	$11,759	$5,988
Segment operating income (loss):
Precision Components	1,591	1,137
Flanges and Fittings	142	210
Wireless	(11)	-
Corporate Expense	(1,972)	(22)
Total segment operating income	$(250)	$1,325
Interest expense, net	(167)	(118)
Gain on bargain purchase	381	-
Other non-operating income(expense)	20	15
Non- Operating Income (Expenses)	$234	$(103)
Consolidated income before income tax expense and non-controlling interest	$(16)	$1,222

NOTE M – SEGMENT INFORMATION (continued)

Capital Expenditures:
Precision Components	$59	$236
Flanges and Fittings	-	-
Wireless	-
Consolidated Capital Expenditures	$59	$236

Depreciation Expense:
Precision Components	$530	$161
Flanges and Fittings	26	32
Wireless	16	-
Consolidated Depreciation Expense	$572	$193

NOTE N – RELATED PARTY TRANSACTIONS

Quadrant Management Inc. ("Quadrant") is under common control with Brean Murray Carret Group, Inc. (“Brean Murray”). Brean Murray is the controlling shareholder of ARC. Brean Murray and Quadrant are under common control and therefore Brean Murray, Quadrant, and ARC are affiliates under common control. Specifically, Brean Murray controls 100% of the ownership interests of Quadrant as well as, via certain wholly-owned intermediaries, 63.7% of the shares of ARC.

Pursuant to the original terms of the ARC Advisory Agreement entered into on January 21, 2009, (the “ARC Advisory Agreement”), Quadrant has provided ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services provided by Quadrant since November 2008 and for ongoing services, ARC originally agreed to pay Quadrant the following compensation: (1) an initial cash fee of $250,000 upon signing the ARC Advisory Agreement; (2) an annual fee of the greater of: (i) $250,000; (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items (“EBITDA”) for the current financial year over preceding year; or (iii) 20% of reported EBITDA for the current financial year; and (3) all reasonable out-of-pocket expenses incurred Quadrant in performing services under the ARC Advisory Agreement.

The ARC Advisory Agreement technically provides Quadrant the right to receive 20% of ARC’s EBITDA, even if such EBITDA is derived from the QMT Acquisition and the AFT Acquisition.  However, Quadrant has granted waivers to certain provisions of the ARC Advisory Agreement, (the “Quadrant Waiver”), such that:  (I) in calendar year 2012 Quadrant shall only be paid an annual fee equal to the greater of (i) $250,000; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2012 less the combined EBITDA of QMT and AFT for the twelve months ending February 29, 2012 less the EBITDA of ARC for the twelve months ending December 31, 2011; or (iii) the product of (a) 20% and (b)  the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012; and (II) in calendar year 2013 Quadrant shall only be paid an annual fee equal to the greater of (i) $250,000; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2013 less the EBITDA of ARC for the twelve months ending December 31, 2012; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012. The ARC Advisory Agreement has been further revised such that it shall no longer extend for additional one-year periods after its expiration on December 31, 2013 in the absence of written termination notice by either party.

In consideration for granting the foregoing waiver, and in consideration for substantial merger and acquisition support services rendered to ARC over the past several years, Quadrant and ARC entered into a Letter Agreement pursuant to which ARC agreed to pay Quadrant transaction fees upon the closing of the QMT and AFT Acquisitions, calculated by reference to 2% of the total enterprise value for the QMT Acquisition and AFT Acquisition. As a result of the Closing of the QMT and AFT Acquisitions on August 8, 2012, a fee of $1.6 million has been paid to Quadrant.

NOTE N – RELATED PARTY TRANSACTIONS (continued)

In addition, Quadrant and QMT have entered into a non-exclusive financial advisory agreement, (the “QMT Financial Advisory Agreement”), whereby Quadrant performs ongoing consulting and advisory services for QMT through Quadrant personnel (acting at all times as independent contractors to QMT). The scope of such services includes business consulting services, financial advisory services, and other services. In consideration for such services, on January 1, 2012 QMT commenced paying an annual cash fee to Quadrant of $250,000 to be paid in quarterly installments. QMT shall reimburse Quadrant for all reasonable out-of-pocket costs and expenses incurred by Quadrant in connection with the performance of its services. The QMT-Quadrant financial advisory agreement continues in effect following the acquisition of QMT by the Company and will remain effective through December 31, 2013 in accordance with the Amendment to the QMT Financial Advisory Agreement.

As a result of the accounting for the reverse merger, the statement of operations reflect only the fees earned by Quadrant for financial advisory services provided to QMT prior to August 8, 2012 and subsequent to August 8, 2012, fees earned by Quadrant for financial advisory services provided to ARC and QMT.

As of September 30, 2012 and October 2, 2011, the Company owed $221 thousand and $300 thousand respectively to Quadrant Management Inc. Fees earned by Quadrant pursuant to the ARC Advisory Agreement and QMT Financial Advisory Agreement, excluding the Letter Agreement fees for the three months ending September 30, 2012 and October 2, 2011 were $188 thousand and $50 thousand, respectively.

In addition, the following officers and directors of ARC are also affiliated with Quadrant and Brean Murray: Mr. Jason Young, the Company’s Chairman, has been a Managing Director at Quadrant since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management- or director-level roles.  Mr. Theodore Deinard, ARC’s Interim CEO and a director of the Company, is a Managing Director of Quadrant.  Ms. Keerat Kaur is a Vice President of Quadrant and the Corporate Secretary of ARC. Mr. Deinard is also related by marriage to an officer of Quadrant. Mr. Jason Young and Mr. Alan Quasha, an officer of Quadrant, each serve on the Board of Directors of QMT and receive fees for such services. Messrs. Young and Deinard have recused themselves from all deliberations and voting of the Board in respect of the QMT Acquisition matters. Mr. Young, Mr. Deinard and Ms. Kaur do not directly own any shares of ARC in their own respective names and are not deemed to beneficially own Company shares through any entities other than Brean Murray or Quadrant. Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Brean Murray. Mr. Viktor Nemeth, a director of ARC, is related to Mr. Alan Quasha who serves as the Co-Chairman of Brean Murray and the President of Quadrant Management, Inc.

During the year ending June 30, 2012, FloMet redeemed membership units owned by certain members and sold them to Quadrant Management, Inc. Quadrant Management Inc. has similar majority ownership as FloMet. The total purchase/selling price of the membership units was $392,931. The total amount receivable pursuant to the purchase of these units from Quadrant Management, Inc. as of September 30, 2012 and June 30, 2012 was $98 thousand and $197 thousand, respectively. The total amount due to the former members as of September 30, 2012 and June 30, 2012 was $98 thousand and $197 thousand, respectively.

During fiscal year ending June 30, 2012, FloMet loaned its president $303 thousand. The balance due to FloMet as of September 30, 2012 and June 30, 2012 was $303 thousand. Interest accrued at September 30, 2012 associated with this loan amounted to $9 thousand.

As of September 30, 2012 Quadrant Metals Technologies owed its members $20,061 for state income tax withheld on membership distributions.

NOTE O - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after September 30, 2012 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011as well as our report on Form 8-K/A filed on September 28, 2012. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Report on Form 8-K/A filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Group Worldwide, Inc. and its consolidated subsidiaries on a consolidated basis.

ARC BUSINESS OVERVIEW

After completion of the mergers mentioned above, ARC operates three groups of companies: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

PRECISION COMPONENTS GROUP

The precision component industry is comprised of a number of significant industries commonly defined by the process and/or type of metal utilized to manufacture the component. Common processes include casting, forging, machining, stamping, powder metallurgy (conventional P/M metal injection molding ("MIM"), and powder forging) and extrusion. Materials range from basic iron and steel to aluminum, magnesium, zinc, precious metals, copper and brass, tin, tungsten, titanium and others. While there are no compiled figures for the total of these markets, it is believed to be in total of hundreds of billions of dollars annually.

The Precision Components Group companies participate in several significant metal component fabrication market segments providing high quality fabricated metal components and the hermetic sealing of those components to some of the fastest growing industries, among them medical devices, firearms and electronic devices.

FLANGE AND FITTINGS GROUP

General Flange & Forge

GF&F is one of approximately 10 domestic flange manufacturers in the United States, and the only one on the East Coast. GF&F has been in business since 1972. The majority of flange manufacturers are in the South West. GF&F is a very customer-driven and service-oriented company. GF&F estimates that the domestic market, combining carbon, stainless and alloy flanges, is more than a billion dollars.

GF&F’s business model is focused on converting foreign-purchased alloy steel and stainless steel forgings into domestic flanges via value-added processing to provide a finished component with sufficient domestic content to qualify as domestically produced. The company also sells foreign produced finished flanges for certain applications. Additionally, the company will purchase forgings produced in the US and Europe and machine them into finished flanges for high-integrity applications.

TubeFit

TubeFit is a master distributor of import fittings and both import and domestic flanges. TubeFit estimates the overall PVF (Pipe Valve and Fitting) market domestically to be well over a billion dollars annually. The segment TubeFit serves is a segment of this market called the General Commodity Welds Fitting and Flange market – estimated to be over $400 million annually.

WIRELESS GROUP

The Wireless Group focuses on wireless broadband technology related to propagation and optimization. It designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks. Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers and other original equipment manufacturers.

 Growth in product revenue is dependent on market acceptance of the new ARCFlexTM family of full solution radio products, on gaining further traction with current and new customers for the existing product portfolio, as well on developing new products to support our wireless initiatives. Revenue growth for the products is correlated to the overall global wireless market and to the ability to take market share from our competitors. The Group focuses on keeping our operational and general costs low in order to improve margins.

Specific growth areas are last mile wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access ("WiMAX"), WiFi or vendor specific proprietary solutions; GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking and monitoring; Machine to machine ("M2M") communications for controlling or monitoring data from devices; and base stations to build out or optimize carrier networks.

ARC’s Financial Condition

As of September 30, 2012 the Company had total assets of $69.7 million, consisting of total current assets of $24.9 million, plant and equipment, net of accumulated depreciation of $25.7 million, and total long-term assets of $19.1 million. In comparison, as of June 30, 2012 the Company had total assets of $21.3 million, consisting of total current assets of $9.7 million, plant and equipment, net of accumulated depreciation of $4.5 million, and total long-term assets of $7.1 million. There was significant increase of $48.4 million in total assets mainly attributed to the fair value of assets acquired in the business combination transaction discussed in Note A which amounted to $52.9 million

At September 30, 2012 and at June 30, 2012 the Company had working capital of $8.0 million and $6.0 million, respectively. The increase in working capital was driven by the increase in accounts receivable and inventory largely due to the acquisition of AFT and AFT-Hungary.

At September 30, 2012, the Company’s total current assets of $24.9 million consisted of cash and cash equivalents of $1.3 million, restricted cash of $1.0 million, accounts receivable, net of allowance for doubtful accounts of $10.7 million, inventory of $11.0 million and prepaid expenses and other assets of $0.9 million. Current liabilities consisted of current portion of long-term debt in the amount of $4.8 million, line of credit of $4.5 million, accounts payable and accrued liabilities $6.9 million, and unearned mold income of $0.7 million.

The Company’s total current assets of $9.7 million as of June 30, 2012, consisted of cash and cash equivalents of $1.5 million, accounts receivable, net of allowance for doubtful accounts of $3.7 million, a related party receivable of $0.2 million, inventory of $3.9 million and prepaid expenses and other assets of $0.4 million. Current liabilities consisted of current portion of long-term debt in the amount of $1.5 million, accounts payable and accrued expenses of $1.7 million, unearned mold income of $0.1 million and a related party payable of $0.4 million.

As of September 30, 2012 and June 30, 2012, long term assets consisted of goodwill and other identifiable intangibles in the amount of $18.8 million, and $7.0 million, respectively; $11.7 million is attributed to the purchase of AFT and $0.1 million to the reverse acquisition of ARC.

The Company’s total liabilities and stockholders’ equity were $47.3 million and $21.5 million, respectively, as of September 30, 2012. In comparison, as of June 30, 2012 the Company’s total liabilities and members’ equity were $9.0 million and $11.5 million, respectively. The increase in total liabilities was primarily attributed to the increase in total debt as the result of the acquisition. The change in stockholders’ equity was driven by the increase in additional paid in capital, due to reverse acquisition accounting for the Predecessor Company’s investment in ARC.

Results of Continuing Operations for the Three Months Ended September 30, 2012 and October 2, 2011

For the three months ended September 30, 2012, the Company’s total sales were $13.5 million, and other income including the gain on bargain purchase of $0.4 million. In comparison, total sales were $7.3 million for the three months ended October 2, 2011 and other income of $15 thousand.

The increase in sales from $7.3 million in 2011 to $13.5 million in 2012 is attributed to the acquisition of AFT and ARC on August 8, 2012, contributing $6.4 million in additional sales volume for the quarter ending September 30, 2012.

For the three months ended September 30, 2012, the Company’s total cost of sales and operating expenses were $13.7 million, including cost of sales of $9.8 million, selling, general and administrative expenses of $2.3 million, and nonrecurring merger expenses of $1.6 million. For the three months ended October 2, 2011, QMTs total cost of sales and operating expenses were $6.0 million, including cost of sales of $4.4 million and selling, general and administrative expenses of $1.6 million. For the three months ended September 30, 2012, the Company’s other income was $0.2 million and for the three months ended October 2, 2011 the Company’s had other expense of $0.1 million.

The cost of sales and operating expense increase over prior year is attributed to the acquisition of AFT and ARC on August 8, 2012 resulting in $6.1 million of additional cost of sales and operating expenses for acquired manufacturing volume and $1.6 million of merger expenses. The other income increase over prior year is driven by the $0.4 million of gain on bargain purchase recorded in other income as a result of the ARC/QMT acquisition.

The Company’s loss before non-controlling interest for the three months ended September 30, 2012 was $16 thousand compared to earnings before non-controlling interest for the three months ended October 2, 2011 of $1.2 million. The earnings before non-controlling interest decreased significantly over the prior year due to decreased net income attributed to initial merger and acquisitions costs. The net income as of September 30, 2012 excluding merger expenses and the gain on bargain purchase is $1.2 million.

Income allocated to the Company’s non-controlling interest was $73 thousand for the three months ended September 30, 2012 compared to $165 thousand for the three months ended October 2, 2011.

For the three months ended September 30, 2012, the Company’s net loss was $89 thousand compared to $1,057 thousand in net income for the three months ended October 2, 2011. As noted above, the significant reductions in net earnings in 2012 over the prior year were due to nonrecurring acquisition costs.

Results of Operations by Segment: Comparison between Three Months Ended September 30, 2012 and October 2, 2011

Prior to the date of the acquisitions noted above, the Predecessor Company operated in two business segments, identified as the Precision Components Group, consisting of FloMet and TeknaSeal, and the Flanges and Fittings Group, consisting of GF&F and TubeFit. After completion of the acquisitions mentioned above, ARC operates three business segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

The following table provides the dollar amount and percentage of net sales and operating profit for each reportable segment for the three months ended September 30, 2012 and October 2, 2011. It is noted that there is no data reflected for the Wireless segment for the three months ended October 2, 2011 as this date is prior to the reverse acquisition transaction.

Results of Operations by Segment - Comparison Between The Three Months Ended September 30, 2012 and October 2, 2011 (in thousands)

					Increase/(Decrease)
	9/30/2012	% of Sales	10/02/2011	% of Sales	$	%
Net sales:
Precision Components	11,289	83.74%	5,435	74.10%	5,854	107.71%
Flanges and Fittings	1,817	13.48%	1,900	25.90%	-83	-4.37%
Wireless	375	2.78%	0	0.00%	375	0.00%
Consolidated net sales	13,481	100.00%	7,335	100.00%	6,146	83.79%
Operating Costs:
Precision Components	9,698	85.91%	4,298	79.08%	5,400	125.64%
Flanges and Fittings	1,675	92.18%	1,690	88.95%	-15	-0.89%
Wireless	386	102.93%	0	0.00%	386	0.00%
Consolidated Operating Costs	11,759	87.23%	5,988	81.64%	5,771	96.38%
Segment operating income (loss):
Precision Components	1,591	14.09%	1,137	20.92%	454	39.94%
Flanges and Fittings	142	7.82%	210	11.05%	-68	-32.38%
Wireless	-11	-2.93%	0	0.00%	-11	0.00%
Corporate Expense	-1,972	-14.63%	-22	-0.30%	-1,950
Total segment operating income	-250	-1.85%	1,325	18.06%	-1,575	-118.86%
Interest expense, net	-167	-1.24%	-118	-1.61%	-49	-41.53%
Gain on bargain purchase	381	2.83%	0	0.00%	381	0.00%
Other non-operating income(expense)	20	0.15%	15	0.20%	5	33.33%
Non- Operating Income(Expenses)	234	1.74%	-103	-1.40%	337	327.18%
Consolidated income before income tax expense and non-controlling interest	-16	-0.12%	1,222	16.66%	-1,238	-101.31%

Precision Components

Precision Components' sales were $11.3 million for the three months ended September 30, 2012, compared to sales of $5.4 million for the three months ended October 2, 2011, an increase of $5.9 million. Operating income was $1.6 million for the three months ended September 30, 2012 compared to $1.1 million for the three months ended October 2, 2011, an increase of $0.5 million. Segment operating income as a percent of segment sales for the three months ended September 30, 2012 decreased to 14.1 percent from 20.9 percent of segment sales for the three months ended October 2, 2011. The acquisitions of AFT and AFT-HU as of August 8, 2012 and the inclusion of their operating results in this segment were the primary drivers behind these changes.

Sales for the segment increased significantly, by $5.9 million or 107.7 percent, over the prior year primarily due to the acquisitions of AFT and AFT-HU. Sales revenues for AFT of $4.5 million and AFT-HU of $1.5 million provided significant incremental growth in revenues for the segment. Revenues for FloMet and TeknaSeal declined slightly in the quarter reflecting the general slowing in the economy. The firearms market segment at AFT continued to grow strongly as the company was able to meet increased demand and secure several new programs from their customers in this growing market segment. Sales at AFT-HU to their automotive turbocharger customers reflected the increasing demand for turbochargers in cars as engine displacements continue to shrink to meet increasing fuel economy requirements. Turbochargers enable the automakers to downsize engines while improving performance thus providing customers with a relatively transparent solution to improved fuel efficiency without sacrificing power.

The operating costs for the segment increased on a percentage basis over prior year due to lower historical margin levels at AFT and AFT-HU due to higher material costs as a percentage of sales and certain manufacturing inefficiencies which are being addressed with a large number of continuous improvement programs and price increases to certain customers. Operating income for the segment increased significantly over the prior year due to the acquisitions of AFT and AFT-HU. We expect that the current slowing economy will continue to have a slightly negative impact on revenues for the balance of fiscal year 2013. The Precision Components segment is experiencing a slight slowdown in demand in several important market segments such as medical devices but we expect demand in the firearms segment to offset much of the negative impact on revenues. The operating companies have implemented additional cost reduction and continuous improvement activities to maintain and improve margins, and will also aggressively pursue price increase opportunities with certain customers to offset increases in raw materials costs. Additionally, we expect demand in Europe for automotive turbochargers to continue its strong growth patterns which should translate into increased revenues at AFT-HU.

Flanges & Fittings

Flanges and Fittings’ sales were $1.8 million for the three months ended September 30, 2012, compared to sales of $1.9 million for the three months ended October 2, 2011. Segment operating income was $142 thousand for the three months ended September 30, 2012, compared to segment operating income of $210 thousand for the three months ended October 2, 2011. Segment operating income, as a percent of segment sales, for the three months ended September 30, 2012 decreased to 7.8 percent from 11.1 percent of segment sales for the three months ended October 2, 2011. The reduction in revenues reflects the impact of the slowing in the general economy in the quarter. The reduction in operating income is due to losses at our TubeFit subsidiary caused by a temporary interruption in supplies of imported flanges and fittings from our foreign sources due to lead times for these products increasing unexpectedly. The supply chain has been reestablished and regular product flow is again in place with long-term agreements with new sources now in place which should preclude a recurrence of this interruption in supply.

As with our Precision Components segment, the Flanges & Fittings segment is witnessing a slight slowdown in overall demand from its customers. However, we remain optimistic about the overall prospects of the Flanges & Fittings industry. The increasing attention on energy, chemical manufacturing, food processing, and other industries requiring flow management all appear to position the companies within this industry, including GF&F and TubeFit, for continued growth. Both GF&F and TubeFit are focused on continuing to expand its customer base in 2013, particularly with the instrumentation market segment.

Wireless

Total revenues were approximately $375 thousand for the period of August 8, 2012 thru September 30, 2012. Total cost of sales were $264 thousand, resulting in a gross profit margin, excluding selling, general, and administrative (SG&A) costs, of 29.4%.  We experienced a decrease in gross margin, a result of both an inventory revaluation allowance, affecting gross margin by 8%, and a change in product mix away from higher margin legacy product toward lower margin new products.

SG&A costs excluding corporate expenses were $122 thousand for the period August 8, 2012 through September 30, 2012. Total operating costs for the period August 8, 2012 through September 30, 2012 were 386 thousand resulting in an operating loss of $11 thousand for the quarter ending September 30, 2012 which was mainly attributed to lower than anticipated sales volume.

Financial Condition (in millions)

	September 30, 2012	June 30, 2012
Current ratio (1)	1.5 to 1	2.6 to 1
Working capital (2)	$8.0	$6.0
Total debt	$39.8	$6.9
Total cash less debt	$(38.5)	$(5.4)
Stockholders’ equity	$21.5	$11.5
Total liabilities to equity	2.2 to 1	0.8 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

At September 30, 2012 we have a cash balance of $1.3 million, current assets of $24.9 million and current liabilities of $16.9 million. We believe that we have the ability to provide for our fiscal 2013 operational needs through projected operating cash flow and cash on hand.

The net cash used in operating activities was $473 thousand for the three months ended September 30, 2012, compared to net cash provided by operating activities of $1.1 million for the three months ended October 2, 2011, primarily attributed to the reduced net income in 2012 as a result of the $1.6 million in merger expenses.

The net cash used in investing activities was $31 million for the three months ended September 30, 2012, compared to $236 thousand for the three months ended October 2, 2011. During the three months ended September 30, 2012 and October 2, 2011, $59 thousand and $236 thousand, respectively, was invested in manufacturing equipment to drive an increase in production efficiencies through automation and improvements. The remaining year over year difference is attributed to the assets acquired in the business combination offset with the stock issuance for cash.

The net cash provided by financing activities was $31.3 million for the three months ended September 30, 2012 consisting mostly of debt proceeds to finance the AFT Acquisition, offset with the repayment of outstanding QMT loans, an increase in restricted cash of $1 million, and $560 thousand in distributions to members and non-controlling interest members. The net cash used in financing activities was $1.7 million for the three months ended October 2, 2011, of which approximately $1 million was payment on QMT long term debt and $657 thousand were distributions to members.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2012, pursuant to the QMT Acquisition, the Company has issued the following restricted shares of the Company’s Common Stock.

Name	Number of Shares Issued:

QMP Holdings Corp.	2,003,169
QTS Holdings Corp.	975,326
Arlan Clayton	806,046
John Schoemer	161,209
Robert Marten	83,941
Carret P.T., LP	57,768

These shares were issued pursuant to the exemption provided by Regulation D under the Securities Act of 1933, as amended (each individual and entity receiving shares is an “accredited investor” as defined in Section 501 of Regulation D).

Pursuant to the terms of the AFT Acquisition, $17.6 million of the $43 million purchase price for such acquisition was paid in the form of a convertible note (the “AFT Convertible Note”). Under the terms of the AFT Convertible Note, PCC may at any time prior to maturity (subject to certain restrictions) convert the AFT Convertible Note into newly issued shares of the Company’s Common Stock at a conversion price equal to the 30-day average trading value per share of the Company’s Common Stock immediately preceding conversion, provided that the AFT Convertible Note may be converted only if it converts into less than 10% of the common ownership of the Company and the equity value of the Company is not less than $176 million.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.11	Membership Interest Purchase Agreement by and among ARC Group Worldwide, Inc., Quadrant Management, Inc., QMP Holding Corp., QTS Holding Corporation, John Schoemer, Arlan Clayton, Robert Marten, Quadrant Metals Technologies LLC, and Carret P.T., LP dated April 6, 2012. (3)
10.12	Purchase Agreement among Precision Castparts Corp., AFT Europa KFT and ARC Group Worldwide, Inc. Dated as of April 6, 2012 (3)
10.13	Form of Unsecured Subordinated Convertible Promissory Note (3)
10.14	Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc., dated as of January 21, 2009 (3)
10.15	Waiver of Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc.(3)
10.16	Letter Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management Inc. (3)
10.17	First Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of June 25, 2012. (4)
10.18	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of June 25, 2012. (4)
10.19	Second Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of July 13, 2012. (4)
10.20	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of July 13, 2012. (4)
31.1 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K filed on April 12, 2012.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on July 16, 2012.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP WORLDWIDE, INC.

Date:	November 14, 2012	By:	/s/ Theodore Deinard
		Name:	Theodore Deinard
		Title:	Interim Chief Executive Officer, Director

Date:	November 14, 2012	By:	/s/ Norma Caceres
		Name:	Norma Caceres
		Title:	Chief Financial Officer

