Form 10-Q/A
period 2012-09-30
ARC Group Worldwide, Inc.
filed 2012-11-19
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10 – Q/A

Amendment No. 1

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

EXPLANATORY NOTE

ARC Group Worldwide, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the quarter ended September 30, 2012 to correct certain errors contained in the Interactive Data Files included as exhibits as required by Part II, Item 6 (Exhibits) of Form 10-Q. We are filing this Amendment No. 1 only for the purpose of furnishing the corrected Interactive Data Files, included in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE, in Part II, Item 6 of this Form 10-Q; no other information included in the Company’s Form 10-Q for the quarter ended September 30, 2012 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events that have occurred after November 14, 2012, the date we initially filed our Form 10-Q for the quarter ended September 30, 2012, nor does it modify or update those disclosures in the Form 10-Q that may have been affected by subsequent events.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished on Exhibit 101 hereto will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
10.11	Membership Interest Purchase Agreement by and among ARC Group Worldwide, Inc., Quadrant Management, Inc., QMP Holding Corp., QTS Holding Corporation, John Schoemer, Arlan Clayton, Robert Marten, Quadrant Metals Technologies LLC, and Carret P.T., LP dated April 6, 2012. (3)
10.12	Purchase Agreement among Precision Castparts Corp., AFT Europa KFT and ARC Group Worldwide, Inc. Dated as of April 6, 2012 (3)
10.13	Form of Unsecured Subordinated Convertible Promissory Note (3)
10.14	Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc., dated as of January 21, 2009 (3)
10.15	Waiver of Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc.(3)
10.16	Letter Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management Inc. (3)
10.17	First Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of June 25, 2012. (4)
10.18	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of June 25, 2012. (4)
10.19	Second Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of July 13, 2012. (4)
10.20	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of July 13, 2012. (4)
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (5)
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (5)
32.1	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (5)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K filed on April 12, 2012.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on July 16, 2012.
(5)	Incorporated by reference from the Company’s Form 10-Q filed on November 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP WORLDWIDE, INC.

Date:	November 19, 2012	By:	/s/ Theodore Deinard
		Name:	Theodore Deinard
		Title:	Interim Chief Executive Officer, Director

Date:	November 19, 2012	By:	/s/ Norma Caceres
		Name:	Norma Caceres
		Title:	Chief Financial Officer