Form 10-Q
period 2012-12-30
ARC Group Worldwide, Inc.
filed 2013-02-13
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

As of February 1, 2013, the Registrant had 5,672,618 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

December 30, 2012

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ARC Group Worldwide, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 30,	June 30,
	2012	2012
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$2,181	$1,448
Accounts receivable, net	9,798	3,705
Inventories, net	11,155	3,873
Due from related party	—	205
Prepaid and other current assets	888	440
Total current assets	24,022	9,671

Property and Equipment, net	25,085	4,514

Long-Term Assets
Goodwill and intangible assets	18,832	6,964
Other	290	184
Total long-term assets	19,122	7,148
Total Assets	$68,229	$21,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,623	$715
Accrued expenses	2,023	955
Due to related party	20	367
Deferred income	656	132
Current portion of long-term debt	8,496	1,491
Total current liabilities	15,818	3,660

Long-Term Liabilities:
Bank debt, noncurrent	11,584	5,377
Convertible debt	17,600	—
Total long-term liabilities	29,184	5,377
Total Liabilities	45,002	9,037
Commitments (Note H)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized, 5,672,618 and 4,029,700 shares outstanding at December 30, 2012 and June 30, 2012, respectively	3	2
Treasury stock, at cost	(1)	—

Additional paid-in capital	10,673	—
Note Receivable from Member	(303)	(303)
Accumulated earning/deficit	11,920	11,753
Non-Controlling Interest	935	844
Total Stockholders’ Equity	23,227	12,296
Total Liabilities and Stockholders’ Equity	$68,229	$21,333

* These numbers were derived from the audited financial statements for the year ended June 30, 2012.
See accompanying notes.

ARC Group Worldwide, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended

	Dec 30, 2012	Jan 1, 2012	Dec 30, 2012	Jan 1, 2012
Sales	$17,492	$7,839	$30,973	$15,174
Cost of sales	13,166	4,561	22,948	9,002
Gross Profit	4,326	3,278	8,025	6,172

Operating Expense:
Selling, general and administrative	3,253	1,785	5,564	3,355
Merger expenses	—	—	1,637	—
Income from Operations	1,073	1,493	824	2,817

Other Income (Expense):
Other income (expense)	(9)	59	11	75
Gain on bargain purchase	—	—	381	—
Interest expense, net	(225)	(133)	(392)	(251)
Total other income (expense)	(234)	(74)	0	(176)
Income before Income Taxes	839	1,419	824	2,641
Current income tax expense
Deferred income tax benefit	—	—	—	—
Net Income	$839	$1,419	$824	$2,641
Less: Net Income Attributable to Non-Controlling Interest	47	192	120	357
Net Income Attributable to ARC Group Worldwide, Inc	$792	$1,227	$704	$2,284
Net Income per Common Share:
Basic and diluted	0.14	0.30	0.13	0.57
Diluted	0.14	0.30	0.13	0.57
Weighted Average Common Shares Outstanding:
Basic and Diluted	5,672,618	4,029,700	5,322,488	4,029,700

See accompanying notes.

ARC Group Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended
	December 30, 2012	January 1, 2012
Cash Flows from Operating Activities
Net Income	$824	$2,641
Adjustments to Reconcile Changes in Net Assets to Net Cash Provided by (Used In) Operating Activities
Operating Activities:
Depreciation and Amortization	1,334	413
Gain on Bargain Purchase	(381)
Loss on Disposition of Assets	(5)	(6)
(Increase) Decrease in Assets
Accounts Receivable	1,240	(736)
Due from Related Party	205	—
Inventory	(24)	582
Prepaid Expenses and Other Assets	(144)	(40)
Other Long-Term Assets	(101)	—
Increase (Decrease) in Liabilities
Accounts Payable	(1,130)	(22)
Other Accrued Expenses	286	(22)
Due to Related Party	(347)	385
Unearned Mold Income	(43)	(93)
Net Cash Provided by Operating Activities	1,714	3,102

Cash Flows from Investing Activities
Net Assets Acquired in a Business Combination, Net of Cash and Cash Equivalents	(31,591)	(129)
Investment in Plant and Equipment	(216)	(436)
Proceeds from Sale on Assets	143	—
Due from Related Party	—	(499)
Stock Issued for Cash	450	—
Net Cash Used In Investing Activities	(31,214)	(1,064)

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	42,600	2,041
Principal Payments on Debt	(11,788)	(2,555)
Loan Costs on Issuance of Debt	—	(18)
Capital Lease Obligations	(9)	—
Repurchase of Shares	(1)	—
Payments on Recalled Share Options	—	(10)
Proceeds from Members Shares Issued	—	10
Distribution Payments to Non-controlling Interest Members	(29)	—
Distributions to Members	(540)	(657)
Net Cash Provided by (Used in) Financing Activities	30,233	(1,189)

Net Increase in Cash and Cash Equivalents	733	849
Cash and Cash Equivalents, Beginning of Period	1,448	1,740
Cash and Cash Equivalents, End of Period	$2,181	$2,589
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for Interest	361	259
Non-Cash Financing Activity
Membership units of FloMet transferred to the Company	—	1,375
Membership units of Tekna Seal transferred to the Company	—	513

See accompanying notes.

ARC Group Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
December 30, 2012

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

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 30, 2012, the results of its operation and its cash flows for the three months and six months then ended. For further information, refer to the predecessor financial statements and footnotes thereto included in the Company’s Report on Form 8-K/A, filed on September 28, 2012, for the year ended June 30, 2012.

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

Operating results for the six months ended December 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future period.

Significant Business Acquisitions

The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.  The Company is still obtaining the information regarding intangibles which may result in adjustments to the carrying amounts of intangibles and goodwill within the measurement period once the information is obtained.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

To record the assets and liabilities for the reverse merger of ARC by QMT (in thousands):

Purchase price	$10,225
Less fair value of assets acquired:
Cash and cash equivalents	10,590
Accounts receivable, net	1,096
Inventories, net	737
Prepaid and other current assets	40
Property and equipment, net	236
Intangible assets	109
Other	6
Fair value of liabilities assumed:
Accounts payable	(2,030)
Accrued expenses	(169)
Current portion of capital lease	(9)
Non-controlling interest	–
Fair value of net assets acquired	10,606
Negative goodwill resulting from the acquisition, accounted for as a bargain purchase	$(381)

To record the assets and liabilities purchased in the acquisition of AFT (in thousands):

Purchase price	$42,722
Less fair value of assets acquired:
Cash and cash equivalents	735
Accounts receivable, net	6,236
Inventories, net	6,521
Prepaid and other current assets	264
Property and equipment, net	21,590
Other	12
Fair value of liabilities assumed:
Accounts payable	(3,007)
Accrued expenses	(1,375)
Fair value of net assets acquired	30,976
Goodwill resulting from the acquisition	$11,746

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reasons for the acquisitions at the agreed upon purchase price include synergies between the businesses, including cross fertilization of product/customer applications, expanded R&D capabilities, and operational synergies, among others. It is also believed that the acquisitions will help generate further scale and lead to enhanced revenue and earnings growth. The combination of two of the largest recognized leaders in the metal injection molding (“MIM”) industry will provide distinct scale advantages creating substantial barriers to entry for other companies and providing ARC with long-term strategic positioning as the clear market leader in the MIM industry.

Pro forma Financial Information (Unaudited)

The historical operating results of ARC and AFT have not been included in the Company's historical consolidated operating results prior to their acquisition dates. The following unaudited pro forma information presents the combined results of operations for the three and six months ended December 30, 2012 and January 1, 2012 as if the acquisition had been completed on July 1, 2012 and July 1, 2011, respectively. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results.

(In thousands, except per share data)	Three-month Period Ended Dec 30, 2012	Three-month Period Ended Jan 1, 2012	Six-month Period Ended Dec 30, 2012	Six-month Period Ended Jan 1, 2012
Revenue	$17,492	$16,999	$34,416	$33,139
Net income (loss)	$792	$1,221	$(54)	$1,117
Basic net income (loss) per common share	$.14	$.22	$(.01)	$.20
Diluted net income (loss) per common share	$.14	$.22	$(.01)	$.20

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an initial maturity of less than three months to be cash equivalents. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash and cash equivalents. At times, cash in the bank may exceed FDIC insurable limits.

Accounts Receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimates this amount based upon prior experience with customers and an analysis of individual trade accounts. An allowance for doubtful accounts of $139 thousand and $125 thousand has been reserved as of December 30, 2012 and June 30, 2012, respectively.

The Company offers most customers between net 30 and 45-day terms. In special situations, the Company may offer extended terms or discounts to selected customers. Accounts are considered past due if a payment is not received within credit terms.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

The Company values inventories at the lower of average cost or market using the first-in, first-out (FIFO) method. It is the Company’s practice to provide a valuation allowance for inventories to account for potential market pricing deflation and inventory shrinkage.  Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues.  An allowance for inventory obsolescence of $228 thousand and $45 thousand has been reserved as of December 30, 2012 and June 30, 2012, respectively.

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

Depreciation expense totaled $.8 million and $.2 million for the three months ended December 30, 2012 and January 1, 2012, respectively and $1.3 million and $0.4 million for the six months ended December 30, 2012 and January 1, 2012, respectively.

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance, or as a result of fundamental changes in a subsidiary's market conditions, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of December 30, 2012 and June 30, 2012.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangibles (continued)

Acquisitions during fiscal year 2012 and 2013 resulted in an increase in goodwill and intangibles of approximately $129 thousand and $11.8 million, respectively.  The carrying amounts of these assets are as follows (in thousands):

	December 30,	June 30,
	2012	2012
Precision Components	$16,880	$5,123
Flanges and Fitting	1,841	1,841
Wireless	111	—
Total	$18,832	$6,964

The Company is obtaining information needed in connection with the business combination that may result in material adjustments within the measurement period to the carrying amounts of intangibles and goodwill. The Company expects to engage an independent third party valuation consultant to assist the Company to ascertain the value of such intangibles and to assist the Company to assign the useful life over which amortization will occur.

Deferred Income

Unearned income consists of customer deposits for the development of molds used in the manufacturing process. As of December 30, 2012 and June 30, 2012 unearned income was $656 thousand  and $132 thousand respectively. The Company recognizes revenue and the related expenses when the customer approves the mold for production. Accordingly, as of December 30, 2012 and June 30, 2012, the Company and Predecessor has incurred costs of $745 thousand and $101 thousand, respectively, related to molds in the process of being developed which have been deferred and are included  as part of the total current assets on the accompanying balance sheet.

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

Research and Development Costs

Research and development costs are expensed as incurred. The majority of these expenditures consist of salaries for engineering and manufacturing personnel and fees paid to consultants for services rendered. For the three months ended December 30, 2012 and January 1, 2012, the Company incurred $196 thousand and $197 thousand, respectively, and for the six months ended December 30, 2012 and January 1, 2012, the Company incurred $397 thousand and $435 thousand, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statement of income.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended December 30, 2012 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at December 30, 2012. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Advertising

Advertising costs are charged to operations when incurred. Total advertising costs for the three months ended December 30, 2012 and January 1, 2012 was approximately $9 thousand and $29 thousand, respectively and for the six months ended December 30, 2012 and January 1, 2012 was approximately $37 thousand and $43 thousand, respectively.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations

NOTE C – INVENTORY

Inventories consisted of the following (in thousands):

	December 30, 2012	June 30, 2012
Raw Materials and Supplies	$2,785	$1,332
Work In Process	4,415	768
Finished Goods	4,183	1,818
	11,383	3,918
Less: Reserve for Obsolescence	228	45
	$11,155	$3,873

NOTE D – PLANT and EQUIPMENT

Plant and equipment consisted of the following (in thousands):

	December 30, 2012	June 30, 2012
Land	$1,210	$—
Building and Improvements	12,846	2,201
Machinery and Equipment	18,247	8,101
Office Equipment	251	529
Leasehold Improvements	65	44
Automobiles	186	147
Construction in Process	268	146
	33,073	11,168
Less: Accumulated Depreciation	7,988	6,654
	$25,085	$4,514

NOTE E – LONG-TERM DEBT

Long-term debt payable consists of the following:

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase of Precision Castparts Corp.’s (“PCC”) interest in Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date.

The Credit facility is described as follows:

	Balance due (in thousands) as of
	Dec 30, 2012	June 30, 2012
Revolving line of credit not to exceed $10.0 million with a maturity date of August 8, 2015; collateralized by accounts receivable and inventory; the amount available from this line is determined by a monthly borrowing base . Interest is accrued and payable monthly	$3,872	—

Term Loan in the amount of $3.612 million, collateralized by equipment payable in equal monthly payments of $60 thousand plus accrued interest, with a maturity date of August 8, 2017.	3,371	—

Commercial Mortgage in the amount of $5.470 million payable in equal monthly installments of $18 thousand plus accrued interest with maturity date of August 8, 2022, with a five year call option.	5,397	—

Term Bridge Loans-amounting to $8.948 million consisting of :
a) $6.900 million with interest only payments for the first 6 months and 23 monthly principal payments of $300 thousand plus interest with maturity date of February 8, 2015.	6,757	—
b) $2.048 million, with interest rate at one month Libor + 400 bps with a 5% floor; payable in 6 equal payments of $341 thousand plus accrued interest with maturity date of February 8, 2013.	683	—

Subtotal	$20,080

The Convertible Note is payable to Precision Castparts in the amount of $17.600 million; due at 8/8/2017; interest is equal to the Five-Year U.S. Treasury Note Constant Maturity rate adjusted on each anniversary and is paid on a quarterly basis; this Note is subordinated to the first priority security interest of TD Bank, N.A. Subject to certain terms of the agreement the Holder has the option to convert outstanding principal and unpaid interest into the number of shares of the Company’s Common Stock.	17,600

Notes payable to banks; these notes payable were all paid off as part of the Business Combination on August 8, 2012.		6,868

Total Long-Term Debt	37,680	6,868
Less: Current Portion	(8,496)	(1,491)
Total Long-Term Debt Less Current Portion	$29,184	$5,377

Maturities on notes payable and the Line of Credit at December 30, 2012:
2013	$8,496
2014	4,541
2015	1,099
2016	941
2017	18,301
2018-2022	4,302

	$37,680

NOTE E – LONG-TERM DEBT (continued)

An economic hedging instrument was required through the Bank to synthetically convert the floating rate to an indicative fixed rate on 50% of the notional amounts of Term Loan A and Term Loan B for a term of five years.  Fixed rate through a derivative swap was locked in at the time the Swap is executed; the swap is discussed in Note F.

Certain loans are subject to financial and non-financial covenants established by the bank; compliance is determined on an annual basis using audited and consolidated financial statements.  As of December 30, 2012 and June 30, 2012 the Company was in compliance with all covenants.

NOTE F - DERIVATIVES AND HEDGING ACTIVITIES

 Pay Fixed, Receive-Variable Interest Rate Swaps

Objective of the swaps: QMT entered into two separate pay-fixed, receive-variable interest rate swaps with the objective of eliminating the variability in the Company’s interest expense on 50% of its $3,612 thousand Term Loan (“Term Loan A”) and of its $5,470 thousand Term Loan (Term Loan B) attributable to changes in one month LIBOR.  The Term Loans were made pursuant to the Loan and Security Agreement (“Agreement”) dated August 8, 2012 between QMT and the Bank.

The terms, of the outstanding swaps as of December 30, 2012 were as follows:

Associated Debt	Notional Amount (thousands)	Effective Date	Fixed Rate Paid	Variable Rate Received	Fair Value (thousands)	Swap Termination Date
Term Loan A	$1,686	8-Aug-2012	0.85%	LIBOR*	$13	8-Aug-2017
Term Loan B	$2,699	8-Aug-2012	1.10%	LIBOR*	$44	8-Aug-2017
*One month London Interbank Offered Rate

The Company estimated the fair value of these instruments based on a market position at close of business December 30, 2012 and on such basis determined the fair value adjustment to be $20 thousand.

Termination of Swap prior to maturity will be settled at market value and may result in a payment to or from borrower determined at the time of termination.

NOTE G – BENEFIT PLANS

401(k) Plan

Each of the operating entities of the Predecessor sponsors a 401(k) plan and matches employee contributions as determined by resolution of the Board on an annual basis. The employer contribution criteria currently varies by operating entity. The amount charged to expense under the Plan was $31 thousand and $40 thousand for the three months ended December 30, 2012 and January 1, 2012, respectively and $117 thousand and $88 thousand for the six months ended December 30, 2012 and January 1, 2012, respectively.

Cash Incentive Plan

Certain full-time salaried employees of the Company are covered under a contributory cash incentive plan. The Company’s contributions are based on amounts established at the discretion of the Board. The Company's contributions to this plan for the three months ended December 30, 2012 and January 1, 2012 were $101 thousand and $162 thousand, respectively and for the six months ended December 30, 2012 and January 1, 2012 were $213 thousand and $278 thousand, respectively.

NOTE H – COMMITMENTS

The Company leases land, facilities and equipment under various non-cancellable operating lease agreements expiring through August 31, 2017 and contain various renewal options.

At December 30, 2012, future rental commitments under non-cancellable operating leases were as follows (in thousands):

December 30,
2013	$477
2014	473
2015	330
2016	233
2017	204
Thereafter	154

Rent expense was $49 thousand and $79 thousand for the three months ended December 30, 2012 and   January 1, 2012, respectively and $212 thousand and $158 thousand for the six months ended December 30, 2012 and   January 1, 2012, respectively.

The Company entered into an employee agreement with its president and CEO dated March 1, 2011.  The agreement will expire February 24, 2014, with an automatic one year renewal option.  The President and CEO’s annual salary is $267.3 thousand and he is eligible for benefits as provided to similar situated employees of QMT.

NOTE I – CUSTOMER AND SUPPLIER CONCENTRATION RISK

The Company had sales from operations to four and three customer(s) for the six months ended December 30, 2012 and January 1, 2012 that represented approximately 36% and 32.9% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. At December 30, 2012 and June 30, 2012 these customers represented approximately 32.3% and 5.5%, respectively, of our net trade accounts receivable.

At December 30, 2012 and June 30, 2012, respectively, there was no concentration in the volume of business above 5% transacted with a particular supplier(s) for which the Company had no alternative sources of supply.

NOTE J – FLOMET SHARE OPTION NOTE RECEIVABLE

At December 30, 2012 and June 30, 2012 the Company had a balance of notes receivable related to financed options in the amount of $303 thousand. Payments on the notes receivable are to be made from incentive compensation earned by the optionee. In the event insufficient incentive compensation is earned by the optionee to meet the principal payments due under the note receivable, the payments can be waived until sufficient incentive compensation is earned.  The note has been classified as a reduction of equity.

NOTE K – EARNINGS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity.  As of December 30, 2012 the Company had no outstanding stock options, therefore there was no computation of effect of dilutive securities. In addition, the net effect of the convertible debt is immaterial to the dilutive calculation.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Six Months Ended
	December 30,			January 1,
	2012			2012
	Net Earnings Attributed to Common Stock	Weighted Average Shares	Per Share Earnings	Net Earnings Attributed to Common Stock	Weighted Average Shares	Per Share Earnings
Basic EPS:
Net Earnings	$704	5,322	$0.13	$2,284	4,030	$0.57
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Diluted earnings per share	$704	5,322	$0.13	$2,284	4,030	$0.57

	For the Three Months Ended
	December 30,			January 1,
	2012			2012
	Net Earnings Attributed to Common Stock	Weighted Average Shares	Per Share Earnings	Net Earnings Attributed to Common Stock	Weighted Average Shares	Per Share Earnings
Basic EPS:
Net Earnings	$792	5,673	$0.14	$1,227	4,030	$0.30
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Diluted earnings per share	$792	5,673	$0.14	$1,227	4,030	$0.30

NOTE L - INCOME TAXES

There is no current income tax provision for the three months ended and six months ended December 30, 2012.

Goodwill recorded as part of an asset purchase agreement is deductible for tax purposes and only recorded as a book charge if it is impaired. A deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  The Company will continue to record an income tax expense related to the amortization of goodwill as a discrete item each quarter unless and until such impairment occurs.

As of December 30, 2012, our net deferred tax assets of $2,254 thousand are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

Based upon the weight of available evidence, which includes historical operating performance and uncertainties in forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance against certain foreign deferred tax assets. The Company will reassess the need for a valuation allowance on a quarterly basis. A subsequent determination that the valuation allowance should be reduced would generally result in a benefit to the income tax provision.

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

	For the six months ended (in thousands)

	12/30/2012	1/01/2012
Net sales:
Precision Components	$26,408	$10,984
Flanges and Fittings	3,607	4,190
Wireless	958	—
Consolidated net sales	$30,973	$15,174
Operating Costs:
Precision Components	22,851	8,594
Flanges and Fittings	3,424	3,718
Wireless	1,170	—
Consolidated Operating Costs	$27,445	$12,312
Segment operating income (loss):
Precision Components	3,557	2,390
Flanges and Fittings	183	472
Wireless	(212)	—
Corporate Expense	(2,704)	(45)
Total segment operating income	$824	$2,817
Interest expense, net	(392)	(251)
Gain on bargain purchase	381	—

Other non-operating income(expense)	11	75
Non- Operating Income (Expenses)	$—	$(176)

Consolidated income before income tax expense and non-controlling interest	$824	$2,641

NOTE M – SEGMENT INFORMATION

	For the three months ended (in thousands)

	12/30/2012	1/01/2012
Net sales:
Precision Components	$15,118	$5,549
Flanges and Fittings	1,790	2,290
Wireless	584	—
Consolidated net sales	$17,492	$7,839
Operating Costs:
Precision Components	13,153	4,296
Flanges and Fittings	1,750	2,028
Wireless	784	—
Consolidated Operating Costs	$15,687	$6,324
Segment operating income (loss):
Precision Components	1,965	1,253
Flanges and Fittings	40	262
Wireless	(200)	—
Corporate Expense	(732)	(23)
Total segment operating income	$1,073	$1,492
Interest expense, net	(225)	(133)
Gain on bargain purchase	—	—

Other non-operating income(expense)	(9)	59
Non- Operating Income (Expenses)	$(234)	$(74)

Consolidated income before income tax expense and non-controlling interest	$839	$1,418

Capital Expenditures:
Precision Components	$211	$420
Flanges and Fittings	5	15
Wireless	—	—
Consolidated Capital Expenditures	$216	$436

Depreciation Expense:
Precision Components	$1,239	$319
Flanges and Fittings	54	47
Wireless	41	—
Consolidated Depreciation Expense	$1,334	$366

NOTE N – RELATED PARTY TRANSACTIONS

Quadrant Management Inc. ("Quadrant") is under common control with Brean Murray Carret Group, Inc. (“Brean Murray”). Quadrant indirectly owned 74% of the membership interests of QMT prior to the acquisition. Brean Murray is the controlling shareholder of ARC. Brean Murray and Quadrant are under common control and therefore Brean Murray, Quadrant, ARC and QMT are affiliates under common control. Specifically, Brean Murray controls 100% of the ownership interests of Quadrant as well as, via certain wholly-owned intermediaries, 63.7% of the shares of ARC.

Pursuant to the original terms of the ARC Advisory Agreement entered into on January 21, 2009, (the “ARC Advisory Agreement”), Quadrant has provided ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services provided by Quadrant since November 2008 and for ongoing services, ARC originally agreed to pay Quadrant the following compensation: (1) an initial cash fee of $250 thousand upon signing the ARC Advisory Agreement; (2) an annual fee of the greater of: (i) $250 thousand; (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items (“EBITDA”) for the current financial year over preceding year; or (iii) 20% of reported EBITDA for the current financial year; and (3) all reasonable out-of-pocket expenses incurred Quadrant in performing services under the ARC Advisory Agreement.

The ARC Advisory Agreement technically provides Quadrant the right to receive 20% of ARC’s EBITDA, even if such EBITDA is derived from the QMT Acquisition and the AFT Acquisition.  However, Quadrant has granted waivers to certain provisions of the ARC Advisory Agreement, (the “Quadrant Waiver”), such that:  (I) in calendar year 2012 Quadrant shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2012 less the combined EBITDA of QMT and AFT for the twelve months ending February 29, 2012 less the EBITDA of ARC for the twelve months ending December 31, 2011; or (iii) the product of (a) 20% and (b)  the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012; and (II) in calendar year 2013 Quadrant shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2013 less the EBITDA of ARC for the twelve months ending December 31, 2012; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012. The ARC Advisory Agreement has been further revised such that it shall no longer extend for additional one-year periods after its expiration on December 31, 2013 in the absence of written termination notice by either party.

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

In addition, Quadrant and QMT have entered into a non-exclusive financial advisory agreement, (the “QMT Financial Advisory Agreement”), whereby Quadrant performs ongoing consulting and advisory services for QMT through Quadrant personnel (acting at all times as independent contractors to QMT). The scope of such services includes business consulting services, financial advisory services, and other services. In consideration for such services, on January 1, 2012 QMT commenced paying an annual cash fee to Quadrant of $250 thousand to be paid in quarterly installments. QMT shall reimburse Quadrant for all reasonable out-of-pocket costs and expenses incurred by Quadrant in connection with the performance of its services. The QMT-Quadrant financial advisory agreement continues in effect following the acquisition of QMT by the Company and will remain effective through December 31, 2013 in accordance with the Amendment to the QMT Financial Advisory Agreement.

NOTE N – RELATED PARTY TRANSACTIONS (continued)

As a result of the accounting for the reverse merger, the statement of operations reflect only the fees earned by Quadrant for financial advisory services provided to QMT prior to August 8, 2012 and subsequent to August 8, 2012, fees earned by Quadrant for financial advisory services provided to ARC and QMT.

As of December 30, 2012 and January 1, 2012, the Company owed $100 thousand  and $300 thousand,   respectively to Quadrant Management Inc.  Fees earned by Quadrant for the six months ending December 30, 2012 and January 1, 2012 were $200 thousand and $100 thousand, respectively. Fees earned by Quadrant for the three months ending December 30, 2012 and January 1, 2012 were $100 thousand and $50 thousand, respectively.

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

During the year ending June 30, 2012, FloMet redeemed membership units owned by certain members and sold them to Quadrant Management, Inc.  Quadrant Management Inc. has similar majority ownership as FloMet.  The total purchase/selling price of the membership units was $393 thousand.  The total amount receivable pursuant to the purchase of these units from Quadrant Management, Inc. as of December 30, 2012 and June 30, 2012 was $100 thousand and $197 thousand, respectively.  The total amount due to the former members as of December 30, 2012 and June 30, 2012 was $100 thousand and $197 thousand, respectively.

During fiscal year ending June 30, 2012, FloMet loaned its president $303 thousand.  The balance due to FloMet as of December 30, 2012 and June 30, 2012 was $303 thousand. Interest accrued at December 30, 2012 associated with this loan amounted to $22 thousand.

As of December 30, 2012 Quadrant Metals Technologies owed its members $20 thousand for state income tax withheld on membership distributions.

NOTE O - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after December 30, 2012 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011 as well as our report on Form 8-K/A filed on September 28, 2012. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Report on Form 8-K/A filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  In particular, the Company has not yet completed its purchase price allocation and the finalization of the purchase price allocation could result in a material increase to amortization expense. The Company continues to analyze the purchase price accounting allocations with respect to identifiable intangibles. If the Company concludes that some of the purchase prices should be allocated to certain identifiable intangibles, additional material amortization expense may be retroactively recorded back to the date of the acquisitions of QMT and AFT by the Company. The Company expects to engage an independent third party valuation consultant to assist the Company to ascertain the value of such intangibles and to assist the Company to assign the useful life over which amortization will occur. The Company intends to complete the analysis and amortization assessment prior to the Company’s June 30, 2013 fiscal year end. Investors are cautioned that the conclusions of such analysis and amortization period determinations could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Group Worldwide, Inc. and its consolidated subsidiaries on a consolidated basis.

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

ARC’s Financial Condition

As of December 30, 2012 the Company had total assets of $68.2 million, consisting of total current assets of $24.0 million, plant and equipment, net of accumulated depreciation, of $25.1 million, and total long term assets of $19.1 million.  In comparison, as of June 30, 2012 the Company had total assets of $21.3 million, consisting of total current assets of $9.7 million, plant and equipment, net of accumulated depreciation of $4.5 million, and total long-term assets of $7.1 million. The significant increase of $46.9 million in total assets is mainly attributed to the fair value of assets acquired in the business combination transaction discussed in Note A which amounted to $52.9 million.

At December 30, 2012 and at June 30, 2012 the Company had working capital of $8.2 million and $6.0 million, respectively.  The increase in working capital was driven by the increase in accounts receivable and inventory largely due to the acquisition of AFT and AFT-Hungary.

At December 30, 2012, the Company’s total current assets of $24.0 million consisted of cash and cash equivalents of $2.2 million, accounts receivable, net of allowance for doubtful accounts, of $9.8 million, inventory of $11.1 million and prepaid expenses and other assets of $0.9 million. Total current liabilities of 15.8 million consisted of current portion of long-term debt in the amount of $4.6 million, line of credit of $3.9 million, accounts payable and accrued liabilities $6.6 million, and unearned mold income of $0.7 million.

The Company’s total current assets of $9.7 million as of June 30, 2012, consisted of cash and cash equivalents of $1.5 million, accounts receivable, net of allowance for doubtful accounts, of $3.7 million, a related party receivable of $0.2 million, inventory of $3.9 million and prepaid expenses and other assets of $0.4 million. Total current liabilities of $3.7 million consisted of current portion of long-term debt in the amount of $1.5 million, accounts payable and accrued expenses of $1.7 million, unearned mold income of $0.1 million and a related party payable of $0.4 million.

As of December 30, 2012 and June 30, 2012, long term assets consisted of goodwill and other identifiable intangibles in the amount of $19.1 million, and $7.0 million, respectively; $11.7 million is attributed to the purchase of AFT and $0.1 million to the reverse acquisition of ARC.

The Company’s total liabilities and stockholders’ equity were $45.0 million and $23.2 million, respectively, as of December 30, 2012. In comparison, as of June 30, 2012 the Company’s total liabilities and members’ equity were $9.0 million and $12.3 million, respectively.  The increase in total liabilities was primarily attributed to the increase in total debt as the result of the acquisition.  The change in stockholders’ equity was driven by the increase in additional paid in capital, due to reverse acquisition accounting for the Predecessor Company’s investment in ARC.

Results of Continuing Operations for the Six Months Ended December 30, 2012 and January 1, 2012

For the six months ended December 30, 2012, the Company’s total sales were $31.0 million, and other income including the gain on bargain purchase of $0.4 million.  In comparison, total sales were $15.2 million for the six months ended January 1, 2012 and other income of $0.1 million.

The increase in sales of approximately $15.8 million for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 is primarily attributed to the acquisition of ARC and AFT, on August 8, 2012.

For the six months ended December 30, 2012, the Company’s total cost of sales and operating expenses were $30.1 million, including cost of sales of $22.9 million, selling, general and administrative expenses of $5.6 million, and nonrecurring merger expenses of $1.6 million. For the six months ended January 1, 2012, QMTs total cost of sales and operating expenses were $12.4 million, including cost of sales of $9.0 million and selling, general and administrative expenses of $3.4 million. For the six months ended December 30, 2012, the Company’s other income included $0.4 million in gains on the bargain purchase of ARC offset by interest and miscellaneous expense of $0.4 million; for the six months ended January 1, 2012 the Company had other expense of $0.3 million attributable to interest expense.

The cost of sales and operating expense increase over prior year is attributed to the acquisition of AFT and ARC on August 8, 2012 resulting in $16.2 million of additional cost of sales and operating expenses for acquired manufacturing volume and $1.6 million of merger expenses.

 The Company’s net income before non-controlling interest for the six months ended December 30, 2012 was $0.8 million compared to earnings before non-controlling interest for the six months ended January 1, 2012 of $2.6 million. The earnings before non-controlling interest decreased significantly over the prior year due to decreased net income attributed to initial merger and acquisitions costs. The net income as of December 30, 2012 excluding merger expenses and the gain on bargain purchase is $2.1 million.

Income allocated to the Company’s non-controlling interest was $0.1 million for the six months ended December 30, 2012 compared to $0.4 million for the six months ended January 1, 2012.

For the six months ended December 30, 2012, the Company’s net income was $0.7 million compared to $2.3 million in net income for the six months ended January 1, 2012. As noted above, the significant reductions in net earnings for the six months ended December 30, 2012 over the six months ended January 1, 2012 were primarily due to nonrecurring merger expenses of $1.6 million.

Results of Continuing Operations for the Three Months Ended December 30, 2012 and January 1, 2012

For the three months ended December 30, 2012, the Company’s total sales were $17.5 million.  In comparison, total sales were $7.8 million for the three months ended January 1, 2012 and other income of $0.1 million.

The increase in sales of approximately $9.7 million for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 resulted from the acquisition of ARC and AFT on August 8, 2012.

For the three months ended December 30, 2012, the Company’s total cost of sales and operating expenses were $16.4 million, including cost of sales of $13.2 million and selling, general and administrative expenses of $3.2 million. For the three months ended January 1, 2012, QMTs total cost of sales and operating expenses were $6.3 million, including cost of sales of $4.5 million and selling, general and administrative expenses of $1.8 million. For the three months ended December 30, 2012, the Company had other expense of $.2 million attributable to interest expense; for the three months ended January 1, 2012 the Company had net other expense of $0.1 million primarily attributable to interest expense.

The cost of sales and operating expense increase over prior year is attributed to the acquisition of AFT and ARC on August 8, 2012 resulting in $10.1 million of additional cost of sales and operating expenses for acquired manufacturing volume.

The Company’s net income before non-controlling interest for the three months ended December 30, 2012 was $0.8 million compared to earnings before non-controlling interest for the three months ended January 1, 2012 of $1.4 million. The earnings before non-controlling interest decreased over the prior year due to increased interest expense associated with long-term debt and higher operating costs as a percentage of sales due to lower historical margin levels at the acquired entities AFT and ARC Wireless.

Income allocated to the Company’s non-controlling interest was $47 thousand for the three months ended December 30, 2012 compared to $0.2 million for the three months ended January 1, 2012.

For the three months ended December 30, 2012, the Company’s net income was $0.8 million compared to $1.2 million in net income for the three months ended January 1, 2012. As noted above, the reductions in net earnings is a result of increased interest expense and higher operating costs as a percentage of sales.

Results of Operations by Segment: Comparison between Six Months and Three Months Ended December 30, 2012 and January 1, 2012

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

The following tables provide the dollar amount and percentage of net sales and operating profit for each reportable segment for the six months and three months ended December 30, 2012 and January 1, 2012. It is noted that there is no data reflected for the Wireless segment for the six months or three months ended January 1, 2012 as this date is prior to the reverse acquisition transaction.

Results of Operations by Segment – Comparison Between
The Six Months Ended December 30, 2012 and January 1, 2012 (in thousands)

					Increase/(Decrease)

	12/30/2012	% of Sales	1/01/2012	% of Sales	$	%
Net sales:
Precision Components	26,408	85.3%	10,984	72.4%	15,424	140.4%
Flanges and Fittings	3,607	11.6%	4,190	27.6%	(583)	-13.9%
Wireless	958	3.1%	—	0.0%	958	0.0%
Consolidated net sales	30,973		15,174		15,799	104.1%
Operating Costs:
Precision Components	22,851	86.5%	8,594	78.2%	14,257	165.9%
Flanges and Fittings	3,424	94.9%	3,718	88.8%	(294)	-7.9%
Wireless	1,170	122.1%	—	0.0%	1,170	0.0%
Consolidated Operating Costs	27,445	88.6%	12,312	81.1%	15,133	122.9%
Segment operating income (loss):
Precision Components	3,557	13.5%	2,390	21.8%	1,167	48.8%
Flanges and Fittings	183	5.1%	472	11.2%	(289)	-61.2%
Wireless	(212)	-22.1%	—	0.0%	(212)	0.0%
Corporate Expense	(2,704)	-8.7%	(45)	-0.3%	(2,659)	5984.1%
Total segment operating income	824	2.7%	2,817	18.6%	(1,993)	-70.7%
Interest expense, net	(392)	-1.3%	(251)	-1.7%	(141)	-56.3%

Gain on bargain purchase	381	1.2%	—	0.0%	381	0.0%

Other non-operating income(expense)	11	0.0%	75	0.5%	(64)	-85.5%
Non- Operating Income(Expenses)	—	0.0%	(176)	-1.2%	176	100.0%

Consolidated income before income tax expense and non-controlling interest	824	2.7%	2,641	17.4%	(1,817)	-68.8%

Results of Operations by Segment – Comparison Between
The Three Months Ended December 30, 2012 and January 1, 2012 (in thousands)

					Increase/(Decrease)

	12/30/2012	% of Sales	1/01/2012	% of Sales	$	%
Net sales:
Precision Components	15,118	86.4%	5,549	70.8%	9,569	172.5%
Flanges and Fittings	1,790	10.2%	2,290	29.2%	(500)	-21.8%
Wireless	584	3.3%	—	0.0%	584	0.0%
Consolidated net sales	17,492		7,839		9,653	123.2%
Operating Costs:
Precision Components	13,153	87.0%	4,296	77.4%	8,857	206.2%
Flanges and Fittings	1,750	97.8%	2,028	88.6%	(278)	-13.7%
Wireless	784	134.3%	—	0.0%	784	0.0%
Consolidated Operating Costs	15,687	89.7%	6,324	80.7%	9,363	148.1%
Segment operating income (loss):
Precision Components	1,965	13.0%	1,253	22.6%	712	56.9%
Flanges and Fittings	40	2.2%	262	11.4%	(222)	-84.9%
Wireless	(200)	-34.3%	—	0.0%	(200)	0.0%
Corporate Expense	(732)	-4.2%	(23)	-0.3%	(709)	3131.6%
Total segment operating income	1,073	6.1%	1,492	19.0%	(419)	-28.1%
Interest expense, net	(225)	-1.3%	(133)	-1.7%	(92)	-69.7%

Gain on bargain purchase	—	0.0%	—	0.0%	—	0.0%

Other non-operating income(expense)	(9)	-0.1%	59	0.8%	(68)	-114.9%
Non- Operating Income(Expenses)	(234)	-1.3%	(74)	-0.9%	(160)	-217.8%

Consolidated income before income tax expense and non-controlling interest	839	4.8%	1,418	18.1%	(579)	-40.9%

Precision Components

Precision Components' sales were $26.4 million for the six months ended December 30, 2012, compared to sales of $11.0 million for the six months ended January 1, 2012, an increase of $15.4 million.  Operating income was $3.6 million for the six months ended December 30, 2012 compared to $2.4 million for the six months ended January 1, 2012, an increase of $1.2 million.  Segment operating income as a percent of segment sales for the six months ended December 30, 2012 decreased to 13.5 percent from 21.8 percent of segment sales for the six months ended January 1, 2012.

Precision Components’ sales were $15.1 million for the three months ended December 30, 2012, compared to sales of $5.5 million for the three months ended January 1, 2012, an increase of $9.6 million. Operating income was $2.0 million for the three months ended December 30, 2012 compared to $1.3 million for the three months ended January 1, 2012, an increase of $0.7 million. Segment operating income as a percent of segment sales for the three months ended December 30, 2012 decreased to 13.0 percent from 22.6 percent of segment sales for the three months ended January 1, 2012.

Sales for the Precision Components segment increased, by $9.6 million or 172.5 percent, comparing the three months ended December 30, 2012 to the three months ended January 1, 2012  primarily due to the acquisitions of AFT and AFT-HU on August 8, 2012 and the inclusion of their operating results in this segment. Sales revenues for the three months ended December 30, 2012 for AFT was $10.2 million offset by a slight decrease in revenues for FloMet and TeknaSeal of $.6 million, reflecting the general slowing in the economy.

Precision Components

Sales for the Precision Components segment increased by $15.4 million or 140.4 percent the six months ended December 30, 2012 in comparison to the six months ended January 1, 2012 primarily due to the acquisitions of AFT and AFT-HU on August 8, 2012 and the inclusion of their operating results in this segment. Sales revenues for the six months ended December 30, 2012 for AFT was $16.2 million offset by a slight decrease in revenues for FloMet and TeknaSeal of $.8 million, reflecting the general slowing in the economy.

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

The operating costs for the segment increased on a percentage basis over prior year due to lower historical margin levels at AFT and AFT-HU due to higher material costs as a percentage of sales and certain manufacturing inefficiencies which are being addressed with a large number of continuous improvement programs and price increases to certain customers.  We expect that the current slowing economy will continue to have a slightly negative impact on revenues for the balance of fiscal year 2013. The Precision Components segment is experiencing a slight slowdown in demand in several important market segments such as medical devices but we expect demand in the firearms and automotive segment to offset much of the negative impact on revenues. The operating companies have implemented additional cost reduction and continuous improvement activities to maintain and improve margins, and will also aggressively pursue price increase opportunities with certain customers to offset increases in raw materials and other operating costs.  Additionally, we expect demand in Europe for automotive turbochargers to continue its strong growth patterns which should translate into increased revenues at AFT-HU.

Flanges & Fittings

Flanges and Fittings’ sales were $3.6 million for the six months ended December 30, 2012, compared to sales of $4.2 million for the three months ended January 1, 2012.  Segment operating income was $0.2 million for the six months ended December 30, 2012, compared to segment operating income of $0.5 million for the six months ended January 1, 2012.   Segment operating income, as a percent of segment sales, for the six months ended December 30, 2012 decreased to 5.1 percent from 11.2 percent of segment sales for the six months ended January 1, 2012.

Flanges and Fittings’ sales were $1.8 million for the three months ended December 30, 2012, compared to sales of $2.3 million for the three months ended January 1, 2012. Segment operating income was $40 thousand for the three months ended December 30, 2012, compared to segment operating income of $0.3 million for the three months ended January 1, 2012. Segment operating income, as a percent of segment sales, for the three months ended December 30, 2012 decreased to 2.2 percent from 11.4 percent of segment sales for the three months ended January 1, 2012.

The reduction in revenues reflects the impact of the slowing in the general economy in the quarter in addition to the significant impacts of Hurricane Sandy on our customer base in the Northeast US. The reduction in operating income is due to losses at our TubeFit subsidiary caused by a temporary interruption in supplies of imported flanges and fittings from our foreign sources due to lead times for these products increasing unexpectedly and lower demand at our General Flange subsidiary due to Hurricane Sandy that could not be offset with cost reductions in the short term. The Tubefit supply chain has been reestablished and regular product flow is again in place with long-term agreements with new sources now in place which should preclude a recurrence of this interruption in supply and we have made certain cost reductions in our General Flange operation to reduce our operating costs as the Northeast recovers.

Flanges & Fittings

As with our Precision Components segment, the Flanges & Fittings segment is witnessing a slight slowdown in overall demand from its customers due to the sluggish US economy.  However, we remain optimistic about the overall prospects of the Flanges & Fittings industry.  The increasing attention on energy, chemical manufacturing, food processing, and other industries requiring flow management all appear to position the companies within this industry, including GF&F and TubeFit, for continued growth.  Both GF&F and TubeFit are focused on continuing to expand their customer base in 2013, particularly with the instrumentation market segment and the energy segment.

Wireless

Total revenues were approximately $0.9 million for the period of August 8, 2012 through December 30, 2012. Total costs of sales, excluding selling, general, and administrative (SG&A) costs were $0.7 million, resulting in a gross profit margin, of 30.9%. For the three months ended December 30, 2012 the wireless segment’s sales were $0.6 million, total cost of sales, excluding selling, general, and administrative (SG&A) costs were $0.4 million, resulting in gross margin of 32.0%.

            SG&A costs excluding corporate expenses were $0.5 million for the period August 8, 2012 through December 30, 2012 and $0.4 million for the three months ending December 30, 2012. Total operating costs for the period August 8, 2012 through December 30, 2012 were $1.2 million resulting in an operating loss of $0.2 million; total operating costs for the three months ending December 30, 2012 were $0.8 million resulting in an operating loss of $0.2 million. The results of operations were mainly attributed to lower than anticipated sales volume.

Financial Condition (in millions)

	December 30, 2012	June 30, 2012
Current ratio (1)	1.5 to 1	2.6 to 1
Working capital (2)	$8.2	$6.0
Total debt	$37.6	$6.9
Total cash less debt	$(35.4)	$(5.4)
Stockholders’ equity	$23.2	$12.3
Total liabilities to equity	1.9 to 1	0.7 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

At December 30, 2012 the cash balance is $2.2 million, current assets of $24 million and current liabilities of $15.8 million.  We believe that we have the ability to provide for our fiscal 2013 operational needs through projected operating cash flow and cash on hand.

The net cash provided by operating activities was $1.7 million for the six months ended December 30, 2012, compared to net cash provided by operating activities of $3.1 million for the six months ended January 1, 2012, primarily attributed to the reduced net income in 2012 as a result of the $1.6 million in merger expenses.

The net cash used in investing activities was $31.2 million for the six months ended December 30, 2012, compared to $1.1 million for the six months ended January 1, 2012. During the six months ended December 30, 2012 and January 1, 2012, $216 thousand and $436 thousand, respectively, was invested in manufacturing equipment to drive an increase in production efficiencies through automation and improvements. The remaining year over year difference is attributed to the assets acquired in the business combination.

The net cash provided by financing activities was $30.2 million for the six months ended December 30, 2012 consisting mostly of debt proceeds to finance the AFT Acquisition, offset with the repayment of outstanding QMT loans, and $569 thousand in distributions to members and non-controlling interest members.  The net cash used in financing activities was $1.2 million for the six months ended January 1, 2012, of which approximately $657 thousand were distributions to members.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended December 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

The Risk Factors set forth in the Company’s Definitive Proxy Statement on Schedule 14A Amendment No. 1, as filed with the Commission on July 16, 2012, are incorporated herein by reference thereto. In addition to such risk factors incorporated herein by reference, the Company has not yet completed its purchase price allocation and the finalization of the purchase price allocation could result in a material increase to amortization expense. The Company continues to analyze the purchase price accounting allocations with respect to identifiable intangibles. If the Company concludes that some of the purchase prices should be allocated to certain identifiable intangibles, there is a risk that additional material amortization expense may be retroactively recorded back to the date of the acquisitions of QMT and AFT by the Company. The Company expects to engage an independent third party valuation consultant to assist the Company to ascertain the value of such intangibles and to assist the Company to assign the useful life over which amortization will occur. The Company intends to complete the analysis and amortization assessment prior to the Company’s June 30, 2013 fiscal year end. Investors are cautioned that the conclusions of such analysis and amortization period determinations could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company.

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

10.12	Purchase Agreement among Precision Castparts Corp., AFT Europa KFT and ARC Group Worldwide, Inc. Dated as of April 6, 2012 (3)
10.13	Form of Unsecured Subordinated Convertible Promissory Note (3)
10.14	Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc., dated as of January 21, 2009 (3)
10.15	Waiver of Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc.(3)
10.16	Letter Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management Inc. (3)
10.17	First Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of June 25, 2012. (4)
10.18	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of June 25, 2012. (4)
10.19	Second Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of July 13, 2012. (4)
10.20	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of July 13, 2012. (4)
31.1*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Form 8-K filed on April 12, 2012.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement filed on July 16, 2012.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP WORLDWIDE, INC.

Date: February 13, 2013	By:	/s/ Theodore Deinard
Name: Theodore Deinard
Title: Interim Chief Executive Officer, Director

Date: February 13, 2013	By:	/s/ Norma Caceres
Name: Norma Caceres
Title: Chief Financial Officer