Form 10-Q
period 2013-02-13
ARC Group Worldwide, Inc.
filed 2013-02-13
CIK 826326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 8-K

CURRENT REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported): February 13, 2013

 ARC Group Worldwide, Inc.
(Exact Name of Registrant as Specified in its Charter)

Utah
(State or other jurisdiction of incorporation)

000-18122 (Commission File Number)	87-0454148 (IRS Employer Identification No.)

810 Flightline Blvd. Deland, FL	32724
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   386-736-4890

Former Name or Former Address, if Changed Since Last Report:

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:

☐ Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)

☐ Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)

☐ Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))

☐ Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 0240.13e-4(c))

Item 2.02.  Results of Operations and Financial Condition

On February 13, 2013, ARC Group Worldwide, Inc. (the “Company”) announced its financial results for the quarter ended December 30, 2012.  The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 to this Current Report on Form 8-K.

The information in this Current Report on Form 8-K (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 9.01.  Financial Statements and Exhibits

(d)           Exhibits

The following exhibit relating to Item 2.02 shall be deemed to be furnished, and not filed:

99.1        Press Release dated February 13, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARC Group Worldwide, Inc.
(Registrant)

Date: February 13, 2013	By:	/s/ Theodore Deinard
Name: Theodore Deinard
Title: Interim Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Press Release entitled "ARC GROUP WORLDWIDE, INC. REPORTS SECOND QUARTER NET INCOME OF $0.8 MILLION" issued by the Company on February 13, 2013.