Form 10-Q
period 2013-03-31
ARC Group Worldwide, Inc.
filed 2013-05-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________

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

Yes ☐   No ☒

As of March 31, 2013, the Registrant had 5,672,618 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2013

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31	June 30,
	2013	2012
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$2,585	$1,448
Accounts receivable, net	11,053	3,585
Inventories, net	11,223	3,649
Due from related party	—	205
Prepaid and other current assets	692	423
Current assets of discontinued operations	516	362
Total current assets	26,069	9,672

Property and Equipment, net	24,608	4,473

Long-Term Assets
Goodwill	13,621	6,835
Intangible assets, net	4,748	—
Other	233	172
Long-term assets of discontinued operations	25	181
Total long-term assets	18,627	7,188
Total Assets	$69,304	$21,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,061	$710
Accrued expenses	2,491	953
Due to related party	20	367
Deferred revenue	989	132
Current portion of long-term debt	8,732	1,491
Current liabilities of discontinued operations	82	7
Total current liabilities	17,375	3,660

Long-Term Liabilities:
Bank debt, noncurrent	10,240	5,377
Convertible debt	17,600	—
Total long-term liabilities	27,840	5,377
Total Liabilities	45,215	9,037

Commitments (Note H)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized, 5,672,618 and 4,029,700 shares outstanding at March 31, 2013 and June 30, 2012, respectively	3	2
Treasury stock, at cost	(1)	—
Additional paid-in capital	10,673	—
Note Receivable from Related Party	(272)	(303)
Accumulated earning/deficit	12,651	11,753
Non-Controlling Interest	1,035	844
Total Stockholders’ Equity	24,089	12,296
Total Liabilities and Stockholders’ Equity	$69,304	$21,333

* These numbers were derived from the audited financial statements for the year ended June 30, 2012. See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Sales	$18,248	$7,566	$48,979	$22,719
Cost of sales	13,484	4,360	36,237	13,341
Gross Profit	4,764	3,206	12,742	9,378

Operating Expense:
Selling, general and administrative	3,164	1,939	8,536	5,244
Merger expenses	—	—	1,637	—
Income from Operations	1,600	1,267	2,569	4,134

Other Income (Expense):
Other income (expense)	(65)	44	(41)	119
Gain on bargain purchase	—	—	381	—
Interest expense, net	(146)	(99)	(538)	(349)
Total other income (expense)	(211)	(55)	(198)	(230)
Income before Income Taxes	1,389	1,212	2,371	3,904
Current income tax expense	307	—	307	—
Deferred income tax benefit	—	—	—	—
Earnings from continuing operations	$1,082	$1,212	$2,064	$3,904
Loss from discontinued operations, net of tax of $0	(250)	(55)	(408)	(106)
Net Income	832	1,157	1,656	3,798
Less: Net Income (Loss) Attributable to Non-Controlling Interest	80	(128)	199	229
Net Income Attributable to ARC Group Worldwide, Inc.	$752	$1,285	$1,457	$3,569

Amounts Attributable to ARC Group Worldwide, Inc. Net Income from Continuing Operations	1,020	1,334	1,865	3,664
Net Income (Loss) from Discontinued Operations	(268)	(49)	(408)	(95)
Net Income Attributable to ARC Group Worldwide, Inc.	$752	$1,285	$1,457	$3,569

Net Income (Loss) per Common Share:
Continuing operations (net of non-controlling interest)	0.18	0.33	0.34	0.91
Discontinued operations (net of non-controlling interest)	(0.05)	(0.01)	(0.08)	(0.02)
Basic and diluted	0.13	0.32	0.27	0.89

Weighted Average Common Shares Outstanding:

Basic and Diluted	5,672,618	4,029,700	5,438,772	4,029,700

See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended
	March 31, 2013	April 1, 2012
Cash Flows from Operating Activities
Net Income	$1,656	$3,798
Loss from Discontinued Operations	408	106
Income from Continuing Operations	2,064	3,904
Adjustments to Reconcile Changes in Net Assets to Net Cash Provided by (Used In) Operating Activities
Operating Activities:
Depreciation and Amortization	2,418	611
Gain on Bargain Purchase	(381)	—
(Gain)/Loss on Disposition of Assets	(5)	27
Bad Debt Recovery	(74)	—
Deferred Rent Expense	—	(6)
(Increase) Decrease in Assets
Accounts Receivable	(62)	220
Due from Related Party	205	(298)
Inventory	(316)	568
Prepaid Expenses and Other Assets	33	396
Other Long-Term Assets	(54)	—
Increase (Decrease) in Liabilities
Accounts Payable	(905)	(19)
Other Accrued Expenses	757	22
Due to Related Party	(347)	(246)
Deferred Revenue	290	(89)
Net Cash Provided by Operating Activities of Continuing Operations	3,623	5,090
Net Cash Used in Operating Activities of Discontinued Operations	(331)	(390)
Net Cash Provided by Operating Activities	3,292	4,700

Cash Flows from Investing Activities
Net Assets Acquired in a Business Combination, Net of Cash and Cash Equivalents	(31,591)	—
Investment in Plant and Equipment	(312)	(587)
Proceeds from Sale on Assets	143	—
Due from Related Party	—	(251)
Stock Issued for Cash	451	—
Net Cash Used in Investing Activities of Continuing Operations	(31,309)	(838)
Net Cash Used in Investing Activities of Discontinued Operations	—	(173)
Net Cash Used In Investing Activities	(31,309)	(1,011)

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	42,600	2,041
Principal Payments on Debt	(12,897)	(2,919)
Loan Costs on Issuance of Debt	—	(28)
Capital Lease Obligations	(9)	—
Repurchase of Shares	(1)	—
Payments on Recalled Share Options	—	(10)
Payment of Related Party Note	30	—
Proceeds from Exercise of Share Options	—	312
Distributions to Members	(569)	(1,203)
Net Cash Provided by (Used in) Financing Activities	29,154	(1,807)

Net Increase in Cash and Cash Equivalents	1,137	1,882
Cash and Cash Equivalents, Beginning of Period	1,448	1,740
Cash and Cash Equivalents, End of Period	$2,585	$3,622
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for Interest	538	372
Non-Cash Financing Activity
Membership units of FloMet transferred to the Company	—	1,375
Membership units of Tekna Seal transferred to the Company	—	513

See accompanying notes.

ARC Group Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Quadrant Metals Technology, LLC (referred to herein as “QMT” or the “Predecessor”) was formed in March 2011, to function as a holding company for a group of diversified manufacturing and distribution companies. Upon formation, QMT acquired controlling interests in TeknaSeal LLC (“TeknaSeal”) as of May 1, 2011 and in FloMet LLC (“Flomet”) as of June 30, 2011. In addition, QMT acquired General Flange & Forge (“GF&F”) as of April 18, 2011 and has held controlling interests in GF&F since that date. Furthermore, TubeFit LLC (“TubeFit”) was formed on November 1, 2011 and QMT has held controlling interests in TubeFit since that date. During the third quarter of fiscal 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

Advanced Forming Technology, Inc. (“AFT”) is comprised of two operating units, AFT-US and AFT Hungary. AFT-US was founded in 1987. From 1991 until its acquisition by ARC, AFT was operated as a division of Precision Castparts Corporation, a publicly traded company.

ARC Group Worldwide, Inc. (referred to herein as the “Company” or “ARC”) was organized under the laws of the State of Utah on September 30, 1987.

Completion of Acquisitions

On August 8, 2012, ARC completed the acquisition of QMT and AFT (referred to herein as the “QMT Acquisition” and the “AFT Acquisition”). The QMT Acquisition was accounted for as a reverse acquisition under generally accepted accounting principles, whereby QMT was deemed to be the accounting acquirer in the acquisition. The financial statements for periods prior to August 8, 2012 reflect only the operations of QMT. ARC’s historical accumulated deficit for periods prior to August 8, 2012, in the amount of $10.2 million was eliminated against additional paid in capital, and the accompanying financial statements present the previously issued shares of ARC common stock as having been issued pursuant to the merger on August 8, 2012. The shares of common stock issued to QMT pursuant to the merger are presented as having been outstanding for since July 1, 2011. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor have been eliminated in the financial statements.

The accompanying financial statements include the results of operations of ARC, QMT and AFT for periods subsequent to the acquisition; for periods prior to the acquisition the results of operations are presented only for QMT.

Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2013, the results of its operation and its cash flows for the three months and nine months then

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ended. For further information, refer to the Predecessor’s financial statements and footnotes thereto included in the Company’s Report on Form 8-K/A, filed on September 28, 2012, for the year ended June 30, 2012.

The Company’s fiscal year begins July 1 and ends June 30 and the quarters for interim reporting consist of thirteen weeks, therefore, the quarter end will not always coincide with the date of the calendar month.

Prior to the date of the acquisitions noted above, the Predecessor operated in two business segments, identified as the Precision Components Group, consisting of FloMet and TeknaSeal, and the Flanges and Fittings Group, consisting of GF&F and TubeFit. After completion of the acquisitions mentioned above, ARC operates three business segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd. During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. The operations of TubeFit have been included in our financial statements as discontinued operations for all periods presented.

Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future period.

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

To record the assets and liabilities for the reverse merger of ARC by QMT (in thousands):

Purchase price	$10,225
Less fair value of assets acquired:
Cash and cash equivalents	10,590
Accounts receivable, net	1,096
Inventories, net	737
Prepaid and other current assets	40
Property and equipment, net	236
Intangible assets	109
Other	6
Fair value of liabilities assumed:
Accounts payable	(2,030)
Accrued expenses	(169)
Current portion of capital lease	(9)
Non-controlling interest	—
Fair value of net assets acquired	10,606
Negative goodwill resulting from the acquisition, accounted for as a bargain purchase	$(381)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Business Acquisitions (continued)

To record the assets and liabilities purchased in the acquisition of AFT (in thousands):

Purchase price	$42,722
Less fair value of assets acquired:
Cash and cash equivalents	735
Accounts receivable, net	6,236
Inventories, net	6,521
Prepaid and other current assets	264
Property and equipment, net	21,590
Other intangible assets	4,972
Fair value of liabilities assumed:
Accounts payable	(3,007)
Accrued expenses	(1,375)
Fair value of net assets acquired	35,936
Goodwill resulting from the acquisition	$6,786

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

Pro forma Financial Information (Unaudited)

The historical operating results of ARC and AFT have not been included in the Company’s historical consolidated operating results prior to their acquisition dates. The following unaudited pro forma information presents the combined results of continuing operations for the three and nine months ended March 31, 2013 and April 1, 2012 as if the acquisition had been completed on July 1, 2012 and July 1, 2011, respectively. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results.

(In thousands, except per share data)	Three-month Period Ended Mar 31, 2013	Three-month Period Ended Apr 1, 2012	Nine-month Period Ended Mar 31, 2013	Nine-month Period Ended Apr 1, 2012
Revenue	$18,248	$17,969	$52,422	$51,088
Income from continuing operations	$1,020	2,015	$1,095	3,167
Loss from discontinued operations	$(268)	(48)	$(408)	(95)
Net income (loss)	$752	$1,967	$687	$3,072

Income per common share for continuing operation	$.18	.36	$.19	.56
Loss per common share for discontinued operations	$(.05)	(.01)	$(.07)	(.02)
Basic and diluted net income per common share	$.13	$.35	$.12	$.54

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

TubeFit sells imported flanges in carbon steel, stainless steel and alloys. As of March 28, 2013 the remaining 10% interest was assigned to QMT, thus QMT retained 100% ownership in TubeFit as of quarter end March 31, 2013. During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. The operations of TubeFit have been included in our financial statements as discontinued operations for all periods presented.

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

Accounts Receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimates this amount based upon prior experience with customers and an analysis of individual trade accounts. An allowance for doubtful accounts of $100 thousand and $125 thousand has been reserved as of March 31, 2013 and June 30, 2012, respectively.

The Company offers most customers between net 30 and 45-day terms. In special situations, the Company may offer extended terms or discounts to selected customers. Accounts are considered past due if a payment is not received within credit terms.

Inventories

The Company values inventories at the lower of average cost or market using the first-in, first-out (FIFO) method. It is the Company’s practice to provide a valuation allowance for inventories to account for potential market pricing deflation and inventory shrinkage. Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues. An allowance for inventory obsolescence of $206 thousand and $45 thousand has been reserved as of March 31, 2013 and June 30, 2012, respectively.

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

Depreciation expense totaled $.8 million and $.2 million for the three months ended March 31, 2013 and April 1, 2012, respectively and $2.1 million and $0.6 million for the nine months ended March 31, 2013 and April 1, 2012, respectively.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance, or as a result of fundamental changes in a subsidiary’s market conditions, a determination is made as to whether the carrying value of the property’s long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of March 31, 2013 and June 30, 2012 for continuing operations. The Company has recorded the Property and Equipment of Discontinued Operations at net realizable value for the quarter ended March 31, 2013.

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

The Company has evaluated its goodwill and intangibles, that were acquired in prior periods, for impairment and has determined that goodwill and intangibles were not impaired for continuing operations. The Company has determined goodwill impairment for period ending March 31, 2013 in the amount of $129 thousand related to discontinued operations.

The Predecessor identified no material separately identifiable intangible assets in 2011 as a result of its acquisitions.

The Company identified other identifiable intangible assets in the amount of $5.1 million as a result of its acquisitions in fiscal year 2013. Amortization expense totaled $.3 million for the three and nine months ended March 31, 2013 for other identifiable intangible assets which reflects amortization expense from acquisition date of August 8, 2012 to current period.

The estimated future amortization expense for the next five years, assuming no change in the gross carrying amount of acquisition intangibles are as follows (in thousands):

Fiscal period ending June 30,	2013	2014	2015	2016	2017	2018
Future intangibles amortization expense	$126	$504	$503	$503	$502	$502

Acquisitions during fiscal year 2013 resulted in an increase in goodwill and intangibles of approximately $11.8 million. The carrying amounts of these assets are as follows (in thousands):

	March 31,	June 30,
	2013	2012
Precision Components	$16,549	$5,123
Flanges and Fitting	1,712	1,712
Wireless	108	—
Total	$18,369	$6,835

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

Unearned revenue consists of customer deposits for the development of molds used in the manufacturing process. As of March 31, 2013 and June 30, 2012 unearned income was $989 thousand and $132 thousand respectively. The Company recognizes revenue and the related expenses when the customer approves the mold for production. Accordingly, as of March 31, 2013 and June 30, 2012, the Company and Predecessor have incurred costs of $1.3 million and $101 thousand, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheet.

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

Revenue from the sale of goods is recognized when the following conditions are satisfied: (1) the Company and the Predecessor have transferred to the buyer the significant risks and rewards of ownership of the goods; (2) the Company and the Predecessor retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold; (3) the amount of revenue can be measured reliably; (4) it is probable that the economic benefits associated with the transaction will flow to the entity; and (5) the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Research and Development Costs

Research and development costs are expensed as incurred. The majority of these expenditures consist of salaries for engineering and manufacturing personnel and fees paid to consultants for services rendered. For the three months ended March 31, 2013 and April 1, 2012, the Company incurred $160 thousand and $200 thousand, respectively, and for the nine months ended March 31, 2013 and April 1, 2012, the Company incurred $557 thousand and $635 thousand, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statement of income.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, notes and accounts receivable, accrued liabilities, and notes and accounts payable. It is management’s opinion that the Company is not exposed to significant interest rate or credit risks arising from these instruments. The fair values of these financial instruments approximate their carrying values.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the nine months ended March 31, 2013 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2013. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Presentation of Certain Taxes

The Company collects various taxes from customers and remits these amounts to applicable taxing authorities. The Company’s accounting policy is to exclude these taxes from revenues and cost of sales.

Advertising

Advertising costs are charged to operations when incurred. Total advertising costs for the three months ended March 31, 2013 and April 1, 2012 was approximately $25 thousand and $23 thousand, respectively and for the nine months ended March 31, 2013 and April 1, 2012 was approximately $61 thousand and $66 thousand, respectively.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 intends to help the Company improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in the Company’s financial statements. ASU 2013-02 does not amend any existing requirements for reporting net income or OCI in the Company’s financial statements. ASU 2013-02 is effective for annual and interim reporting periods beginning after December 15, 2012.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted. The Company is currently evaluating the impact that the adoption will have on the determination or reporting of its financial results.

NOTE C – INVENTORY

Inventories consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Raw Materials and Supplies	$2,902	$1,332
Work In Process	5,149	768
Finished Goods	3,378	1,594
	11,429	3,694
Less: Reserve for Obsolescence	206	45
	$11,223	$3,649

NOTE D – PLANT and EQUIPMENT

Plant and equipment consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Land	$1,197	$—
Building and Improvements	12,859	2,201
Machinery and Equipment	18,288	8,058
Office Equipment	270	528
Leasehold Improvements	65	44
Automobiles	186	147
Construction in Process	479	146
	33,344	11,124
Less: Accumulated Depreciation	8,736	6,651
	$24,608	$4,473

NOTE E – LONG-TERM DEBT

Long-term debt payable consists of the following:

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase of Precision Castparts Corp.’s (“PCC”) interest in Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date.

The Credit facility is described as follows :	Balance as of (in thousands)

	Mar 31, 2013	Jun 30, 2012
Revolving line of credit not to exceed $10.0 million with a maturity date of August 8, 2015; collateralized by accounts receivable and inventory; the amount available from this line is determined by a monthly borrowing base. Interest is accrued and payable monthly.	$4,191

Term Loan A in the amount of $3.6 million, collateralized by equipment payable in equal monthly payments of $60 thousand plus accrued interest, with a maturity date of August 8, 2017.	$3,191

Term Loan B (commercial mortgage) in the amount of $5.5 million payable in equal monthly installments of $18 thousand plus accrued interest with maturity date of August 8, 2022, with a five year call option.	$5,342

Term Bridge Loans-amounting to $8.9 million consisting of :
a) $6.9 million with interest only payments for the first 6 months and 23 monthly principal payments of $300 thousand plus interest with maturity date of February 8, 2015.	$6,248
b) $2.0 million, with interest rate at one month Libor + 400 bps with a 5% floor; payable in 6 equal payments of $341 thousand plus accrued interest with maturity date of February 8, 2013.	$0

Subtotal	18,972

Convertible Note Payable to Precision Castparts in the amount of $17.6 million; due at 8/8/2017; interest is equal to the Five-Year U.S. Treasury Note Constant Maturity rate adjusted on each anniversary and is paid on a quarterly basis; this Note is subordinated to the first priority security interest of TD Bank, N.A. Subject to certain terms of the agreement the Holder has the option to convert outstanding principal and unpaid interest into shares of the Company’s Common Stock.	17,600

Notes Payable to bank; these notes were all paid off as part of the Business Combination on August 8, 2012		6,868

Total Long-Term Debt from Continuing Operations	$36,572	$6,868
Less: Current Portion from Continuing Operations	(8,732)	(1,491)
Total Long-Term Debt Less Current Portion	$27,840	$5,377

NOTE E – LONG TERM DEBT (continued)

Maturities are as follows on notes payable and Line of Credit at March 31, 2013:

2013	$8,732
2014	4,541
2015	1,099
2016	941
2017	18,301
2018 – 2022	2,958

An economic hedging instrument was required through the Bank to synthetically convert the floating rate to an indicative fixed rate on 50% of the notional amounts of Term Loan A and Term Loan B for a term of five years. Fixed rate through a derivative swap was locked in at the time the Swap was executed; the swap is discussed in Note F.

Certain loans are subject to financial and non-financial covenants established by the bank; compliance is determined on an annual basis using audited and consolidated financial statements. As of March 31, 2013 and June 30, 2012 the Company was in compliance with all covenants.

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

The terms of the outstanding swaps as of March 31, 2013 were as follows:

Associated Debt	Notional Amount (thousands)	Effective Date	Fixed Rate Paid	Variable Rate Received	Fair Value (thousands)	Swap Termination Date
Term Loan A	$1,595	8-Aug-2012	0.85%	LIBOR*	$11	8-Aug-2017
Term Loan B	$2,671	8-Aug-2012	1.10%	LIBOR*	$36	8-Aug-2017

*One month London Interbank Offered Rate

The Company estimated the fair value of these instruments based on a market position at close of business March 28, 2013 and on such basis determined the fair value adjustment to be $28 thousand.

Termination of Swap prior to maturity will be settled at market value and may result in a payment to or from borrower determined at the time of termination.

The swaps are classified within Level 2 of the Fair Value Hierarchy.

NOTE G – BENEFIT PLANS

401(k) Plan

Each of the operating entities of the Predecessor sponsors a 401(k) plan and matches employee contributions as determined by resolution of the Board on an annual basis. The employer contribution criteria currently varies by operating entity. The amount charged to expense under the Plan was $74 thousand and $50 thousand for the three months ended March 31, 2013 and April 1, 2012, respectively, and $193 thousand and $139 thousand for the nine months ended March 31, 2013 and April 1, 2012, respectively.

Cash Incentive Plan

Certain full-time salaried employees of the Company are covered under a contributory cash incentive plan. The Company’s contributions are based on amounts established at the discretion of the Board. The Company’s contributions to this plan for the three months ended March 31, 2013 and April 1, 2012 were $135 thousand and $191 thousand, respectively, and for the nine months ended March 31, 2013 and April 1, 2012 were $348 thousand and $469 thousand, respectively.

NOTE H – COMMITMENTS

The Company leases land, facilities and equipment under various non-cancellable operating lease agreements expiring through August 31, 2017 and contain various renewal options.

At March 31, 2013, future rental commitments under non-cancellable operating leases were as follows (in thousands):

March 31,
2013	$450
2014	454
2015	273
2016	213
2017	184
Thereafter	112

Rent expense was $119 thousand and $70 thousand for the three months ended March 31, 2013 and April 1, 2012, respectively, and $331 thousand and $228 thousand for the nine months ended March 31, 2013 and April 1, 2012, respectively.

The Company entered into an employee agreement with its president and CEO dated March 1, 2011. The agreement will expire February 24, 2014, with an automatic one year renewal option. The President and CEO’s annual salary is $267.3 thousand and he is eligible for benefits as provided to similar situated employees of QMT.

NOTE I – CUSTOMER AND SUPPLIER CONCENTRATION RISK

The Company had sales from operations to four and three customers for the nine months ended March 31, 2013 and April 1, 2012 that represented approximately 37.8% and 33% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. At March 31, 2013 and June 30, 2012 these customers represented approximately 35.9% and 5.5%, respectively, of our net trade accounts receivable.

At March 31, 2013 and June 30, 2012, respectively, there was no concentration in the volume of business above 5% transacted with a particular supplier(s) for which the Company had no alternative sources of supply.

NOTE J – FLOMET SHARE OPTION NOTE RECEIVABLE

At March 31, 2013 and June 30, 2012 the Company had a balance of notes receivable related to financed options in the amounts of $272 thousand and $303 thousand. Payments on the notes receivable are to be made from incentive compensation earned by the optionee. In the event insufficient incentive compensation is earned by the optionee to meet the principal payments due under the note receivable, the payments can be waived until sufficient incentive compensation is earned. The note has been classified as a reduction of equity.

NOTE K – EARNINGS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. As of March 31, 2013 the Company had no outstanding stock options, therefore there was no computation of effect of dilutive securities. In addition, the net effect of the convertible debt is immaterial to the dilutive calculation.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Nine Months Ended
	March 31,			April 1,
	2013			2012
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic EPS:
Net Earnings from Continuing Operations	$1,865	5,439	$0.34	$3,664	4,030	$0.91
Net Loss from Discontinued Operations	(408)	5,439	(0.08)	(95)	4,030	(0.02)
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Diluted earnings per share	$1,457	5,439	$0.27	$3,569	4,030	$0.89

	For the Three Months Ended
	March 31,			April 1,
	2013			2012
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic EPS:
Net Earnings from Continuing Operations	$1,020	5,673	$0.18	$1,334	4,030	$0.33
Net Loss from Discontinued Operations	(268)	5,673	(0.05)	(49)	4,030	(0.01)
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Diluted earnings per share	$752	5,673	$0.13	$1,285	4,030	$0.32

NOTE L - INCOME TAXES

The current income tax provision for the three months ended and nine months ended March 31, 2013 is $188 thousand. In addition, for the three months ended March 31, 2013, there were $119K thousand in local foreign taxes paid.

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

As of March 31, 2013, our net deferred tax assets of $2,064 thousand are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

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

NOTE M – SEGMENT INFORMATION

The Predecessor operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings. Prior to August 8, 2012 the Company operated under two reportable business segments: Precision Components and Flanges & Fittings. The Precision Components segment included results of its precision miniature components manufacturing subsidiary, FloMet, as well as its hermetic sealing manufacturing subsidiary, TeknaSeal. The Flanges & Fittings business segment included the results of the remaining two subsidiaries specializing in the manufacture and distribution of carbon, stainless and alloy flanges and fittings, namely GF&F and TubeFit, which is currently classified as a discontinued operation. Subsequent to the acquisitions on August 8, 2012, the Company has operated three business segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

NOTE M – SEGMENT INFORMATION (continued)

During the third quarter of fiscal 2013, the Company made the decision to discontinue operation of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

Summarized segment information for our three continuing segments for the three and nine months ended March 31, 2013 and April 1, 2012 is as follows:

	For the nine months ended (in thousands)
	03/31/2013	04/01/2012
Net sales:
Precision Components	$42,555	$16,640
Flanges and Fittings	4,925	6,079
Wireless	1,499	—
Consolidated net sales	$48,979	$22,719
Operating Costs:
Precision Components	37,356	12,941
Flanges and Fittings	4,518	5,307
Wireless	1,779	—
Consolidated Operating Costs	$43,653	$18,248
Segment operating income/(loss) from continuing operations:
Precision Components	5,199	3,699
Flanges and Fittings	407	772
Wireless	(280)	—
Corporate Expense	(2,757)	(337)
Total segment operating income from continuing operations	$2,569	$4,134
Interest expense, net	(538)	(349)
Gain on bargain purchase	381	—
Other non-operating income(expense)	(41)	119
Non- Operating Income (Expenses)	$(198)	$(230)
Consolidated income from continuing operations before income tax expense and non-controlling interest	$2,371	$3,904

NOTE M – SEGMENT INFORMATION

	For the three months ended (in thousands)
	03/31/2013	04/01/2012
Net sales:
Precision Components	$16,147	$5,656
Flanges and Fittings	1,560	1,910
Wireless	541	—
Consolidated net sales	$18,248	$7,566
Operating Costs:
Precision Components	14,505	4,348
Flanges and Fittings	1,480	1,659
Wireless	559	—
Consolidated Operating Costs	$16,544	$6,007
Segment operating income (loss) from continuing operations:
Precision Components	1,642	1,308
Flanges and Fittings	80	251
Wireless	(18)	—
Corporate Expense	(104)	(292)
Total segment operating income from continuing operations	$1,600	$1,267
Interest expense, net	(146)	(99)
Gain on bargain purchase	—	—
Other non-operating income(expense)	(65)	44
Non- Operating Income (Expenses)	$(211)	$(55)
Consolidated income from continuing operations before income tax expense and non-controlling interest	$1,389	$1,212

Capital Expenditures:
Precision Components	$297	$553
Flanges and Fittings	15	34
Wireless	—	—
Consolidated Capital Expenditures	$312	$587

Depreciation Expense:
Precision Components	$1,942	$482
Flanges and Fittings	76	70
Wireless	67	—
Consolidated Depreciation Expense	$2,085	$552

NOTE N – RELATED PARTY TRANSACTIONS

Quadrant Management Inc. (“Quadrant”) is under common control with Brean Murray Carret Group, Inc. (“Brean Murray”). Quadrant indirectly owned 74% of the membership interests of QMT prior to the acquisition. Brean Murray is the controlling shareholder of ARC. Brean Murray and Quadrant are under common control and therefore Brean Murray, Quadrant, ARC and QMT are affiliates under common control. Specifically, Brean Murray controls 100% of the ownership interests of Quadrant as well as, via certain wholly-owned intermediaries, 63.7% of the shares of ARC.

Pursuant to the original terms of the ARC Advisory Agreement entered into on January 21, 2009 (the “ARC Advisory Agreement”), Quadrant has provided ARC financial advisory and business consulting services, including restructuring services. In consideration for the restructuring services provided by Quadrant since November 2008 and for ongoing services, ARC originally agreed to pay Quadrant the following compensation: (1) an initial cash fee of $250 thousand upon signing the ARC Advisory Agreement; (2) an annual fee of the greater of: (i) $250 thousand; (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items (“EBITDA”) for the current financial year over preceding year; or (iii) 20% of reported EBITDA for the current financial year; and (3) all reasonable out-of-pocket expenses incurred by Quadrant in performing services under the ARC Advisory Agreement.

The ARC Advisory Agreement technically provides Quadrant the right to receive 20% of ARC’s EBITDA, even if such EBITDA is derived from the QMT Acquisition and the AFT Acquisition. However, Quadrant has granted waivers to certain provisions of the ARC Advisory Agreement (the “Quadrant Waiver”), such that: (I) in calendar year 2012 Quadrant shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2012 less the combined EBITDA of QMT and AFT for the twelve months ending February 29, 2012 less the EBITDA of ARC for the twelve months ending December 31, 2011; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012; and (II) in calendar year 2013 Quadrant shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2013 less the EBITDA of ARC for the twelve months ending December 31, 2012; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012. The ARC Advisory Agreement has been further revised such that it shall no longer extend for additional one-year periods after its expiration on December 31, 2013 in the absence of written termination notice by either party.

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

In addition, Quadrant and QMT have entered into a non-exclusive financial advisory agreement (the “QMT Financial Advisory Agreement”), whereby Quadrant performs ongoing consulting and advisory services for QMT through Quadrant personnel (acting at all times as independent contractors to QMT). The scope of such services includes business consulting services, financial advisory services, and other services. In consideration for such services, on April 1, 2012 QMT commenced paying an annual cash fee to Quadrant of $250 thousand to be paid in quarterly installments. QMT shall reimburse Quadrant for all reasonable out-of-pocket costs and expenses incurred by Quadrant in connection with the performance of its services. The QMT-Quadrant financial advisory agreement continues in effect following the acquisition of QMT by the Company and will remain effective through December 31, 2013 in accordance with the Amendment to the QMT Financial Advisory Agreement.

NOTE N – RELATED PARTY TRANSACTIONS (continued)

As a result of the accounting for the reverse merger, the statement of operations reflect only the fees earned by Quadrant for financial advisory services provided to QMT prior to August 8, 2012 and subsequent to August 8, 2012, fees earned by Quadrant for financial advisory services provided to ARC and QMT.

As of March 31, 2013 and April 1, 2012, the Company owed $362 thousand and $537 thousand, respectively to Quadrant Management Inc. Fees earned by Quadrant for the nine months ending March 31, 2013 and April 1, 2012 were $513 thousand and $413 thousand, respectively. Fees earned by Quadrant for the three months ending March 31, 2013 and April 1, 2012 were $163 thousand and $188 thousand, respectively.

In addition, the following officers and directors of ARC are also affiliated with Quadrant and Brean Murray: Mr. Jason Young, the Company’s Chairman, has been a Managing Director at Quadrant since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management- or director-level roles. Mr. Theodore Deinard, who served as the Company’s Interim Chief Executive Officer and as a director of the Company during the period covered by this Report, is a Managing Director of Quadrant (on April 29, 2013, Mr. Deinard resigned as the Interim Chief Executive Officer of the Company and as a member of the Company’s Board of Directors). Ms. Keerat Kaur is a Vice President of Quadrant and the Corporate Secretary of ARC. Mr. Deinard is also related by marriage to an officer of Quadrant. Mr. Jason Young and Mr. Alan Quasha, an officer of Quadrant, each serve on the Board of Directors of QMT and receive fees for such services. Messrs, Young and Deinard recused themselves from all deliberations and voting of the Board in respect of the QMT Acquisition matters. Mr. Young, Mr. Deinard and Ms. Kaur do not directly own any shares of ARC in their own respective names and are not deemed to beneficially own Company shares through any entities other than Brean Murray or Quadrant. Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Brean Murray.

During the year ending June 30, 2012, FloMet redeemed membership units owned by certain members and sold them to Quadrant Management, Inc. The total purchase/selling price of the membership units was $393 thousand. The total amount receivable pursuant to the purchase of these units from Quadrant Management, Inc. as of March 31, 2013 and June 30, 2012 was $0 and $197 thousand, respectively. The total amount due to the former members as of March 31, 2013 and June 30, 2012 was $0 and $197 thousand, respectively.

During fiscal year ending June 30, 2012, FloMet loaned its president $303 thousand. The balance due to FloMet as of March 31, 2013 and June 30, 2012 was $272 thousand and $303 thousand. Interest accrued at March 31, 2013 associated with this loan amounted to $3 thousand.

As of March 31, 2013 Quadrant Metals Technologies owed its members $20 thousand for state income tax withheld on membership distributions.

NOTE O – DISCONTINUED OPERATIONS

During the third quarter of fiscal year 2013, the Company made the decision to discontinue operation of TubeFit, which was previously included within its Flanges & Fittings segment. The current inventory and equipment are expected to be sold in the fourth quarter of fiscal year 2013. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented. Results for discontinued operations for the three and nine months ended March 31, 2013 and April 1, 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Net sales from discontinued operations	$105	$345	$348	$366

Operating loss from discontinued operations	$(121)	$(55)	$(266)	$(106)

Other income (expense)	$(129)	$—	$(142)	$—

Loss from discontinued operations	$(250)	$(55)	$(408)	$(106)

The following assets and liabilities of TubeFit were segregated into Assets of Discontinued Operations and Liabilities of Discontinued Operations as appropriate in the balance sheet as of March 31, 2013 and June 30, 2012 as follows (in thousands):

	March 31, 2013	June 30, 2012

Accounts receivable, net	$29	$121
Inventories, net	$474	$224
Prepaid/Other Current Assets	$13	$17
Property and Equipment, net	$25	$40
Goodwill	$—	$129
Other	$—	$12
Assets of Discontinued Operations	$541	$543

Accounts payable	$71	$5
Accrued expenses	$11	$2
Liabilities of Discontinued Operations	$82	$7

NOTE P - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after March 31, 2013 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

NOTE P - SUBSEQUENT EVENTS (continued)

The Company entered into an Asset Purchase Agreement with Service Metal Products Company effective April 1, 2013, agreeing to sell fixed assets and inventory of its’ discontinued operation TubeFit. The agreed upon purchase price was $25 thousand for the fixed assets plus the Company’s aggregate cost of the inventory, which was determined to be $474 thousand. The purchaser will pay the Company in four equal installments, beginning May 1, 2013. The carrying cost of TubeFit’s fixed assets and inventory at March 31, 2013 are $35 thousand and $482 thousand, respectively. The Company recorded adjustments to write down the net realizable value of these assets of $10 thousand and $8 thousand that resulted in a loss of $18 thousand for the quarter ending March 31, 2013.

In addition, the Company entered into a Sublease Agreement with Service Metal Products Company on and effective April 1, 2013. The Sublease Agreement will run coterminous with the term of the Prime Lease, which expires March 31, 2017. The Subtenant’s monthly payment amount equals the amount due from TubeFit and will have the right to terminate the Sublease at any time by providing written notice to the Company at least thirty (30) days prior to the effective date of such termination. The lease commitment and its expirations amounts are included in our Note H to the financial statements.

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

ARC BUSINESS OVERVIEW

After completion of the mergers mentioned above, ARC’s operations consist of three groups of companies: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd. During the quarter ended March 31, 2013 Tubefit’s operations were reclassified as discontinued operations.

PRECISION COMPONENTS GROUP

The precision component industry is comprised of a number of significant industries commonly defined by the process and/or type of metal utilized to manufacture the component. Common processes include casting, forging, machining, stamping, powder metallurgy (conventional P/M metal injection molding (“MIM”), and powder forging) and extrusion. Materials range from basic iron and steel to aluminum, magnesium, zinc, precious metals, copper and brass, tin, tungsten, titanium and others. While there are no compiled figures for the total of these markets, it is believed to be in total of hundreds of billions of dollars annually.

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

DISCONTINUED OPERATIONS

TubeFit

TubeFit’s operations consisted of the distribution of imported fittings and both imported and domestic flanges. TubeFit served a segment of the market called the General Commodity Welds Fitting and Flange market. Tubefit is no longer actively operating and the assets and liabilities of Tubefit are presented as discontinued operations in the Company’s financial statements as of March 31, 2013 and June 30, 2012 and the results of operation are presented as discontinued operations for the nine and three months ending March 31, 2013 and April 1, 2012 at its net realizable value.

ARC’s Financial Condition

As of March 31, 2013 the Company had total assets of $69.3 million, consisting of total current assets of $26.1 million, plant and equipment, net of accumulated depreciation, of $24.6 million, and total long term assets of $18.6 million. In comparison, as of June 30, 2012 the Company had total assets of $21.3 million, consisting of total current assets of $9.7 million, plant and equipment, net of accumulated depreciation of $4.5 million, and total long-term assets of $7.2 million. The significant increase of $48.0 million in total assets is mainly attributed to the fair value of assets acquired in the business combination transaction discussed in Note A to the financial statements which amounted to $52.9 million. This amount is offset by $2.4 million in depreciation and amortization and reductions of accounts receivable and inventory in both General Flange and ARC Wireless amounting to approximately $1.0 million.

At March 31, 2013 and at June 30, 2012 the Company had working capital of $8.7 million and $6.0 million, respectively. The increase in working capital was driven by the increase in accounts receivable and inventory largely due to the acquisition of AFT and AFT-Hungary.

At March 31, 2013, the Company’s total current assets of $26.1 million consisted of cash and cash equivalents of $2.6 million, accounts receivable, net of allowance for doubtful accounts, of $11.1 million, inventory of $11.2 million, prepaid expenses and other assets of $0.7 million and current assets of discontinued operations of $0.5 million. Total current liabilities of 17.4 million consisted of current portion of long-term debt in the amount of $4.5 million, line of credit of $4.2 million, accounts payable and accrued liabilities $7.6 million, deferred revenue of $1.0 million, and current liabilities of discontinued operations of $82 thousand.

ARC’s Financial Condition

The Company’s total current assets of $9.7 million as of June 30, 2012, consisted of cash and cash equivalents of $1.5 million, accounts receivable, net of allowance for doubtful accounts of $3.6 million, inventory of $3.6 million, a related party receivable of $0.2 million, prepaid expenses and other assets of $0.4 million, and current assets of discontinued operations of $0.4 million. Total current liabilities of $3.7 million consisted of current portion of long-term debt in the amount of $1.5 million, accounts payable and accrued expenses of $1.7 million, deferred revenue of $0.1 million and a related party payable of $0.4 million.

As of March 31, 2013, long term assets consisted of goodwill and other identifiable intangibles in the amount of $18.4 million, and $0.2 million in other assets. As of June 30, 2012 long term assets consisted of goodwill and other identifiable intangibles in the amount of $6.8 million, $0.2 million in other assets and $0.2 million in assets of discontinued operations. The increase in goodwill and other intangibles is attributed to $11.7 million in intangibles related to the acquisition of AFT and $0.1 million of intangibles related to the reverse acquisition of ARC. The discontinued operations are attributed to Tubefit’s non-current assets at net realizable value.

The Company’s total liabilities and stockholders’ equity were $45.2 million and $24.1 million, respectively, as of March 31, 2013. In comparison, as of June 30, 2012 the Company’s total liabilities and members’ equity were $9.0 million and $12.3 million, respectively. The increase in total liabilities was primarily attributed to the increase in total debt as the result of the acquisition. The change in stockholders’ equity was driven by the increase in additional paid in capital, due to reverse acquisition accounting for the Predecessor’s investment in ARC.

Results of Continuing Operations for the Nine Months Ended March 31, 2013 and April 1, 2012

For the nine months ended March 31, 2013, the Company’s total sales were $49.0 million, and other income including the gain on bargain purchase of $0.4 million. In comparison, total sales were $22.7 million for the nine months ended April 1, 2012 and $.1 million of other income.

The increase in sales of approximately $26.3 million for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 is primarily attributed to incremental sales volume as a result of the acquisition of ARC and AFT, on August 8, 2012. Increased demand in the firearms market has also positively impacted the Company’s sales revenue.

For the nine months ended March 31, 2013, the Company’s total cost of sales and operating expenses were $46.3 million, including cost of sales of $36.2 million, selling, general and administrative expenses of $8.5 million, and nonrecurring merger expenses of $1.6 million. For the nine months ended April 1, 2012, QMTs total cost of sales and operating expenses were $18.5 million, including cost of sales of $13.3 million and selling, general and administrative expenses of $5.2 million. For the nine months ended March 31, 2013, the Company’s other income included $0.4 million in gains on the bargain purchase of ARC offset by interest and miscellaneous expense of $0.6 million; for the nine months ended April 1, 2012 the Company had other expense of $0.3 million attributable to interest expense, offset with other income of $.1 million.

The cost of sales and operating expense increase over prior year is attributed to the acquisition of AFT and ARC on August 8, 2012 resulting in $27.1 million of additional cost of sales and operating expenses for acquired manufacturing volume and $1.6 million of merger expenses.

The Company’s net income before non-controlling interest for the nine months ended March 31, 2013 was $1.7 million compared to earnings before non-controlling interest for the nine months ended April 1, 2012 of $3.8 million. The earnings before non-controlling interest decreased significantly over the prior year due to decreased net income attributed to initial merger and acquisitions costs. The net income as of March 31, 2013 excluding merger expenses and the gain on bargain purchase is $2.9 million.

Results of Continuing Operations for the Nine Months Ended March 31, 2013 and April 1, 2012

Income allocated to the Company’s non-controlling interest was $0.2 million for the nine months ended March 31, 2013 compared to $0.2 million for the nine months ended April 1, 2012.

For the nine months ended March 31, 2013, the Company’s net income attributable to ARC was $1.5 million compared to $3.6 million in net income for the nine months ended April 1, 2012. As noted above, the significant reductions in net earnings for the nine months ended March 31, 2013 over the nine months ended April 1, 2012 were primarily due to nonrecurring merger expenses of $1.6 million.

Results of Continuing Operations for the Three Months Ended March 31, 2013 and April 1, 2012

For the three months ended March 31, 2013, the Company’s total sales were $18.2 million. In comparison, total sales were $7.6 million for the three months ended April 1, 2012.

The increase in sales of approximately $10.6 million for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 resulted from the acquisition of ARC and AFT on August 8, 2012 and recent increased demand from our firearms market segment customers.

For the three months ended March 31, 2013, the Company’s total cost of sales and operating expenses were $16.7 million, including cost of sales of $13.5 million and selling, general and administrative expenses of $3.2 million. For the three months ended April 1, 2012, total cost of sales and operating expenses were $6.3 million, including cost of sales of $4.4 million and selling, general and administrative expenses of $1.9 million. For the three months ended March 31, 2013, the Company had other expense of $0.2 million primarily attributable to interest expense; for the three months ended April 1, 2012 the Company had net other expense of $0.1 million primarily attributable to interest expense.

The cost of sales and operating expense increase over prior year is attributed to the acquisition of AFT and ARC on August 8, 2012 resulting in $10.8 million of additional cost of sales and operating expenses for acquired manufacturing volume.

The Company’s net income before non-controlling interest for the three months ended March 31, 2013 was $0.8 million compared to earnings before non-controlling interest for the three months ended April 1, 2012 of $1.2 million. The earnings before non-controlling interest decreased over the prior year due to increased interest expense associated with long-term debt and higher operating costs as a percentage of sales associated with the lower historical margin levels at the acquired entities AFT and ARC Wireless.

Income allocated to the Company’s non-controlling interest was $80 thousand for the three months ended March 31, 2013 compared to ($0.1) million loss for the three months ended April 1, 2012.

For the three months ended March 31, 2013, the Company’s net income attributable to ARC was $0.8 million compared to $1.3 million in net income for the three months ended April 1, 2012. The difference is driven by $.3 million in other intangible asset amortization expense for the period ending March 31, 2013 and discontinued operations loss of $.25 million which includes the goodwill impairment for TubeFit for the period ending March 31, 2013.

Results of Continuing Operations by Segment: Comparison between Nine Months and Three Months Ended March 31, 2013 and April 1, 2012

Prior to the date of the acquisitions noted above, the Predecessor operated in two business segments, identified as the Precision Components Group, consisting of FloMet and TeknaSeal, and the Flanges and Fittings Group, consisting of GF&F and TubeFit. After completion of the acquisitions mentioned above, ARC operates three business segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd. As noted previously, TubeFit, which was previously reported under the Flanges and Fittings segment has been classified as discontinued operations and therefore is excluded from the segment information below.

The following tables provide the dollar amount and percentage of net sales and operating profit for each reportable segment for the nine months and three months ended March 31, 2013 and April 1, 2012. It is noted that there is no data reflected for the Wireless segment for the nine months or three months ended April 1, 2012 as this date is prior to the reverse acquisition transaction.

Results of Continuing Operations by Segment – Comparison Between The Nine Months Ended March 31, 2013 and April 1, 2012 (in thousands)
				Increase/(Decrease)
	03/31/2013	% of Sales	04/01/2012	% of Sales	$	%
Net sales:
Precision Components	42,555	86.9%	16,640	73.2%	25,915	155.7%
Flanges and Fittings	4,925	10.1%	6,079	26.8%	(1,154)	-19.0%
Wireless	1,499	3.1%	—	0.0%	1,499	0.0%
Consolidated net sales	48,979		22,719		26,260	115.6%
Operating Costs:
Precision Components	37,356	87.8%	12,941	77.8%	24,415	188.7%
Flanges and Fittings	4,518	91.7%	5,307	87.3%	(789)	-14.9%
Wireless	1,779	118.6%	—	0.0%	1,779	0.0%
Consolidated Operating Costs	43,653	89.1%	18,248	80.3%	25,405	139.2%
Segment operating income (loss) from continuing operations:
Precision Components	5,199	12.2%	3,699	22.2%	1,500	40.6%
Flanges and Fittings	407	8.3%	772	12.7%	(365)	-47.3%
Wireless	(280)	-18.6%	—	0.0%	(280)	0.0%
Corporate Expense	(2,757)	-5.6%	(337)	-1.5%	(2,420)	719.4%
Total segment operating income from continuing operations	2,569	5.2%	4,134	18.2%	(1,565)	-37.9%
Interest expense, net	(538)	-1.1%	(349)	-1.5%	(189)	-54.0%
Gain on bargain purchase	381	0.8%	—	0.0%	381	0.0%
Other non-operating income(expense)	(41)	-0.1%	119	0.5%	(160)	-134.3%
Non- Operating Income(Expenses)	(198)	-0.4%	(230)	-1.0%	32	14.4%
Consolidated income from continuing operations before income tax expense and non-controlling interest	2,371	4.8%	3,904	17.2%	(1,533)	-39.2%

Results of Continuing Operations by Segment – Comparison Between The Three Months Ended March 31, 2013 and April 1, 2012 (in thousands)
				Increase/(Decrease)
	03/31/2013	% of Sales	04/01/2012	% of Sales	$	%
Net sales:
Precision Components	16,147	88.5%	5,656	74.8%	10,491	185.5%
Flanges and Fittings	1,560	8.5%	1,910	25.2%	(350)	-18.3%
Wireless	541	3.0%	—	0.0%	541	0.0%
Consolidated net sales	18,248		7,566		10,682	141.2%
Operating Costs:
Precision Components	14,505	89.8%	4,348	76.9%	10,157	233.6%
Flanges and Fittings	1,480	94.9%	1,659	86.9%	(179)	-10.8%
Wireless	559	103.2%	—	0.0%	559	0.0%
Consolidated Operating Costs	16,544	90.7%	6,007	79.4%	10,537	175.4%
Segment operating income (loss) from continuing operations:
Precision Components	1,642	10.2%	1,308	23.1%	334	25.5%
Flanges and Fittings	80	5.1%	251	13.1%	(171)	-68.2%
Wireless	(18)	-3.2%	—	0.0%	(18)	0.0%
Corporate Expense	(104)	-0.6%	(292)	-3.9%	188	-64.7%
Total segment operating income from continuing operations	1,600	8.8%	1,267	16.8%	333	26.3%
Interest expense, net	(146)	-0.8%	(99)	-1.3%	(47)	-48.2%
Gain on bargain purchase	—	0.0%	—	0.0%	—	0.0%
Other non-operating income(expense)	(65)	-0.4%	44	0.6%	(109)	-247.4%
Non- Operating Income(Expenses)	(211)	-1.2%	(55)	-0.7%	(156)	-286.8%
Consolidated income from continuing operations before income tax expense and non-controlling interest	1,389	7.6%	1,212	16.0%	177	14.6%

Precision Components

Precision Components’ sales were $42.6 million for the nine months ended March 31, 2013, compared to sales of $16.6 million for the nine months ended April 1, 2012, an increase of $25.9 million. Operating income was $5.2 million for the nine months ended March 31, 2013 compared to $3.7 million for the nine months ended April 1, 2012, an increase of $1.5 million. Segment operating income as a percent of segment sales for the nine months ended March 31, 2013 decreased to 12.2 percent from 22.2 percent of segment sales for the nine months ended April 1, 2012.

Precision Components’ sales were $16.1 million for the three months ended March 31, 2013, compared to sales of $5.7 million for the three months ended April 1, 2012, an increase of $10.5 million. Operating income was $1.6 million for the three months ended March 31, 2013 compared to $1.3 million for the three months ended April 1, 2012, an increase of $0.3 million. Segment operating income as a percent of segment sales for the three months ended March 31, 2013 decreased to 10.2 percent from 23.1 percent of segment sales for the three months ended April 1, 2012.

Precision Components

Sales for the Precision Components segment increased, by $10.4 million or 185.5 percent, comparing the three months ended March 31, 2013 to the three months ended April 1, 2012 primarily due to the acquisitions of AFT and AFT-HU on August 8, 2012 and the inclusion of their operating results in this segment, which increased sales by $11.0 million and was slightly offset by $.6 million decrease in revenues for FloMet and TeknaSeal reflecting the general slowing economy.

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

Flanges & Fittings

Flanges and Fittings’ sales were $4.9 million for the nine months ended March 31, 2013, compared to sales of $6.1 million for the nine months ended April 1, 2012. Segment operating income was $0.4 million for the nine months ended March 31, 2013, compared to segment operating income of $0.8 million for the nine months ended April 1, 2012. Segment operating income, as a percent of segment sales, for the nine months ended March 31, 2013 decreased to 8.3 percent from 12.7 percent of segment sales for the nine months ended April 1, 2012.

Flanges and Fittings’ sales were $1.6 million for the three months ended March 31, 2013, compared to sales of $1.9 million for the three months ended April 1, 2012. Segment operating income was $.1 million for the three months ended March 31, 2013, compared to segment operating income of $0.3 million for the three months ended April 1, 2012. Segment operating income, as a percent of segment sales, for the three months ended March 31, 2013 decreased to 5.1 percent from 13.1 percent of segment sales for the three months ended April 1, 2012.

The reduction in revenues and operating income reflects the impact of the slowing in the general economy in the quarter in addition to the significant impacts of Hurricane Sandy on our customer base in the Northeast US. Additionally, the decision was made in the quarter to discontinue operations of Tubefit due to the subsidiary’s continuing inability to generate adequate sales volume and positive income as a result of significant price competition in the Southwest U.S. geographic market.

Flanges & Fittings

We have made certain cost reductions in our General Flange operation to reduce our operating costs as the Northeast recovers and demand in that geographic market improves as reconstruction projects get underway with the improved weather in the area.

As with our Precision Components segment, the Flanges & Fittings segment is witnessing a slight slowdown in overall demand from its customers due to the sluggish US economy. However, we remain optimistic about the overall prospects of the Flanges & Fittings industry. The increasing attention on energy, chemical manufacturing, food processing, and other industries requiring flow management all appear to position General Flange and Forge for future growth. GF&F is focused on continuing to expand its customer base in 2013, particularly with the instrumentation market segment and the energy segment by marketing flanges rated for higher pressure applications than current product lines.

Wireless

Wireless sales were $1.5 million for the nine months ended March 31, 2013. Segment operating loss was $.3 million for the nine months ended March 31, 2013. Segment operating loss, as a percent of segment sales, for the nine months ended March 31, 2013 was -18.6 percent.

Wireless sales were $.5 million for the three months ended March 31, 2013. Segment operating loss was $18 thousand for the three months ended March 31, 2013. Segment operating loss, as a percent of segment sales, for the three months ended March 31, 2013 was -3.2 percent. In the third quarter fiscal year 2013 cost reduction efforts were implemented for ARC Wireless to minimize the operating loss for the quarter and structure the organization for improved operating performance going forward.

Financial Condition (in millions)

	March 31, 2013	June 30, 2012
Current ratio (1)	1.5 to 1	2.6 to 1
Working capital (2)	$8.7	$6.0
Total debt	$36.6	$6.8
Total cash less debt	$(33.9)	$(5.4)
Stockholders’ equity	$24.1	$12.3
Total liabilities to equity	1.9 to 1	0.7 to 1

(1) Current ratio is calculated as current assets divided by current liabilities.

(2) Working capital is the difference between current assets and current liabilities.

At March 31, 2013 the cash balance is $2.6 million, current assets of $26.1 million and current liabilities of $17.4 million. We believe that we have the ability to provide for our fiscal 2013 operational needs through projected operating cash flow and cash on hand.

The net cash provided by operating activities was $3.3 million for the nine months ended March 31, 2013, compared to net cash provided by operating activities of $4.7 million for the nine months ended April 1, 2012, primarily attributed to the reduced net income in fiscal year 2013 as a result of the $1.6 million in merger expenses.

The net cash used in investing activities was $31.3 million for the nine months ended March 31, 2013, compared to $1.0 million for the nine months ended April 1, 2012. During the nine months ended March 31, 2013 and April 1, 2012, $312 thousand and $587 thousand, respectively, was invested in manufacturing equipment to drive an increase in production efficiencies through automation and improvements. The remaining year over year difference is attributed to the assets acquired in the business combination.

The net cash provided by financing activities was $29.1 million for the nine months ended March 31, 2013 consisting mostly of debt proceeds to finance the AFT Acquisition, offset with the repayment of outstanding QMT loans, and $569 thousand in distributions to members and non-controlling interest members. The net cash used in financing activities was $1.8 million for the nine months ended April 1, 2012, of which approximately $1.2 million were distributions to members.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and the person performing the similar function as Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

** Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP WORLDWIDE, INC.

Date: May 14, 2013	By:	/s/ Robert Marten
		Name:	Robert Marten
		Title:	Chief Executive Officer

Date: May 14, 2013	By:	/s/ Norma Caceres
		Name:	Norma Caceres
		Title:	Chief Financial Officer

