Form 10-K
period 2013-06-30
ARC Group Worldwide, Inc.
filed 2013-10-04
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

ARC Group Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Utah

(State or other jurisdiction of incorporation or organization)

000-18122	87-0454148
(Commission File Number)	(IRS Employer Identification Number)

810 Flightline Blvd.
Deland, FL 32724
(Address of principal executive offices including zip code)

(386) 736-4890
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

$.0005 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 878,172 shares of common stock at a price of $6.04 per share for an aggregate market value of $5,304,159. The aggregate market value of the voting stock held by non-affiliates is computed by reference to the closing price of shares of common stock of the registrant on December 31, 2012 at $6.04 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 4, 2013, there were 5,877,683 shares of the registrant’s $.0005 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2013.

ARC Group Worldwide, Inc.

Form 10-K for the year ended June 30, 2013

PART I

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Annual Report may contain certain statements about ARC that are or may be “forward-looking statements” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those under the caption “Risk Factors” contained herein. In addition, these statements are based on a number of assumptions that are subject to change. The forward-looking statements contained in the information in this Annual Report may include all other statements in this document other than historical facts. Without limitation, any statements preceded or followed by, or that include the words “targets”, “plans”, “believes”, “expects”, “aims”, “intends”, “will”, “may”, “anticipates”, “estimates”, “approximates”, “projects”, “seeks”, “sees”, “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements. Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses and future prospects; (ii) business and management strategies and the expansion and growth of ARC; (iii) the effects of government regulation on ARC’s business, and (iv) our plans, objectives, expectations and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements. Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire and successfully integrate attractive acquisition targets, expected earnings of ARC; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability our customers to access required capital at a reasonable costs; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risk factors as disclosed herein under the caption “Risk Factors”. Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

Due to such uncertainties and risks, readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. ARC undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent legally required. Nothing contained herein shall be deemed to be a forecast, projection or estimate of the future financial performance of ARC unless otherwise expressly stated.

ITEM 1.	BUSINESS

ARC Business Overview

ARC Group Worldwide, Inc. (referred to herein as the "Company" or "ARC") was organized under the laws of the State of Utah on September 30, 1987.

ARC is a diversified, global manufacturing company.  ARC’s mission is to bring innovation to traditional manufacturing.  ARC seeks to accomplish this through building technologically advanced, niche manufacturing businesses in the US and abroad.  ARC views the coming resurgence of US manufacturing as a significant opportunity, through the advent, and continued adoption of automation, robotics, artificial intelligence and lower domestic energy prices.  However, ARC continues to seek opportunities both in the developed and developing world, in order to adapt to the global manufacturing supply chain as it continues to evolve.

ARC is focused on building its core manufacturing businesses in precision components, flanges, fittings and wireless equipment.  The Company focuses on building these units through organic growth, as well as vertical and horizontal acquisitions.  In addition to making acquisitions that are strategic to ARC, the Company will continue to evaluate new manufacturing niches that fit into its broader objectives, which are bringing manufacturing back to the US, bringing technology to traditional manufacturing, as well as optimally position the Company within the global manufacturing supply chain.

ARC operates three reportable segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal LLC; the Flanges and Fittings Group, consisting of General Flange & Forge LLC; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd. During the third quarter of fiscal 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented.

Completion of Merger

Effective August 8, 2012, ARC Group Worldwide, Inc. acquired all of the shares of Quadrant Metals Technologies LLC (“QMT”) pursuant to a Membership Interest Purchase Agreement, dated as of April 6, 2012 with Quadrant Management, Inc. (“QMI”), QMT, QMP Holding Corp., QTS Holding Corporation, John Schoemer, Arlan Clayton, Robert Marten, QMT and Carret P.T., LP (the “QMT Acquisition Agreement”). The QMT Acquisition Agreement provided for the acquisition of QMT by the Company, as described in further detail in the Company’s Definitive Proxy Statement, as filed with the U.S. Securities & Exchange Commission on July 16, 2012, which is incorporated herein by reference thereto (such acquisition is referred to herein as the “QMT Acquisition”).

QMT’s subsidiaries include FloMet LLC (“FloMet”), TeknaSeal LLC (“TeknaSeal”), General Flange & Forge LLC (“General Flange & Forge” or “GF&F”) and TubeFit LLC (“TubeFit”) (the “QMT Group”). The QMT Group companies participate in several significant metal component fabrication market segments providing high quality fabricated metal components to some of the fastest growing industries, among them medical devices, firearms, electronic devices, and the fluid handling industries – including energy (oil, gas, power plants, etc.). While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

The QMT Acquisition was accounted for as a "reverse acquisition" as a result of a change in control of the Company, and QMT was deemed to be the accounting acquirer in the acquisition. The financial statements for periods prior to August 8, 2012 reflect only the operations of QMT. ARC’s historical accumulated deficit for periods prior to August 8, 2012, in the amount of $10.2 million was eliminated against additional paid in capital, and the accompanying financial statements present the previously issued shares of ARC common stock as having been issued pursuant to the merger on August 8, 2012. The shares of common stock issued to QMT pursuant to the merger are presented as having been outstanding for since July 1, 2011. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor have been eliminated in the financial statements.

Our Company

Precision Components Group

The precision component industry is comprised of a number of significant industries commonly defined by the process and/or type of metal utilized to manufacture the component. Common processes include casting, forging, machining, stamping, powder metallurgy (conventional P/M metal injection molding ("MIM"), and powder forging) and extrusion. MIM is a metallurgical fabrication process that allows complex parts to be produced in quantity and at a lower cost than comparable machining or other metalworking processes. The MIM process can be utilized to produce parts in a range of alloys including carbon and low alloy steels, stainless steels, magnetic materials, copper, and exotic alloys such as Inconel and titanium. The worldwide market for precision metal components is believed to total hundreds of billions of dollars annually.

The Precision Components Group companies participate in several significant metal component fabrication market segments providing high quality fabricated metal components and the hermetic sealing of certain components to market leading companies in some of the fastest growing industries, among them medical devices, firearms, automotive, consumer durables, and electronic devices.

FloMet

 FloMet is a custom manufacturer of small precision metal components – a market estimated to be in excess of $100 billion annually. FloMet is recognized as a world-wide leader in the use of metal injection molding technology to manufacture precision miniature components utilizing its proprietary MIM process. FloMet is acknowledged as one of the pioneers and leading innovators in MIM and customized materials technology, backed by more than 25 years of experience in making high precision small metal components. FloMet’s ability to custom blend feedstocks allows it to manufacture components to either industry standards or customized metal alloy formulations. FloMet specializes in highly corrosion resistant stainless steels, but also manufactures components in carbon and alloy steels, nickel, cobalt-chrome, copper, bronze, and other alloys. Part sizes range from less than a gram to approximately one pound.

MIM technology is increasingly used to manufacture high volume miniature metal components that require specialized material properties or complex design. The worldwide MIM market is estimated to be in excess of $1.2 billion annually with recent annual growth rates of over 20% compounded as the technology receives increasing acceptance as a cost-effective and reliable solution to the challenges of high volume manufacture of tightly-toleranced small metal components. As one of the early movers in MIM technology, FloMet has extensive experience developing diverse customer applications, providing the company with a considerable competitive advantage in miniature component manufacturing. FloMet primarily serves the medical devices / surgical instruments, orthopedics, health / hearing, dental, industrial and firearms markets.

FloMet Customers

FloMet’s major market is medical devices, accounting for approximately 60% of total revenues. Orthodontics and Dental Equipment components represent approximately 20% of revenues. A relatively new and growing market for FloMet is the Health and Hearing market, representing approximately 10% of FloMet’s sales. FloMet developed a proprietary RF shielding alloy and thin-wall manufacturing process for this market. FloMet estimates that this business will double in the next few years as new applications are developed utilizing its proprietary capabilities by major hearing aid manufacturers. The remaining 10% of sales are to a variety of customers in Orthopedic, Firearms, Defense, and Industrial market segments.

FloMet is a custom manufacturer of customer-designed components. FloMet assists the customer with design recommendations to improve manufacturability and reduce costs but does not accept product design responsibility. FloMet’s manufacturing processes are carefully controlled utilizing a variety of sophisticated process controls and quality checks to ensure that each part shipped meets exacting customer specifications and quality requirements. Most of FloMet’s business relationships are longstanding, and include the sale of components that FloMet has produced for over 10 years. This is primarily a reflection of FloMet’s performance on an ongoing basis in meeting and exceeding customer expectations in quality, delivery, and total cost.

FloMet Growth Strategy

FloMet’s growth strategy is to deepen relationships with its existing customer base, and expand its offerings to new customers and new applications by continuing to provide superior value and position the company as their primary development source for new MIM applications.

FloMet Competitors

FloMet’s competition includes both other MIM manufacturers and competing technologies such as precision machining and investment casting for certain applications. The domestic MIM industry is projected to be approximately $350 million in size. There are about 40 identified MIM manufacturers involved in contract manufacturing and perhaps a dozen or so captive operations. The European market is projected to be approximately $350 million in size and the Asian market is approximately $550 million – primarily in China.

AFT

AFT is a leading provider of small precision metal components to a wide variety of industries. AFT specializes in using the MIM technology to produce complex miniature parts. AFT was also one of the pioneers in the MIM industry in the MIM industry and has in excess of 25 years history of providing MIM-technology based solutions to its customers across many industries.

The business provides custom material solutions and has the capabilities to develop and test new materials based upon customer requirements. AFT’s current material capabilities include stainless steels, carbon and low alloy steels, soft magnetic materials, implant grade materials, high temperature and titanium alloys. AFT has invested in the latest technology to provide cost-effective, efficient, and customized solutions to tooling and quality metal injection component manufacturing needs of clients in the automotive, medical, aerospace, firearms, electronics and consumer industries.

AFT Customers

AFT sells to companies in the automotive, firearms, medical, aerospace, electronics and consumer industries.

AFT Growth Strategy

AFT’s growth strategy is focused on growing its already solid relationships with existing customers in the various industries, especially its position as the largest manufacturer of MIM components for the firearms industry. AFT is the Company’s Center of Excellence for both carbon and low alloy steels and more exotic alloys demanded by growing market segments for MIM such as aerospace. Our material development capabilities and range of materials enable the company to partner with customers on demanding applications most competitors are unable to achieve. AFT is also well positioned to grow with the increasing demand in the US in the automotive industry as turbocharging engines increases as the solution to the more demanding fuel efficiency (CAFÉ) requirements pushing the transition of the US fleet to smaller engines as has happened in Europe over the last 10 years.

AFT Competitors

AFT’s competition includes both other MIM manufacturers and competing technologies such as precision machining and investment casting for certain applications. There are about 40 identified MIM manufacturers involved in contract manufacturing and perhaps a dozen or so captive operations. While a lack of public information makes it difficult to provide a specific ranking of competitors, AFT is commonly recognized among the top three MIM competitors in North America and among the top four MIM competitors in Europe. AFT’s and FloMet’s main competitors include Indo-MIM, Parmatech, Kinetics, GKN, Schunk and Parmaco.

TeknaSeal

TeknaSeal is a manufacturer of custom designed hermetic assemblies made using either a proprietary glass-to-metal sealing technology or an advanced ceramic-to-metal brazing technology, as appropriate to the customers’ requirements. Hermetic seal assemblies are used in customers’ devices to protect sensitive electronic components from the real world environment, or to protect the environment from the dangerous media in the customers’ devices, or both. Because the need for a hermetically sealed housing is so intertwined with the customers’ designs and production processes, many of the large manufacturers requiring hermetic seals have purchased or developed their own glass sealing operations. At the same time, many of the manufacturers of proprietary and/or generic hermetic housings and connectors have moved production off-shore to low cost countries. This means that high volume consumers of glass seals such as major manufacturers of industrial pressure sensors, automotive airbag initiators, and hermetic packages for discrete electronic components (transistors, crystal oscillators, etc.) are not an available market for TeknaSeal’s capabilities. For these reasons, TeknaSeal’s business plan is to concentrate on the higher technology, higher margin housings for aircraft and military sensors and the hermetic seals required for implantable medical devices.

TeknaSeal’s high technology target markets require the highest levels of performance and reliability that are provided by TeknaSeal’s proprietary glass and ceramic seal technology, and the complexities of these customers’ designs make the responsive and deep engineering support provided by the TeknaSeal team mandatory.

It is estimated that the size of the market for independent glass seal manufacturers is between $250 million and $500 million annually. The major areas of growth in this market are in the industrial sensor segment and in the seals required for implantable medical devices and the batteries that power these devices. TeknaSeal anticipates that its growth in revenues for the near future will be driven by sales of seals for newly designed implantable medical devices. In the next two years the growth will come from implantable battery projects already in the development and approval stages, while growth for the out years will also include brazed ceramic feed-thru’s for implantable devices designed to provide new therapies to patients. In particular, TeknaSeal feels there is an opportunity in manufacturing the high pin count feed-thrus that will be required for neuro-stimulators and has begun developing a novel method to economically manufacture these feed-thrus.

TeknaSeal’s position and experience at the highest performance end of the hermetic seal industry puts it in a good position to capture an increasing share of a potentially flattening market. In particular, the implantable medical device industry is developing ever smaller but more complicated devices that will require advanced seal and materials technology that TeknaSeal will endeavor to develop. TeknaSeal is active in and has deep experience in a wide variety of industries and uses the same personnel and equipment to serve the needs of these industries; this allows the company to be very quick to adapt to rapid changes in the market place and maintain profitability in uncertain times.

TeknaSeal Customers

TeknaSeal makes certain components for air data (airspeed and altitude) instruments; virtually every commercial jet aircraft of any size contains components manufactured by TeknaSeal. In the last three years, this business has been growing at rate of about 30% per year as the airlines replace their fleets with more fuel efficient aircraft and put more miles on their existing aircraft. This higher level of production is expected to last for at least five more years and then begin to level off to a good sustained rate driven by the required maintenance schedule of this new fleet of aircraft. These components constitute approximately 40% of TeknaSeal’s revenues.

 TeknaSeal is the sole-source provider of certain parts to a manufacturer of components for high technology medical devices. This business is high margin and has been growing nicely since FDA approval of the medical device was achieved in 2009, but there is a natural upper limit on this particular market. This currently makes up about 10% of TeknaSeal’s total annual revenue.

TeknaSeal Growth Strategy

TeknaSeal’s plan for growth is made up of the promotion of our unique hermetic seal technology in existing markets such as aerospace and industrial sensors and instrumentation products as well as pursuing new opportunities in providing custom feedthroughs for medical device applications.  Growth in the medical device industry will come from working directly with emerging medical device manufactures as well as partnering with select suppliers already affiliated with medical device manufacturers.  Tekna Seal anticipates continued growth in high performance lithium battery feedthroughs for medical and military applications.

TeknaSeal Competitors

TeknaSeal has a large number of competitors, most of which are considerably larger and/or are a part of a large diversified manufacturing company.

There are many other suppliers of glass-to-metal and ceramic-to-metal hermetic assemblies, but most of them seem to specialize in a rather narrow market niche and so do not usually directly compete with TeknaSeal.

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

GF&F’s business model is focused on converting foreign-purchased alloy steel and stainless steel forgings into domestic flanges via value-added processing to provide a finished component with sufficient domestic content to qualify as domestically produced. GF&F also sells foreign produced finished flanges for certain applications. Additionally, GF&F will purchase forgings produced in the US and Europe and machine them into finished flanges for high-integrity applications.

General Flange & Forge Customers

 GF&F’s customer base is diversified, serving the petroleum industry, instrumentation companies, valve manufacturers, fabricators, vessel and heat exchanger manufacturers, pump and compressor manufacturers and the domestic flange distributors. GF&F sells to US distributors in certain geographic regions and also acts as a distributor in the Northeast US market. Additionally, GF&F sells directly to customers in several fluid-handling market segments, including the highly demanding instrumentation segment where demanding quality requirements provide the opportunity for GF&F to achieve higher margins.

GF&F’s ability to provide both custom-machined flanges as well as standard (or commodity) flanges has positioned GF&F as a market leader in the Northeast United States in this Instrumentation market segment. These companies also require flanges machined to metric standards for their markets in Europe and Asia – a competitive advantage for GF&F because of its in-house machining capabilities. GF&F stocks a full range of most commonly purchased flange sizes up to 48” in diameter allowing it to capitalize on short lead-time situations which often provide significantly higher margin opportunities.

General Flange & Forge Growth Strategy

General Flange & Forge has always taken great pride in the high level of quality and service provided to each of our customers. GF&F’s growth strategy is to focus on the higher end of the flange manufacturing and precision machining markets while maintaining and expanding our existing customer base. GF&F plans to increase our presence in the instrumentation market, the refineries, utilities, ship yards, distributors, OEM’s and fabricators in the USA by capitalizing on our recent ISO Certification. Additionally, our ISO Certification will enable GF&F to target these same industries in Canada where we have already established Canadian Registration Number Approvals in all the Provinces.

GF&F will continue to strategically diversify our product line, expand our family of alloys and enhance our machining capabilities to meet and exceed the growing demands of existing and prospective customers. GF&F will continue to investigate new sourcing opportunities and partnerships to maintain our high standards for quality products, with on-time delivery at competitive prices.

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

 Growth in product revenue is dependent on market acceptance of the new products, in development and already released, to support our wireless initiatives. Revenue growth for the products is correlated to the overall global wireless market and to the ability to take market share from our competitors. The Group focuses on keeping our operational and general costs low in order to improve margins.

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

Wireless Group Growth Strategy

The Wireless division’s growth strategy is focused on two areas: first, growth in our international market presence, with a focus on emerging markets; and, second, growth in our product portfolio.

International presence.  Customers around the world, but particularly in emerging markets, are highly focused on acquiring the lowest possible cost wireless equipment without sacrificing performance, quality, or durability.  To meet this demand, we utilize our USA-based engineering know-how and combine it with our experience sourcing and manufacturing low-cost goods in China.  To pursue this business, we are focused on developing new distributors and resellers within several new international markets.

New products.  As we expand into new markets and grow relationships with our current distributors, we expand our product offerings to fit the needs of the worldwide wireless market.  We have launched several products within the last year to grow our current product line and are in the process of developing several new products as well.  Wireless technologies continue to adapt to the growing demand of internet usage, and we believe our antenna design capabilities will continue to be useful in this effort.

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. We spent approximately $0.8 million on R&D in both 2013 and 2012. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities. There are currently no customer-sponsored research activities outside of costs resulting from the development of products for a specific customer which are generally paid by the customer.

Employees

As of June 30, 2013 the Company had the following employees:

We employed 442 full-time employees and 8 part-time employees worldwide. FloMet had approximately 110 employees. AFT’s US-MIM Division, in Colorado, had approximately 123 full-time and 2 part-time employees, AFT-Hungary had approximately 177 full-time employees, TeknaSeal, in Minnesota, had 11 employees, GF&F had approximately 20 full-time employees and 6 part-time employees, many with significant tenure with the company, and the Wireless Division had 1 full time employee in management and administration. As appropriate, contracted production staff is utilized in all plants.

None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be excellent. We offer certain benefits to eligible employees, including life, health and disability insurance, paid time off, and a 401(k) plan (which we match), as well as training opportunities for advancement, excellent working conditions, and very competitive compensation levels.

Customer Base

Our top 4 customers accounted for approximately 37.3% of 2013 revenue. The loss of one or more these major customers could have an adverse effect on the Company.

Suppliers

For AFT and FloMet, our major suppliers all are alternatives to each other in metal powder and tooling. TeknaSeal has many alternative sources for their raw materials and much of what is processed is done with customer supplied material. GF&F purchases raw and finished flanges from a number of different domestic and foreign sources and that there are multiple sources of supply (forging companies) for these products worldwide. We have excellent working relationships with our suppliers of metal alloys and providers of finishing services. Given the volume of purchasing, we enjoy benefits of scale securing certain volume purchase discounts from our vendors, and have significantly more leverage than our smaller competitors. Each of our manufacturing facilities has a network of local partners that work very closely with us to deliver additional value-added services for manufactured components.

Effects of Existing or Future Governmental Regulations

Our operations are subject to environmental and health and safety laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that our operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on our financial condition or results of operations.

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls (DTCC), and trade sanctions, regulations and embargoes administered by the U.S. Department of Treasury, Office of Foreign Assets Control. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.  Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

The telecommunications industry is also subject to regulation by federal, state, and local regulatory and governmental agencies. Under current laws and the regulations administered by the Federal Communications Commission (“FCC”), there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. We believe that our antennas that are also used to transmit signals are in compliance with current laws and regulations. Current laws and regulations are subject to change and our operations may become subject to additional regulation by governmental authorities. We may be significantly impacted by a change in either statutes or rules.

Patents and Other Proprietary Rights

Most of the technology used in our business is unpatented, but is protected by trade secrets and nondisclosure and confidentiality agreements. We are not currently engaged in any intellectual property litigation, nor are there any intellectual property claims pending either by or against us.

Under the Wireless Group we currently hold 14 U.S. patents, which will remain valid until their individual specific expiration dates.

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

Mr. Olson, Craig S. Leahy, one of our former engineers, and Chad E. Dewey, our current ARC Wireless President are the inventors of record for our pressed in cable transition and method patent US 7,950,960 which will expire in 2029. Mr. Olson, Mr. Leahy, and Mr. Dewey have all permanently assigned to the Company all patent and other rights in this technology.

We also have the exclusive commercial licensing rights to the following patents: US6,121,929, US5,905,465, US6,239,751 and US6,414,636.

Trademarks

We currently have eight trademarks under the Wireless Division that are registered marks with the United States Patent and Trademark Office: FREEDOM ANTENNA® EXSITE®, OMNIBASE®, PARITY®, ARC VLPA®, AIRBASE®, FREEDOM BLADE® , and the overlapping arc design in our logo. We also have in use the following trademarks, ARCFlexTM, FreeStationTM, SplitStationTM, Split mARCTM, iFlexTM, Flex mARCTM, Flex USBTM, ARC·OSTM, ARC ATLAS™, ARC WIRELESS SOLUTIONS™, ARC IES™, ARC ABS™, ARC™ DUALBASETM, and ARC WIRELESSTM for which although trademark applications have either not been filed with the United States Patent and Trademark Office or have been abandoned or rejected, we claim rights under common law.

Where You Can Find Additional Information

In addition to this Report, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements. You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission.

Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov. These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

Our SEC filings may also be viewed at our website, www.arcwireless.net.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

ARC Group Worldwide, Inc.

810 Flightline Blvd.

Deland, FL 32724

Telephone: (386) 736-4890

Item 1A.	RISK FACTORS

In addition to the other information provided in this Report, the following risk factors should be considered when evaluating the results of our operations, future prospects and an investment in shares of our Common Stock.  Any of these factors could cause our actual financial results to differ materially from our historical results, and could give rise to events that might have a material adverse effect on our business, financial condition and results of operations.

The Company relies on a small number of customers for a large percentage of its revenues.

The Company relies on certain key customers for the majority of its product sales, thus exposing the Company’s businesses to potential customer concentration risk. The four largest customers of the Company comprise 37.3% of our sales. The decision by these key customers to cease adoption of our products, to switch suppliers or to dramatically reduce product order volumes, could negatively impact our topline impacting their operating results and overall profitability. Over the last few years, we have been focused on mitigating this risk. Senior management has made concerted efforts to broaden their customer base within their existing product markets as well as diversify to other market segments. Our customer base may remain concentrated and may subject us to risk of loss of key customers. Going forward, the companies will continue to focus on customer diversification and intend to reduce their dependency on certain customers.

Certain holders of our common stock exert significant influence over our company and may make decisions with which other stockholders may disagree that could reduce the value of our stock.

Brean Murray Carret Group, Inc. (“Brean Murray”) owns a total of 3,613,948 of the Company’s 5,877,683 issued and outstanding shares. This represents 61.5% of our issued and outstanding shares.  As a result Brean Murray has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports.  If we cannot produce reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.  As a result, the success of your investment in our common stock will depend on future appreciation in its value.  The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

As of the date of this Report, we have 5,877,683 shares of our common stock issued and outstanding. We are authorized to issue up to 250,000,000 shares of common stock and 2,000,000 shares of preferred stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Future sales of our common shares by our shareholders could depress the price of our stock.

The Company faces pricing pressures.

Due to severe economic conditions, the Company’s customers are under pressure to reduce pricing on their products. Consequently, as a supplier to these end markets, these pricing pressures are passed on to the Company and its subsidiaries. Such pricing reductions could put pressure on the Company’s gross margins, negatively impacting the overall profitability of our businesses. However, many of the products manufactured contain higher technology and thus have helped the Company better manage demands from customers for lower prices. Many of the technologies are proprietary and difficult to replicate. In past instances, the Company has been able to avoid such price reduction requests without losing customers to competition due to the difficulty level in manufacture of such components and the long-standing relationship the Company and its subsidiaries have managed to create and maintain with the customers. There can be no guarantee that this will continue and reductions in prices would harm our margins and operating results.

Political instability in international markets would have a negative effect on the Company.

Significant amount of raw material purchases by General Flange & Forge are made from overseas suppliers, particularly in India and South Korea. AFT-Hungary conducts its manufacturing in Hungary. Consequently, the QMT Group and AFT companies may encounter risks associated with these countries and regions. Such risks include political instability, changes in legal regulations relating to trade, export, and employment, as well as deterioration in underlying economic conditions. In particular, political instability in these areas could negatively affect the Company’s ability to secure uninterrupted supplies of materials. Not only factors internal to those countries but also external threats from unstable neighboring countries could adversely impact the ability of those suppliers to maintain normal supplies. Domestic policy changes in these countries could negatively impact pricing of components purchased from manufacturers in that country which could have near-term negative impacts on margins. In addition, the AFT-Hungary business is susceptible to the political and legal climate in Hungary and Europe in general. Any instability in those areas could directly and adversely impact the business prospects of the AFT-Hungary business.

Leverage and debt service obligations may adversely affect us.

Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. The Company’s Financing arrangement with TD Bank, N.A. bears interest at floating rates related to LIBOR. As a result, our interest payment obligations on such indebtedness will increase if LIBOR increases.

Our leverage could have negative consequences on our financial condition and results of operations, including:

•	impairing our ability to meet one or more of the financial ratios contained in the Company’s Financing arrangement or to generate cash sufficient to pay interest or principal, including periodic principal payments;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

A material disruption at any of manufacturing facilities operated by the Company could adversely affect our ability to generate sales and meet customer demand.

If operations at the manufacturing facilities of the Company were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. Interruptions in production could increase the cost of our sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. We will maintain property damage insurance which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

Product liability lawsuits could harm our business.

The Company faces an inherent risk of exposure to product liability claims. Although the Company maintains production quality controls and procedures, we cannot assure that the products sold will be free from defects. In addition, some of products manufactured by the Company will contain components manufactured by third parties, which may also have defects. The Company maintains insurance coverage for product liability claims. The insurance policies have limits, however, that may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we may seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

The Company must act to prevent environmental concerns, some of which may be difficult to predict.

The Company strives to decrease its environmental impact with respect to environmental issues such as industrial waste, hazardous substance regulation, and soil pollution. Certain of the Company’s subsidiaries have no current environmental permitting requirements at any governmental level – however changes in environmental regulations could change that. In particular, nickel powder (utilized in certain alloys produced) has been identified as a potential carcinogen. Personal protective equipment is utilized by Company personnel in all processes in which nickel powder may become airborne to prevent inhalation. In addition, once the powder is formulated into feedstocks it can no longer become airborne. However, there is the possibility that, regardless of whether there is negligence in its pursuit of business activities, the companies could bear legal responsibility for environmental problems.

We are subject to a variety of environmental and health and safety laws for which compliance, or liabilities that arise as a result of noncompliance, could be costly.

If we were to fail to comply with environmental and health and safety requirements or fail to obtain or maintain a required permit, we could be subject to penalties and be required to undertake corrective action measures to achieve compliance. In addition, if our noncompliance with such regulations were to result in a release of hazardous materials to the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. Changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

As an owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local laws, regulations and ordinances, and, in some instances, international laws, relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination on, under, or released from such property and for any damage to natural resources resulting from such contamination. Similarly, a generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. In addition, the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral. We cannot be sure that we will not be subject to environmental liabilities in the future as a result of historic or current operations that have resulted or will result in contamination. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

There may be certain liabilities associated with AFT real estate.

AFT owns real property at its Firestone, Colorado facility. However, the mineral rights are owned by others. In the past the property has been used for coal, oil and natural gas extraction. Oil and natural gas extraction is ongoing. As the owner of the real estate, AFT and its parent entities would be strictly jointly and severally liable under CERCLA (as defined below) with the mineral rights owner and production well operators for any government mandated remediation of pollution related to the oil and gas production which could have a material adverse effect on our business, notwithstanding that AFT did not cause or contribute to the contamination. Coal extraction ceased on the property in 1947 and the mining entities are no longer in business. Consequently AFT and the Company would be strictly liable for government mandated remediation of acid mine seeps or other pollution related to coal mining. As such liabilities are not insured, the payment of such remediation costs could result in an adverse effect on our business or reduced asset value and a reduction in available funds for other corporate purposes.

There may be ground subsidence risks associated with AFT real estate.

The Colorado Geological Survey has concluded that there may be a risk of ground subsidence due to the former mining operations on a small portion of the AFT property. In the event of a subsidence event, certain property could be damaged or rendered unusable. In addition, AFT and the Company could be liable for possible collateral damage or harm, such as possible release of any hazardous waste into the environment. As such liabilities are not insured, the payment of any remediation costs could result in an adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

There may be liability associated with the General Flange facility.

Semi-volatile organic compounds and chlorinated solvents are present in the soil and groundwater at the General Flange facility (although such contamination was caused off-site, and not by General Flange). General Flange has an indemnity from its landlord covering environmental liabilities pre-dating General Flange use of the facility. General Flange does not believe that it has any liability related to the facility, however, in the event of a government-mandated remediation, General Flange and the Company could become jointly and severally strictly liable as an operator of the facility under CERCLA for the costs. As such liabilities are not insured, if for any reason the indemnity covering General Flange by its landlord is not enforceable, the non-indemnified and/or unreimbursed costs of remediation could result in an adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

There are certain contingencies in which FloMet could lose the use of its manufacturing facility.

FloMet leases the land on which its building is located from the City of DeLand. The site is part of a former Naval Air Base. There is a provision in the agreement that deeded the land to the city that the federal government could reclaim the land in certain cases of national emergency, although this is an extremely remote possibility.

Any failure to maintain and protect the trademarks, trade names and technology of the Company may affect our operations and financial performance.

The market for many of the products sold by the Company is, in part, dependent upon the goodwill engendered by trademarks and trade names. Trademark protection is material to a portion of our business. The failure to protect our trademarks and trade names may have a material adverse effect on our business, financial condition, and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have. In addition, it is possible that others will independently develop technology that will compete with our technology. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

The markets in which the Company competes in will be highly competitive and some of our competitors may have superior resources. Responding to this competition could reduce the sales and operating margins of the Company.

We sell most of our products in highly fragmented and competitive markets. We believe that the principle elements of competition in these markets are:

•	the ability to meet customer specifications;

•	application expertise and engineering capabilities;

•	product quality and brand name;

•	timeliness of delivery;

•	price;

•	quality of aftermarket sales and support;

•	materials development capabilities; and

•	applied research and development capabilities.

In order to maintain and enhance our competitive position, we intend to continue our investment in manufacturing quality, marketing, customer service and support, and distribution networks. We may not have sufficient resources to continue to make these investments and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than us to new technologies or evolving customer requirements. Some of our competitors may have greater financial, marketing and research and development resources than we have. As a result, those competitors may be better able to withstand the effects of periodic economic downturns. In addition, pricing pressures could cause us to lower the prices of some of our products to stay competitive. We may not be able to compete successfully with our competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations.

The Company may be subject to risks arising from changes in technology.

The supply chains in which the Company operates are subject to technological change and changes in customer requirements. The Company cannot provide any assurance that it will successfully develop new or modified types of products or technologies that may be required by its customers in the future. Should the Company not be able to maintain or enhance the competitive values of its products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, the Company’s businesses, financial condition and operating results could be materially and adversely affected.

Future acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business, financial conditions and results of operations.

The Company may undertake additional acquisitions in the future. Such acquisitions could create unforeseen risks and liabilities which may adversely impact the Company’s results and operations. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. Future acquisitions could also expose us to tax liabilities and other amounts owed by the acquired companies. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, results of operations and financial condition.

Any future issuances of our Common Stock could create downward pressure on the publicly quoted price of ARC’s Common Stock.

The consideration paid by us for any future acquisitions may include issuances of shares of our Common Stock. Such additional shares, even if restricted and not eligible for trading unless registered with the SEC or subject to an available exemption from registration, could create downward pressure on the publicly quoted price of ARC’s Common Stock.

The market price of our Common Stock may experience a high level of volatility.

Stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad fluctuations may adversely affect the trading price of our Common Stock, regardless of our operating performance.

The Company utilizes equipment in its manufacturing process which is potentially dangerous.

The Company’s subsidiaries FloMet and AFT utilize a hydrogen gas atmosphere in its sintering process. The Company has a large liquid hydrogen storage tank on site which is owned and maintained by its gas supplier. The gas is explosive and flammable if exposed to oxygen. The Company’s processes are designed to preclude exposure to oxygen in the sintering furnaces by first eliminating any remaining ambient atmosphere by flooding the furnace with inert argon gas prior to introduction of hydrogen. The Company’s equipment has redundant control and alarm systems to detect hydrogen leaks and shut down all gas flows should a leak or equipment malfunction be detected.

The profitability of the Company is threatened by producers in low cost countries.

Over the past several years, we have been under pricing pressure from increasing global competition, primarily from Asia and other low cost areas. Our sales could be negatively impacted by decisions by major customers to move production of devices offshore – although historically this has not occurred because of the difficulty to manufacture many of the products provided to those customers. In particular, to date, whenever any customer has moved manufacture of certain parts, we continued to ship product into those low cost countries where product assembly has been relocated. In addition, our presence in Europe will enable our metal injection molding (“MIM”) companies to take advantage of the low cost country footprint in Europe to supplement the U.S. operations. This should help us improve overall cost structure and increase global competitiveness from a manufacturing, engineering and sourcing standpoint, however there can be no assurances with respect to actual outcomes. Similarly, the flange/fittings companies also face a similar risk of the potential of displacement of domestically produced flanges with flanges from low cost countries like China.

Increases in the prices of raw materials would have an adverse effect on the profitability of the Company.

Any significant increase in raw material prices could have a significant adverse effect on the businesses. In particular, metal powders, especially nickel and chrome, are driven by pricing on world commodity markets. Significant increases in prices of metal powders may negatively impact the MIM companies’ profitability if those increases cannot be passed along to customers due to market conditions. Decisions made by major mining companies as to increasing or reducing capacities for mining and refinement of these metals could also significantly affect supplies. In addition, pricing and availability of steel in the world market has a large impact on pricing of these products, and thus impacts the flange/fittings companies alike. Our margins may be adversely impacted by price increases by its suppliers that it is unable to pass along immediately to its customers because of competitive decisions by its larger competitors in its market areas. In their efforts to find the best pricing on the raw materials, we try to maintain multiple sourcing relationships; however, there is no assurance that they will be able to obtain reasonably priced supply sources in the future.

The availability of raw materials is crucial to the operations of the Company.

The timely procurement of necessary raw materials is critical to each the Company’s operations. In addition, some raw materials are available only from certain suppliers. Consequently, poor supply capacity amid tight demand for these materials, as well as natural disasters or accidents, or other events that negatively impact the supplier, could adversely affect their timely procurement. For the last several years, there has been a shortage worldwide of capacity for certain metal powders resulting in MIM manufacturers being on restricted allocation of those materials (based on historical usage levels); several major metal powder manufacturers have announced significant expansion plans that should eliminate these restrictions over the next few years. This may negatively affect the ability to grow the MIM businesses if the alloy required for an application is one of these powders currently on allocation.

A sustained economic downturn would adversely impact the Company.

Demand for products and components manufactured by the Company could be adversely impacted by deterioration in general economic conditions. Furthermore, a return to recession would result in reduced demand for new capital equipment which would negatively impact revenues. In addition, a significant slowdown in the global economy that also adversely impacts domestic demand for energy sources could reduce overall demand for these products. However, the diversified customer base and product applications of the companies helps mitigate the effects of economic fluctuations. A significant portion of the products and components are sold to market segments that are somewhat resilient to the economic trends.

A decline in liquidity in global credit markets could adversely affect us.

Many of the customers and suppliers of the Company are reliant on liquidity from global credit markets and in some cases, require external financing to purchase products or finance operations. Lack of liquidity or inability to access the credit markets by our customers could adversely affect the ability to collect amounts owed to us. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

Significant movements in foreign currency exchange rates may adversely affect our financial results.

The operating results and financial position could be affected by fluctuations in foreign currency exchange markets. Significant fluctuations in the exchange rate may adversely impact the values of foreign currency-denominated product sales, materials costs, and production costs in factories overseas. In addition, conversion of foreign currency-denominated assets and liabilities, and the foreign currency-denominated financial statements of overseas subsidiaries into U.S. Dollar for disclosure may also affect the companies’ assets and liabilities, as well as earnings and expenses. In particular, our AFT operations in Hungary will be subject to liabilities and obligations that must be paid in the Hungarian currency of forints. The value of the forint has been subject to substantial volatility against the U.S. Dollar over the past several years. If the forint increases in value against the dollar, the costs of our prospective Hungarian operations may increase and adversely affect the anticipated results expected to be derived from the Hungarian business. In addition, increases and/or decreases in value of other currencies on which we have predicated our business model may also adversely affect our results of operations. We may hedge certain currency transactions which might protect us against certain fluctuations in currency value, but it such actions might also correspondingly increase our costs of doing business which could adversely affect our competiveness.

We are dependent on the retention of key executives.

The success of the Company is dependent upon the retention of its current experienced executives. The loss of any of our key executives could have a material adverse effect on our business.

The Company is subject to the laws and regulations of the United States and many foreign countries.

The Company is subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, and the regulations of various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

The Company’s operations are subject to environmental, health and safety regulations.

The Company’s operations are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection, health and safety, including the discharge of materials into the environment. These laws and regulations may, among other things:

•	require that acquisition of various permits before operations commence; or to continue ongoing operations;

•	restrict the types, quantities and concentrations of various substances that may be employed in manufacturing operations;

•	restrict the types, quantities and concentrations of various substances that may be released into the environment or otherwise disposed; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to remove contamination from real property, whether or not caused by past or ongoing operations.

The regulatory burden increases the cost of doing business and affects profitability. Additionally, the U.S. Congress and federal and state agencies frequently revise environmental, health and safety laws and regulations, and any changes that result in more stringent and costly health and safety, pollution control, waste handling, disposal, cleanup and remediation requirements could have a significant negative impact on our operating costs.

Some of the existing environmental, health and safety laws and regulations to which we are subject include, among others: (i) regulations by the Environmental Protection Agency (“EPA”) and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and analogous state laws that may require the removal of previously disposed wastes (including wastes disposed of or released by prior owners or operators of real estate), the cleanup of property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which establish pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws which impose restrictions and strict controls with respect to the discharge of pollutants, including heavy metals and other substances generated by our operations, into waters of the United States, state waters or publicly owned treatment works; (vi) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of solid and hazardous wastes, and comparable state statutes; (vii) the federal Occupational Safety and Health Act and comparable state statutes, which require worker protection from raw materials, products and wastes; and (viii) the federal Toxic Substances Control Act and comparable state and local statutes and regulations requiring that we organize and/or disclose information about hazardous materials stored, used or produced in our operations.

The Company has incurred in the past, and expects to incur in the future, capital and other expenditures related to environmental compliance. Although we believe our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

Unanticipated Business Interruptions would adversely impact the Company.

Our business could be adversely affected if a significant portion of our plant, equipment or operations were damaged or interrupted by a casualty, condemnation, utility service, work stoppage or other event beyond our control.  Such an event could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Our principal offices are located at the QMT and FloMet headquarters at 810 Flightline Blvd. in Deland, Florida 32724 where a 40,000 square foot facility houses office space as well as engineering, tooling, mixing, molding, debinding, sintering, secondary operations and quality assurance all under one roof, offering a fully-integrated solution for complex small metal component needs.

AFT’s US-MIM Division owned facility, located in Firestone, Colorado, consists of 105,000 square feet under roof and is equipped with state of the art machinery for the manufacture of MIM components. Highly sophisticated automation and controls are utilized, enabling high volume product flow with minimal interruption.

AFT-Hungary owned facility, located in Retsag, Hungary consists of a total of 70,000 square feet under roof and is similarly equipped as the US-MIM Division.

TeknaSeal leases 8,000 square feet of space located in Minneapolis, Minnesota, where office space and equipment used in the hermetic and other sealing production process is located.

General Flange and Forge leases a 24,000 square feet pace in Huntington Valley, Pennsylvania where office and warehouse space is located.

The leases expire at various times subject to certain renewal options. We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs.

Item 3.	LEGAL PROCEEDINGS

We are currently involved in a controversy with one of the former suppliers to our subsidiary, ARC Wireless, LLC (our “Wireless Subsidiary”).  The controversy involves claims by the former supplier for approximately $2 million related to an alleged breach of contract by our Wireless Subsidiary.  The former supplier has threatened to sue our Wireless Subsidiary.  We believe that we have meritorious defenses to any litigation which may be initiated by the former supplier.  Other than the foregoing, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

Item 4.	MINE SAFETY DISCLOSURES

None

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 10, 2007, our common stock began trading on the NASDAQ Capital Markets Exchange under the symbol ARCW. Because trading in our shares is limited, prices can be highly volatile.

The table below represents the high and low sales prices of our common stock on the NASDAQ during each of the quarters in the past two fiscal years. The common stock prices from June 30, 2012 and prior have been adjusted to give effect to the 1:1.95 Reverse Stock Split on August 7, 2012.

	Common Stock
	High Sales Price	Low Sales Price
September 30, 2011	$6.10	$5.30
December 31, 2011	$6.26	$5.75
March 31, 2012	$7.11	$5.46
June 30, 2012	$7.41	$4.31
September 30, 2012	$8.57	$2.66
December 31, 2012	$7.20	$4.61
March 31, 2013	$6.22	$5.17
June 30, 2013	$5.60	$4.65

On September 1, 2013, the closing sales price for our common stock was $5.30 and the approximate number of our shareholders of record was 71. We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2013, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

Long-Term Equity Incentive Compensation Information

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

Securities authorized for issuance under our equity compensation plans as of June 30, 2013 are as follows:

Equity Compensation Plan Table:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by security holders	—	—	153,846
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	153,846

The securities authorized for issuance under the equity compensation plan as of June 30, 2013 and prior have been adjusted in quantity to give effect to the 1:1.95 Reverse Stock Split on August 8, 2012. No stock options were issued for the years ended June 30, 2013 or 2012.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the registrant is not required to provide information for this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011 as well as our report on Form 8-K/A filed on September 28, 2012. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the beginning of this report on Form 10-K for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Group Worldwide, Inc. and its consolidated subsidiaries on a consolidated basis.

ARC Business Overview

ARC is a diversified, global manufacturing company.  ARC’s mission is to bring innovation to traditional manufacturing.  ARC seeks to accomplish this through building technologically advanced, niche manufacturing businesses in the US and abroad.  ARC views the coming resurgence of US manufacturing as a significant opportunity, through the advent, and continued adoption of automation, robotics, artificial intelligence and lower domestic energy prices.  However, ARC continues to seek opportunities both in the developed and developing world, in order to adapt to the global manufacturing supply chain as it continues to evolve.

ARC is focused on building its core manufacturing businesses in precision components, flanges, fittings and wireless equipment.  The Company focuses on building these units through organic growth, as well as vertical and horizontal acquisitions.  In addition to making acquisitions that are strategic to ARC, the Company will continue to evaluate new manufacturing niches that fit into its broader objectives, which are bringing manufacturing back to the US, bringing technology to traditional manufacturing, as well as optimally position the Company within the global manufacturing supply chain.

ARC operates three reportable segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal LLC; the Flanges and Fittings Group, consisting of General Flange & Forge LLC; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd. During the third quarter of fiscal 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented.

Precision Components Group

The precision component industry is comprised of a number of significant industries commonly defined by the process and/or type of metal utilized to manufacture the component. Common processes include casting, forging, machining, stamping, powder metallurgy (conventional P/M metal injection molding ("MIM"), and powder forging) and extrusion. MIM is a metallurgical fabrication process that allows complex parts to be produced in quantity and at a lower cost than comparable machining or other metalworking processes. The MIM process can be utilized to produce parts in a range of alloys including carbon and low alloy steels, stainless steels, magnetic materials, copper, and exotic alloys such as Inconel and titanium. The worldwide market for precision metal components is believed to total hundreds of billions of dollars annually.

The Precision Components Group companies participate in several significant metal component fabrication market segments providing high quality fabricated metal components and the hermetic sealing of certain components to market leading companies in some of the fastest growing industries, among them medical devices, firearms, automotive, consumer durables, and electronic devices.

The combination of FloMet, AFT-US, and AFT-HU provide the market the broadest range of technical and manufacturing in the Metal Injection Molding industry globally. Since the transaction close date of August 8, 2012 the companies have focused on integration of certain shared services and sharing of best practices amongst the three manufacturing sites. We have combined Sales and Marketing activities at the segment level to provide our customers with the broadest range of capabilities in the MIM industry.

Revenues for the Precision Components Group, which also includes our hermetic sealing specialist, TeknaSeal, grew 168% vs. the same period in the prior year, primarily due to the acquisitions of the two AFT companies. Segment operating income grew 80% vs. the year earlier period as the segment incurred certain costs associated with the acquisition and severance costs associated with the integration efforts.

Year over year results for all three MIM companies showed improved EBITDA over the similar periods prior to the reverse merger and acquisitions. These increases were due to significant revenue increases at AFT-US as demand from their customers, primarily in the Firearms market segment, continued to grow through the year. Improved operating efficiencies associated with our intensive Continuous Improvement efforts resulted in significantly improved operating earnings at all three MIM companies, particularly at AFT-Hungary. Demand in the firearms industry continues at record levels for our customers as well as for AFT-US, and we are adding capacity to accommodate this growth which we expect to continue through fiscal year 2014. The segment also received significant new tooling orders from a medical device company that is an industry leader in robotic surgery techniques. The MIM Group also received a record number of 51 new tooling orders in the year representing some $17.6M in incremental revenue at anticipated production volumes.

The strength of the combined MIM companies in Materials Technology was responsible for several new production and pre-production developmental orders from the Aerospace market, including the first MIM part to be utilized in a space launch vehicle. Additional development work in implantable grades of MIM materials should result in several significant future orders for major orthopedic companies.

TeknaSeal, the leader in several demanding hermetic sealing and implantable battery feed-through applications saw positive indications across its markets as orders for new prototype applications reached record levels. Prototypes typically represent future production orders commencing between one and three years from original submission. TeknaSeal’s major customer, an aerospace instrument company was sold in the year and also moved production facilities, but normal levels of production resumed in the second half of our fiscal year and the strong backlog for new commercial airplanes indicates robust order levels going forward.

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

GF&F’s business model is focused on converting foreign-purchased alloy steel and stainless steel forgings into domestic flanges via value-added processing to provide a finished component with sufficient domestic content to qualify as domestically produced. GF&F also sells foreign produced finished flanges for certain applications. Additionally, GF&F will purchase forgings produced in the US and Europe and machine them into finished flanges for high-integrity applications.

GF&F’s revenues were negatively impacted in the fiscal year by Hurricane Sandy with the resulting devastation of the East Coast (its primary market for flanges) and its infrastructure having a continuing impact through the fiscal year. We have seen robust demand returning in the later months of the year, particularly from our instrumentation customers. GF&F is also working closely with a European forging supplier to develop a line of higher pressure rated flanges for applications in refineries and fracking operations which has been growing strongly in parts of the Northeast.

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

 Growth in product revenue is dependent on market acceptance of the new products, in development now and products already released, to support our wireless initiatives. Revenue growth for the products is correlated to the overall global wireless market and to the ability to take market share from our competitors. The Group focuses on keeping our operational and general costs low in order to improve margins.

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

Discontinued Operations

TubeFit

TubeFit’s operations consisted of distribution of import fittings and both import and domestic flanges. TubeFit served a segment of the market called the General Commodity Welds Fitting and Flange market. TubeFit is no longer actively operating and the assets and liabilities of TubeFit are presented as discontinued operations in the Company's financial statements as of June 30, 2013 and 2012 and the results of operation are presented as discontinued operations for the years ended June 30, 2013 and 2012 at its net realizable value.

ARC’s Financial Condition

As of June 30, 2013 the Company had total assets of $66.7 million, consisting of total current assets of $26.3 million, plant and equipment, net of accumulated depreciation, of $24.1 million, and total long term assets of $16.3 million. In comparison, as of June 30, 2012 the Company had total assets of $21.3 million, consisting of total current assets of $9.7 million, plant and equipment, net of accumulated depreciation of $4.4 million, and total long-term assets of $7.2 million. The significant increase of $45.4 million in total assets is mainly attributed to the fair value of assets acquired in the QMT and AFT Acquisitions discussed in Note A to the financial statements.

At June 30, 2013 and 2012 the Company had working capital of $10.0 million and $6.0 million, respectively. The increase in working capital was primarily driven by $8.3 million on incremental working capital associated with the acquisition excluding cash, in addition to $1.7 million increase in current year working capital driven largely by cash, which is offset with the $6.0 million of additional current debt in liabilities associated with the acquisition.

At June 30, 2013, the Company’s total current assets of $26.3 million consisted of cash and cash equivalents of $3.6 million, accounts receivable, net of allowance for doubtful accounts, of $10.6 million, inventory of $10.8 million, prepaid expenses and other assets of $1.0 million and current assets of discontinued operations of $0.3 million. Total current liabilities of $16.3 million consisted of current portion of long-term debt in the amount of $4.5 million, line of credit of $2.9 million, accounts payable and accrued liabilities $7.8 million and deferred revenue of $1.1 million.

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

As of June 30, 2013, long term assets consisted of goodwill and other identifiable intangibles in the amount of $16.1 million, and $0.2 million in other assets. As of June 30, 2012 long term assets consisted of goodwill and other identifiable intangibles in the amount of $6.8 million, $0.2 million in other assets and $0.2 million in assets of discontinued operations. The increase in goodwill and other intangibles is attributed to $9.2 million in intangibles related to the acquisition of AFT and $0.1 million of intangibles related to the reverse acquisition of ARC. These increases are offset by a $0.2 million asset reduction related to discontinued operations attributed to TubeFit’s non-current assets at net realizable value.

The Company’s total liabilities and stockholders’ equity were $41.0 million and $25.7 million, respectively, as of June 30, 2013. In comparison, as of June 30, 2012 the Company’s total liabilities and members’ equity were $9.0 million and $12.3 million, respectively. The increase in total liabilities was primarily attributed to the increase in total debt as the result of the acquisition. The change in stockholders’ equity was driven by the increase in additional paid in capital, due to reverse acquisition accounting for the Predecessor Company’s investment in ARC.

Results of Operations for the Year ended June 30, 2013 compared to the Year Ended June 30, 2012

For the fiscal year ended June 30, 2013, the Company’s total sales were $68.5 million, and other income including the gain on bargain purchase of $0.4 million. In comparison, total sales were $30.4 million for the fiscal year June 30, 2012 and $.1 million of other income.

The increase in sales of approximately $38.1 million for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 is primarily attributed to incremental sales volume as a result of the acquisition of ARC and AFT, on August 8, 2012. Increased demand in the firearms market has also positively impacted the Company’s sales revenue.

For the fiscal year ended June 30, 2013, the Company’s total cost of sales and operating expenses were $63.5 million, including cost of sales of $50.2 million, selling, general and administrative expenses of $11.7 million, and merger expenses of $1.6 million. For the fiscal year ended June 30, 2012, total cost of sales and operating expenses were $25.1 million, including cost of sales of $18.7 million and selling, general and administrative expenses of $6.4 million. For the fiscal year ended June 30, 2013, the Company’s other income included $0.4 million in gains on the bargain purchase of ARC offset by interest and miscellaneous expense of $1.1 million; for the fiscal year ended June 30, 2012 the Company had other expense of $0.5 million attributable to interest expense, offset with other income of $0.1 million.

The cost of sales and operating expense increase over prior year is attributed to the acquisition of AFT and ARC on August 8, 2012 resulting in $38.6 million of additional cost of sales and operating expenses for acquired manufacturing volume and $1.6 million of merger expenses. The $0.4 million increase in Other Expense is primarily attributed to $0.4 million in non-cash interest discount amortization associated with the convertible debt.

The Company’s net income before non-controlling interest for the fiscal year ended June 30, 2013 was $3.3 million compared to earnings before non-controlling interest for the fiscal year ended June 30, 2012 of $4.8 million. The earnings before non-controlling interest decreased over the prior year due to decreased net income attributed to initial merger and acquisitions costs. The net income as of June 30, 2013 excluding merger expenses and the gain on bargain purchase is $4.6 million. In addition, in fiscal year 2013 the Company incurred $0.4 million in non-cash interest discount amortization associated with the convertible debt, $0.5 million in non-cash amortization related to the other identifiable intangibles resulting from the acquisition, and $0.7 million in tax expense under the corporation structure with positive domestic and foreign income. The tax and amortization expenses of $1.6 million are differences to prior year net income in that they were not part of the fiscal year 2012 cost structure.

Income allocated to the Company’s non-controlling interest was $0.3 million for the fiscal year ended June 30, 2013 compared to $0.3 million for the fiscal year ended June 30, 2012.

For the fiscal year ended June 30, 2013, the Company’s net income attributable to ARC was $3.0 million compared to $4.5 million in net income for the fiscal year ended June 30, 2012. As noted above, the reductions in net earnings for the fiscal year ended June 30, 2013 over the fiscal year ended June 30, 2012 were primarily due to $3.2 million of expenses regarding merger expenses, non-cash interest and intangible amortization, and tax expense.

Changes in Cash Flows

Operating Cash Flow

Net cash provided by operating activities for fiscal year ended June 30, 2013 was $7.4 million compared to net cash provided by operating activities of $6.1 million in fiscal year 2012. Cash flows provided by operating activities increased primarily due to the growth in the business via the acquisition of AFT and maintaining the healthy cash flows of QMT. The Income from Continuing Operations factored with the adjustments for the reconciling non-cash items in the cash flow statement, result in $7.1 million and $5.8 million for fiscal years 2013 and 2012, respectively of income adjusted for non-cash transactions. In addition, the cash provided by changes in operating assets and liabilities for fiscal years 2013 and 2012 were $0.4 million and $0.9 million, respectively. However this was offset by the $0.5 less cash used in discontinued operations in fiscal year 2013 over prior year. Some drivers of the positive cash flow from net operating asset/liabilities is a result of improved inventory turns through better management of order quantities and reductions in Accounts Receivable from heavy collection efforts.

We believe that cash on hand, cash generated by operations and cash available from our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service for at least the next 12 months.

Investing Cash Flow

Cash flows used in investing activities were $14.0 million and $0.8 million in fiscal years ending June 30, 2013 and 2012, respectively. For the fiscal year ending June 30, 2013, our investing cash flows primarily consist of $25.1 million in net assets acquired as part of the acquisition of AFT, $11.3 million in net cash acquired in the QMT and AFT Acquisitions, $0.8 million in capital expenditures to purchase manufacturing equipment to support production offset by stock issued for cash of $0.5 million and $0.1 million cash provided by the sale of assets post acquisition. For the fiscal year ending June 30, 2012 our investment activities primarily consisted of $0.7 million of equipment purchased to support production and $0.1 million of cash used in net assets acquired of TubeFit.

Financing Cash Flow

Cash flows provided in financing activities were $8.7 million in fiscal year 2013 as compared to cash flows used in financing activities of $5.7 million. Our primary financing activity in fiscal year 2013 was financing for the AFT acquisition. The proceeds from issuance of debt amounted to approximately $25.0 million and $15.7 million was used for current year debt payments of $8.8 million and the settlement of prior QMT debt of $6.9 million; $0.6 million was used to pay distributions to members and non-controlling interests. For fiscal year 2012 $2.3 million was provided by the issuance of debt and $3.5 million was used as a repayment of debt; $4.5 million was used to pay distributions to members and non-controlling interests.

As of June 30, 2013, we had approximately $2.0 million of cash held by foreign subsidiaries. This cash is maintained and reinvested in the foreign operations. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S.

Debt and Credit Arrangements

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date. For further details please reference Note E “Long-Term Debt” of our consolidated financial statements set forth in this Annual Report on Form 10-K. As of June 30, 2013, we were in compliance with the financial covenant in the Credit Agreements. In addition, on August 8, 2012 a Convertible Note Payable to Precision Castparts in the amount of $17.6 million was issued with a five year maturity. The Convertible Note is subordinated to the first priority security interest of TD Bank, N.A. Under the terms of the Convertible Note, the Holder may at any time prior to maturity (subject to certain restrictions) convert the Convertible Note into newly issued shares of the Company’s Common Stock at a conversion price equal to the 30-day average trading value per share of the Company’s Common Stock immediately preceding conversion, provided that the Convertible Note may be converted only if it converts into less than 10% of the common ownership of the Company and the equity value of the Company is not less than $176 million.

Off Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that are, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations and Commercial Commitments

We are obligated to make future payments under various contracts such as debt agreements and lease agreements.

The following table represents our contractual payment obligations as of June 30, 2013 and the estimated timing of future cash payments for the next five years (in thousands):

Contractual Cash Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Debt	32,064	7,410	2,373	941	16,808	339	4,193
Purchase Obligations (1)	654	654	—	—	—	—	—
Operating Leases	1,143	424	242	219	146	112	—
Total	33,861	8,488	2,615	1,160	16,954	451	4,193

(1) Represents material capital expenditure commitments

Results of Continuing Operations by Segment for the fiscal years ended June 30, 2013 and 2012

Prior to the date of the acquisitions noted above, the Predecessor operated in two business segments, identified as the Precision Components Group, consisting of FloMet and TeknaSeal, and the Flanges and Fittings Group, consisting of GF&F and TubeFit. After completion of the acquisitions mentioned above, ARC operates three business segments: the Precision Components Group, impacted significantly by the acquisition as it now consists of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd. TubeFit, which was previously reported under the Flanges and Fittings segment has been classified as discontinued operations and therefore is excluded from the segment information below.

The following table shows consolidated sales revenue, percentage of net sales and operating profit by business segment, as well as identifying trends in business segment sales revenues for the fiscal years ended June 30, 2013 and 2012. Table amounts are in thousands.

			Increase/(Decrease)
	June 30, 2013	% of Sales	June 30, 2012	% of Sales	$	%
Net sales revenue:
Precision Components	59,941	87.5%	22,353	73.5%	37,588		168.2%
Flanges and Fittings	6,494	9.5%	8,054	26.5%	(1,560)		-19.4%
Wireless	2,051	3.0%	—	0.0%	2,051		0.0%
Consolidated net sales	68,486		30,407		38,079		125.2%
Operating Costs:
Precision Components	52,159	87.0%	18,022	80.6%	34,137		189.4%
Flanges and Fittings	5,880	90.5%	6,453	80.1%	(573)		-8.9%
Wireless	2,255	109.9%	—	-0.0%	2,255		0.0%
Consolidated Operating Costs	60,294	88.0%	24,475	80.5%	35,819		146.3%
Segment operating income (loss):
Precision Components	7,782	13.0%	4,331	19.4%	3,451		79.7%
Flanges and Fittings	614	9.5%	1,601	19.9%	(987)		-61.6%
Wireless	(204)	-9.9%	0	0.0%	(204)		0.0%
Corporate Expense	(3,157)	-4.6%	(629)	-2.1%	(2,528)		401.9%
Total segment operating income (loss)	5,035	7.4%	5,303	17.4%	(268)		-5.1%
Interest expense, net	(1,142)	-1.7%	(453)	-1.5%	(689)		-152.1%
Gain on bargain purchase	381	0.6%	0	0.0%	381		0.0%
Other non-operating income (expense)	52	0.1%	131	0.4%	(79)		-60.3%
Non- Operating Income/(Expenses)	(709)	-1.0%	(322)	-1.1%	(387)		-120.2%
Consolidated income before income tax expense and non-controlling interest	4,326	6.3%	4,981	16.4%	(655)		-13.1%

Precision Components

Precision Components’ sales increased by 168% or $37.6 million; sales of $59.9 million for the fiscal year ended June 30, 2013, compared to sales of $22.3 million for the fiscal year ended June 30, 2012. Operating income was $7.8 million for the fiscal year ended June 30, 2013 compared to $4.3 million for the fiscal year ended June 30, 2012, an increase of $3.5 million or 79.7%. The increase resulted from the post-acquisition sales activity along with opportunities to expand in both the automotive and firearms market as a result of acquiring AFT and AFT-HU.

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

The additional operating costs resulting from the acquisition translated into segment cost increase of 189% or $34.1 million over prior year. This increase is also attributed to lower historical margin levels at AFT and AFT-HU due to higher material costs as a percentage of sales and certain manufacturing inefficiencies offset by a large number of continuous improvement programs and price increases to certain customers. The operating companies have implemented additional cost reduction and continuous improvement activities to maintain and improve margins, and aggressively implemented price increase opportunities with certain customers to offset increases in raw materials and other operating costs. Additionally, we expect demand in Europe for automotive turbochargers to continue its strong growth patterns which should translate into increased revenues at AFT-HU. The Precision Components segment experienced a slight slowdown in demand in several important market segments such as medical devices although the demand in the firearms and automotive segment has offset the negative impact on revenues. We anticipate the negative impact on revenue of the current years slowing economy to stabilize in the upcoming year.

Flanges & Fittings

Flanges and Fittings’ sales were $6.5 million for the fiscal year ended June 30, 2013, compared to sales of $8.1 million for the fiscal year ended June 30, 2012. Segment operating costs income was $5.8 million and $6.5 million for the fiscal years ended June 30, 2013 and 2012, respectively. Segment operating income was $0.6 million and $1.6 million for the fiscal years ended June 30, 2013 and 2012, respectively.

The reduction in revenues and operating income reflects the impact of the slowing in the general economy in the year. Also, our customer base in the Northeast US was affected and is gradually recovering from the impact of Hurricane Sandy. Additionally, during fiscal year 2013 the decision was made to discontinue operations of TubeFit due to the subsidiary’s continuing inability to generate adequate sales volume and positive income as a result of significant price competition in the Southwest U.S. geographic market.

We have made certain cost reductions in our General Flange operation to reduce our operating costs as the Northeast recovers and demand in that geographic market improves as reconstruction projects get underway with the improved weather in the area.

As with our Precision Components segment, the Flanges & Fittings segment is witnessing a slight slowdown in overall demand from its customers due to the sluggish US economy. However, we remain optimistic about the overall prospects of the Flanges & Fittings industry. The increasing attention on energy, chemical manufacturing, food processing, and other industries requiring flow management all appear to position General Flange and Forge for future growth. GF&F is focused on continuing to expand its customer base in 2014, particularly with the instrumentation market segment and the energy segment by marketing flanges rated for higher pressure applications than current product lines.

Wireless

Wireless sales were $2.1 million for the year ended June 30, 2013. Segment operating loss was $0.2 million or (10%) as a percent of segment sales, for the year ended June 30, 2013. During fiscal year 2013 cost reduction efforts were implemented for ARC Wireless to minimize the operating losses and structure the organization for improved operating performance going forward.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note A “Summary of Significant Accounting Policies” of our consolidated financial statements set forth in this Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed.

Allowance for Doubtful Accounts

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

Valuation of Inventories

The Company values inventories at the lower of average cost or market using the first-in, first-out (FIFO) method. It is the Company’s practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage. Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues. While historical write-downs have not been material, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.

Acquisition Accounting

We account for acquired businesses using the acquisition method of accounting. This requires that we make various assumptions and estimates regarding the fair value of assets and liabilities at the date of acquisition. These assumptions can have a material impact on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future.

Goodwill, Acquired Intangibles, and Long-Lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance, or as a result of fundamental changes in a subsidiary's market conditions, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed the qualitative assessment using a “more likely than not” concept for fiscal year 2013. The determination of the value of such intangible assets required management to make estimates and assumptions that affect the consolidated financial statements. Management determined that there is less than 50% chance that the fair value of a reporting unit is less than the carrying value, thus no goodwill impairment was recorded in continuing operations.

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements (see Note – B “Recent Accounting Pronouncements” in Part IV Item 15 of this Form 10-K).

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the registrant is not required to provide information for this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-30 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

(a)                 Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. We conducted an evaluation of the effectiveness, as of June 30, 2013, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of June 30, 2013 at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below in the Management’s Annual Report on Internal Control over Financial Reporting. Despite the material weakness, we believe that the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2013 present, in all material respects, our financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”) as of June 30, 2013.

Based on this evaluation under the COSO Framework, our management identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board as of June 30, 2013. Specifically we do not have adequately designed controls in place with regard to external SEC reporting compliance, because our accountants and management did not have sufficient training and available resources to on-line disclosure checklists and external resources in financial reporting and SEC reporting matters. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on the criteria established in the Internal Control – Integrated Framework, issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

There are inherent limitations on the effectiveness of internal controls. Our management does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met.  The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b)           Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, management will present a proposed remediation plan to the audit committee concerning the external SEC reporting compliance. Included in the process of designing a proposed remediation plan is assessing the need for a Disclosure Committee, management’s implementation of a Corporate Governance Compliance Checklist, evaluation of the accounting staff and assessing the needs for training, and evaluation of the need for heavier usage of outside consultants. We are committed to improving our financial organization and implementing a timely remediation plan in fiscal year 2014.

Except as described above, there have been no changes in our internal control over financial reporting during the year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions “Information Regarding the Board of Directors and Executive Officers,” and “Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2013 (2013 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Outstanding Equity Awards at Fiscal Year-End,” and “Grants of Plan-Based Awards” in the 2013 Proxy Statement and is incorporated herein by reference. Additional information required by this Item is set forth under the caption “Equity Compensation Plan Table” in Item 5, above, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Transactions with Management and Principal Shareholders” and “Corporate Governance” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000 (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998 (2)
3.3	Amended and Restated Articles of Incorporation dated August 7, 2012.
10.11	Membership Interest Purchase Agreement by and among ARC Group Worldwide, Inc., Quadrant Management, Inc., QMP Holding Corp., QTS Holding Corporation, John Schoemer, Arlan Clayton, Robert Marten, Quadrant Metals Technologies LLC, and Carret P.T., LP dated April 6, 2012. (3)
10.12	Purchase Agreement among Precision Castparts Corp., AFT Europa KFT and ARC Group Worldwide, Inc. Dated as of April 6, 2012 (3)
10.13	Form of Unsecured Subordinated Convertible Promissory Note (3)
10.14	Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc., dated as of January 21, 2009 (3)
10.15	Waiver of Advisory Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management, Inc.(3)
10.16	Letter Agreement by and between ARC Group Worldwide, Inc. and Quadrant Management Inc. (3)
10.17	First Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of June 25, 2012. (4)
10.18	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of June 25, 2012. (4)
10.19	Second Amendment to the AFT Acquisition Agreement, by and between Precision Castparts Corp., AFT Europa KFT and the Company, dated as of July 13, 2012. (4)
10.20	Waiver to the QMT Acquisition Agreement, by and between the Company and Quadrant Metals Technologies, LLC, dated as of July 13, 2012. (4)
10.21	Lock Up Agreement, by and between the Company and Jason T. Young, dated as of September 3, 2013.
10.22	Promissory Note, by and between FloMet LLC and Robert L. Marten, dated as of July 1, 2011.
10.23	Loan Termination, by and between the Company, FloMet LLC and Robert L. Marten, dated as of September 25, 2013.
10.24	Employment Agreement, by and between FloMet LLC and Ashley Nichols, dated as of February 28, 2011.
10.25	Employment Agreement, by and between FloMet LLC and Thomas Houck, dated as of March 1, 2011.
14.1	Amended and Restated Code of Ethics (5)
21.1	Subsidiaries of the Registrant
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	FloMet LLC Incentive Plan

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

ARC Group Worldwide, Inc.

Date: October 4, 2013	By:	/s/ Jason T. Young
Jason T. Young, Chief Executive Officer, Director
(Principal Executive Officer)

Date: October 4, 2013	By:	/s/ Norma Caceres
Norma Caceres, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

October 4, 2013	/s/ Jason T. Young
Jason T. Young, Chairman

October 4, 2013	/s/ Gregory Wallis
Gregory Wallis, Director

October 4, 2013	/s/ Eddie W. Neely
Eddie W. Neely, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of ARC Group Worldwide and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

October 3, 2013

ARC Group Worldwide, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30,	June 30,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$3,601	$1,448
Accounts receivable, net	10,636	3,585
Inventories, net	10,780	3,649
Due from related party	—	205
Prepaid and other current assets	1,012	423
Current assets of discontinued operations	262	362
Total current assets	26,291	9,672

Property and Equipment, net	24,051	4,473

Long-Term Assets
Goodwill	11,497	6,835
Intangible assets, net	4,622	—
Other	211	172
Long-term assets of discontinued operations	—	181
Total long-term assets	16,330	7,188
Total Assets	$66,672	$21,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	5,496	710
Accrued expenses	2,265	953
Due to related party	20	367
Deferred revenue	1,103	132
Current portion of long-term debt	7,410	1,491
Current liabilities of discontinued operations	7	7
Total current liabilities	16,301	3,660

Long-Term Liabilities:
Bank debt, noncurrent	8,788	5,377
Convertible debt, net of discount	15,866	—
Total long-term liabilities	24,654	5,377
Total Liabilities	40,955	9,037

Commitments (Note H)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized, 5,672,618 and 4,029,700 shares outstanding at June 30, 2013 and June 30, 2012, respectively	3	2
Treasury stock, at cost	(1)	—
Additional paid-in capital	13,280	2,607
Note Receivable from Related Party	(272)	(303)
Accumulated earning/deficit	11,627	9,146
Non-Controlling Interest	1,080	844
Total Stockholders’ Equity	25,717	12,296
Total Liabilities and Stockholders’ Equity	$66,672	$21,333

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	June 30, 2013	June 30, 2012
Sales	68,486	30,407
Cost of sales	50,194	18,696
Gross Profit	18,292	11,711

Operating Expense:
Selling, general and administrative	11,620	6,408
Merger expenses	1,637	—
Income from Operations	5,035	5,303

Other Income (Expense):
Other income (expense)	52	131
Gain on bargain purchase	381	—
Interest expense, net	(1,142)	(453)
Total other income (expense)	(709)	(322)
Income before Income Taxes	4,326	4,981
Current and deferred income tax expense	722	—
Earnings from continuing operations	3,604	4,981
Loss from discontinued operations, net of tax benefit of $132 and $0	(274)	(164)
Net Income	3,330	4,817
Less: Net Income (Loss) Attributable to Non-Controlling Interest	291	299
Net Income Attributable to ARC Group Worldwide, Inc.	3,039	4,518

Amounts Attributable to ARC Group Worldwide, Inc.
Net Income from Continuing Operations	3,313	4,665
Net Income (Loss) from Discontinued Operations	(274)	(147)
Net Income Attributable to ARC Group Worldwide, Inc.	3,039	4,518

Net Income (Loss) per Common Share:
Continuing operations (net of non-controlling interest)	0.60	1.16
Discontinued operations (net of non-controlling interest)	(0.05)	(0.04)
Basic and diluted	0.55	1.12

Weighted Average Common Shares Outstanding:

Basic and Diluted	5,497,073	4,029,700

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

For the Years Ended June 30, 2013 and 2012

	Common stock		Treasury stock	Retained earnings/ Members equity	Non-controlling interest	Related Party Note	Additional paid-in capital	Total stockholders’ equity
	Common share	Amount (Par value $0.0005)
Balance, June 30, 2011	4,030	$2		$7,230	$2,157		$2,607	$11,996
Transfer of Non-Controlling Interest				1,298	(1,298)			—

Initial Capitalization				1				1

Exercise of Option for Member Note				303		(303)		—

Recall of Share Options					(10)			(10)

Payment & Exercise of Share Options Issued					10			10

Net Income				4,518	299			4,817

Distributions				(4,204)	(314)			(4,518)

Balance at June 30, 2012	4,030	$2	$—	$9,146	$844	$(303)	$2,607	$12,296

Net Income/(Loss)				3,039	291			3,330

Acquisition of TubeFit non-controlling interest				(19)	19			—

Distributions				(539)	(74)			(613)

Shares Issued in Reverse Merger	1,643	1					10,673	10,674

Treasury Stock			(1)					(1)

Note Payment						31		31

Balance at June 30, 2013	5,673	$3	$(1)	11,627	$1,080	$(272)	$13,280	$25,717

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net Income	$3,330	$4,817
Loss from Discontinued Operations	274	164
Income from Continuing Operations	3,604	4,981
Adjustments to Reconcile Changes in Net Assets to Net Cash Provided by (Used In) Operating Activities
Operating Activities:
Depreciation and Amortization	3,393	725
Gain on Bargain Purchase	(381)	—
(Gain)/Loss on Disposition of Assets	(5)	27
Amortization of Debt Discount	378	—
Loss on Intangible Impairment	7	—
Bad Debt Expense	73	75
(Increase) Decrease in Assets
Accounts Receivable	214	(121)
Related Party Receivable	205
Inventory	121	709
Prepaid Expenses and Other Assets	(285)	292
Other Long-Term Assets	(33)	146
Increase (Decrease) in Liabilities
Accounts Payable	(252)	(364)
Other Accrued Expenses	336	277
Related Party Payable	(347)	0
Deferred Revenue	404	(65)
Net Cash Provided by Operating Activities of Continuing Operations	7,432	6,682
Net Cash Used in Operating Activities of Discontinued Operations	(18)	(520)
Net Cash Provided by Operating Activities	7,414	6,162

Cash Flows from Investing Activities
Net Assets Acquired in the QMT and AFT Acquisitions	(25,122)	—
Net Cash Acquired in the QMT and AFT Acquisitions	11,325
Investment in Plant and Equipment	(818)	(628)
Proceeds from Sale on Assets	143	—
Cash Received in Reverse Merger	449	—
Net Cash Used in Investing Activities of Continuing Operations	(14,023)	(628)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	25	(173)
Net Cash Used In Investing Activities	(13,998)	(801)

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	25,000	2,318
Principal Payments on Existing Debt	(6,869)	(3,505)
Principal Payments on Newly Issued Debt	(8,802)	—
Payment on Capital Lease Obligations	(9)	—
Repurchase of Shares	(1)	—
Payments on Recalled Share Options	—	(10)
Receipt on Related Party Note	31	—
Due to Related Party	—	51
Proceeds from Member Shares Issued	—	10
Additional Cash Contribution	—	1
Distribution Payments to Non-controlling Interest Members	(74)	(314)
Distributions to Members	(539)	(4,204)
Net Cash Provided by (Used in) Financing Activities	8,737	(5,653)

Net Increase (Decrease) in Cash and Cash Equivalents	2,153	(292)
Cash and Cash Equivalents, Beginning of Period	1,448	1,740
Cash and Cash Equivalents, End of Period	$3,601	$1,448
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for Interest	737	479
Cash Paid During the Year for Taxes	435	—
Non Cash Transactions
Stock Issued in the Reverse Merger	10,225	—
Debt Discount	2,112	—
Convertible Debt Issued in AFT Acquisition	17,600	—

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Consolidated Financial Statements

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

Basis of Presentation/Principles of Consolidation

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. The accompanying consolidated financial statements include the amounts of the Company as well as the Predecessor Company and all wholly owned subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Significant Business Acquisitions

On August 8, 2012, ARC completed the acquisition of QMT and AFT (referred to herein as the “QMT Acquisition” and the “AFT Acquisition”). The QMT Acquisition was accounted for as a reverse acquisition under generally accepted accounting principles, whereby QMT was deemed to be the accounting acquirer in the acquisition. The financial statements for periods prior to August 8, 2012 reflect only the operations of QMT. The Company’s common stock was issued in exchange for 100% of the issued and outstanding membership interest of Quadrant Metals Technologies, LLC (equal to 4,029,700 shares of ARC’s common stock after giving effect to the 1:1.95 reverse stock split). The shares of common stock issued to QMT pursuant to the merger are presented as having been outstanding since July 1, 2011. The accompanying financial statements present the previously issued shares of ARC common stock as having been issued pursuant to the merger on August 8, 2012. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor Company have been eliminated in the financial statements.

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

Effective August 8, 2012, the Company acquired all shares of AFT and the net assets of AFT for approximately, $40.6 million. The acquisition was completed through the payment of cash totaling $7.1 million less post-closing adjustments of ($0.1) million, bank facility funds of $18.1 million, and a convertible note net of interest discount with Precision Castparts Corp. of $15.5 million. For the QMT Acquisition, effective August 8, 2012, the Company sold 57,505 shares of ARC Common Stock after giving effect to the proposed 1:1.95 reverse stock split to Carret P.T., LP in consideration for cash investment in ARC of $449 thousand. The purchase price for the reverse acquisition of $10.2 million was derived from the ARC common stock equal to 1,585,413 shares after giving effect to the 1:1.95 reverse stock split at the August 8, 2012 stock price. With regard to the assets acquired for the reverse merger of ARC by QMT, ARC’s historical accumulated deficit for periods prior to August 8, 2012, in the amount of $10.2 million was eliminated against additional paid in capital. The acquisition was accounted for using the purchase method of accounting and, accordingly the Company’s consolidated balance sheet as of June 30, 2013, includes the impact of the acquisition.

The accompanying financial statements include the results of operations of ARC, QMT and AFT for periods subsequent to the acquisition; for periods prior to the acquisition the results of operations are presented only for QMT.

The total adjusted purchase price of AFT was allocated to the tangible and intangible assets acquired based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill for AFT in the amount of $4.7 million. The goodwill arising from the AFT Acquisition consists of synergies and economies of scale expected from the QMT and AFT Acquisitions. The goodwill recognized is expected to be deductible for income tax purposes. For AFT, third party consultants were retained to perform valuation techniques to establish valuation for property and equipment, and identifiable intangible assets. For ARC the fair value of the identifiable assets acquired and liabilities assumed of $10.6 million exceeded the fair value of the purchase price of the business of $10.2 million. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the ARC reverse acquisition has been accounted for as a bargain purchase and, as a result, the Company recognized a gain of $0.4 million associated with the reverse acquisition. The gain is included in the line item “Gain on bargain purchase” in the 2013 Consolidated Statement of Operations.

Significant Business Acquisitions

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

To record the assets and liabilities for the reverse merger of ARC by QMT (in thousands):

Cash and cash equivalents	10,590
Accounts receivable, net	1,096
Inventories, net	737
Prepaid and other current assets	40
Property and equipment, net	236
Intangible assets	109
Other Assets	6
Negative goodwill resulting from the acquisition accounted for as a bargain purchase	(381)
Accounts payable	(2,030)
Accrued expenses	(169)
Current portion of capital lease	(9)
Fair value of net assets acquired	10,225

To record the assets and liabilities purchased in the acquisition of AFT (in thousands):

Cash and cash equivalents	735
Accounts receivable, net	6,236
Inventories, net	6,521
Prepaid and other current assets	264
Property and equipment, net	21,590
Other intangible assets	4,983
Goodwill	4,663
Accounts payable	(3,007)
Accrued expenses	(1,375)
Fair value of net assets acquired	40,610

In the third quarter the Company revised its allocation to other identifiable intangibles based on the results from a third party valuation report. Additionally in the fourth quarter the Company revised its estimate of the fair value of the liabilities assumed based on additional analysis. If these adjustments were made at the acquisition date, amortization expense of intangibles and interest would have increased by $145 thousand, $230 thousand, and $104 thousand in the first three quarters, respectively. Adjustments were made in the third and fourth quarters to record the appropriate amount of amortization for the year.

Pro forma Financial Information (Unaudited)

The historical operating results of ARC and AFT have not been included in the Company's historical consolidated operating results prior to their acquisition dates. The following unaudited pro forma information presents the combined results of continuing operations for the years ended June 30, 2013 and June 30, 2012 as if the acquisition had been completed on July 1, 2011. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results.

(In thousands, except per share data)	Year Ended June 30, 2013	Year Ended June 30, 2012
Revenue	$71,929	$70,417
Income from continuing operations	$2,535	2,932
Loss from discontinued operations	$(274)	(147)
Net income (loss)	$2,261	$2,785

Income per common share for continuing operation	$.45	.52
Loss per common share for discontinued operations	$(.05)	(.03)
Basic and diluted net income per common share	$.40	$.49

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash and cash equivalents. At times, cash in the bank may exceed FDIC insurable limits.

Accounts Receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimates this amount based upon prior experience with customers and an analysis of individual trade accounts. An allowance for doubtful accounts of $222 thousand and $125 thousand has been reserved as of June 30, 2013 and June 30, 2012, respectively.

The Company offers most customers between net 30 and 60 day terms. Accounts are considered past due if a payment is not received within credit terms.

Inventories

The Company values inventories at the lower of average cost or market using the first-in, first-out (FIFO) method. It is the Company’s practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage. Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues. An allowance for inventory obsolescence of $386 thousand and $45 thousand has been reserved as of June 30, 2013 and June 30, 2012, respectively.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Depreciation expense totaled $2.9 million and $.7 million in the years ended June 30, 2013 and 2012, respectively.

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance, or as a result of fundamental changes in a subsidiary's market conditions, a determination is made as to whether the carrying value of the property's long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of June 30, 2013.

Goodwill and Intangibles

Goodwill is recognized as a result of an acquisition when the price paid for the acquired business exceeds the fair value of its identified net assets. Identifiable intangible assets are recognized at their fair value when acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. The Company performs the qualitative assessment using a “more likely than not” concept first. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. The Company is compared to its carrying value to determine whether an indication of impairment exists.  If impairment exists, then the fair value of the goodwill is determined by allocation of the Company’s fair value to its assets and liabilities (including any unrecognized intangible assets). Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company has evaluated its goodwill and intangibles that were acquired in prior periods for impairment and have determined that goodwill and intangibles were not impaired for continuing operations with the exception of a patent that was retired in the amount of $12 thousand as of the year ended June 30, 2013. The Company has determined goodwill impairment for period ending June 30, 2013 in the amount of $129 thousand related to discontinued operations.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisitions during fiscal year 2013 resulted in an increase in goodwill of approximately $4.7 million. The carrying amounts of goodwill are as follows (in thousands):

	June 30,	June 30,
	2013	2012
Precision Components	$9,785	$5,123
Flanges and Fitting	1,712	1,712
Wireless	—	—
Total	$11,497	$6,835

Goodwill and Intangibles

The gross carrying amount and accumulated amortization of acquired intangible assets are as follows (in thousands):

	June 30,	June 30,
	2013	2012
Patents	$272	—
Tradenames	75	—
Customer Relationships	4,971	—
Total Gross Carrying Value	5,318	—
Accumulated Amortization	(696)	—
Total Net Carrying Value	$4,622	—

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years. Amortization expense totaled $463 thousand for other identifiable intangible assets for the year ended June 30, 2013.

Estimated future amortization expense for the next five years as of June 30, 2013 is as follows (in thousands):

Fiscal Years	Amount
2014	$505
2015	503
2016	503
2017	503
2018	502

Deferred Revenue

Unearned revenue consists of customer deposits for the development of molds used in the manufacturing process. As of June 30, 2013 and 2012, unearned income was $1,103 thousand and $132 thousand respectively. The Company recognizes revenue and the related expenses when the customer approves the mold for production. Accordingly, as of June 30, 2013 and 2012, the Company and Predecessor has incurred costs of $897 thousand and $101 thousand, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheet.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed.

Research and Development Costs

Research and development costs are expensed as incurred. The majority of these expenditures consist of salaries for engineering and manufacturing personnel and fees paid to consultants for services rendered. For the years ended June 30, 2013 and 2012, the Company incurred $794 thousand and $830 thousand, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statement of income.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the twelve months ended June 30, 2013 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2013 or June 30, 2012. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Prior to the Reverse Merger the Company was a limited liability company; the Company’s taxable income or loss was allocated to the members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements prior to August 8, 2012.

The tax returns for the years ending June 30, 2010 through 2012 are open to examination by federal and state authorities.

Presentation of Certain Taxes

The Company collects various taxes from customers and remits these amounts to applicable taxing authorities. The Company's accounting policy is to exclude these taxes from revenues and cost of sales.

Advertising

Advertising costs are charged to operations when incurred. Total advertising costs for the years ended June 30, 2013 and 2012 was approximately $86 thousand and $99 thousand, respectively.

Foreign Currency Transactions

AFT-Hungary’s functional currency is the U.S. Dollar, transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Transaction gains and losses had no material impact on the Company’s results of operations for any year presented.

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

NOTE C – INVENTORY

Inventories consisted of the following (in thousands):

	June 30, 2013	June 30, 2012
Raw Materials and Supplies	$3,172	$1,332
Work In Process	4,772	768
Finished Goods	3,222	1,594
	11,166	3,694
Less: Reserve for Obsolescence	386	45
	$10,780	$3,649

NOTE D – PLANT and EQUIPMENT

Plant and equipment consisted of the following (in thousands):

	June 30, 2013	June 30, 2012
Land	$1,197	$—
Building and Improvements	12,859	2,201
Machinery and Equipment	18,277	8,058
Office Equipment	766	528
Leasehold Improvements	65	44
Automobiles	186	147
Construction in Process	281	146
	33,631	11,124
Less: Accumulated Depreciation	9,580	6,651
	$24,051	$4,473

NOTE E – LONG-TERM DEBT

Long-term debt payable consists of the following:

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase of Precision Castparts Corp.’s (“PCC”) interest in Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date.

The Credit facility is described in the first four notes below. Unless otherwise noted, interest rate for the Credit facility below is variable and can range from one month Libor plus 250-300bps and is determined based on total leverage ratio as measured on a rolling four quarter basis at the end of each fiscal quarter.

	Balance as of (in thousands)
	June 30, 2013	June 30, 2012
Revolving line of credit not to exceed $10.0 million with a maturity date of August 8, 2015; collateralized by accounts receivable and inventory; the amount available from this line is determined by a monthly borrowing base, at June 30, 2013. Interest is accrued and payable monthly.	$2,868	—

Term Loan A in the amount of $3.6 million, collateralized by equipment payable in equal monthly payments of $60 thousand plus accrued interest, with a maturity date of August 8, 2017.	$3,010	—

Term Loan B (commercial mortgage) in the amount of $5.5 million payable in equal monthly installments of $18 thousand plus accrued interest with maturity date of August 8, 2022, with a five year call option.	$5,288	—

Term Bridge Loans-amounting to $8.9 million consisting of :
a) $6.9 million with interest only payments for the first 6 months and 23 monthly principal payments of $300 thousand plus interest with maturity date of February 8, 2015.	$5,032	—
b) $2.0 million, with interest rate at one month Libor + 400bps with a 5% floor; payable in 6 equal payments of $341 thousand plus accrued interest with maturity date of February 8, 2013.	$—	—

Subtotal	16,198	—

Convertible Note Payable to Precision Castparts in the amount of $17.6 million; due at 8/8/2017; interest is equal to the Five-Year U.S. Treasury Note Constant Maturity rate adjusted on each anniversary and is paid on a quarterly basis; this Note is subordinated to the first priority security interest of TD Bank, N.A. Subject to certain terms of the agreement the Holder has the option to convert outstanding principal and unpaid interest into shares of the Company’s Common Stock.	17,600	—

Convertible note interest discount (1)	$(1,734)	—
Convertible note, net of discount	$15,866	—

Notes Payable to bank; these notes were all paid off as part of the QMT and AFT Acquisitions on August 8, 2012		6,868

Total Long-Term Debt from Continuing Operations	$32,064	$6,868
Less: Current Portion from Continuing Operations	(7,410)	(1,491)
Total Long-Term Debt Less Current Portion	$24,654	$5,377

(1)	The interest discount represents the difference between the actual negotiated interest rate being the Five-Year U.S. Treasury Note Constant Maturity rate, and the Company’s assumption of market rate of 4%. The total interest discount calculated was $2.1 million, which is amortized over the life of the note. The fiscal year 2013 non-cash interest discount amortization reduces the interest discount balance by $378 thousand, resulting in an ending balance as of June 30, 2013 of $1.7 million.

Maturities are as follows on notes payable and Line of Credit at June 30, 2013

2014	$7,410
2015	2,373
2016	941
2017	16,808
2018	339
2019 – 2022	4,193
Total	32,064

An economic hedging instrument was acquired through the Bank to synthetically convert the floating rate to an indicative fixed rate on 50% of the notional amounts of Term Loan A and Term Loan B for a term of five years. Fixed rate through a derivative swap was locked in at the time the Swap was executed; the swap is discussed in Note F.

Certain loans are subject to financial and non-financial covenants established by the bank; compliance is determined on an annual basis using audited and consolidated financial statements. As of the years ended June 30, 2013 and 2012 the Company was in compliance with all covenants.

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

The terms, of the outstanding swaps as of June 30, 2013 were as follows:

Associated Debt	Notional Amount (thousands)	Effective Date	Fixed Rate Paid	Variable Rate Received	Fair Value (thousands)	Swap Termination Date
Term Loan A	$1,505	8-Aug-2012	0.85%	LIBOR*	$3	8-Aug-2017
Term Loan B	$2,644	8-Aug-2012	1.10%	LIBOR*	$(5)	8-Aug-2017

*One month London Interbank Offered Rate

The Company estimated the fair value of these instruments based on a market position at close of business June 30, 2013 and on such basis determined the fair value to be ($2) thousand.

Termination of Swap prior to maturity will be settled at market value and may result in a payment to or from borrower determined at the time of termination.

NOTE G – BENEFIT PLANS

401(k) Plan

Each of the operating entities of the Predecessor sponsors a 401(k) plan and matches employee contributions as determined by resolution of the Board on an annual basis. The employer contribution criterion currently varies by operating entity. The amount charged to expense under the Plan was $259 thousand and $188 thousand for years ended June 30, 2013 and 2012, respectively.

Cash Incentive Plan

Certain full-time salaried employees of the Company are covered under a contributory cash incentive plan. The Company’s contributions are based on amounts established at the discretion of the Board. The Company's contributions to this plan for years ended June 30, 2013 and 2012 were $578 thousand and $646 thousand, respectively.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company leases land, facilities and equipment under various non-cancellable operating lease agreements expiring through August 31, 2017 and contain various renewal options.

At June 30, 2013, future rental commitments under non-cancellable operating leases were as follows (in thousands):

June 30,
2014	$424
2015	242
2016	219
2017	146
2018	112
Thereafter	—
Total	1,143

Rent expense was $418 thousand and $323 thousand for the years ended June 30, 2013 and 2012, respectively.

The Company entered into an employee agreement with the president and CEO of Quadrant Metal Technologies (“QMT”) dated March 1, 2011. The agreement will expire February 24, 2014, with an automatic one year renewal option. The President and CEO of QMT’s annual salary is $267.3 thousand and he is eligible for benefits as provided to similar situated employees of QMT.

We are currently involved in a controversy with one of the former suppliers to our subsidiary, ARC Wireless, LLC (our “Wireless Subsidiary”).  The controversy involves claims by the former supplier for approximately $2 million related to an alleged breach of contract by our Wireless Subsidiary.  The former supplier has threatened to sue our Wireless Subsidiary.  We believe that we have meritorious defenses to any litigation which may be initiated by the former supplier.  Other than the foregoing, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

NOTE I – CUSTOMER AND SUPPLIER CONCENTRATION RISK

The Company had sales to four and three customers for the years ended June 30, 2013 and 2012, respectively, which represented approximately 37.3% and 31.6% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. The Company sells a majority of its products in the MIM business to medical, firearm, consumer, and automotive industries.

Customer	Percentage of Sales
	2013	2012

1	10.7%	*
2	10.2%	*
3	8.7%	18.3%
4	7.7%	*
5	*	7.4%
6	*	5.9%

*Customer represented less than 5% of sales for the years presented.

For the years ended June 30, 2013 and 2012 these customers represented approximately 35.6% and 5.5%, respectively, of our net trade accounts receivable.

Customer	Percentage of Receivables
	2013	2012

1	14.2%		*
2	14.3%		*
3	1.4%	5.5%
4	5.7%		*

*Customer represented less than 5% of total receivables balance for the years presented

For the years ended June 30, 2013 and 2012, respectively, there was no concentration in the volume of business above 5% transacted with a particular supplier(s) for which the Company had no alternative sources of supply.

NOTE J – FLOMET RELATED PARTY NOTE RECEIVABLE

For the years ended June 30, 2013 and 2012, the Company had a balance of notes receivable related to financed options in the amounts of $272 thousand and $303 thousand, respectively. Payments on the notes receivable are to be made from incentive compensation earned by the optionee. In the event insufficient incentive compensation is earned by the optionee to meet the principal payments due under the note receivable, the payments can be waived until sufficient incentive compensation is earned. The note has been classified as a reduction of equity. See Note P - Subsequent Events and Note N – Related Party Transactions.

NOTE K – EARNINGS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. As of June 30, 2013 the Company had no outstanding stock options, therefore there was no computation of effect of dilutive securities. In addition, there was no effect of the convertible debt to the dilutive calculation since the non-market based contingency had not been met.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Years Ended
	June 30,			June 30,
	2013			2012
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic and Diluted EPS:
Net Earnings from Continuing Operations	$3,313	5,497	$0.60	$4,665	4,030	$1.16
Net Loss from Discontinued Operations	(274)	5,497	(0.05)	(147)	4,030	(0.04)
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Diluted earnings per share	$3,039	5,497	$0.55	$4,518	4,030	$1.12

NOTE L - INCOME TAXES

Prior to the Reverse Merger the Company was a limited liability company; the Company’s taxable income or loss was allocated to the members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements prior to August 8, 2012. Income tax provision for the years ended June 30, 2013 and June 30, 2012 consist of the following:

NOTE L - INCOME TAXES

	June 30, 2013	June 30, 2012
Federal tax expense	$426	$—
State tax expense	64
Foreign tax expense	232	—
Provision for income taxes from continuing operations	722	—
Federal income tax (benefit) from discontinued operations	(132)	—
Total Provision for income taxes	590	—

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	June 30, 2013	June 30, 2012
Federal Income Taxes	34.0%	—
State Income Taxes	1.1%	—
Foreign Taxes	5.9%	—
Permanent Items	(4.7%)	—
Utilization of Operating Loss Carryforward	(13.2%)	—
Valuation Allowance and Other	(8.0%)	—
Effective Rate	15.1%	—

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets and liabilities represent amounts available to reduce or increase taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including carrybacks (if applicable), reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

Based upon the weight of available evidence, which includes historical operating performance and uncertainties in forecasting our future results, we provided a full valuation allowance against our net deferred tax assets. The Company will reassess the need for a valuation allowance on a quarterly basis. A subsequent determination that the valuation allowance should be reduced would generally result in a benefit to the income tax provision.

NOTE L - INCOME TAXES

Components of our deferred tax assets and liabilities were as follows (thousands):

	June 30, 2013	June 30, 2012
Deferred tax assets arising from:		—
Accrued liabilities and reserves	140	—
Bad debt reserves	96	—
IRC Section 263(A)	155	—
Inventory Reserve	129	—
Intangibles	2,530	—
Tax effects of Net operating loss carry-forwards	2,119	—
Less Valuation Allowances	(4,430)	—
Deferred Tax Assets	739	—

Deferred tax liabilities arising from:
Property and equipment	(727)	—
Deferred revenue on asset transfer	(12)	—
Deferred Tax Liabilities	(739)	—

Net Deferred Tax Asset	—	—

As of June 30, 2013, our net deferred tax assets of $4,430 thousand are fully offset by a valuation allowance of ($4,430) thousand. The Company acquired net operating loss “NOL” carryforwards in the reverse merger. The reverse merger, however, was considered a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carryforwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation. As of June 30, 2013, the Company had $5,830 thousand NOL carryforwards which will begin expiring in 2023 and is subject to U.S. Internal Revenue Code Section 382 limitations.

NOTE M – SEGMENT INFORMATION

Prior to August 8, 2012 the Company operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings. and operated under two reportable business segments: Precision Components and Flanges & Fittings. The Precision Components segment included results of its precision miniature components manufacturing subsidiary, FloMet, as well as its hermetic sealing manufacturing subsidiary, TeknaSeal. Whereas, the Flanges & Fittings business segment included the results of the remaining two subsidiaries specializing in the manufacture and distribution of carbon, stainless and alloy flanges and fittings, namely GF&F and TubeFit, which is currently classified as a discontinued operation. Subsequent to the acquisitions on August 8, 2012, the Company operates three business segments: the Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and TeknaSeal; the Flanges and Fittings Group, consisting of GF&F and TubeFit; and the Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

During the third quarter of fiscal 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

Summarized segment information for our three continuing segments for years ended June 30, 2013 and 2012 is as follows:

	For the years ended (in thousands)
	June 30, 2013	June 30, 2012
Net sales:
Precision Components	$59,941	$22,353
Flanges and Fittings	6,494	8,054
Wireless	2,051	—
Consolidated net sales	$68,486	$30,407
Operating Costs:
Precision Components	52,159	18,022
Flanges and Fittings	5,880	6,453
Wireless	2,255	—
Consolidated Operating Costs	$60,294	$24,475
Segment operating income/(loss) from continuing operations:
Precision Components	7,782	4,331
Flanges and Fittings	614	1,601
Wireless	(204)	—
Corporate Expense	(3,157)	(629)
Total segment operating income from continuing operations	$5,035	$5,303
Interest expense, net	(1,142)	(453)
Gain on bargain purchase	381	—

Other non-operating income(expense)	52	131
Non- Operating Income (Expenses)	$(709)	$(322)
Consolidated income from continuing operations before income tax expense and non-controlling interest	$4,326	$4,981

Fiscal Years	2013	2012
Capital Expenditures:
Precision Components	$803	$582
Flanges and Fittings	15	46
Wireless	—	—
Consolidated Capital Expenditures	$818	$628

Depreciation Expense:
Precision Components	$2,735	$629
Flanges and Fittings	102	96
Wireless	93	—
Consolidated Depreciation Expense	$2,930	$725

NOTE M – SEGMENT INFORMATION

Total Assets:	2013	2012
Precision Components	$60,467	$15,645
Flanges and Fittings	4,521	5,145
Wireless	1,422	—
Discontinued Operations	262	543
Consolidated Total Assets	$66,672	$21,333

Our business is conducted on a global basis with manufacturing, service and sales undertaken in both North America and Europe. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Long-lived assets consist of net property, plant and equipment of continuing operations. Geographic information regarding our net sales and long-lived assets is as follows:

Fiscal Years	2013	2012
North America	$57,597	$30,407
Europe	10,889	—
Net Sales	$68,486	$30,407

North America	$14,496	$4,473
Europe	9,555	—
Total Tangible Long-Lived Assets	$24,051	$4,473

NOTE N – RELATED PARTY TRANSACTIONS

Quadrant Management Inc. and Brean Murray Carret Group, Inc.

Quadrant Management Inc. ("QMI") is under common control with Brean Murray Carret Group, Inc. (“Brean Murray”). Quadrant indirectly owned 74% of the membership interests of Quadrant Metals Technologies LLC (“QMT”) prior to the acquisition. Brean Murray is the controlling shareholder of ARC. Brean Murray and QMI are under common control and therefore Brean Murray, QMI, ARC and QMT are affiliates under common control. Specifically, Brean Murray controls 100% of the ownership interests of QMI as well as, via certain wholly-owned intermediaries, 61.5% of the shares of ARC.

Pursuant to the original terms of the ARC Advisory Agreement entered into on January 21, 2009, (the “ARC Advisory Agreement”), QMI has provided ARC financial advisory and business consulting services, including restructuring services.  In consideration for the restructuring services provided by QMI since November 2008 and for ongoing services, ARC originally agreed to pay QMI the following compensation: (1) an initial cash fee of $250 thousand upon signing the ARC Advisory Agreement; (2) an annual fee of the greater of: (i) $250 thousand; (ii) 20% of any increase in reported earnings before interest, taxes, depreciation and amortization after adjusting for one-time and non-recurring items (“EBITDA”) for the current financial year over preceding year; or (iii) 20% of reported EBITDA for the current financial year; and (3) all reasonable out-of-pocket expenses incurred QMI in performing services under the ARC Advisory Agreement.

The ARC Advisory Agreement technically provides QMI the right to receive 20% of ARC’s EBITDA, even if such EBITDA is derived from the QMT Acquisition and the AFT Acquisition.  However, QMI has granted waivers to certain provisions of the ARC Advisory Agreement, (the “Quadrant Waiver”), such that:  (I) in calendar year 2012 QMI shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2012 less the combined EBITDA of QMT and AFT for the twelve months ending February 29, 2012 less the EBITDA of ARC for the twelve months ending December 31, 2011; or (iii) the product of (a) 20% and (b)  the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012; and

(II) in calendar year 2013 QMI shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2013 less the EBITDA of ARC for the twelve months ending December 31, 2012; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012. The ARC Advisory Agreement has been further revised such that it shall no longer extend for additional one-year periods after its expiration on December 31, 2013 in the absence of written termination notice by either party.

In consideration for granting the foregoing waiver, and in consideration for substantial merger and acquisition support services rendered to ARC over the past several years, QMI and ARC entered into a Letter Agreement pursuant to which ARC agreed to pay QMI transaction fees upon the closing of the QMT and AFT Acquisitions, calculated by reference to 2% of the total enterprise value for the QMT Acquisition and AFT Acquisition. As a result of the Closing of the QMT and AFT Acquisitions on August 8, 2012, a fee of $1.6 million has been paid to QMI.

In addition, QMI and QMT have entered into a non-exclusive financial advisory agreement, (the “QMT Financial Advisory Agreement”), whereby QMI performs ongoing consulting and advisory services for QMT through QMI personnel (acting at all times as independent contractors to QMT). The scope of such services includes business consulting services, financial advisory services, and other services. In consideration for such services, on April 1, 2012 QMT commenced paying an annual cash fee to QMI of $250 thousand to be paid in quarterly installments. QMT shall reimburse QMI for all reasonable out-of-pocket costs and expenses incurred by QMI in connection with the performance of its services. The QMT-QMI financial advisory agreement continues in effect following the acquisition of QMT by the Company and will remain effective through December 31, 2013 in accordance with the Amendment to the QMT Financial Advisory Agreement.

As a result of the accounting for the reverse merger, the statement of operations reflect only the fees earned by QMI for financial advisory services provided to QMT prior to August 8, 2012 and subsequent to August 8, 2012, fees earned by QMI for financial advisory services provided to ARC and QMT.

NOTE N – RELATED PARTY TRANSACTIONS

Fees earned by QMI for the years ended June 30, 2013 and 2012 were $650 thousand and $600 thousand, respectively.

In addition, the following officers and directors of ARC are also affiliated with QMI and Brean Murray: Mr. Jason Young, the Company’s Chairman, has been a Managing Director at QMI since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management or director-level roles.  Mr. Theodore Deinard, who served as the Company’s Interim Chief Executive Officer and as a director of the Company until he resigned as the Interim Chief Executive Officer of the Company and as a member of the Company’s Board of Directors on April 29, 2013, is a Managing Director of QMI. Mr. Deinard is also related by marriage to an officer of QMI. Mr. Jason Young and Mr. Alan Quasha, an officer of QMI, each serve on the Board of Directors of QMT and receive fees for such services. Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Brean Murray.

Robert Marten, Former Officer and Director

During fiscal year ending June 30, 2012, FloMet loaned its president, Mr. Robert Marten, $303 thousand as represented by a promissory note dated July 1, 2011 (the “FloMet Loan”). The balance due to FloMet for the years ended June 30, 2013 and 2012 was $272 thousand and $303 thousand. Interest accrued at June 30, 2013 associated with this loan amounted to $3 thousand. The principal of the FloMet Loan corresponded to the purchase price of certain membership interests which Mr. Marten acquired from FloMet through transactions that originated in 2006 (the “FloMet Membership Interests”). Upon the acquisition of FloMet by Quadrant Metals Technologies LLC (“QMT”), Mr. Marten received membership interests in QMT (the “QMT Membership Interests”) as consideration in exchange for the FloMet Membership Interests. Effective August 8, 2012, the Company acquired all of the membership interests of QMT pursuant to the Membership Interest Purchase Agreement (the “QMT Acquisition Agreement”). The QMT Acquisition Agreement included the acquisition of QMT’s subsidiary FloMet. As a result of the acquisition of QMT by ARC, Mr. Marten was issued 83,941 shares of ARC common stock in exchange for his QMT Membership Interests. The FloMet Note survived all of the foregoing exchanges. After the acquisition of QMT by ARC, Mr. Martin became President, Chief Executive Officer and a director of the Company. See, Note P - Subsequent Events.

As of June 30, 2013, Quadrant Metals Technologies owed its members $20 thousand for state income tax withheld on membership distributions.

NOTE O – DISCONTINUED OPERATIONS

During the third quarter of fiscal year 2013, the Company made the decision to discontinue operation of TubeFit, which was previously included within its Flanges & Fittings segment. The inventory and equipment were sold in the fourth quarter of fiscal year 2013. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented. Results for discontinued operations for the years ended June 30, 2013 and 2012, (in thousands):

	For the Years Ended
	June 30, 2013	June 30, 2012

Net sales from discontinued operations	$822	$688

Operating loss from discontinued operations	$(262)	$(164)

Other income (expense)	$(144)	$—

Income tax benefit	132
Loss from discontinued operations	$(274)	$(164)

The following assets and liabilities of TubeFit were segregated into Assets of Discontinued Operations and Liabilities of Discontinued Operations as appropriate in the balance sheet for the years ended June 30, 2013 and 2012 as follows (in thousands):

	June 30, 2013	June 30, 2012

Accounts receivable, net	$256	$121
Inventories, net	$—	$224
Prepaid/Other Current Assets	$6	$17
Property and Equipment, net	$—	$40
Goodwill	$—	$129
Other	$—	$12
Assets of Discontinued Operations	$262	$543

Accounts payable	$6	$5
Accrued expenses	$1	$2
Liabilities of Discontinued Operations	$7	$7

NOTE P - SUBSEQUENT EVENTS

Equity Exchange

The Company issued common shares to two of its’ Minority Interest Subscribers in exchange for all of their membership interest in the Company’s FloMet and General Flange & Fittings subsidiaries. The issuance of common stock took place on July 16th, 2013. The 0.60% interest in FloMet owned by Daniel Tasseff was exchanged for 26,265 shares of common stock of the Company. The 10% interest in General Flange & Fittings owned by Victor Smollar was exchanged for 32,964 shares of common stock of the Company.

FloMet Loan

The Company has determined that the continuation of effectiveness of the FloMet Loan (See Note N above) following the acquisition of QMT by the Company on August 8, 2012 constituted a violation of Section 13(k) of the Securities Exchange Act of 1934, as amended, corresponding to Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits loans to officers and directors of public companies. Mr. Robert Marten, president of FloMet and the beneficiary of the FloMet Loan, stepped down as President and Chief Executive Officer of the Company on August 8, 2013 and resigned as a director on September 24, 2013. Disclosure of the existence of the FloMet Loan had been included in all of the Company’s financial statements as filed with the U.S. Securities & Exchange Commission (the “SEC”) from the date of filing of the Company’s definitive proxy statement on July 18, 2012 through the date of this Report.  The Company notified its independent accountants on September 24, 2013 regarding the violation and the Company’s determination to terminate the FloMet Loan and voluntarily self-report the violation to the SEC.  The FloMet Loan terminated on September 25, 2013 pursuant to the terms and conditions of the FloMet Loan Termination Agreement, described below.  The Board of Directors plans to promptly initiate implementation of additional controls and procedures with respect to all compliance matters.

On September 25, 2013, pursuant to the terms of the FloMet Loan Termination Agreement, the promissory note representing the FloMet Loan terminated and the $272,463 remaining principal upon the promissory note owed to the Company by Mr. Marten was cancelled. As part of the FloMet Loan Termination Agreement, the parties agreed Mr. Marten will retain ownership of all 83,941 shares of Company common stock that were acquired by Mr. Marten through the successive acquisition of FloMet Membership Interests and the subsequent exchange of such interests for QMT Membership Interests and thereafter exchanged for shares of Company common stock, provided, however, 44,159 of such Company shares of common stock (the “Lien Shares”) will remain subject to forfeiture, representing the remaining unpaid principal upon the terminated FloMet Loan divided by the closing price of the Company’s common stock as quoted on the NASDAQ Stock Market on the date immediately preceding the FloMet Loan Termination Agreement. The Lien Shares shall become free of forfeiture in an amount equal to one-third (1/3) of the total amount of Lien Shares on each of June 30, 2014, June 30, 2015, and June 30, 2016, respectively, so long as Mr. Marten remains employed on such date by ARC, FloMet or any direct or indirect subsidiary or affiliated company thereof (an “ARC Employee”). The value of any and all Lien Shares released from risk of forfeiture shall be construed as additional compensation paid to Mr. Marten and netted against the gross cash bonus Mr. Marten would have otherwise been entitled to receive with respect to each such fiscal year. Should Mr. Marten cease to be an ARC Employee (other than for reasons of death, disability or good reason), any and all unvested Lien Shares shall be forfeited and cancelled.

Stock Grant to Jason Young

On August 7, 2013, Mr. Jason Young was re-appointed as Chief Executive Officer of the Company.  Mr. Young previously served as Chief Executive Officer of the Company but had resigned on August 16, 2011.  The Company issued an equity grant of 145,456 shares of common stock to Mr. Jason Young, approved by the Compensation Committee of the Board of Directors on August 19th, 2013 as inducement for Mr. Young to accept reappointment as Chief Executive Officer (the “Stock Grant”). The Company’s Compensation Committee consists of all of the Company's Independent Directors. The Compensation Committee had determined that the value date of the Stock Grant would be determined by reference to the closing quoted price of the Company’s common stock on NASDAQ Stock Market of the immediately preceding trading day, August 16, 2013, which was $4.82 per share. For purposes of remediating a deficiency letter issued by NASDAQ to the Company on September 9, 2013, the Stock Grant will be subject to ratification and approval by the Company shareholders at the Annual Meeting of Shareholders planned to be held in November 2013. On the basis of reliance upon a support letter issued by Brean Murray Carret Group, Inc., the controlling shareholder of approximately 64% of the issued and outstanding shares of Company common stock, the Company fully anticipates obtaining ratification and approval of the Stock Grant at the annual meeting of shareholders to be held in November 2013. Until such ratification, the Stock Grant shares are subject to the terms of a Lock-Up Agreement whereby Mr. Young may not vote such shares or receive any dividends in respect of the Stock Grant shares. The shares of common stock issued pursuant to the Stock Grant are not otherwise subject to vesting or any conditions of forfeiture, and are restricted only to the extent applicable under the Securities Act of 1933, as amended, and the Rules and Regulations promulgated thereunder.

