Form 10-Q
period 2013-09-29
ARC Group Worldwide, Inc.
filed 2013-11-13
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

001-33400
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
Yes ☐    No ☒

As of November 5, 2013, the Registrant had 5,877,683 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 29, 2013

Part I.  FINANCIAL INFORMATION
Item 1  Financial Statements

ARC Group Worldwide, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share amounts)

	For the Three Months Ended	For the Three Months Ended
	September 29, 2013	September 30, 2012

Sales	$18,400	$13,326
Cost of sales	12,729	9,661
Gross Profit	5,671	3,665

Operating Expense:
Selling, general and administrative	3,770	2,221
Merger expenses	—	1,637
Income (Loss) from Operations	1,901	(193)

Other Income (Expense):
Other income (expense)	—	33
Gain on bargain purchase	—	381
Interest expense, net	(205)	(167)
Total other income (expense)	(205)	247

Income (Loss) before Income Taxes	1,696	54
Current and deferred income tax expense	(386)	—
Earnings from continuing operations	1,310	54
Loss from discontinued operation, net of taxes of $0	—	(70)
Net Income (Loss)	1,310	(16)
Less: Net Income Attributable to Non-Controlling Interest	56	73
Net Income/(Loss) Attributable to ARC Group Worldwide, Inc.	1,254	(89)

Amounts Attributable to ARC Group Worldwide, Inc. Net Income from Continuing Operations	1,254	(26)
Net Income (Loss) from Discontinued Operations	—	(63)
Net Income (Loss) Attributable to ARC Group Worldwide, Inc.	$1,254	$(89)

Net Income (Loss) per Common Share:
Continuing operations (net of non-controlling interests)	0.22	(0.01)
Discontinued operations (net of non-controlling interests)	—	(0.01)
Basic and diluted	0.22	(0.02)

Weighted Average Common Shares Outstanding:
Basic and diluted	5,728,140	5,149,700

See accompanying notes.

ARC Group Worldwide, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 29,	June 30,
	2013	2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$4,338	$3,601
Accounts receivable, net	10,482	10,636
Inventories, net	11,036	10,780
Prepaid and other current assets	1,466	1,012
Current assets of discontinued operations	—	262
Total current assets	27,322	26,291

Property and Equipment, net	23,694	24,051

Long-Term Assets:
Goodwill	11,497	11,497
Intangible assets, net	4,496	4,622
Other	220	211
Total long-term assets	16,213	16,330
Total Assets	$67,229	$66,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,708	$5,496
Accrued expenses	2,649	2,265
Due to related party	20	20
Deferred revenue	712	1,103
Current portion of long-term debt	7,185	7,410
Current liabilities of discontinued operations	—	7
Total current liabilities	16,274	16,301

Long-Term Liabilities:
Bank debt, noncurrent	7,255	8,788
Convertible debt, net of discount	15,972	15,866
Total long-term liabilities	23,227	24,654
Total Liabilities:	39,501	40,955

Commitments (Note H)

Stockholders’ Equity
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized, 5,877,683 and 5,672,618 shares issued at September 29, 2013 and June 30, 2013, respectively	3	3
Treasury stock, at cost	(1)	(1)
Additional paid-in capital	14,021	13,280
Note Receivable from Related Party	—	(272)
Accumulated earning/deficit	12,880	11,627
Non-Controlling Interest	825	1,080
Total Stockholders’ Equity	27,728	25,717
Total Liabilities and Stockholders’ Equity	$67,229	$66,672

* These numbers were derived from the audited financial statements for the year ended June 30, 2013. See accompanying notes.

ARC Group Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended
	September 29, 2013	September 30, 2012
Cash Flows from Operating Activities
Net Income	$1,310	$(16)
Loss from Discontinued Operations	—	70
Income from Continuing Operations	1,310	54
Adjustments to Reconcile Changes in Net Assets to Net Cash Provided by (Used In) Operating Activities
Operating Activities:
Depreciation and Amortization	898	571
Gain on Bargain Purchase	—	(381)
Amortization of Debt Discount	105	—
Bad Debt Expense	48	—
Share-Based Compensation	701	—
(Increase) Decrease in Assets
Accounts Receivable	362	276
Related Party Receivable	—	205
Inventory	(256)	72
Prepaid Expenses and Other Assets	(456)	(163)
Other Long-Term Assets	—	(155)
Increase (Decrease) in Liabilities
Accounts Payable	162	(601)
Other Accrued Expenses	383	(99)
Related Party Payable	—	(321)
Deferred Revenue	(391)	(30)
Net Cash Provided by (Used In) Operating Activities of Continuing Operations	2,866	(572)
Net Cash Provided by Operating Activities of Discontinued Operations	—	99
Net Cash Provided by (Used in) Operating Activities	2,866	(473)

Cash Flows from Investing Activities
Net Assets Acquired in the QMT and AFT Acquisitions	—	(25,147)
Net Cash Acquired in the QMT and AFT Acquisitions	—	11,325
Investment in Plant and Equipment	(371)	(59)
Cash Received in Reverse Merger	—	451
Net Cash Used In Investing Activities	(371)	(13,430)

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	—	25,000
Principal Payments on Debt	(1,758)	(9,714)
Payment on Capital Lease Obligations	—	(6)
Repurchase of Shares	—	(2)
Increase in Restricted Cash	—	(1,000)
Distribution Payments to Non-controlling Interest Members	—	(29)
Distributions to Members	—	(531)
Net Cash Provided by (Used in) Financing Activities	(1,758)	13,718

Net Decrease in Cash and Cash Equivalents	737	(185)
Cash and Cash Equivalents, Beginning of Period	3,601	1,448
Cash and Cash Equivalents, End of Period	$4,338	$1,263
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for Interest	100	152
Non-Cash Transactions
Stock Issued in the Reverse Merger	—	10,225
Convertible Debt Issued in AFT Acquisition	—	17,600
Equity Exchanges for Membership Interest	312	—
Termination of Note Receivable from Related Party	272	—

See accompanying notes.

ARC Group Worldwide, Inc.
Notes to Condensed Consolidated Financial Statements
September 29, 2013

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

ARC Group Worldwide, Inc. (referred to herein as the “Company” or “ARC”) was organized under the laws of the State of Utah on September 30, 1987.

Quadrant Metals Technology, LLC (referred to herein as “QMT” or “the Predecessor”) was formed in March 2011 to function as a holding company for a group of diversified manufacturing and distribution companies. Subsequent to formation, QMT acquired controlling interests in Tekna Seal LLC (“Tekna Seal”) as of May 1, 2011 and in FloMet LLC (“FloMet”) as of June 30, 2011. In addition, QMT acquired General Flange & Forge (“GF&F”) as of April 18, 2011 and has held controlling interests in GF&F since that date. Furthermore, TubeFit LLC (“TubeFit”) was formed on November 1, 2011 and QMT has held controlling interests in TubeFit since that date. While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and Tekna Seal for over 10 years.

Advanced Forming Technology, Inc. (“AFT”) is comprised of two operating units, AFT-US and AFT Hungary. AFT-US was founded in 1987. From 1991 until its acquisition by ARC, AFT was operated as a division of Precision Castparts Corporation, a publicly traded company.

Basis of Presentation/Principles of Consolidation

The Company’s fiscal year begins July 1 and ends June 30; the quarters for interim reporting consist of thirteen weeks, therefore, the quarter end will not always coincide with the date of the calendar month.

Prior to the date of the Acquisitions (as defined below), the Predecessor operated in two business segments, identified as:

●	Precision Components Group, consisting of FloMet and Tekna Seal, and
●	Flanges and Fittings Group, consisting of GF&F and TubeFit.

After completion of the Acquisitions, ARC operates three business segments:

●	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and Tekna Seal;
●	Flanges and Fittings Group, consisting of GF&F and TubeFit; and
●	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

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

Significant Business Acquisitions

On August 8, 2012, ARC completed the acquisitions of QMT and AFT (referred to herein as the “QMT Acquisition” and the “AFT Acquisition” and collectively, the “Acquisitions”).  The reasons for the Acquisitions included synergies between the businesses, including cross fertilization of product/customer applications, expanded R&D capabilities, and operational synergies, among others. It is also believed that the Acquisitions will help generate further scale and lead to enhanced revenue and earnings growth. The Company believes that combination of two of the largest recognized leaders in the metal injection molding (“MIM”) industry will provide distinct scale advantages creating substantial barriers to entry for other companies and providing ARC with long-term strategic positioning as the clear market leader in the MIM industry.

For reasons detailed below, the accompanying financial statements include the results of operations of ARC, QMT and AFT for periods subsequent to the Acquisitions; for periods prior to the Acquisitions the results of operations are presented only for QMT.

The QMT Acquisition

Effective August 8, 2012, the Company issued common stock in exchange for 100% of the issued and outstanding membership interest of QMT (equal to 4,029,700 shares of ARC’s common stock after giving effect to the 1:1.95 reverse stock split). The QMT Acquisition was accounted for as a reverse acquisition under generally accepted accounting principles, whereby QMT was deemed to be the accounting acquirer in the acquisition. The shares of common stock issued to QMT pursuant to the merger are presented as having been outstanding since July 1, 2011.

As a result, the financial statements for periods prior to August 8, 2012 reflect only the operations of QMT. The accompanying financial statements present the previously issued shares of ARC common stock as having been issued pursuant to the merger on August 8, 2012. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor Company have been eliminated in the financial statements.

For the QMT Acquisition, , the Company sold 57,505 shares of ARC Common Stock after giving effect to the proposed 1:1.95 reverse stock split to Carret P.T., LP in consideration for cash investment in ARC of $449 thousand. The purchase price for the reverse acquisition of $10.2 million was derived from the ARC common stock equal to 1,585,413 shares after giving effect to the 1:1.95 reverse stock split at the August 8, 2012 stock price.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

To record the assets and liabilities for the reverse merger of ARC by QMT (in thousands):

Cash and cash equivalents	$10,590
Accounts receivable, net	1,096
Inventories, net	737
Prepaid and other current assets	40
Property and equipment, net	236
Intangible assets	109
Other Assets	6
Negative goodwill resulting from the acquisition accounted for as a bargain purchase	(381)
Accounts payable	(2,030)
Accrued expenses	(169)
Current portion of capital lease	(9)
Fair value of net assets acquired	$10,225

The AFT Acquisition

Effective August 8, 2012, the Company acquired all shares of AFT and the net assets of AFT for approximately $40.6 million. The AFT Acquisition was completed through the payment of cash totaling $7.1 million, less post-closing adjustments of ($0.1) million, bank facility funds of $18.1 million, and a convertible note net of interest discount with Precision Castparts Corp. of $15.5 million.

The total adjusted purchase price of AFT was allocated to the tangible and intangible assets acquired based upon their respective fair values at the acquisition date with the excess purchase price allocated to goodwill for AFT in the amount of $4.7 million. The goodwill arising from the AFT Acquisition consists of synergies and economies of scale expected from the QMT and AFT Acquisitions. The goodwill recognized is expected to be deductible for income tax purposes. For AFT, third party consultants were retained to perform valuation techniques to establish valuation for property and equipment, and identifiable intangible assets. For ARC the fair value of the identifiable assets acquired and liabilities assumed of $10.6 million exceeded the fair value of the purchase price of the business of $10.2 million. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the ARC reverse acquisition has been accounted for as a bargain purchase and, as a result, the Company recognized a gain of $0.4 million associated with the reverse acquisition. The gain is included in the line item “Gain on bargain purchase” in the 2013 Consolidated Statement of Operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

To record the assets and liabilities purchased in the acquisition of AFT (in thousands):

Cash and cash equivalents	$735
Accounts receivable, net	6,236
Inventories, net	6,521
Prepaid and other current assets	264
Property and equipment, net	21,590
Other intangible assets	4,983
Goodwill	4,663
Accounts payable	(3,007)
Accrued expenses	(1,375)
Fair value of net assets acquired	$40,610

Pro forma Financial Information (Unaudited)

The historical operating results of ARC and AFT have not been included in the Company’s historical consolidated operating results prior to their acquisition dates. The following unaudited pro forma information presents the combined results of continuing operations for the three months ended September 30, 2012 as if the acquisition had been completed on July 1, 2012.

(In thousands, except per share data)	Three Month Period Ended September 30, 2012
Revenue	$16,769
Loss from continuing operations	(735)
Loss from discontinued operations	(70)
Net loss	$(805)

Loss per common share for continuing operation	(0.13)
Loss per common share for discontinued operations	(0.01)
Basic and diluted net loss per common share	$(0.14)

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

Accounts Receivable

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimates this amount based upon prior experience with customers and an analysis of individual trade accounts. An allowance for doubtful accounts of $255 thousand and $222 thousand has been reserved as of September 29, 2013 and June 30, 2013, respectively.

The Company offers most customers between net 30 and 60 day terms. Accounts are considered past due if a payment is not received within credit terms.

Inventories

The Company values inventories at the lower of average cost or market using the first-in, first-out (FIFO) method. It is the Company’s practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage. Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues. An allowance for inventory obsolescence of $419 thousand and $386 thousand has been reserved as of September 29, 2013 and June 30, 2013, respectively.

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

Depreciation expense totaled $772 thousand and $572 thousand in the quarters ended September 29, 2013 and September 30, 2012, respectively.

Long-lived Assets

The carrying value of long-lived assets are reviewed annually; if at any time the facts or circumstances at any of our individual subsidiaries indicate impairment of long-lived asset values, as a result of a continual decline in performance, or as a result of fundamental changes in a subsidiary’s market conditions, a determination is made as to whether the carrying value of the property’s long-lived assets exceeds estimated realizable value. Long-lived assets consist primarily of Property and Equipment. No impairment was determined as of September 29, 2013.

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

The Company has evaluated its goodwill and intangibles that were acquired in prior periods for impairment and has determined that goodwill and intangibles were not impaired for continuing operations as of the quarter ended September 29, 2013.

The carrying amounts of goodwill are as follows (in thousands):

	September 29,	June 30,
	2013	2013
Precision Components	$9,785	$9,785
Flanges and Fitting	1,712	1,712
Wireless	—	—
Total	$11,497	$11,497

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangibles

The gross carrying amount and accumulated amortization of acquired intangible assets are as follows (in thousands):

	September 29,	June 30,
	2013	2013
Patents	$272	$272
Tradenames	75	75
Customer Relationships	4,971	4,971
Total Gross Carrying Value	5,318	5,318
Accumulated Amortization	(822)	(696)
Total Net Carrying Value	$4,496	$4,622

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years. Amortization expense totaled $126 thousand for other identifiable intangible assets for the quarter ended September 29, 2013.

Estimated future amortization expense for the next five years as of September 29, 2013 is as follows (in thousands):

Fiscal Years	Amount
2014	$378
2015	503
2016	503
2017	503
2018	502

Deferred Revenue

Unearned revenue consists of customer deposits for the development of molds used in the manufacturing process. As of September 29, 2013 and June 30, 2013, unearned income was $712 thousand and $1,103 thousand, respectively. The Company recognizes revenue and the related expenses when the customer approves the mold for production. Accordingly, as of September 29, 2013 and June 30, 2013, the Company  has incurred costs of $762 thousand and $897 thousand, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheet.

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts, and customer returns.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended September 29, 2013 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 29, 2013. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The tax returns for the years ending June 30, 2010 through 2012 are open to examination by federal and state authorities.

Presentation of Certain Taxes

The Company collects various taxes from customers and remits these amounts to applicable taxing authorities. The Company’s accounting policy is to exclude these taxes from revenues and cost of sales.

Advertising

Advertising costs are charged to operations when incurred. Total advertising costs for the quarters ended September 29, 2013 and September 30, 2012 was approximately $11 thousand and $28 thousand, respectively.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark Interest Rate for Hedge Accounting Purposes,” (“ASU 2013-10”).  ASU 2013-10 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge.  ASU 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax benefit When a New operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”).  ASU 2013-11 provides guidance to eliminate diversity in practice in the presentation of unrecognized tax benefits in those instances.  ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2014 with early adoption permitted.   The Company is currently evaluating the impact that the adoption will have on the determination or reporting of its financial results.

NOTE C – INVENTORY

Inventories consisted of the following (in thousands):

	September 29, 2013	June 30, 2013
Raw Materials and Supplies	$3,531	$3,172
Work In Process	4,861	4,772
Finished Goods	3,063	3,222
	11,455	11,166
Less: Reserve for Obsolescence	419	386
	$11,036	$10,780

NOTE D – PLANT and EQUIPMENT

Plant and equipment consisted of the following (in thousands):

	September 29, 2013	June 30, 2013
Land	$1,197	$1,197
Building and Improvements	12,859	12,859
Machinery and Equipment	18,291	18,277
Office Equipment	779	766
Leasehold Improvements	65	65
Automobiles	186	186
Construction in Process	666	281
	34,043	33,631
Less: Accumulated Depreciation	10,349	9,580
	$23,694	$24,051

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

	Balance as of (in thousands)
	September 29, 2013	June 30, 2013
Revolving line of credit not to exceed $10.0 million with a maturity date of August 8, 2015; collateralized by accounts receivable and inventory; the amount available from this line is determined by a monthly borrowing base, at September 29, 2013. Interest is accrued and payable monthly.	$2,643	$2,868

Term Loan A in the amount of $3.6 million, collateralized by equipment payable in equal monthly payments of $60 thousand plus accrued interest, with a maturity date of August 8, 2017.	$2,829	$3,010

Term Loan B (commercial mortgage) in the amount of $5.5 million payable in equal monthly installments of $18 thousand plus accrued interest with maturity date of August 8, 2022, with a five year call option.	$5,234	$5,288

Term Bridge Loan in the amount of $6.9 million with interest only payments for the first 6 months and 23 monthly principal payments of $300 thousand plus interest with maturity date of February 8, 2015.	$3,734	$5,032

Subtotal	14,440	16,198

Convertible Note Payable to Precision Castparts in the amount of $17.6 million; due at 8/8/2017; interest is equal to the Five-Year U.S. Treasury Note Constant Maturity rate adjusted on each anniversary and is paid on a quarterly basis; this Note is subordinated to the first priority security interest of TD Bank, N.A. Subject to certain terms of the agreement the Holder has the option to convert outstanding principal and unpaid interest into shares of the Company’s Common Stock.	17,600	17,600
Convertible note interest discount (1)	$(1,628)	$(1,734)
Convertible note, net of discount	$15,972	$15,866

Total Long-Term Debt from Continuing Operations	$30,412	$32,064
Less: Current Portion from Continuing Operations	(7,185)	(7,410)
Total Long-Term Debt Less Current Portion	$23,227	$24,654

NOTE E – LONG-TERM DEBT (continued)

(1)	The interest discount represents the difference between the actual negotiated interest rate being the Five-Year U.S. Treasury Note Constant Maturity rate, and the Company’s assumption of market rate of 4%. The total interest discount calculated was $2.1 million, which is amortized over the life of the note. The fiscal year 2014 non-cash interest discount amortization reduces the interest discount balance by $105 thousand, resulting in an ending balance as of September 29, 2013 of $1.6 million.

Maturities on notes payable and Line of Credit are due as follows using our fiscal year end:

2014	$6,049
2015	1,975
2016	941
2017	16,915
2018	339
2019 – 2022	4,193
Total	30,412

An economic hedging instrument was acquired through TD Bank, N.A. to synthetically convert the floating rate to an indicative fixed rate on 50% of the notional amounts of Term Loan A and Term Loan B for a term of five years.  Fixed rate through a derivative swap was locked in at the time the Swap was executed; the swap is discussed in Note F.

Certain loans are subject to financial and non-financial covenants established by TD Bank, N.A.; compliance is determined on an annual basis using audited and consolidated financial statements. As of the quarter ended September 29, 2013 and year ended June 30, 2013, the Company was in compliance with all covenants.

NOTE F - DERIVATIVES AND HEDGING ACTIVITIES

Pay Fixed, Receive-Variable Interest Rate Swaps

Objective of the swaps: QMT entered into two separate pay-fixed, receive-variable interest rate swaps with the objective of eliminating the variability in the Company’s interest expense on 50% of its $3,612 thousand Term Loan (“Term Loan A”) and of its $5,470 thousand Term Loan (“Term Loan B”) attributable to changes in one month LIBOR. The Term Loans were made pursuant to the Loan and Security Agreement (“Agreement”) dated August 8, 2012 between QMT and TD Bank, N.A.

The terms of the outstanding swaps as September 29, 2013 were as follows:

Associated Debt	Notional Amount (thousands)	Effective Date	Fixed Rate Paid	Variable Rate Received	Fair Value (thousands)	Swap Termination Date
Term Loan A	$1,414	8-Aug-2012	0.85%	LIBOR*	$5	8-Aug-2017
Term Loan B	$2,616	8-Aug-2012	1.10%	LIBOR*	$6	8-Aug-2017
*One month London Interbank Offered Rate

NOTE F - DERIVATIVES AND HEDGING ACTIVITIES

The Company estimated the fair value of these instruments based on a market position at close of business September 29, 2013 and on such basis determined the fair value to be $11 thousand.

Termination of Swap prior to maturity will be settled at market value and may result in a payment to or from borrower determined at the time of termination.

NOTE G – BENEFIT PLANS

401(k) Plan

Each of the operating entities of the Predecessor sponsors a 401(k) plan and matches employee contributions as determined by resolution of the Board on an annual basis. The employer contribution criterion currently varies by operating entity. The amount charged to expense under the Plan was $76 thousand and $86 thousand for the three months ended September 29, 2013 and September 30, 2012, respectively.

Cash Incentive Plan

Certain full-time salaried employees of the Company are covered under a contributory cash incentive plan. The Company’s contributions are based on amounts established at the discretion of the Board. The Company’s contributions to this plan for three months ended September 29, 2013 and September 30, 2012 were $203 thousand and $112 thousand, respectively.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company leases land, facilities and equipment under various non-cancellable operating lease agreements expiring through August 31, 2017 and contain various renewal options.

At September 29, 2013, future rental commitments under non-cancellable operating leases were as follows (in thousands):

June 30,
2014	$293
2015	167
2016	143
2017	129
2018	104
Thereafter	—
Total	836

Rent expense was $72 thousand and $163 thousand for the three months ended September 29, 2013 and September 30, 2012, respectively.

The Company entered into an employee agreement with the president and CEO of Quadrant Metal Technologies (“QMT”) dated March 1, 2011. The agreement will expire February 24, 2014, with an automatic one year renewal option.  The President and CEO of QMT’s annual salary is $285 thousand and he is eligible for benefits as provided to similar situated employees of QMT.

NOTE I – CUSTOMER AND SUPPLIER CONCENTRATION RISK

The Company had sales to four customers for the three months ended September 29, 2013 and September 30, 2012, respectively, which represented approximately 41.8% and 30.9% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. The Company sells a majority of its products in the MIM business to medical, firearm, consumer, and automotive industries.

As of September 29, 2013 and June 30, 2013, these customers represented approximately 35.2% and 35.6%, respectively, of our net trade accounts receivable.

As of September 29, 2013 and June 30, 2013, respectively, there was no concentration in the volume of business above 5% transacted with a particular supplier(s) for which the Company had no alternative sources of supply.

NOTE J – EARNINGS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. As of September 29, 2013 the Company had no outstanding stock options, therefore there was no computation of effect of dilutive securities. In addition, there was no effect of the convertible debt to the dilutive calculation since the non-market based contingency had not been met.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	September 29,			September 30,
	2013			2012
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic and Diluted EPS:
Net Earnings from Continuing Operations	$1,254	5,728	$0.22	$(26)	5,150	$(0.01)
Net Loss from Discontinued Operations	—	5,728	—	(63)	5,150	(0.01)
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Diluted earnings per share	$1,254	5,728	$0.22	$(89)	5,150	$(0.02)

NOTE K - INCOME TAXES

The current income tax provision for the three months ended September 29, 2013 is $267 thousand. In addition, for the three months ended September 29, 2013, there were $119K thousand in local foreign taxes paid. There was no income tax provision for the three months ended September 30, 2012.

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

As of September 29, 2013, our net deferred tax assets of $4,316 thousand are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

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

NOTE L – SEGMENT INFORMATION

Prior to August 8, 2012, the Company operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings and operated under two reportable business segments:

•	Precision Components Group, consisting of FloMet and Tekna Seal, and
•	Flanges and Fittings Group, consisting of GF&F and TubeFit.

Subsequent to the Acquisitions on August 8, 2012, the Company operates three business segments:

•	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and Tekna Seal;
•	Flanges and Fittings Group, consisting of GF&F and TubeFit; and
•	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

NOTE L – SEGMENT INFORMATION

Summarized segment information for our three continuing segments for quarters ended September 29, 2013 and September 30, 2012 are as follows:

	For the three months ended
	(in thousands)
	September 29, 2013	September 30, 2012
Net sales:
Precision Components	$16,452	$11,289
Flanges and Fittings	1,261	1,663
Wireless	687	374
Consolidated net sales	$18,400	$13,326
Operating Costs:
Precision Components	13,352	9,698
Flanges and Fittings	1,189	1,463
Wireless	498	386
Consolidated Operating Costs	$15,039	$11,547
Segment operating income/(loss) from continuing operations:
Precision Components	3,100	1,591
Flanges and Fittings	72	200
Wireless	189	(12)
Corporate Expense	(1,460)	(1,972)
Total segment operating income from continuing operations	$1,901	$(193)
Interest expense, net	(205)	(167)
Gain on bargain purchase	—	381
Other non-operating income(expense)	—	33
Non- Operating Income (Expenses)	$(205)	$247
Consolidated income from continuing operations before income tax expense and non-controlling interest	$1,696	$54

NOTE L – SEGMENT INFORMATION

Fiscal Quarter ending:	September 29, 2013	September 30, 2012
Capital Expenditures:
Precision Components	$371	$59
Flanges and Fittings	—	—
Wireless	—	—
Consolidated Capital Expenditures	$371	$59

Fiscal Quarter ending:	September 29, 2013	September 30, 2012
Depreciation and Amortization Expense:
Precision Components	$853	$530
Flanges and Fittings	26	25
Wireless	19	16
Consolidated Depreciation and Amortization Expense	$898	$571

NOTE M – RELATED PARTY TRANSACTIONS

Quadrant Management Inc. and Brean Murray Carret Group, Inc.

Quadrant Management Inc. (“QMI”) is under common control with Brean Murray Carret Group, Inc. (“Brean Murray”). Quadrant indirectly owned 74.0% of the membership interests of Quadrant Metals Technologies LLC (“QMT”) prior to the Acquisitions. Brean Murray is the controlling shareholder of ARC. Brean Murray and QMI are under common control and therefore Brean Murray, QMI, ARC, and QMT are affiliates under common control. Specifically, Brean Murray controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 61.5% of the shares of ARC.

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

The ARC Advisory Agreement technically provides QMI the right to receive 20% of ARC’s EBITDA, even if such EBITDA is derived from the QMT Acquisition and the AFT Acquisition.  However, QMI has granted waivers to certain provisions of the ARC Advisory Agreement, (the “Quadrant Waiver”), such that:  (1) in calendar year 2012 QMI shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2012 less the combined EBITDA of QMT and AFT for the twelve months ending February 29, 2012 less the EBITDA of ARC for the twelve months ending December 31, 2011; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012; and (2) in calendar year 2013 QMI shall only be paid an annual fee equal to the greater of (i) $250 thousand; (ii) the product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2013 less the EBITDA of ARC for the twelve months ending December 31, 2012; or (iii) the product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012. The ARC Advisory Agreement has been further revised such that it shall no longer extend for additional one-year periods after its expiration on December 31, 2013 in the absence of written termination notice by either party.

NOTE M – RELATED PARTY TRANSACTIONS

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

In addition, QMI and QMT have entered into a non-exclusive financial advisory agreement, (the “QMT Financial Advisory Agreement”), whereby QMI performs ongoing consulting and advisory services for QMT through QMI personnel (acting at all times as independent contractors to QMT). The scope of such services includes business consulting services, financial advisory services, and other services. In consideration for such services, on April 1, 2012, QMT commenced paying an annual cash fee to QMI of $250 thousand to be paid in quarterly installments. QMT shall reimburse QMI for all reasonable out-of-pocket costs and expenses incurred by QMI in connection with the performance of its services. The QMT-QMI financial advisory agreement continues in effect following the acquisition of QMT by the Company and will remain effective through December 31, 2013 in accordance with the Amendment to the QMT Financial Advisory Agreement.

As a result of the accounting for the reverse merger, the statement of operations reflect only the fees earned by QMI for financial advisory services provided to QMT prior to August 8, 2012 and subsequent to August 8, 2012, fees earned by QMI for financial advisory services provided to ARC and QMT. Fees earned by QMI for the three months ended September 29, 2013 and September 30, 2012 were $428 thousand and $188 thousand, respectively.

In addition, the following officers and directors of ARC are also affiliated with QMI and Brean Murray: Mr. Jason Young, the Company’s Chairman and Chief Executive Officer, has been a Managing Director at QMI since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management or director-level roles. Mr. Theodore Deinard, who served as the Company’s Interim Chief Executive Officer and as a director of the Company until he resigned as the Interim Chief Executive Officer of the Company and as a member of the Company’s Board of Directors on April 29, 2013, is a Managing Director of QMI and serves as Chief Executive Officer of ARC Wireless, Inc.  Mr. Deinard is also related by marriage to an officer of QMI. Mr. Jason Young and Mr. Alan Quasha, an officer of QMI, each serve on the Board of Directors of QMT and receive fees for such services. Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Brean Murray.

As of September 29, 2013, Quadrant Metals Technologies owed its members $20 thousand for state income tax withheld on membership distributions.

NOTE N – DISCONTINUED OPERATIONS

During the third quarter of fiscal year 2013, the Company made the decision to discontinue operation of TubeFit, which was previously included within its Flanges & Fittings segment. The inventory and equipment were sold in the fourth quarter of fiscal year 2013. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented. Results for discontinued operations for the three months ended September 29, 2013 and September 30, 2012, (in thousands):

NOTE N – DISCONTINUED OPERATIONS

	For the three months ended
	September 29, 2013	September 30, 2012

Net sales from discontinued operations	$—	$155

Operating loss from discontinued operations	$—	$(57)

Other income (expense)	$—	$(13)

Income tax benefit	––	—

Loss from discontinued operations	$—	$(70)

The following assets and liabilities of TubeFit were segregated into Assets of Discontinued Operations and Liabilities of Discontinued Operations as appropriate in the balance sheet dated September 29, 2013 and June 30, 2013 as follows (in thousands):

	September 29, 2013	June 30, 2013

Accounts receivable, net	$—	$256
Prepaid/Other Current Assets	$—	$6
Assets of Discontinued Operations	$—	$262

Accounts payable	$—	$6
Accrued expenses	$—	$1
Liabilities of Discontinued Operations	$—	$7

NOTE O - STOCK BASED COMPENSATION

The Company issued an equity grant of 145,456 shares of common stock to Mr. Jason Young, approved by the Compensation Committee of the Board of Directors on August 19th, 2013 as inducement for Mr. Young to accept reappointment as Chief Executive Officer (the “Stock Grant”). The Compensation Committee had concluded that the value date of the Stock Grant would be determined by reference to the closing quoted price of the Company’s common stock on the NASDAQ Stock Market of the immediately preceding trading day, August 16, 2013, which was $4.82 per share. For the first quarter 2014, stock-based compensation expense was recorded in the amount of $701 thousand within “Selling, general, and administrative costs” on the Condensed Consolidated Statement of Operations.

NOTE P - SUBSEQUENT EVENTS

The ARC Group Worldwide, Inc. Board of Directors authorized the repurchase of up to $250,000 of the Company’s common stock on October 9, 2013. The stock repurchase program does not obligate ARC to acquire any particular amount of stock. It also does not have an expiration date and may be limited or terminated at any time without notice.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report may contain certain statements about ARC that are or may be “forward-looking statements” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to  “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended June 30, 2013. In addition, these statements are based on a number of assumptions that are subject to change. The forward-looking statements contained in the information in this Quarterly Report may include all other statements in this document other than historical facts. Without limitation, any statements preceded or followed by, or that include the words “targets”, “plans”, “believes”, “expects”, “aims”, “intends”, “will”, “may”, “anticipates”, “estimates”, “approximates”, “projects”, “seeks”, “sees”, “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements. Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses and future prospects; (ii) business and management strategies and the expansion and growth of ARC; (iii) the effects of government regulation on ARC’s business; and (iv) our plans, objectives, expectations and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements. Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire and successfully integrate attractive acquisition targets, expected earnings of ARC; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability our customers to access required capital at a reasonable costs; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risk factors as disclosed in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended June 30, 2013. Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended June 30, 2013. Unless the context requires otherwise, when we refer to “ARC Group Worldwide,” “ARC,” “Company,”  “we,” “us,” and “our,” we are describing ARC Group Worldwide, Inc. and its consolidated subsidiaries on a consolidated basis.

OPERATIONS REVIEW

ARC is a diversified, global manufacturing company focused on bringing innovation and technology to traditional manufacturing. ARC seeks to accomplish this by building technologically advanced, niche manufacturing businesses in the US and abroad.  Through the advent and continued adoption of automation, robotics, artificial intelligence, 3D imaging and printing, and lower domestic energy prices, ARC believes the US manufacturing sector is poised for a significant resurgence. At the same time, ARC continues to seek opportunities both in the developed and developing world, in order to adapt to the global manufacturing supply chain as it continues to evolve.

ARC is focused on building its core manufacturing businesses in precision components, flanges, fittings and wireless equipment. The Company focuses on building these units through organic growth, as well as through vertical and horizontal acquisitions. In addition to making acquisitions that are strategic to ARC, the Company will continue to evaluate new manufacturing niches that fit into its broader objectives, which are bringing manufacturing back to the US, bringing technology to traditional manufacturing, and optimally positioning the Company within the global manufacturing supply chain.

ARC currently operates three reportable segments:

●	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary and Tekna Seal LLC;
●	Flanges and Fittings Group, consisting of General Flange & Forge LLC; and
●	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented.

Precision Components Group

The precision component industry is comprised of a number of significant industries commonly defined by the process and/or type of metal utilized to manufacture the component. Common processes include casting, forging, machining, stamping, powder metallurgy (conventional P/M metal injection molding or “MIM”, and powder forging), and extrusion. MIM is a metallurgical fabrication process that allows complex parts to be produced in quantity, and at a lower cost than comparable machining or other metalworking processes. The MIM process can be utilized to produce parts in a range of alloys including carbon and low alloy steels, stainless steels, magnetic materials, copper, and exotic alloys such as Inconel and titanium. The worldwide market for precision metal components is believed to total hundreds of billions of dollars annually.

The Precision Components Group companies participate in several metal component fabrication market segments providing high quality fabricated metal components and the hermetic sealing of components to market leading companies, among them medical devices, firearms, automotive, aerospace components, consumer durables, and electronic devices.

The Precision Components segment also utilizes 3D printing to provide a more complete solution to its customers. It’s applications in the business have increased in the past two years and the Company has committed technical development resources to utilize the technology to dramatically reduce time to market from months to weeks. ARC views 3D printing to be a burgeoning area of growth for the Company, both in production and prototypes. The Company is making 3D printing a top priority going forward, given the strategic fit to the Precision Components product and customer base.

Flange and Fittings Group

GF&F is one of approximately 10 domestic flange manufacturers in the United States, and the only one located on the East Coast. GF&F has been in business since 1972. GF&F estimates that the domestic market for carbon, stainless, and alloy flanges, is more than a billion dollars.

GF&F’s business model is focused on converting foreign-purchased alloy steel and stainless steel forgings into domestic flanges via value-added processing to provide a finished component with sufficient domestic content to qualify as domestically produced. GF&F also sells foreign produced finished flanges for certain applications. Additionally, GF&F purchases forgings produced in the US and Europe and machine them into finished flanges for high-integrity applications.

Wireless Group

The Wireless Group focuses on wireless broadband technology related to propagation and optimization. It designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks. Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers, and other original equipment manufacturers.

Growth in product revenue is dependent on market acceptance of the new products, in development and already released, to support our wireless initiatives. Revenue growth for the products is correlated to the overall global wireless market and to the ability to take market share from our competitors. The Wireless Group focuses on keeping our operational and general costs low in order to improve margins.

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

Discontinued Operations

TubeFit

TubeFit’s operations consisted of distribution of import fittings and both import and domestic flanges. TubeFit served a segment of the market called the General Commodity Welds Fitting and Flange market.  TubeFit is no longer actively operating and the assets and liabilities of TubeFit are presented as discontinued operations in the Company’s financial statements as of September 29, 2013 and September 30, 2012.

Results of Continuing Operations for the Three Months Ended September 29, 2013 and September 30, 2012

For the three months ended September 29, 2013, the Company’s total sales were $18.4 million, an increase of $5.1 million, or 38%, from $13.3 million in the comparable prior year period. The QMT and AFT Acquisitions during fiscal year 2013 contributed $2.9 million in additional sales in the first quarter of fiscal 2014. Excluding the impact from the aforementioned acquisition, sales growth increased $2.2 million, or 16% compared to the prior year period. This increase is attributed to robust growth in our MIM businesses and the continued growth in demand with their customers, primarily in the Firearms market segment.

For the three months ended September 29, 2013, the Company’s net income from continuing operations was $1.9 million, an increase of $2.1 million from a loss of ($0.2) million in the comparable prior year period. Significant expenses impacted both periods, as the first quarter of fiscal year 2013 included merger expenses of $1.6 million and the first quarter of fiscal 2014 included a stock based compensation grant of $0.7 million. Excluding these significant expenses, the net income from continuing operations was still an increase of $1.2 million. The increase is attributed to a combination of top line sales growth, improved efficiencies, and the financial benefits realized from the intensive continuous improvement efforts company-wide.

The total other expense for the first quarter of fiscal 2014 was ($0.2) million, compared to $0.2 million income for the comparable prior year period. The difference is primarily attributed to the $0.4 million of other income recognized in first quarter fiscal 2013 associated with the gain on bargain purchase for the QMT Acquisition accounted for as a reverse acquisition. It is also noted that included in the total other expense for the first quarter fiscal 2014 was non-cash interest expense of ($0.1) million, a result of the interest discount amortization on the convertible debt.

The total tax expense for the first quarter fiscal 2014 was ($0.4) million, as a result of domestic and foreign income, which resulted in ($0.1) million of foreign tax expense and ($0.3) million of domestic tax expense. In the comparable prior year period, there was no tax expense due to the loss position.

Income allocated to the Company’s non-controlling interest was $56 thousand for the three months ended September 29, 2013, compared to $73 thousand for the comparable prior year period. The decrease was a result of reductions in the non-controlling interest base since first quarter fiscal 2013, the product of equity exchanges for membership interests.

Net income from continuing operations attributable to ARC for the first quarter fiscal 2014 was $1.25 million, or $0.22 per share, compared to a loss from continuing operations attributable to ARC for the comparable prior year period of ($26) thousand, or ($0.01) per share.

Results of Continuing Operations by Segment: Comparison between Three Months Ended September 29, 2013 and September 30, 2012

Prior to August 8, 2012, the Company operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings and operated under two reportable business segments:

●	Precision Components Group, consisting of FloMet and Tekna Seal, and
●	Flanges and Fittings Group, consisting of GF&F and TubeFit.

Subsequent to the Acquisitions on August 8, 2012, the Company operates three business segments:

●	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and Tekna Seal;
●	Flanges and Fittings Group, consisting of GF&F and TubeFit; and
●	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd.

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

The following table shows consolidated sales revenue, percentage of net sales, and operating profit by business segment, as well as identifying trends in business segment sales revenues for the three months ended September 29, 2013 and September 30, 2012. Table amounts are in thousands.

Results of Continuing Operations by Segment - Comparison Between The Three Months Ended September 29, 2013 and September 30, 2012 (in thousands)
					Increase/(Decrease)
	9/29/2013	% of Sales	9/30/2012	% of Sales	$	%
Net sales:
Precision Components	$16,452	89.41%	$11,289	84.71%	$5,163	45.73%
Flanges and Fittings	1,261	6.85%	1,663	12.48%	(402)	-24,16%
Wireless	687	3.73%	374	2.81%	313	83.54%
Consolidated net sales	18,400	100.00%	13,326	100.00%	5,074	38.07%
Operating Costs:
Precision Components	13,352	81.16%	9,698	85.90%	3,654	37.68%
Flanges and Fittings	1,189	94.32%	1,463	87.98%	(274)	-18.70%
Wireless	498	72.43%	386	103.11%	112	28.92%
Consolidated Operating Costs	15,039	81.73%	11,547	86.65%	3,492	30.25%
Segment operating income (loss):
Precision Components	3,100	18.84%	1,591	14.10%	1,509	94.78%
Flanges and Fittings	72	5.68%	200	12.02%	(128)	-64.14%
Wireless	189	27.57%	(12)	-3.11%	201	-1729.11%
Corporate Expense	(1,460)	-7.94%	(1,972)	-14.81%	512	-25.97%
Total segment operating income	1,901	10.33%	(193)	-1.45%	2,094	-1081.60%
Interest expense, net	(205)	-1.11%	(167)	-1.25%	(38)	-23.01%
Gain on bargain purchase	—	0.00%	381	2.86%	(381)	100.00%
Other non-operating income(expense)	—	0.00%	33	0.25%	(33)	-98.86%
Non- Operating Income(Expenses)	(205)	-1.11%	247	1.86%	(452)	182.58%
Consolidated income before income tax expense and non-controlling interest	$1,696	9.21%	$54	0.41%	$(1,642)	3031.77%

Precision Components

Precision Components’ sales were $16.5 million for the three months ended September 29 2013, compared to sales of $11.3 million during the comparable prior year period, an increase of $5.2 million. Operating income was $3.1 million for the three months ended September 29, 2013, compared to $1.6 million during the comparable prior year period, an increase of $1.5 million. Segment operating income as a percent of segment sales for the three months ended September 29, 2013 increased to 18.8% from 14.1% of segment sales during the comparable prior year period.

Sales for the segment increased significantly, by $5.2 million or 45.7%, over the comparable prior year period. The AFT Acquisition in fiscal 2013 contributed $2.7 million in additional sales in the first quarter of fiscal year 2014. Excluding the Acquisition’s impact, sales growth compared to the comparable prior year period still increased $2.5 million, or 22.0%. The firearms market segment at AFT continued to grow, as the Company was able to meet increased demand for, and secure several new programs, from their customers in this market segment. In addition, AFT-HU contributed to the sales growth through increased demand related to the automotive turbocharger customers. FloMet saw a slight increase in sales over the prior year quarter as a result of additional production volume in the consumer market segment. Tekna Seal did not experience growth over the prior year period as a large, intermittently recurring order did not occur in the current quarter. However, Tekna Seal did recently receive an annual blanket order from a new customer in the aerospace industry which is encouraging progress.

The segment’s operating income increased $1.5 million or 94.8% over the comparable prior year period. The AFT Acquisition in fiscal 2013 contributed $0.2 million in additional operating income in the first quarter of fiscal 2014. Excluding the Acquisition’s impact, operating income compared to the comparable prior year period increased $1.3 million, or 80.2%. Since the Acquisition’s close date of August 8, 2012, the companies have focused on integration of certain shared services and sharing of best practices amongst the MIM manufacturing sites. These efforts, in addition to other activities such as increasing efficiencies, reducing costs, and leveraging increased sales volume across the fixed cost structure have contributed to the improvement in operating income as a percent of sales.

The MIM businesses received 15 new tools this quarter representing approximately $2.0 million in potential incremental revenue at anticipated production volumes. Additional capacity in AFT-US is also being added to accommodate the continued growth in the firearms market segment for product lines already tooled on which volumes are forecasted to increase as soon as that additional capacity is in place. Further, new firearms business, which was tooled within the last three quarters, is expected to launch in the next two quarters.  FloMet received new orders from several medical device customers in the period that will impact revenues later in this fiscal year, including a new customer in China.  Separately, we expect continued demand in Europe for automotive turbochargers, which we hope will translate into increased revenues at AFT-HU. Tekna Seal saw positive indications across its markets with orders for new prototype applications having been received. Prototypes typically represent future production orders commencing between one and three years from original submission. In addition, Tekna Seal is experiencing increases in new medical customer orders, prototype and production orders from another aerospace controls customer, and for new development technologies associated with power storage devices. These increases in revenue may however be offset by typical customer attrition, but our goal is to add as much incremental revenue as possible. Finally, the Company believes its continued investment in technology and innovation, specifically those related to automation, robotics, 3D printing and molding, will continue to improve efficiencies and hopefully provide new sources of revenue.

Flanges and Fittings

GF&F sales were $1.3 million for the three months ended September 29, 2013, compared to sales of $1.7 million in the comparable prior year period. Segment operating income was $72 thousand for the three months ended September 29, 2013, compared to segment operating income of $200 thousand for the comparable prior year period. Segment operating income, as a percent of segment sales, for the three months ended September 29, 2013, decreased to 5.7% from 12.0% of segment sales for the comparable prior year period.

The segment reductions in revenues and operating income reflects the continued sluggish growth in the Northeast corridor of the United States, aligning with industry reports that commercial building is down in the area. Certain cost reductions in the GF&F operation have been implemented to reduce the operating costs as their primary market recovers until demand in that geographic market improves as reconstruction projects get underway.

GF&F is continuing aggressive sales and marketing initiatives to expand the customer base in fiscal 2014. These efforts have yielded 15 new customers this fiscal year and we are experiencing increased demand in the instrumentation market.

Wireless

Wireless’ sales were $0.7 million for the three months ended September 29, 2013, compared to sales of $0.4 million for the comparable prior year period. Segment operating income was $189 thousand for the three months ended September 29, 2013, compared to segment operating loss of ($12) thousand for the comparable prior year period. Segment operating income, as a percent of segment sales, for the three months ended September 29, 2013 increased to 27.6% from (3.1%) of segment sales for the comparable prior year period.

The segment’s increase in revenue and operating income reflects the growth in US demand for the IES product line. The segment’s operating performance has supported the growth in demand through improvements in quality, on time shipments, and maintaining a low cost structure. The Wireless segment is well positioned for growth in fiscal 2014 as the flat operating cost base is leveraged with increases in sales volume.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The near-term outlook for ARC remains positive, and we expect to generate positive cash flow from operations through the remainder of fiscal 2014. As a result of our estimated cash flows from operations, we expect to have the ability to meet our financial commitments over the next 12 months.

Cash and cash equivalents increased by $0.7 million for the three months ended September 29, 2013. The net change in cash and cash equivalents was attributable to (i) an increase in cash from operating activities of $2.9 million related to the business operations cash generation, (ii) ($0.4) million in cash used in investing activities associated with capital expenditures, and (iii) ($1.8) million in cash used in financing activities associated with the principal payments on debt.

Total assets of $67.2 million at September 29, 2013 represented a $0.5 million increase from the $66.7 million balance at June 30, 2013. The increase in total assets reflects the cash generated by the business operations net of the debt repayments, partially offset with the reduction in discontinued operations assets in fiscal 2014 due to the shutdown of TubeFit.

Total capitalization at September 29, 2013 was $58.1 million, consisting of $30.4 million of total debt and $27.7 million of stockholders’ equity. The debt to capitalization ratio decreased to 52.3% at September 29, 2013 from 55.5% at the end of fiscal 2013. The decline is a result of the principal payments on debt used to fund the fiscal 2013 acquisition.

Cash Flows from Operating Activities

The net cash provided by operating activities was $2.9 million for the three months ended September 29, 2013, compared to net cash used by operating activities of $0.5 million for the comparable prior year period. The increase in cash provided by operating activities in the first quarter of fiscal 2014 as compared to the comparable prior year period is primarily due to an increase in cash earnings, in addition to the cash decrease in the first quarter fiscal 2013 due to payment of the $1.6 million merger expenses, as well as changes in working capital.

Cash Flows from Investing Activities

The net cash used in investing activities was $0.4 million for the three months ended September 29, 2013, compared to $13.4 million for the comparable prior year period. During the three months ended September 29, 2013 and September 30, 2012, $371 thousand and $59 thousand, respectively, was invested in manufacturing equipment and projects to expand capacity and drive an increase in production efficiencies. The remaining year over year difference is attributed to the investment in assets acquired in the AFT and QMT Acquisitions, offset with the stock issuance for cash.

Cash Flows from Financing Activities

The net cash used by financing activities was $1.8 million for the three months ended September 29, 2013 consisting of principal payments on debt. The net cash provided by financing activities was $13.7 million for the three months ended September 30, 2012, of which approximately $25.0 million represented borrowings to finance the AFT Acquisition, and $9.7 million cash was used in the settlement of prior QMT debt of $6.9 million and new fiscal 2013 debt payments of $2.8 million; $0.6 million was used to pay distributions to members and non-controlling interests; and $1.0 million was used to meet restricted cash requirements associated with the Credit Agreement covenants.

We believe cash on hand, cash generated by operations, and cash available from our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, and debt service for at least the next 12 months.

Debt and Credit Arrangements

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date. For further details please reference Note E “Long-Term Debt” of our consolidated financial statements set forth in this Quarterly Report on Form 10-Q. As of September 29, 2013, we were in compliance with the financial covenants in the Credit Agreements. In addition, on August 8, 2012, a Convertible Note Payable to Precision Castparts in the amount of $17.6 million was issued with a five year maturity. The Convertible Note is subordinated to the first priority security interest of TD Bank, N.A. Under the terms of the Convertible Note, the Holder may at any time prior to maturity (subject to certain restrictions) convert the Convertible Note into newly issued shares of the Company’s Common Stock at a conversion price equal to the 30-day average trading value per share of the Company’s Common Stock immediately preceding conversion, provided that the Convertible Note may be converted only if it converts into less than 10% of the common ownership of the Company and the equity value of the Company is not less than $176 million.

Off Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that are, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations and Commercial Commitments

As of September 29, 2013, there have been no significant changes to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended June 30, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Form 10-K for the fiscal year ended June 30, 2013.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, we have concluded that disclosure controls and procedures were not effective as of September 29, 2013 at the reasonable assurance level due to a weakness in our internal control over financial reporting.

Our management has identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board as of September 29, 2013. Specifically we do not have adequately designed controls in place with regard to external SEC reporting compliance, because our accountants and management did not have sufficient training and available resources to on-line disclosure checklists and external resources in financial reporting and SEC reporting matters.

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

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.21	Lock Up Agreement, by and between the Company and Jason T. Young, dated as of September 3, 2013.(1)
10.23	Loan Termination, by and between the Company, FloMet LLC and Robert L. Marten, dated as of September 25, 2013.(1)
31.1 *	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1 *	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on October 4, 2013.

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

ARC GROUP WORLDWIDE, INC.

Date: November 13, 2013	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: November 13, 2013	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Chief Financial Officer