Form 10-Q
period 2013-12-29
ARC Group Worldwide, Inc.
filed 2014-02-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

As of February 10, 2014, the Registrant had 5,869,282 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

December 29, 2013

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	Dec 29, 2013	Dec 30, 2012	Dec 29, 2013	Dec 30, 2012
Sales	$19,942	$17,404	$38,342	$30,731
Cost of sales	13,610	13,092	26,387	22,754
Gross Profit	6,332	4,312	11,955	7,977

Operating Expense:
Selling, general and administrative	3,780	3,151	7,502	5,372
Merger expenses	—	—	—	1,637
Income from Operations	2,552	1,161	4,453	968

Other Income (Expense):
Other income (expense)	7	(9)	7	24
Gain on bargain purchase	—	—	—	381
Interest expense, net	(293)	(225)	(499)	(392)
Total other income (expense)	(286)	(234)	(492)	13
Income before Income Taxes	2,266	927	3,961	981
Current and deferred income tax expense	(690)	—	(1,076)	—
Earnings from continuing operations	$1,576	$927	$2,885	$981
Loss from discontinued operations, net of taxes of $0	—	(88)	—	(157)
Net Income	1,576	839	2,885	824
Less: Net Income Attributable to Non-Controlling Interest	61	47	117	120
Net Income Attributable to ARC Group Worldwide, Inc.	$1,515	$792	$2,768	$704

Amounts Attributable to ARC Group Worldwide, Inc.
Net Income from Continuing Operations	1,515	870	2,768	845
Net Income (Loss) from Discontinued Operations	—	(78)	—	(141)
Net Income Attributable to ARC Group Worldwide, Inc.	$1,515	$792	$2,768	$704

Net Income (Loss) per Common Share:
Continuing operations (net of non-controlling interest)	0.26	0.15	0.48	0.16
Discontinued operations (net of non-controlling interest)	—	(0.01)	—	(0.03)
Basic and diluted	0.26	0.14	0.48	0.13

Weighted Average Common Shares Outstanding:
Basic and Diluted	5,877,314	5,672,618	5,802,727	5,322,488

See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 29,	June 30,
	2013	2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$5,534	$3,601
Accounts receivable, net	10,501	10,636
Inventories, net	11,716	10,780
Prepaid and other current assets	1,235	1,012
Current assets of discontinued operations	—	262
Total current assets	28,986	26,291

Property and Equipment, net	23,405	24,051

Long-Term Assets:
Goodwill	11,497	11,497
Intangible assets, net	4,370	4,622
Other	195	211
Total long-term assets	16,062	16,330
Total Assets	$68,453	$66,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,532	$5,496
Accrued expenses	3,244	2,265
Due to related party	20	20
Deferred revenue	1,011	1,103
Current portion of long-term debt	6,199	7,410
Current liabilities of discontinued operations	—	7
Total current liabilities	16,006	16,301

Long-Term Liabilities:
Bank debt, noncurrent	6,887	8,788
Convertible debt, net of discount	16,077	15,866
Total long-term liabilities	22,964	24,654
Total Liabilities:	38,970	40,955

Stockholders’ Equity
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized, 5,877,683 and 5,672,618 shares issued and 5,869,282 and 5,672,618 outstanding at December 29, 2013 and June 30, 2013, respectively	3	3
Treasury stock, at cost	(94)	(1)
Additional paid-in capital	14,293	13,280
Note Receivable from Related Party	—	(272)
Accumulated earnings	14,395	11,627
Non-Controlling Interest	886	1,080
Total Stockholders’ Equity	29,483	25,717
Total Liabilities and Stockholders’ Equity	$68,453	$66,672

* These numbers were derived from the audited financial statements for the year ended June 30, 2013. See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended
	December 29, 2013	December 30, 2012
Cash Flows from Operating Activities
Net Income	$2,885	$824
Loss from Discontinued Operations	—	157
Income from Continuing Operations	2,885	981
Adjustments to Reconcile Changes in Net Assets to Net Cash Provided by (Used In) Operating Activities
Operating Activities:
Depreciation and Amortization	1,790	1,330
Gain on Bargain Purchase	—	(381)
Amortization of Debt Discount	211	—
(Gain) on Disposition of Assets	—	(5)
Bad Debt Expense	59	—
Share-Based Compensation	779	—
(Increase) Decrease in Assets
Accounts Receivable	526	1,202
Related Party Receivable	—	205
Inventory	(936)	67
Prepaid Expenses and Other Assets	(200)	(162)
Other Long-Term Assets	—	(101)
Increase (Decrease) in Liabilities
Accounts Payable	30	(1,178)
Other Accrued Expenses	978	93
Related Party Payable	—	(346)
Deferred Revenue	(92)	(43)
Net Cash Provided by Operating Activities of Continuing Operations	6,030	1,662
Net Cash Used In Operating Activities of Discontinued Operations	—	(142)
Net Cash Provided by Operating Activities	6,030	1,520

Cash Flows from Investing Activities
Net Assets Acquired in the QMT and AFT Acquisitions	—	(25,122)
Net Cash Acquired in the QMT and AFT Acquisitions	—	11,325
Investment in Plant and Equipment	(892)	(216)
Proceeds from Sale on Assets	—	142
Cash Received in Reverse Merger	—	451
Net Cash Used In Investing Activities	(892)	(13,420)

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	—	25,000
Principal Payments on Debt	(3,112)	(11,788)
Payment on Capital Lease Obligations	—	(9)
Repurchase of Shares	(93)	(1)
Distribution Payments to Non-controlling Interest Members	—	(29)
Distributions to Members	—	(540)
Net Cash Provided by (Used in) Financing Activities	(3,205)	12,633

Net Increase in Cash and Cash Equivalents	1,933	733
Cash and Cash Equivalents, Beginning of Period	3,601	1,448
Cash and Cash Equivalents, End of Period	$5,534	$2,181

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for Interest	288	361
Non-Cash Transactions
Stock Issued in the Reverse Merger	—	10,225
Convertible Debt Issued in AFT Acquisition	—	17,600
Termination of Note Receivable from Related Party	272	—

See accompanying notes.

ARC Group Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

December 29, 2013

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of ARC Group Worldwide, Inc. and Subsidiaries (together, the “Company” or “ARC”) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Subsequent to the Acquisitions on August 8, 2012 (as defined below), the Company operates three business segments, with an addition of a fourth business segment, the 3DMT Group, established during the second quarter of fiscal year 2014:

•	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and Tekna Seal;
•	Flanges and Fittings Group, consisting of GF&F and TubeFit;
•	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd; and
•	3DMT Group, consisting of 3D Material Technologies and the tooling product line.

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

For reasons detailed below, the accompanying financial statements include the results of operations of ARC, QMT, and AFT for periods subsequent to the Acquisitions; for periods prior to the Acquisitions, the results of operations are presented only for QMT.

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

As a result, the financial statements for periods prior to August 8, 2012 reflect only the operations of QMT. The accompanying financial statements present the previously issued shares of ARC common stock as having been issued pursuant to the merger on August 8, 2012. All transactions between divisions and/or wholly owned subsidiaries of the Company have been eliminated in the financial statements.

In connection with the QMT Acquisition, the Company sold 57,505 shares of ARC’s Common Stock (after giving effect to the 1:1.95 reverse stock split) to Carret P.T., LP in consideration for a cash investment in ARC of $449 thousand. The purchase price for the reverse acquisition of $10.2 million was derived from the ARC common stock equal to 1,585,413 shares (after giving effect to the 1:1.95 reverse stock split) at the August 8, 2012 stock price.

With regard to the assets acquired during the reverse merger of ARC by QMT, ARC’s historical accumulated deficit for periods prior to August 8, 2012, in the amount of $10.2 million was eliminated against additional paid in capital. The acquisition was accounted for using the purchase method of accounting and, accordingly, the Company’s consolidated balance sheet as of June 30, 2013, includes the impact of the acquisition.

The AFT Acquisition

Effective August 8, 2012, the Company acquired all shares of AFT and the net assets of AFT for approximately $40.6 million. The AFT Acquisition was completed through the payment of cash totaling $7.1 million, less post-closing adjustments of ($0.1) million, bank facility funds of $18.1 million, and a convertible note net of interest discount with Precision Castparts Corp. of $15.5 million, net of discount.

 The total adjusted purchase price of AFT was allocated to the tangible and intangible assets acquired based upon their respective fair values at the acquisition date, with the excess purchase price allocated to goodwill for AFT in the amount of $4.7 million. The goodwill arising from the AFT Acquisition consists of synergies and economies of scale expected from the QMT and AFT Acquisitions. The goodwill recognized is expected to be deductible for income tax purposes. For AFT, third party consultants were retained to perform valuation techniques to establish valuation for property and equipment, and identifiable intangible assets. For ARC, the fair value of the identifiable assets acquired and liabilities assumed of $10.6 million exceeded the fair value of the purchase price of the business of $10.2 million. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the ARC reverse acquisition has been accounted for as a bargain purchase and, as a result, the Company recognized a gain of $0.4 million associated with the reverse acquisition. The gain is included in the line item “Gain on bargain purchase” in the 2013 Consolidated Statement of Operations.

Pro forma Financial Information (Unaudited)

The historical operating results of ARC and AFT have not been included in the Company's historical consolidated operating results prior to their acquisition dates. The following unaudited pro forma information presents the combined results of continuing operations for the three and six months ended December 30, 2012 as if the acquisition had been completed on July 1, 2012.

(In thousands, except per share data)	Three Month Period Ended Dec 30, 2012	Six Month Period Ended Dec 30, 2012
Revenue	$17,404	$34,174
Income from continuing operations	870	128
Loss from discontinued operations	(78)	(141)
Net income (loss)	$792	$(13)

Income per common share for continuing operation	0.15	0.02
Loss per common share for discontinued operations	(0.01)	(0.03)
Basic and diluted net (loss) income per common share	$0.14	$(0.01)

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

NOTE C – INVENTORY

Inventories consisted of the following (in thousands):

	December 29, 2013	June 30, 2013
Raw Materials and Supplies	$3,396	$3,172
Work In Process	4,986	4,772
Finished Goods	3,744	3,222
	12,126	11,166
Less: Reserve for Obsolescence	410	386
	$11,716	$10,780

NOTE D – PLANT and EQUIPMENT

Plant and equipment consisted of the following (in thousands):

	December 29, 2013	June 30, 2013
Land	$1,197	$1,197
Building and Improvements	12,893	12,859
Machinery and Equipment	18,247	18,277
Office Equipment	778	766
Leasehold Improvements	65	65
Automobiles	186	186
Construction in Process	1,051	281
	34,417	33,631
Less: Accumulated Depreciation	11,012	9,580
	$23,405	$24,051

NOTE E – LONG-TERM DEBT

Long-term debt payable consists of the following:

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase of Precision Castparts Corp.’s (“PCC”) interest in Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date.

The Credit facility is described in the first four items below. Unless otherwise noted, interest rate for the Credit facility below is variable and can range from one month LIBOR plus 250-300 bps and is determined based on total leverage ratio as measured on a rolling four quarter basis at the end of each fiscal quarter.

	Balance as of (in thousands)
	December 29, 2013	June 30, 2013
Revolving line of credit not to exceed $10.0 million with a maturity date of August 8, 2015; collateralized by accounts receivable and inventory; the amount available from this line is determined by a monthly borrowing base, at December 29, 2013. Interest is accrued and payable monthly.	$1,658	$2,868

Term Loan A in the amount of $3.6 million, collateralized by equipment payable in equal monthly payments of $60 thousand plus accrued interest, with a maturity date of August 8, 2017.	2,649	3,010

Term Loan B (commercial mortgage) in the amount of $5.5 million payable in equal monthly installments of $18 thousand plus accrued interest with maturity date of August 8, 2022, with a five year call option.	5,179	5,288

Term Bridge Loan in the amount of $6.9 million with interest only payments for the first 6 months and 23 monthly principal payments of $300 thousand plus interest with maturity date of February 8, 2015.	3,600	5,032

Subtotal	$13,086	$16,198

Convertible Note Payable to PCC in the amount of $17.6 million; due at 8/8/2017; interest is equal to the Five-Year U.S. Treasury Note Constant Maturity rate adjusted on each anniversary and is paid on a quarterly basis; this Note is subordinated to the first priority security interest of TD Bank, N.A. Subject to certain terms of the agreement the Holder has the option to convert outstanding principal and unpaid interest into shares of the Company’s Common Stock.	$17,600	$17,600
Convertible note interest discount(1)	(1,523)	(1,734)
Convertible note, net of discount	16,077	15,866

Total Long-Term Debt from Continuing Operations	29,163	32,064
Less: Current Portion from Continuing Operations	(6,199)	(7,410)
Total Long-Term Debt Less Current Portion	$22,964	$24,654

NOTE E – LONG-TERM DEBT

(1) The interest discount represents the difference between the actual negotiated interest rate being the Five-Year U.S. Treasury Note Constant Maturity rate, and the Company’s assumption of market rate of 4%. The total interest discount calculated was $2.1 million, which is amortized over the life of the note. The fiscal year 2014 non-cash interest discount amortization reduces the interest discount balance by $211 thousand, resulting in an ending balance as of December 29, 2013 of $1.5 million.

Maturities on notes payable and Line of Credit are due as follows using our fiscal year end:

2014	$3,928
2015	2,742
2016	941
2017	17,019
2018	339
2019 – 2022	4,193
Total	$29,162

An economic hedging instrument was acquired through TD Bank, N.A. to synthetically convert the floating rate to an indicative fixed rate on 50% of the notional amounts of Term Loan A and Term Loan B for a term of five years. Fixed rate through a derivative swap was locked in at the time the swap was executed; the swap is discussed in Note F.

Certain loans are subject to financial and non-financial covenants established by TD Bank, N.A.; compliance is determined on an annual basis using audited and consolidated financial statements. As of the quarter ended December 29, 2013 and year ended June 30, 2013, the Company was in compliance with all covenants.

NOTE F - DERIVATIVES AND HEDGING ACTIVITIES

Pay Fixed, Receive-Variable Interest Rate Swaps

Objective of the swaps: QMT entered into two separate pay-fixed, receive-variable interest rate swaps with the objective of eliminating the variability in the Company’s interest expense on 50% of its $3,612 thousand Term Loan (the “Term Loan A”) and of its $5,470 thousand Term Loan (the “Term Loan B”) attributable to changes in one month LIBOR*. The Term Loans were made pursuant to the Loan and Security Agreement (the “Agreement”) dated August 8, 2012 between QMT and TD Bank, N.A.

The terms of the outstanding swaps as December 29, 2013 were as follows:

Associated Debt	Notional Amount (thousands)	Effective Date	Fixed Rate Paid	Variable Rate Received	Fair Value (thousands)	Swap Termination Date
Term Loan A	$1,324	8-Aug-2012	0.85%	LIBOR*	$4	8-Aug-2017
Term Loan B	$2,589	8-Aug-2012	1.10%	LIBOR*	$2	8-Aug-2017

*One month London Interbank Offered Rate

NOTE F - DERIVATIVES AND HEDGING ACTIVITIES

The Company estimated the fair value of these instruments based on a market position at close of business December 29, 2013 and on such basis determined the fair value to be $6 thousand.

Termination of Swap prior to maturity will be settled at market value and may result in a payment to or from borrower determined at the time of termination.

NOTE G – CUSTOMER AND SUPPLIER CONCENTRATION RISK

The Company had sales to four customers for the six months ended December 29, 2013 and December 30, 2012, respectively, which represented approximately 42.6% and 41.4% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. The Company sells a majority of its products in the Precision Components Group for use in medical and dental devices, firearms, automotive uses, aerospace components, consumer durables, and electronic devices.

As of December 29, 2013 and June 30, 2013, these customers represented approximately 32.2% and 35.6%, respectively, of our net trade accounts receivable.

As of December 29, 2013 and June 30, 2013, respectively, there was no concentration in the volume of business above 5% transacted with a particular supplier for which the Company had no alternative sources of supply.

NOTE H – EARNINGS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. As of December 29, 2013 the Company had no outstanding stock options, therefore there was no computation of effect of dilutive securities. In addition, there was no effect of the convertible debt to the dilutive calculation since the non-market based contingency had not been met.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	December 29,			December 30,
	2013			2012
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic EPS:
Net Earnings from Continuing Operations	$1,515	5,877	$0.26	$870	5,673	$0.15
Net Loss from Discontinued Operations	—	5,877	—	(78)	5,673	(0.01)
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Basic and Diluted earnings per share	$1,515	5,877	$0.26	$792	5,673	$0.14

NOTE H – EARNINGS PER SHARE

	For the Six Months Ended
	December 29,			December 30,
	2013			2012
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic EPS:
Net Earnings from Continuing Operations	$2,768	5,803	$0.48	$845	5,322	$0.16
Net Loss from Discontinued Operations	—	5,803	—	(141)	5,322	(0.03)
Effect of Dilutive Securities	—	—	—	—	—	—
Employee stock options	—	—	—	—	—	—
Basic and Diluted earnings per share	$2,768	5,803	$0.48	$704	5,322	$0.13

NOTE I - INCOME TAXES

The current income tax provision for the three and six months ended December 29, 2013 is $580 thousand and $847 thousand, respectively. In addition, for the three and six months ended December 29, 2013, local foreign taxes paid were $110 thousand and $229 thousand, respectively. There was no income tax provision for the three and six months ended December 30, 2012.

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

As of December 29, 2013, our net deferred tax assets of $4,316 thousand are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

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

NOTE J – SEGMENT INFORMATION

Prior to August 8, 2012, the Company operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings and operated under two reportable business segments:

•	Precision Components Group, consisting of FloMet and Tekna Seal; and
•	Flanges and Fittings Group, consisting of GF&F and TubeFit.

Subsequent to the Acquisitions on August 8, 2012, the Company operates three business segments, with an addition of a fourth business segment, the 3DMT Group, established during the second quarter of fiscal year 2014:

•	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and Tekna Seal;
•	Flanges and Fittings Group, consisting of GF&F and TubeFit;
•	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd; and
•	3DMT Group, consisting of 3D Material Technologies and the tooling product line.

The 3DMT Group was strategically established in the second quarter of fiscal 2014 to meet customer needs of reducing costs and accelerating the “time to market” through rapid prototyping, short run production, and specialized tooling. The segment currently consists of the newly established 3D Material Technologies entity and the existing tooling product line. Reclassifications of the existing tooling product line from the Precision Components Group have been made to current and prior year amounts to conform to the current year presentation. The 3DMT Group’s three and six months ending reported sales for current and prior year periods are reflective of the tooling product line.

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented. Summarized segment information for our four continuing segments for the three and six months ended December 29, 2013 and December 30, 2012 is as follows:

NOTE J – SEGMENT INFORMATION

	For the Six Months Ended (in thousands)
	December 29, 2013	December 30, 2012
Net sales:
Precision Components Group	$31,993	$25,075
Flanges and Fittings Group	2,597	3,364
Wireless Group	1,580	958
3DMT Group	2,172	1,334
Consolidated net sales	$38,342	$30,731
Operating Costs:
Precision Components Group	26,454	21,945
Flanges and Fittings Group	2,435	3,037
Wireless Group	1,183	1,171
3DMT Group	1,530	906
Consolidated Operating Costs	$31,602	$27,059
Segment operating income/(loss) from continuing operations:
Precision Components Group	5,539	3,130
Flanges and Fittings Group	162	327
Wireless Group	397	(213)
3DMT Group	642	428
Corporate Expense	(2,287)	(2,704)
Total segment operating income from continuing operations	$4,453	$968
Interest expense, net	(499)	(392)
Gain on bargain purchase	—	381
Other non-operating income(expense)	7	24
Non- Operating Income (Expenses)	$(492)	$13
Consolidated income from continuing operations before income tax expense and non-controlling interest	$3,961	$981

NOTE J – SEGMENT INFORMATION

	For the Three Months Ended (in thousands)
	December 29, 2013	December 30, 2012
Net sales:
Precision Components Group	$16,868	$14,386
Flanges and Fittings Group	1,336	1,701
Wireless Group	893	584
3DMT Group	845	733
Consolidated net sales	$19,942	$17,404
Operating Costs:
Precision Components Group	14,033	12,661
Flanges and Fittings Group	1,246	1,574
Wireless Group	685	784
3DMT Group	599	492
Consolidated Operating Costs	$16,563	$15,511
Segment operating income (loss) from continuing operations:
Precision Components Group	2,835	1,725
Flanges and Fittings Group	90	127
Wireless Group	208	(200)
3DMT Group	246	241
Corporate Expense	(827)	(732)
Total segment operating income from continuing operations	$2,552	$1,161
Interest expense, net	(293)	(225)
Gain on bargain purchase	—	—
Other non-operating income(expense)	7	(9)
Non- Operating Income (Expenses)	$(286)	$(234)
Consolidated income from continuing operations before income tax expense and non-controlling interest	$2,266	$927

NOTE J – SEGMENT INFORMATION

Fiscal Quarter ending:	December 29, 2013	December 30, 2012
Capital Expenditures:
Precision Components Group	$882	$211
Flanges and Fittings Group	10	5
Wireless Group		—
3DMT Group	—	—
Consolidated Capital Expenditures	$892	$216

Six Months ending:	December 29, 2013	December 30, 2012
Depreciation and Amortization Expense:
Precision Components Group	$1,697	$1,239
Flanges and Fittings Group	52	50
Wireless Group	41	41
3DMT Group	—	—
Consolidated Depreciation and Amortization Expense	$1,790	$1,330

NOTE K – RELATED PARTY TRANSACTIONS

Quadrant Management Inc. and Everest Hill Group Inc. (formerly known as Brean Murray Carret Group, Inc.)

ARC, Everest Hill Group Inc. (“Everest Hill Group”), Quadrant Management Inc. ("QMI"), and Quadrant Metals Technologies LLC (“QMT”) are under common control. Prior to the Acquisitions, QMI, through Everest Hill Group, owned 74.0% of the membership interests of QMT. As a result of the Acquisitions, Everest Hill Group became the controlling shareholder of ARC. Specifically, Everest Hill Group controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 61.5% of the shares of ARC.

In addition, the following officers and directors of ARC are also affiliated with QMI and Everest Hill Group:

•	Mr. Jason Young, the Company’s Chairman and Chief Executive Officer, has been a Managing Director at QMI since 2005, where he is responsible for making investments in US and emerging market companies, and where he frequently serves in active management or director-level roles.
•	Mr. Theodore Deinard, who served as the Company’s Interim Chief Executive Officer and as a director of the Company until he resigned as the Interim Chief Executive Officer of the Company and as a member of the Company’s Board of Directors on April 29, 2013, is a Managing Director of QMI and serves as Chief Executive Officer of ARC Wireless, Inc. Mr. Deinard is also related by marriage to an officer of QMI.
•	Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Everest Hill Group.
•	Mr. Jason Young and Mr. Alan Quasha, an officer of QMI, each serve on the Board of Directors of QMT and receive fees for such services.

NOTE K – RELATED PARTY TRANSACTIONS

Pursuant to the original terms of the ARC Advisory Agreement entered into on January 21, 2009, (the “ARC Advisory Agreement”), QMI has provided ARC financial advisory and business consulting services, including restructuring services. In consideration for the restructuring services provided by QMI since November 2008 and for ongoing services, ARC originally agreed to pay QMI the following compensation

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

The ARC Advisory Agreement provided QMI the right to receive 20% of ARC’s EBITDA, even if such EBITDA is derived from the QMT Acquisition and the AFT Acquisition. However, QMI granted waivers to certain provisions of the ARC Advisory Agreement, (the “Quadrant Waiver”), such that the parties agreed that:

(1)	In calendar year 2012, QMI shall only be paid an annual fee equal to the greater of:
(i)	$250 thousand;
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
(2)	In calendar year 2013, QMI shall only be paid an annual fee equal to the greater of:
(i)	$250 thousand;
(ii)	The product of (a) 20% and (b) the EBITDA of ARC for the twelve months ending December 31, 2013 less the EBITDA of ARC for the twelve months ending December 31, 2012; or
(iii)	The product of (a) 20% and (b) the reported EBITDA for the financial year of the Company minus the reported EBITDA for QMT and AFT for the twelve months ended February 29, 2012.

During the period covered by this Report, the ARC Advisory Agreement was revised, so that following its expiration on December 31, 2013, there would be no automatic extensions for additional one-year periods in the absence of a written termination notice by either party.

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

NOTE K – RELATED PARTY TRANSACTIONS

In addition, QMI and QMT have entered into a non-exclusive financial advisory agreement, (the “QMT Financial Advisory Agreement”), whereby QMI performs ongoing consulting and advisory services for QMT through QMI personnel (acting at all times as independent contractors to QMT). The scope of such services includes business consulting services, financial advisory services, and other services. In consideration for such services, on April 1, 2012, QMT commenced paying an annual cash fee to QMI of $250 thousand to be paid in quarterly installments. QMT shall reimburse QMI for all reasonable out-of-pocket costs and expenses incurred by QMI in connection with the performance of its services. The QMT-QMI financial advisory agreement continued in effect following the acquisition of QMT by the Company until December 31, 2013 in accordance with the Amendment to the QMT Financial Advisory Agreement.

As a result of the accounting for the reverse merger, the statement of operations reflect only the fees earned by QMI for financial advisory services provided to QMT prior to August 8, 2012 and subsequent to August 8, 2012, fees earned by QMI for financial advisory services provided to ARC and QMT. Fees earned by QMI for the three months ended December 29, 2013 and December 30, 2012 were $407 thousand and $100 thousand, respectively. Fees earned by QMI for the six months ended December 29, 2013 and December 30, 2012 were $835 thousand and $288 thousand, respectively.

As of December 29, 2013, QMT owed its members $20 thousand for state income tax withheld on membership distributions.

NOTE L – DISCONTINUED OPERATIONS

During the third quarter of fiscal year 2013, the Company made the decision to discontinue operation of TubeFit, which was previously included within its Flanges & Fittings segment. The inventory and equipment were sold in the fourth quarter of fiscal year 2013. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented. Results for discontinued operations for the three and six months ended December 29, 2013 and December 30, 2012, (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012

Net sales from discontinued operations	$—	$88	$—	$243

Operating loss from discontinued operations	$—	$(88)	$—	$(144)

Other income (expense)	$—	$—	$—	$(13)

Loss from discontinued operations	$—	$(88)	$—	$(157)

NOTE L – DISCONTINUED OPERATIONS

The following assets and liabilities of TubeFit were segregated into Assets of Discontinued Operations and Liabilities of Discontinued Operations as appropriate in the balance sheet dated December 29, 2013 and June 30, 2013 as follows (in thousands):

	December 29, 2013	June 30, 2013

Accounts receivable, net	$—	$256
Prepaid/Other Current Assets	$—	$6
Assets of Discontinued Operations	$—	$262

Accounts payable	$—	$6
Accrued expenses	$—	$1
Liabilities of Discontinued Operations	$—	$7

NOTE M - STOCK BASED COMPENSATION

The Company issued an equity grant of 145,456 shares of common stock to Mr. Jason Young, approved by the Board of Directors and Compensation Committee of the Board of Directors on August 19th, 2013 as inducement for Mr. Young to accept reappointment as Chief Executive Officer (the “Stock Grant”). The Compensation Committee had concluded that the value date of the Stock Grant would be determined by reference to the closing quoted price of the Company’s common stock on the NASDAQ Stock Market of the immediately preceding trading day, August 16, 2013, which was $4.82 per share. For the first quarter 2014, stock-based compensation expense was recorded in the amount of $701 thousand within “Selling, general, and administrative costs” on the Condensed Consolidated Statement of Operations.

NOTE N – STOCKHOLDERS EQUITY

The ARC Group Worldwide, Inc. Board of Directors authorized the repurchase of up to $250,000 of the Company’s common stock on October 9, 2013. The stock repurchase program does not obligate ARC to acquire any particular amount of stock. It also does not have an expiration date and may be limited or terminated at any time without notice. In the second quarter of fiscal year 2014 ARC repurchased 8,401 shares as Treasury Stock and accounted for these shares using the Cost Method.

NOTE O – SUBSEQUENT EVENTS

ARC Advisory Agreement

On December 31, 2013, the ARC Advisory Agreement, as described in Note K, terminated.

Management has evaluated the impact of events occurring after December 29, 2013 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

OPERATIONS REVIEW

ARC is a diversified, global manufacturing company focused on bringing innovation and technology to traditional manufacturing. ARC seeks to accomplish this by building technologically advanced, niche manufacturing businesses in the US and abroad. Through the advent and continued adoption of automation, robotics, artificial intelligence, 3D imaging and printing, and lower domestic energy prices, ARC believes that manufacturing will become more of a local business, as technology disrupts the legacy global supply chain and enables more manufacturing to be locally sourced. As a consequence, ARC is focused on consolidating its customers supply chain by offering a holistic product offering in plastic and metal fabrication, with a focus on helping its customers get to market quickly.

ARC’s core manufacturing businesses are in precision components, 3D printing, flanges, fittings, and wireless equipment. The Company focuses on building these units through organic growth, as well as through vertical and horizontal acquisitions, in order to offer a full solution to its customer base.

Prior to August 8, 2012, the Company operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings and operated under two reportable business segments:

•	Precision Components Group, consisting of FloMet and Tekna Seal, and
•	Flanges and Fittings Group, consisting of GF&F and TubeFit.

Subsequent to the Acquisitions on August 8, 2012, the Company operates three business segments, with an addition of a fourth business segment, the 3DMT Group, established during the second quarter of fiscal year 2014:

•	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and Tekna Seal;
•	Flanges and Fittings Group, consisting of GF&F and TubeFit;
•	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd; and
•	3DMT Group, consisting of 3D Material Technologies and the tooling product line.

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

Precision Components Group

The precision component industry is comprised of a number of significant industries commonly defined and segmented by the process and/or type of metal utilized to manufacture the component. Common processes include casting, forging, machining, stamping, powder metallurgy (conventional metal injection molding or “MIM”, and powder forging), and extrusion. MIM is a metallurgical fabrication process that allows complex parts to be produced in quantity, and at a lower cost than comparable machining or other metalworking processes. The MIM process can be utilized to produce parts in a range of alloys including carbon and low alloy steels, stainless steels, magnetic materials, copper, and exotic alloys such as Inconel and titanium. The worldwide market for precision metal components is believed to total hundreds of billions of dollars annually.

The Precision Components Group’s companies participate in several metal component fabrication market segments, providing high quality fabricated metal components and the hermetic sealing of components to market leading companies, among them medical and dental devices, firearms, automotive, aerospace components, consumer durables, and electronic devices.

The Precision Components segment, in coordination with the Company’s 3DMT division, also utilizes 3D printing and imaging to provide a more complete solution to its customers. The application of these technologies has increased rapidly with our core client industries over the past several years. As such, the Company has committed, and will continue to commit significant capital and technical resources to further utilize and adapt these technologies to dramatically reduce “time to market” for both prototyping and actual production purposes.

Flange and Fittings Group

GF&F, established in 1972, is one of approximately ten domestic flange manufacturers in the United States, and the only one located on the East Coast. The Company estimates the domestic carbon, stainless, and alloy flanges market to exceed more than a billion dollars annually.

GF&F’s business model is focused on converting foreign-purchased alloy steel and stainless steel forgings into domestic flanges via value-added processing to provide a finished component with sufficient domestic content to qualify as domestically produced. GF&F also sells foreign produced finished flanges for certain applications. Additionally, GF&F purchases forgings produced in the US and Europe, and machines them into finished flanges for high-integrity applications.

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

Specific growth areas are “last mile” wireless broadband Internet delivered over standards-based solutions such as Worldwide Interoperability for Microwave Access ("WiMAX"), Wi-Fi or vendor specific proprietary solutions, GPS and Mobile SATCOM solutions for network timing, fleet and asset tracking and monitoring, machine to machine ("M2M") communications for controlling or monitoring data from devices, and base stations to build out or optimize carrier networks.

3DMT Group

3DMT utilizes advanced manufacturing technologies and innovation to reduce the time necessary to engineer conceptual ideas into finished production products. Given technological advances and increased global competition, “time to market” is often as critical as quality and price in determining a product’s success. Advanced materials, specialized tooling, and unique manufacturing technologies are required to address these competitive factors in the marketplace, as well as provide differentiators necessary to develop competitive advantages.

3DMT is focused on the acceleration of “concept to actual production” by utilizing advances in additive manufacturing, Computer Assisted Design (“CAD”), Computer Numerically Controlled Machining (“CNC Machining”), 3D imaging, and other rapid prototyping and tooling methods to address demands of the marketplace. 3DMT engineers support customer design for manufacturability and optimize the design for the intended manufacturing process. Further, advanced, non-contact 3D imaging technology is used for reverse engineering and dimensional quality control. Additive manufacturing utilizing plastic and metal Fused Deposition Modeling (“FDM”), Stereo Lithography (“SLA”), Selective Laser Sintering (“SLS”), MultiJet Modeling (“MJM”), and Direct Metal Laser Sintering (“DMLS”) technologies, in combination with traditional CNC machining, accelerates and accentuates rapid prototyping, tooling, and production.

3DMT was strategically established to meet the demand from current Precision Components Group customers, as well as to capture potential customers currently not served by traditional MIM technologies. 3DMT provides these previously unmet services, including rapid prototyping and short-run production capabilities, while strengthening the “captive” nature of the engineering development and production cycles; thus creating a new business for ARC, while improving the competitive advantage of the Precision Components Group. At the same time, 3DMT, combined with the Precision Components Group, provides the customer with a single source for engineering, rapid prototyping, short run production, specialized tooling, and high volume production.

Beyond the current customer base, 3DMT uses the broad range of additive manufacturing technologies in plastic and metal to serve the rapidly expanding market space of components that can only be made via 3D printing. Key to these developing technologies is the related knowledge established during our multi-decade MIM experience, particularly in the design and application of metallurgical technologies. The combination of leading technology and established process knowledge is key to expanding applications, reducing cost, and accelerating “time to market” for our customers.

In order to minimize its customer’s “time to market”, 3DMT began development during the second fiscal quarter of its proprietary, online instant quoting software for its website. The goal for this proprietary software is to provide rapid turnaround times on quotes, through its web interface, thereby eliminating wait time for quotes. ARC believes the future of manufacturing quoting will be handled this way and will provide a major competitive advantage for the Company. ARC plans to adapt this proprietary instant quoting software to its other business groups once it has launched at 3DMT.

Discontinued Operations

TubeFit

TubeFit’s operations consisted of the distribution of import fittings and flanges, as well as domestic flanges to the General Commodity Welds Fitting and Flange market. TubeFit is no longer actively operating, and the assets and liabilities of TubeFit are presented as discontinued operations in the Company's financial statements as of December 29, 2013 and December 30, 2012.

Results of Continuing Operations for the Six Months Ended December 29, 2013 and December 30, 2012

For the six months ended December 29, 2013, the Company’s total sales were $38.3 million, an increase of $7.6 million, or 24.8%, from $30.7 million in the comparable prior year period. The QMT and AFT Acquisitions during fiscal year 2013 contributed $2.9 million in additional sales in the first half of fiscal 2014. Excluding the impact from the aforementioned acquisition, sales growth increased $4.7 million, or 15.3% compared to the prior year period. This increase is attributed to robust growth in our MIM businesses given continued demand by customers, primarily in the firearms, medical, and aerospace market segments.

For the six months ended December 29, 2013, the Company’s net income from continuing operations was $4.5 million, an increase of $3.5 million from $1.0 million in the comparable prior year period. Substantial expense items impacted both periods, as the first half of fiscal year 2013 included merger expenses of $1.6 million, while the fiscal 2014 period included a stock-based compensation grant of $0.7 million and personnel reorganization expenses of $351 thousand. Excluding these significant expenses, net income from continuing operations increased $2.9 million, or 300.0%. The increase is attributed to a combination of top line sales growth, improved efficiencies, and the financial benefits realized from the intensive improvement efforts company-wide.

Total other income/(expense) for the first half of fiscal 2014 was ($0.5) million, compared to income of $13 thousand for the comparable prior year period. The decline is primarily attributed to the recognition of $0.4 million associated with the gain on bargain purchase for the QMT Acquisition during the first half of fiscal 2013. Further, the first half of fiscal 2014 included a non-cash interest expense of ($0.2) million, a result of the interest discount amortization on the convertible debt.

The total tax expense for the first half of fiscal 2014 was ($1.1) million, as a result of domestic and foreign income, which resulted in ($0.2) million of foreign tax expense and ($0.9) million of domestic tax expense. In the comparable prior year period, there was no tax expense due to the application of net operating loss carryforwards. We believe the current period is reflective of the Company’s ongoing tax structure.

Income allocated to the Company’s non-controlling interest was $117 thousand for the six months ended December 29, 2013, compared to $120 thousand for the comparable prior year period. The decrease was a result of reductions in the non-controlling interest base since first half of fiscal 2013, the product of equity exchanges for membership interests.

Net income from continuing operations attributable to ARC for the first half of fiscal 2014 was $2.8 million, or $0.48 per share, compared to $0.8 million, or $0.16 per share in the comparable prior year period.

Results of Continuing Operations for the Three Months Ended December 29, 2013 and December 30, 2012

For the three months ended December 29, 2013, the Company’s total sales were $19.9 million, an increase of $2.5 million, or 14.6%, from $17.4 million in the comparable prior year period. This increase is attributed to robust growth in our MIM businesses given continued demand by customers, primarily in the firearms, medical, and aerospace market segments.

For the three months ended December 29, 2013, the Company’s net income from continuing operations was $2.6 million, an increase of $1.4 million from the comparable prior year period, or 119.9%. For the quarter ended December 29, 2013, the Company incurred $351 thousand of personnel reorganization expenses. Net income excluding the impact of the reorganization expenses, increased $1.7 million, or 150.2% over prior comparable period, attributable to a combination of top line sales growth, improved efficiencies, and the financial benefits realized from the intensive improvement efforts company-wide.

Total other income/(expense) for the second quarter of fiscal 2014 was ($0.3) million, compared to ($0.2) million expense for the comparable prior year period. The difference is primarily attributed to higher interest expense in fiscal 2014. Further, total other expense for the second quarter fiscal 2014 included non-cash interest expense of ($0.1) million, a result of the interest discount amortization on the convertible debt.

The total tax expense for the second quarter fiscal 2014 was ($0.7) million, the product of increased domestic and foreign income. In the comparable prior year period, there was no tax expense due to the application of net operating loss carryforwards.

Income allocated to the Company’s non-controlling interest was $61 thousand for the three months ended December 29, 2013, compared to $47 thousand for the comparable prior year period. The increase was a result of the improved income in the Precision Components Group.

Net income from continuing operations attributable to ARC for the second quarter fiscal 2014 was $1.5 million, or $0.26 per share, compared to income from continuing operations attributable to ARC for the comparable prior year period of $0.9 million, or $0.15 per share, an increase of 74.2%.

Results of Continuing Operations by Segment: Comparison between Six Months and Three Months Ended December 29, 2013 and December 30, 2012

Prior to August 8, 2012, the Company operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges & fittings and operated under two reportable business segments:

•	Precision Components Group, consisting of FloMet and Tekna Seal, and
•	Flanges and Fittings Group, consisting of GF&F and TubeFit.

Subsequent to the Acquisitions on August 8, 2012, the Company operates three business segments, with an addition of a fourth business segment, the 3DMT Group, established during the second quarter of fiscal year 2014:

•	Precision Components Group, consisting of FloMet, AFT-US, AFT-Hungary, and Tekna Seal;
•	Flanges and Fittings Group, consisting of GF&F and TubeFit;
•	Wireless Group, consisting of ARC Wireless LLC and ARC Wireless Ltd; and
•	3DMT Group, consisting of 3D Material Technologies and the tooling product line.

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

The following table shows consolidated sales revenue, percentage of net sales, and operating profit by business segment, as well as identifying trends in business segment sales revenues for the three and six months ended December 29, 2013 and December 30, 2012.

Results of Continuing Operations by Segment – Comparison Between
The Six Months Ended December 29, 2013 and December 30, 2012  (in thousands)

	Increase/(Decrease)
	December 29, 2013	% of Sales	December 30, 2012	% of Sales	$	%
Net sales:
Precision Components Group	$31,993	83.4%	$25,075	81.6%	$6,918	27.6%
Flanges and Fittings Group	2,597	6.8%	3,364	10.9%	(767)	-22.8%
Wireless Group	1,580	4.1%	958	3.1%	622	64.8%
3DMT Group	2,172	5.7%	1,334	4.3%	838	63.0%
Consolidated net sales	38,342		30,731		7,611	24.8%
Operating Costs:
Precision Components Group	26,454	82.7%	21,945	87.5%	4,509	20.5%
Flanges and Fittings Group	2,435	93.8%	3,037	90.3%	(602)	-19.8%
Wireless Group	1,183	74.9%	1,171	122.2%	12	1.0%
3DMT Group	1,530	70.5%	906	67.9%	624	69.0%
Consolidated Operating Costs	31,602	82.4%	27,059	88.1%	4,543	16.8%
Segment operating income (loss) from continuing operations:
Precision Components Group	5,539	17.3%	3,130	12.5%	2,409	77.0%
Flanges and Fittings Group	162	6.2%	327	9.7%	(165)	-50.4%
Wireless Group	397	25.1%	(213)	-22.2%	610	-286.6%
3DMT Group	642	29.5%	428	32.1%	214	50.2%
Corporate Expense	(2,287)	-6.0%	(2,704)	-8.8%	417	-15.4%
Total segment operating income from continuing operations	4,453	11.6%	968	3.2%	3,485	359.8%
Interest expense, net	(499)	-1.3%	(392)	-1.3%	(107)	-27.2%
Gain on bargain purchase	—	0.0%	381	1.2%	(381)	100.0%
Other non-operating income(expense)	7	-0.0%	24	0.1%	(17)	-70.7%
Non- Operating Income(Expenses)	(492)	-1.3%	13	0.1%	(505)	2751.9%
Consolidated income from continuing operations before income tax expense and non-controlling interest	$3,961	10.3%	$981	3.2%	$2,980	303.4%

Results of Continuing Operations by Segment – Comparison Between
The Three Months Ended December 29, 2013 and December 30, 2012  (in thousands)

	Increase/(Decrease)
	December 29, 2013	% of Sales	December 30, 2012	% of Sales	$	%
Net sales:
Precision Components Group	$16,868	84.6%	$14,386	82.7%	$2,482	17.3%
Flanges and Fittings Group	1,336	6.7%	1,701	9.8%	(365)	-21.5%
Wireless Group	893	4.5%	584	3.4%	309	52.8%
3DMT Group	845	4.2%	733	4.2%	112	15.3%
Consolidated net sales	19,942		17,404		2,538	14.6%
Operating Costs:
Precision Components Group	14,033	83.2%	12,661	88.0%	1,372	10.8%
Flanges and Fittings Group	1,246	93.2%	1,574	92.5%	(328)	-20.9%
Wireless Group	685	76.7%	784	134.3%	(99)	-12.7%
3DMT Group	599	70.8%	492	67.1%	107	21.8%
Consolidated Operating Costs	16,563	83.1%	15,511	89.1%	1,052	6.8%
Segment operating income (loss) from continuing operations:
Precision Components Group	2,835	16.8%	1,725	12.0%	1,110	64.4%
Flanges and Fittings Group	90	6.8%	127	7.5%	(37)	-28.9%
Wireless Group	208	23.3%	(200)	-34.3%	408	-203.6%
3DMT Group	246	29.2%	241	32.9%	5	2.1%
Corporate Expense	(827)	-4.1%	(732)	-4.2%	(95)	12.9%
Total segment operating income from continuing operations	2,552	12.8%	1,161	6.7%	1,391	119.9%
Interest expense, net	(293)	-1.5%	(225)	-1.3%	(68)	-30.4%
Gain on bargain purchase	—	0.0%	—	0.0%	—	0.0%
Other non-operating income(expense)	7	-0.0%	(9)	-0.1%	16	-176.7%
Non- Operating Income(Expenses)	(286)	-1.5%	(234)	-1.3%	(52)	-22.6%
Consolidated income from continuing operations before income tax expense and non-controlling interest	$2,266	11.4%	$927	5.3%	$1,339	144.5%

Precision Components Group

Precision Components Group's sales were $32.0 million for the six months ended December 29, 2013, compared to sales of $25.1 million during the comparable prior year period, an increase of $6.9 million or 27.6%. Operating income was $5.5 million for the six months ended December 29, 2013, compared to $3.1 million during the comparable prior year period, an increase of $2.4 million or 77.0%. Segment operating income as a percent of segment sales for the six months ended December 29, 2013 increased to 17.3% from 12.5% for the comparable prior year period.

Precision Components Group's sales were $16.9 million for the three months ended December 29 2013, compared to sales of $14.4 million during the comparable prior year period, an increase of $2.5 million or 17.3%. Operating income was $2.8 million for the three months ended December 29, 2013, compared to $1.7 million during the comparable prior year period, an increase of $1.1 million or 64.4%. Segment operating income as a percent of segment sales for the three months ended December 29, 2013, increased to 16.8% from 12.0% for the comparable prior year period.

The current presentation of Precision Components Group results of continuing operations include reclassifications of the existing tooling product line in the current and prior year periods to the newly established 3DMT segment. The 3DMT segment was strategically established to offer customers solutions in order to reduce “time to market” through advanced manufacturing technologies.

Sales for the Precision Components Group’s segment increased significantly compared to the prior year periods; by $6.9 million, or 27.6%, and $2.5 million, or 17.3%, for the six and three months ended fiscal 2014 periods, respectively. The AFT Acquisition in fiscal 2013 contributed $2.7 million in additional sales in the first quarter of fiscal year 2014. Excluding the impact from the aforementioned acquisition, sales growth increased $4.2 million, or 16.7% for the first half of fiscal year 2014 compared to the prior year period. The domestic MIM business units experienced robust growth in demand, primarily in the firearms, medical, and aerospace market segments while securing several new programs from their customers in these market segments. In addition, AFT-HU contributed to sales growth through increased demand related to automotive turbocharger customers. Tekna Seal experienced growth in the current quarter of 13.5% due to recognition of prototype and development orders.

Operating income for the segment increased by $2.4 million, or 77.0%, and $1.1 million, or 64.4%, for the six and three months ended fiscal 2014 periods, respectively, over the comparable prior year periods. The AFT Acquisition in fiscal 2013 contributed $0.2 million in additional operating income in the first quarter of fiscal 2014. Excluding the impact from the aforementioned acquisition, operating income increased $2.2 million, or 71.0% for the first half of fiscal year 2014 compared to the prior year period. Since the Acquisition, the companies have focused on integration of certain shared services and sharing of best practices amongst the MIM manufacturing sites. These efforts, in addition to the focus upon operational excellence, have led to increased efficiencies, stabilization of the work force, reduction in scrap, improvements in first pass yield, and cost reductions due to purchasing leverage between locations.

Overall MIM industry trends remain positive, with our MIM manufacturing facilities gaining momentum, both in the share of existing customer “wallet” and through the development of new customers. To meet growing demands, facility expansion efforts are underway at AFT-CO through infrastructure upgrades and capital expenditures. These calculated investments will materially increase manufacturing capacity to meet projected new business in the firearms, medical device, and aerospace markets. Separately, we expect continued demand in Europe for automotive turbochargers, which we anticipate will translate into increased revenues at AFT-HU. Tekna Seal saw positive indications across its markets, with orders for new prototype applications in line with expectations. Prototypes typically represent future production orders commencing between one and three years from original submission. In addition, Tekna Seal is experiencing increases in new medical customer orders, prototype and production orders from aerospace controls customers, and is currently developing technologies associated with power storage devices which should offset typical customer attrition. Overall, the Company believes its continued investment in its advanced technologies, specifically those related to automation, robotics, and 3D printing and imaging will continue to improve efficiencies and drive new sources of revenue.

Flanges & Fittings Group

Flanges and Fittings Group’s sales were $2.6 million for the six months ended December 29, 2013, compared to sales of $3.4 million during the comparable prior year period. Segment operating income was $0.2 million for the six months ended December 29, 2013, compared to $0.3 million during the comparable prior year period. Segment operating income, as a percent of segment sales, for the six months ended December 29, 2013 decreased to 6.2% from 9.7% from the prior comparable year period.

Flanges and Fittings Group’s sales were $1.3 million for the three months ended December 29, 2013, compared to sales of $1.7 million during the comparable prior year period. Segment operating income was $90 thousand for the three months ended December 29, 2013, compared to segment operating income of $127 thousand during the comparable prior year period. Segment operating income, as a percent of segment sales, for the three months ended December 29, 2013, decreased to 6.8% from 7.5% from the prior comparable year period.

The segment reductions in revenues and operating income reflects the continued sluggish growth in the Northeast corridor of the United States, aligning with industry reports of declines in the commercial building market. Certain cost reductions in the Flanges and Fittings’ operation have been implemented to reduce operating costs until demand in primary geographic markets improve. At the same time, the Flanges and Fittings Group is continuing aggressive sales and marketing initiatives to expand the customer base. These efforts have yielded 15 new customers this fiscal year, in addition to strengthening demand in the instrumentation market. We are also evaluating new markets and strategic initiatives to grow the segment.

Wireless Group

Wireless Group’s sales were $1.6 million for the six months ended December 29, 2013, compared to sales of $1.0 million during the comparable prior year period. Segment operating income was $0.4 million for the six months ended December 29, 2013, compared to a loss of ($0.2) million during the comparable prior year period. Segment operating income, as a percent of segment sales, for the six months ended December 29, 2013 increased to 25.1% from (22.2%) of segment sales for the comparable prior year period.

Wireless Group’s sales were $0.9 million for the three months ended December 29, 2013, compared to sales of $0.6 million for the comparable prior year period. Segment operating income was $208 thousand for the three months ended December 29, 2013, compared to segment operating loss of ($200) thousand for the comparable prior year period. Segment operating income, as a percent of segment sales, for the three months ended December 29, 2013 increased to 23.3% from (34.3%) of segment sales for the comparable prior year period.

The segment’s increase in revenue and operating income reflects growth in US demand for the IES product line. In addition to distributor business, the Wireless Group is also focused on OEM opportunities and a new international market to continue sales growth efforts. The segment’s operating performance has accelerated growth through improvements in quality, on time shipments, and maintaining a low cost structure. Further, the Wireless Groups’ flat operating cost base should provide leverage with increases in sales volume.

3DMT Group

The 3DMT Group was strategically established in the second quarter of fiscal 2014 to meet customer needs of reducing costs and accelerating the “time to market” through rapid prototyping, short run production, and specialized tooling. The segment currently consists of the newly established 3D Material Technologies entity and the existing tooling product line. Reclassifications of the existing tooling product line from the Precision Components Group have been made to current and prior year amounts to conform to the current year presentation.

3DMT sales were $2.1 million for the six months ended December 29, 2013, compared to sales of $1.3 million during the comparable prior year period. Segment operating income was $0.6 million for the six months ended December 29, 2013, compared to $0.4 million during the comparable prior year period. Segment operating income, as a percent of segment sales, for the six months ended December 29, 2013 was 29.5% compared to prior year period of 32.1%.

3DMT sales were $0.8 million for the three months ended December 29, 2013, compared to sales of $0.7 million during the comparable prior year period. Segment operating income was $246 thousand for the three months ended December 29, 2013, compared to segment operating income of $241 thousand during the comparable prior year period. Segment operating income, as a percent of segment sales, for the three months ended December 29, 2013 was 29.2% compared to prior year period of 32.9%.

Sales for the segment increased over the comparable prior year periods by $0.8 million, or 630%, and $0.1 million, or 15.3%, for the six and three months ended fiscal 2014 periods, respectively. During the first half of fiscal 2014, the results include a one-time special tooling project for the Precision Components Group. Excluding the aforementioned special tooling project, sales growth for the six month period ended December 29, 2013 was 26.1 % compared to the prior year period. In the second quarter of fiscal 2014, the tooling product line resulted in the recognition of 30 tool sales, of which 22 were new tool business. The growth is attributed to new product launches in the firearms, medical, and automotive industries.

The operating revenue and operating income as a percentage of sales is expected to increase as the additive manufacturing and rapid prototyping capabilities of 3DMT continue to grow and additional equipment is installed to meet customer demands. Currently customers and applications for additive manufacturing and rapid prototyping come from (i) current customers of the Precision Components Group that are utilizing 3DMT technology to accelerate “time to market,” and (ii) conversion of conventional CNC machining to additive manufacturing for jigs and fixtures to support other manufacturing activities. The customer base is expected to increase as the reputation for 3DMT expands in the marketplace and the online instant quoting for 3D Printing is implemented.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The near-term outlook for ARC remains positive, and we expect to generate positive cash flow from operations through the remainder of fiscal 2014. As a result of our estimated cash flows from operations, we expect to have ability to meet our financial commitments over the next 12 months.

Cash and cash equivalents increased by $1.9 million for the six months ended December 29, 2013. The net change in cash and cash equivalents was attributable to (i) an increase in cash from operating activities of $6.0 million related to the business operations cash generation, (ii) ($0.9) million in cash used in investing activities associated with capital expenditures, and (iii) ($3.2) million in cash used in financing activities associated with the principal payments on debt and stock repurchase.

Total assets of $68.5 million at December 29, 2013 represented a $1.8 million increase from the $66.7 million balance at June 30, 2013. The increase in total assets reflects the cash generated by the business operations net of the debt repayments, partially offset with the reduction in discontinued operations assets in fiscal 2014 due to the shutdown of TubeFit.

Total capitalization at December 29, 2013 was $58.6 million, consisting of $29.1 million of total debt and $29.5 million of stockholders’ equity. The debt to capitalization ratio decreased to 49.7% at December 29, 2013 from 55.5% at the end of fiscal 2013. The decline is a result of the principal payments on debt used to fund the fiscal 2013 acquisition.

Cash Flows from Operating Activities

The net cash provided by operating activities was $6.0 million for the six months ended December 29, 2013, compared to net cash provided by operating activities of $1.5 million for the comparable prior year period. The increase in cash provided by operating activities in the first half of fiscal 2014 is primarily due to (i) an increase in cash earnings, (ii) $1.6 million in merger expenses in the first quarter fiscal 2013, and (iii) improvements in working capital.

Cash Flows from Investing Activities

The net cash used in investing activities was $0.9 million for the six months ended December 29, 2013, compared to $13.4 million for the comparable prior year period. During the six months ended December 29, 2013 and December 30, 2012, $892 thousand and $216 thousand, respectively, was invested in manufacturing equipment and projects to expand capacity and drive an increase in production efficiencies. The remaining year-over-year difference is attributed to the investment in assets acquired in the AFT and QMT Acquisitions, partially offset with the stock issuance for cash and proceeds on the sale of an asset.

Cash Flows from Financing Activities

The net cash used by financing activities was $3.2 million for the six months ended December 29, 2013, consisting of principal payments on debt of $3.1 million and stock repurchase of $0.1 million. The net cash provided by financing activities was $12.6 million for the six months ended December 30, 2012, consisting of (i) approximately $25.0 million in borrowings to finance the AFT Acquisition, (ii) $11.8 million used in the settlement of (a) prior QMT debt of $6.9 million, and (b) new fiscal 2013 debt payments of $4.9 million, and (c) $0.6 million used to pay distributions to members and non-controlling interests.

We believe cash on hand, cash generated by operations, and cash available from our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, and debt service for at least the next 12 months.

Debt and Credit Arrangements

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility to fund the purchase Advanced Forming Technology Inc. and AFT-Hungary Kft., and to pay off the balances of outstanding loans held as of that date. For further details please reference Note E “Long-Term Debt” of our consolidated financial statements set forth in this Quarterly Report on Form 10-Q. As of December 29, 2013, we were in compliance with the financial covenants in the Credit Agreements. In addition, on August 8, 2012, a Convertible Note Payable to Precision Castparts in the amount of $17.6 million was issued with a five year maturity. The Convertible Note is subordinated to the first priority security interest of TD Bank, N.A. Under the terms of the Convertible Note, the Holder may at any time prior to maturity (subject to certain restrictions) convert the Convertible Note into newly issued shares of the Company’s Common Stock at a conversion price equal to the 30-day average trading value per share of the Company’s Common Stock immediately preceding conversion, provided that the Convertible Note may be converted only if it converts into less than 10% of the common ownership of the Company and the equity value of the Company is not less than $176 million.

Off Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that are, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations and Commercial Commitments

As of December 29, 2013, there have been no significant changes to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended June 30, 2013.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we have concluded that disclosure controls and procedures were not effective as of December 29, 2013 at the reasonable assurance level due to a weakness in our internal control over financial reporting.

Our management has identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board as of December 29, 2013. Specifically we do not have adequately designed controls in place with regard to external SEC reporting compliance, because our accountants and management did not have sufficient training and available resources to on-line disclosure checklists and external resources in financial reporting and SEC reporting matters.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, remediation efforts have been in progress during the first half of fiscal 2014. Remediation action items included implementation of a Disclosure Control Policy, establishment of a Disclosure Control Committee, execution of Financial and Non-Financial Quarterly Certifications, and usage of outside consultants for analysis of complex accounting topics and review of periodic reporting. Next quarter management will evaluate the effectiveness of these newly implemented disclosure controls and procedures, in addition to the audit committee’s independent assessment of the remediation items. We are committed to improving our financial organization and implementing a timely remediation plan.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 30, 2013- October 29, 2013	8,401	$11.01	8,401	$157,469
Total	8,401	$11.01	8,401	$157,469

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

ARC GROUP WORLDWIDE, INC.

Date:	February 12, 2014	/s/ Jason T. Young
		Name:	Jason T. Young
		Title:	Principal Executive Officer

Date:	February 12, 2014	/s/ Drew M. Kelley
		Name:	Drew M. Kelley
		Title:	Principal Financial Officer and
Chief Accounting Officer

