Form 10-Q
period 2014-03-30
ARC Group Worldwide, Inc.
filed 2014-05-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

As of May 9, 2014, the Registrant had 14,907,671 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except share and per share amounts)

	For the Three Months Ended				For the Nine Months Ended
	Mar 30, 2014		Mar 31, 2013		Mar 30, 2014		Mar 31, 2013
Sales		$20,930		$18,248		$59,272		$48,979
Cost of Sales		14,501		13,484		40,888		36,237
Gross Profit		6,429		4,764		18,384		12,742

Operating Expense:
Selling, General, and Administrative		2,962		3,164		10,465		8,536
Merger Expenses		194		—		194		1,637
Income from Operations		3,273		1,600		7,725		2,569

Other Income (Expense):
Other Income (Expense)		1		(65)		9		(41)
Gain on Bargain Purchase		—		—		—		381
Interest Expense, Net		(282)		(146)		(781)		(538)
Total Other Income (Expense), Net		(281)		(211)		(772)		(198)
Income before Income Taxes		2,992		1,389		6,953		2,371
Current and Deferred Income Tax Expense		(1,342)		(307)		(2,418)		(307)
Earnings from Continuing Operations		1,650		1,082		4,535		2,064
Loss from Discontinued Operations, Net of Taxes of $0		—		(250)		—		(408)
Net Income		1,650		832		4,535		1,656
Less: Net Income Attributable to Non-Controlling Interest		66		80		182		199
Net Income Attributable to ARC Group Worldwide, Inc.		$1,584		$752		$4,353		$1,457

Amounts Attributable to ARC Group Worldwide, Inc.	$		$		$		$
Net Income from Continuing Operations		1,584		1,020		4,353		1,865

Net Loss from Discontinued Operations		—		(268)		—		(408)

Net Income Attributable to ARC Group Worldwide, Inc.		$1,584		$752		$4,353		$1,457

Net Income (Loss) per Common Share:
Continuing Operations (Net of Non-Controlling Interest)		$0.11		$0.07		$0.30		$0.14
Discontinued Operations (Net of Non-Controlling Interest)		—		(0.02)		—		(0.03)
Basic and Diluted		$0.11		$0.05		$0.30		$0.11

Weighted Average Common Shares Outstanding:

Basic and Diluted		14,673,205		14,181,545		14,561,872		13,596,930

See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 30,	June 30,
	2014	2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,563	$3,601
Accounts Receivable, Net of Allowance for Doubtful Accounts of $258 and $222, Respectively	10,851	10,636
Inventories, Net	12,357	10,780
Prepaid and Other Current Assets	1,100	1,012
Current Assets of Discontinued Operations	—	262
Total Current Assets	29,871	26,291

Property, Plant, and Equipment, Net	26,506	24,051

Long-Term Assets:
Goodwill	11,497	11,497
Intangible Assets, Net	4,243	4,622
Other	180	211
Total Long-Term Assets	15,920	16,330
Total Assets	$72,297	$66,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,633	$5,496
Accrued Expenses	3,753	2,265
Due to Related Party	20	20
Deferred Revenue	774	1,103
Current Portion of Long-Term Debt and Short-Term Borrowings	8,345	7,410
Current Liabilities of Discontinued Operations	—	7
Total Current Liabilities	18,525	16,301

Long-Term Liabilities:
Bank Debt, Noncurrent	6,651	8,788
Convertible Debt, Net of Discount	16,182	15,866
Total Long-Term Liabilities	22,833	24,654
Total Liabilities:	41,358	40,955

Stockholders’ Equity
Preferred Stock, $0.001 Par Value, 2,000,000 Authorized, No Shares Issued and Outstanding	—	—
Common Stock, $0.0005 Par Value, 250,000,000 Shares Authorized, 14,694,208 and 14,181,545 Shares Issued and 14,673,205 and 14,181,545 Outstanding at March 30, 2014 and June 30, 2013, Respectively	3	3
Treasury Stock, at Cost	(94)	(1)
Additional Paid-in Capital	14,098	13,280
Note Receivable from Related Party	—	(272)
Accumulated Earnings	15,980	11,627
Total ARC Group Worldwide, Inc. Stockholders’ Equity	29,987	24,637
Non-Controlling Interest	952	1,080
Total Stockholders’ Equity	30,939	25,717
Total Liabilities and Stockholders’ Equity	$72,297	$66,672

* These numbers were derived from the audited financial statements for the year ended June 30, 2013. See accompanying notes.

ARC Group Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended
	March 30, 2014	March 31, 2013
Cash Flows from Operating Activities
Net Income	$4,535	$1,656
Loss from Discontinued Operations		408
Income from Continuing Operations	4,535	2,064
Adjustments to Reconcile Changes in Net Assets to Net Cash Provided by (Used In) Operating Activities
Depreciation and Amortization	2,704	2,418
Gain on Bargain Purchase	—	(381)
Amortization of Debt Discount	316	—
Gain on Disposition of Assets	—	(5)
Bad Debt Expense	51	(74)
Share-Based Compensation	779	—
(Increase) Decrease in Assets
Accounts Receivable	(10)	(62)
Related Party Receivable	—	205
Inventory	(1,577)	(316)
Prepaid Expenses and Other Assets	(51)	33
Other Long-Term Assets	—	(54)
Increase (Decrease) in Liabilities
Accounts Payable	130	(905)
Other Accrued Expenses	1,488	563
Related Party Payable	—	(347)
Deferred Revenue	(329)	290
Net Cash Provided by Operating Activities of Continuing Operations	8,036	3,429
Net Cash Used In Operating Activities of Discontinued Operations	—	(331)
Net Cash Provided by Operating Activities	8,036	3,098

Cash Flows from Investing Activities
Net Assets Acquired in the QMT and AFT Acquisitions	—	(25,122)
Net Cash Acquired in the QMT and AFT Acquisitions	—	11,325
Investment in Plant and Equipment	(2,623)	(312)
Proceeds from Sale on Assets	—	143
Cash Received in Reverse Merger	—	451
Net Cash Used In Investing Activities	(2,623)	(13,515)

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	—	25,000
Principal Payments on Debt	(3,358)	(12,897)
Payment on Capital Lease Obligations	—	(9)
Repurchase of Shares	(93)	(1)
Distribution Payments to Non-Controlling Interest Members	—	(29)
Payment of Member Note	—	30
Distributions to Members	—	(540)
Net Cash Provided by (Used in) Financing Activities	(3,451)	11,554

Net Increase in Cash and Cash Equivalents	1,962	1,137
Cash and Cash Equivalents, Beginning of Period	3,601	1,448
Cash and Cash Equivalents, End of Period	$5,563	$2,585

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for Interest	$465	$538
Cash Paid During the Year for Income Taxes	$975	$—
Non-Cash Transactions
Stock Issued in the Reverse Merger	$—	$10,225
Convertible Debt Issued in AFT Acquisition	$—	$17,600
Termination of Note Receivable from Related Party	$272	$—

See accompanying notes.

ARC Group Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

March 30, 2014

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements of ARC Group Worldwide, Inc. and Subsidiaries (together, the “Company”, “we”, “us”, “our”, or “ARC”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and other financial information filed with the SEC.

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

Prior to August 8, 2012, the Company operated as a diversified manufacturing holding company active in metal injection molding, specialty hermetic seals, and flanges and fittings and operated under two reportable business segments:

•	Precision Components Group, consisting of FloMet LLC (“FloMet”) and Tekna Seal LLC (“Tekna Seal”); and
•	Flanges and Fittings Group, consisting of General Flange & Forge LLC (“GF&F”) and TubeFit LLC (“TubeFit”).

Subsequent to the Acquisitions on August 8, 2012 (as defined below), the Company operated three reportable business segments, with an addition of a fourth reportable business segment, the 3DMT Group, established during the second quarter of fiscal year 2014:

•	Precision Components Group, consisting of Advanced Forming Technology, Inc. and AFT-Hungary Kft. (together “AFT”), FloMet, and Tekna Seal;
•	Flanges and Fittings Group, consisting of GF&F and TubeFit;
•	Wireless Group, consisting of ARC Wireless, Inc., ARC Wireless LLC, and ARC Wireless Ltd. (collectively, “ARC Wireless”); and
•	3DMT Group, consisting of 3D Material Technologies LLC (“3DMT”) and the existing tooling product line.

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges and Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

On April 14, 2014, the Company’s Board of Directors declared a stock dividend and all references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 1.5:1 stock dividend, see Note P.

Significant Business Acquisitions

On August 8, 2012, ARC completed the acquisitions of Quadrant Metals Technologies LLC (“QMT”) and AFT (referred to herein as the “QMT Acquisition” and the “AFT Acquisition” and collectively, the “Acquisitions”).

For reasons detailed below, the accompanying financial statements include the results of operations of ARC, QMT, and AFT for periods subsequent to the Acquisitions; for periods prior to the Acquisitions, the results of operations are presented only for QMT.

The QMT Acquisition

Effective August 8, 2012, the Company issued common stock in exchange for 100% of the issued and outstanding membership interest of QMT (equal to 10,074,250 shares of ARC’s common stock after giving effect to the 1.5:1 stock dividend, see Note P). The QMT Acquisition was accounted for as a reverse acquisition under generally accepted accounting principles, whereby QMT was deemed to be the accounting acquirer in the acquisition. The shares of common stock issued to QMT pursuant to the merger are presented as having been outstanding since July 1, 2011.

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

In connection with the QMT Acquisition, the Company sold 143,762 shares of ARC’s Common Stock (after giving effect to the 1.5:1 stock dividend, see Note P) to Carret P.T., LP in consideration for a cash investment in ARC of $449 thousand. The purchase price for the reverse acquisition of $10.2 million was derived from the ARC common stock equal to 3,963,532 shares (after giving effect to the 1.5:1 stock dividend, see Note P) at the August 8, 2012 stock price.

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

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The AFT Acquisition

Effective August 8, 2012, the Company acquired all the issued and outstanding shares of AFT for approximately $40.6 million. The AFT Acquisition was completed through the payment of cash totaling $7.0 million, bank facility funds of $18.1 million, and a convertible note payable to Precision Castparts Corp. (“PCC”) in the amount of $15.5 million, net of interest discount.

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

Pro forma Financial Information (Unaudited)

The historical operating results of ARC and AFT have not been included in the Company’s historical consolidated operating results prior to their acquisition dates. The following unaudited pro forma information presents the combined results of continuing operations for the three and nine months ended March 31, 2013 as if the acquisition had been completed on July 1, 2012 and giving effect to the 1.5:1 stock dividend paid on May 1, 2014.

(In thousands, except per share data)	Three Month Period Ended March 31, 2013	Nine Month Period Ended March 31, 2013
Revenue	$18,248	$52,422
Income from Continuing Operations	$1,020	$1,095
Loss from Discontinued Operations	(268)	(408)
Net Income (Loss)	$752	$687

Income per Common Share for Continuing Operations	$0.07	$0.08
Loss per Common Share for Discontinued Operations	(0.02)	(0.03)
Basic and Diluted Net Income per Common Share	$0.05	$0.05

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all new ASU’s. Any new ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

NOTE C – INVENTORY

Inventories consisted of the following (in thousands):

	March 30, 2014	June 30, 2013
Raw Materials and Supplies	$3,329	$3,172
Work In Process	5,933	4,772
Finished Goods	3,489	3,222
	12,751	11,166
Less: Reserve for Obsolescence	394	386
	$12,357	$10,780

NOTE D – PROPERTY, PLANT, and EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	March 30, 2014	June 30, 2013
Land	$1,197	$1,197
Building and Improvements	12,893	12,859
Machinery and Equipment	19,546	18,277
Office Equipment	788	766
Leasehold Improvements	65	65
Automobiles	186	186
Construction in Process	3,631	281
	38,306	33,631
Less: Accumulated Depreciation	11,800	9,580
	$26,506	$24,051

Depreciation expense for the three months ended March 30, 2014 and March 31, 2013 totaled $0.8 million. Depreciation expense for the nine months ended March 30, 2014 and March 31, 2013 totaled $2.3 million and $2.1 million, respectively.

NOTE E – GOODWILL and INTANGIBLE ASSETS

Goodwill is recognized as a result of an acquisition when the price paid for the acquired business exceeds the fair value of its identified net assets. Identifiable intangible assets are recognized at their fair value when acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead periodically reviewed for impairment (at a minimum annually, in the fourth quarter of each fiscal year) and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset.

NOTE E – GOODWILL and INTANGIBLE ASSETS

The Company performs the qualitative assessment using a “more likely than not” concept first. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. The Company reviews its carrying value to determine whether an indication of impairment exists. If impairment exists, then the fair value of the goodwill is determined by allocation of the Company’s fair value to its assets and liabilities (including any unrecognized intangible assets). Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The carrying amount of goodwill as of March 30, 2014 and June 30, 2013 was $11.5 million.

The gross carrying amount and accumulated amortization of acquired intangible assets was as follows (in thousands):

	March 30, 2014	June 30, 2013
Patents	$272	$272
Tradenames	75	75
Customer Relationships	4,971	4,971
Total Gross Carrying Value	5,318	5,318
Less: Accumulated Amortization	1,075	696
Total Net Carrying Value	$4,243	$4,622

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years. Amortization expense for the three months ended March 30, 2014 and March 31, 2013 totaled $127 thousand and $331 thousand, respectively. Amortization expense for the nine months ended March 30, 2014 and March 31, 2013 totaled $379 thousand and $331 thousand, respectively.

Estimated future amortization expense for the next five years as of March 30, 2014 is as follows (in thousands):

Fiscal Years	Amount
2014 (remaining period)	$127
2015	503
2016	503
2017	503
2018	502

NOTE F – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 30, 2014	June 30, 2013
Accrued Taxes	$1,259	$91
Accrued Compensation	1,721	1,390
Accrued Other	773	784
Total Accrued Expenses	$3,753	$2,265

NOTE G – LONG-TERM DEBT

Long-term debt payable consists of the following:

On August 8, 2012, QMT entered into an agreement with TD Bank, N.A.(“TD Bank”) for a $25.0 million credit facility to partially fund the AFT Acquisition and to pay off the balances of other outstanding loans held as of that date.

The Credit facility is described in the first four items below. Unless otherwise noted, interest rate for the Credit facility below is variable and can range from one month LIBOR plus 250-300 bps and is determined based on total leverage ratio as measured on a rolling four quarter basis at the end of each fiscal quarter.

Subsequent to March 30, 2014 the long-term debt was refinanced, see Note P.

	Balance as of (in thousands)

	March 30, 2014	June 30, 2013
Revolving line of credit not to exceed $10.0 million with a maturity date of August 8, 2015; collateralized by accounts receivable and inventory; the amount available from this line is determined by a monthly borrowing base, at December 29, 2013. Interest is accrued and payable monthly.	$3,314	$2,868

Term Loan A in the amount of $3.6 million, collateralized by equipment payable in equal monthly payments of $60 thousand plus accrued interest, with a maturity date of August 8, 2017.	2,468	3,010

Term Loan B (commercial mortgage) in the amount of $5.5 million payable in equal monthly installments of $18 thousand plus accrued interest with maturity date of August 8, 2022, with a five year call option.	5,124	5,288

Term Bridge Loan in the amount of $6.9 million with interest only payments for the first 6 months and 23 monthly principal payments of $300 thousand plus interest with maturity date of February 8, 2015.	1,934	5,032

Subtotal	$12,840	$16,198

NOTE G – LONG-TERM DEBT

Promissory Notes Payable to Capital One Equipment Finance Corp. in the amount of $2.2 million with interest accrued and payable monthly. The Promissory Notes represent interim financing and will be converted to a capital lease obligation upon completion of the equipment build and the finalization of a lease agreement.	2,156	—

Convertible Note Payable to PCC in the amount of $17.6 million; due at 8/8/2017; interest is equal to the Five-Year U.S. Treasury Note Constant Maturity rate adjusted on each anniversary and is paid on a quarterly basis; this Note is subordinated to the first priority security interest of TD Bank Subject to certain terms of the agreement PCC has the option to convert outstanding principal and unpaid interest into shares of the Company’s Common Stock.	$17,600	$17,600
Convertible note interest discount(1)	(1,418)	(1,734)
Convertible note, net of discount	16,182	15,866

Total Long-Term Debt from Continuing Operations and Short-Term Borrowings	31,178	32,064
Less: Current Portion from Continuing Operations	(8,345)	(7,410)
Total Long-Term Debt Less Current Portion	$22,833	$24,654

(1)	The interest discount represents the difference between the actual negotiated interest rate being the Five-Year U.S. Treasury Note Constant Maturity rate, and the Company’s assumption of market rate of 4%. The total interest discount calculated was $2.1 million, which is amortized over the life of the note. The fiscal year 2014 non-cash interest discount amortization reduces the interest discount balance by $316 thousand, resulting in an ending balance as of March 30, 2014 of $1.4 million.

The Company uses an economic hedging instrument through TD Bank to synthetically convert a floating rate to a fixed rate on 50% of the notional amounts of Term Loan A and B for five years. The fixed rate, through a derivative swap was locked in at the time the swap was executed; the swap is discussed in Note H.

Certain loans are subject to financial and non-financial covenants established by TD Bank with compliance determined on a period basis using audited and consolidated financial statements. As of the quarter ended March 30, 2014 and year ended June 30, 2013, the Company was in compliance with all covenants.

NOTE H - DERIVATIVES AND HEDGING ACTIVITIES

Pay Fixed, Receive-Variable Interest Rate Swaps

Objective of the swaps: QMT entered into two separate pay-fixed, receive-variable interest rate swaps with the objective of eliminating the variability in the Company’s interest expense on 50% of its $3,612 thousand Term Loan (the “Term Loan A”) and of its $5,470 thousand Term Loan (the “Term Loan B”) attributable to changes in one month LIBOR*. The Term Loans were made pursuant to the Loan and Security Agreement (the “Agreement”) dated August 8, 2012 between QMT and TD Bank.

NOTE H - DERIVATIVES AND HEDGING ACTIVITIES

The terms of the outstanding swaps as March 30, 2014 were as follows:

Associated Debt	Notional Amount (thousands)	Effective Date	Fixed Rate Paid	Variable Rate Received	Fair Value (thousands)	Swap Termination Date
Term Loan A	$1,234	8-Aug-2012	0.85%	LIBOR*	$4	8-Aug-2017
Term Loan B	$2,562	8-Aug-2012	1.10%	LIBOR*	$2	8-Aug-2017

*One month London Interbank Offered Rate

The Company estimated the fair value of these instruments based on a market position at close of business March 30, 2014 and on such basis determined the fair value to be $6 thousand.

Termination of Swap prior to maturity will be settled at market value and may result in a payment to or from borrower determined at the time of termination.

Subsequent to March 30, 2014 the interest rate swaps were terminated, see Note P.

NOTE I – CUSTOMER AND SUPPLIER CONCENTRATION RISK

The Company had sales to four customers for the nine months ended March 30, 2014 and March 31, 2013, respectively, which represented approximately 43.1% and 37.8% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. The Company sells a majority of its products in the Precision Components Group for use in medical and dental devices, firearms and defense components, automotive uses, aerospace components, consumer durables, and electronic devices.

As of March 30, 2014 and June 30, 2013, these customers represented approximately 31.3% and 35.6%, respectively, of our net trade accounts receivable.

As of March 30, 2014 and June 30, 2013, respectively, there was no concentration in the volume of business above 5% transacted with a particular supplier for which the Company had no alternative sources of supply.

NOTE J – EARNINGS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, reflects the potential dilution of securities that could share in the earnings of the entity. As of March 30, 2014 the Company had no outstanding stock options, therefore there was no computation of effect of dilutive securities. In addition, there was no effect of the convertible debt on the dilutive calculation since the non-market based contingency had not been met.

NOTE J – EARNINGS PER SHARE

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share for the respective periods indicated (in thousands, except per share amounts), giving effect to the 1.5:1 stock dividend paid on May 1, 2014:

	For the Three Months Ended
	March 30,			March 31,
	2014			2013
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic EPS:
Net Earnings from Continuing Operations	$1,584	14,673	$0.11	$1,020	14,182	$0.07
Net Loss from Discontinued Operations	—	—	—	(268)	14,182	(0.02)
Basic and Diluted Earnings per Share	$1,584	14,673	$0.11	$752	14,182	$0.05

	For the Nine Months Ended
	March 30,			March 31,
	2014			2013
	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)	Net Earnings (Loss) Attributed to Common Stock	Weighted Average Shares	Per Share Earnings (Loss)
Basic EPS:
Net Earnings from Continuing Operations	$4,353	14,562	$0.30	$1,865	13,597	$0.14
Net Loss from Discontinued Operations	—	—	—	(408)	13,597	(0.03)
Basic and Diluted Earnings per Share	$4,353	14,562	$0.30	$1,457	13,597	$0.11

NOTE K - INCOME TAXES

The current income tax provision for the three and nine months ended March 30, 2014 is $1,342 thousand and $2,418 thousand, respectively. In addition, for the three and nine months ended March 30, 2014, local foreign taxes paid were $153 thousand and $382 thousand, respectively. The income tax provision for the three months ended and nine months ended March 31, 2013 was $188 thousand. For the three months ended March 31, 2013, there were $119 thousand in local foreign taxes paid.

Goodwill recorded as part of an asset purchase agreement is deductible for tax purposes and only recorded as a book charge if it is impaired. A deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.

NOTE K - INCOME TAXES

The Company will continue to record an income tax expense related to the amortization of goodwill as a discrete item each quarter unless and until such impairment occurs.

As of March 30, 2014 and June 30, 2013, our net deferred tax assets of $4.3 million and $4.4 million, respectively, were fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

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

NOTE L – SEGMENT INFORMATION

Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into four reportable business segments: Precision Components Group, Flanges and Fittings Group, Wireless Group, and 3DMT Group.

The 3DMT Group was strategically established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating the “speed-to-market” through rapid prototyping, short run production, and specialized tooling. The segment currently consists of the newly established 3D Material Technologies entity and the existing tooling product line. Reclassifications of the existing tooling product line from the Precision Components Group have been made to current and prior year amounts to conform to the current year presentation. The 3DMT Group’s three and nine months ending reported sales for current and prior year periods are generally reflective of the tooling product line.

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges and Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented. Summarized segment information for our four continuing segments for the three and nine months ended March 30, 2014 and March 31, 2013 is as follows:

NOTE L – SEGMENT INFORMATION

	For the Three Months Ended (in thousands)

	March 30, 2014	March 31, 2013
Net Sales:
Precision Components Group	$17,880	$15,489
Flanges and Fittings Group	1,557	1,560
Wireless Group	500	541
3DMT Group	993	658
Consolidated Net Sales	$20,930	$18,248
Operating Costs:
Precision Components Group	14,405	13,935
Flanges and Fittings Group	1,313	1,480
Wireless Group	408	559
3DMT Group	940	570
Consolidated Operating Costs	$17,066	$16,544
Segment Operating Income (Loss) from Continuing Operations:
Precision Components Group	3,475	1,554
Flanges and Fittings Group	244	80
Wireless Group	92	(18)
3DMT Group	53	88
Corporate Expense	(591)	(104)
Total Segment Operating Income from Continuing Operations	$3,273	$1,600
Interest expense, Net	(282)	(146)
Gain on Bargain Purchase	—	—
Other Non-Operating Income(Expense)	1	(65)
Non-Operating Income (Expenses)	$(281)	$(211)
Consolidated Income from Continuing Operations before Income Tax Expense and Non-Controlling Interest	$2,992	$1,389

NOTE L – SEGMENT INFORMATION

Three Months ending:	March 30, 2014	March 31, 2013
Capital Expenditures:
Precision Components Group	$1,264	$86
Flanges and Fittings Group	1	10
Wireless Group	—	—
3DMT Group	466	—
Consolidated Capital Expenditures	$1,731	$96

Three Months ending:	March 30, 2014	March 31, 2013
Depreciation and Amortization Expense:
Precision Components Group	$867	$1,035
Flanges and Fittings Group	26	26
Wireless Group	21	27
3DMT Group	—	—
Consolidated Depreciation and Amortization Expense	$914	$1,088

NOTE L – SEGMENT INFORMATION

	For the Nine Months Ended (in thousands)

	March 30, 2014	March 31, 2013
Net Sales:
Precision Components Group	$49,873	$40,532
Flanges and Fittings Group	4,154	4,925
Wireless Group	2,079	1,499
3DMT Group	3,166	2,023
Consolidated Net Sales	$59,272	$48,979
Operating Costs:
Precision Components Group	40,859	35,845
Flanges and Fittings Group	3,748	4,518
Wireless Group	1,591	1,779
3DMT Group	2,470	1,511
Consolidated Operating Costs	$48,668	$43,653

Segment Operating Income/(Loss) from Continuing Operations:
Precision Components Group	9,014	4,687
Flanges and Fittings Group	406	407
Wireless Group	488	(280)
3DMT Group	696	512
Corporate Expense	(2,879)	(2,757)
Total Segment Operating Income from Continuing Operations	$7,725	$2,569
Interest Expense, Net	(781)	(538)
Gain on Bargain Purchase	—	381
Other Non-Operating Income(Expense)	9	(41)
Non- Operating Income (Expenses)	$(772)	$(198)
Consolidated Income from Continuing Operations before Income Tax Expense and Non-Controlling Interest	$6,953	$2,371

NOTE L – SEGMENT INFORMATION

Nine Months ending:	March 30, 2014	March 31, 2013
Capital Expenditures:
Precision Components Group	$2,146	$297
Flanges and Fittings Group	11	15
Wireless Group	—	—
3DMT Group	466	—
Consolidated Capital Expenditures	$2,623	$312

Nine Months ending:	March 30, 2014	March 31, 2013
Depreciation and Amortization Expense:
Precision Components Group	$2,564	$2,274
Flanges and Fittings Group	78	76
Wireless Group	62	68
3DMT Group	—	—
Consolidated Depreciation and Amortization Expense	$2,704	$2,418

NOTE M – RELATED PARTY TRANSACTIONS

Quadrant Management Inc. and Everest Hill Group Inc. (formerly known as Brean Murray Carret Group, Inc.)

ARC, Everest Hill Group Inc. (“Everest Hill Group”), Quadrant Management Inc. (“QMI”), and QMT are under common control. Prior to the Acquisitions, QMI, through Everest Hill Group, owned 74.0% of the membership interests of QMT. As a result of the Acquisitions, Everest Hill Group became the controlling shareholder of ARC. Specifically, Everest Hill Group controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 61.5% of the shares of ARC.

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

Pursuant to the original terms of the ARC Advisory Agreement entered into on January 21, 2009, (the “ARC Advisory Agreement”), QMI provided ARC financial advisory and business consulting services, including restructuring services. The ARC Advisory Agreement expired on December 31, 2013 and was not extended.

NOTE M – RELATED PARTY TRANSACTIONS

In addition, QMI and QMT entered into a non-exclusive financial advisory agreement, (the “QMT Financial Advisory Agreement”), whereby QMI performed ongoing consulting and advisory services for QMT through QMI personnel (acting at all times as independent contractors to QMT). The scope of such services included business consulting services, financial advisory services, and other services. The QMT Financial Advisory Agreement continued in effect following the acquisition of QMT by the Company until December 31, 2013 in accordance with an Amendment to the QMT Financial Advisory Agreement.

There were no fees earned by QMI for the three months ended March 30, 2014 due to the expiration of the agreements as of December 31, 2013. Fees earned by QMI for the three months ended March 31, 2013 were $163 thousand. Fees earned by QMI for the nine months ended March 30, 2014 and March 31, 2013 were $835 thousand and $513 thousand, respectively.

As of March 30, 2014, QMT owed its members $20 thousand for state income tax withheld on membership distributions.

NOTE N – DISCONTINUED OPERATIONS

During the third quarter of fiscal year 2013, the Company made the decision to discontinue operation of TubeFit, which was previously included within its Flanges and Fittings segment. The inventory and equipment were sold in the fourth quarter of fiscal year 2013. The operations of TubeFit are included in our consolidated statement of operations as discontinued operations for the three and nine months ended March 31, 2013, and there was no statement of operations activity in fiscal year 2014. Discontinued operations consisted of the following (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2013

Net Sales from Discontinued Operations	$105	$348

Operating Loss from Discontinued Operations	$(121)	$(266)

Other Expense	$(129)	$(142)

Loss from Discontinued Operations	$(250)	$(408)

The following assets and liabilities of TubeFit were segregated into Assets of Discontinued Operations and Liabilities of Discontinued Operations as appropriate in the balance sheet dated June 30, 2013 as follows (in thousands):

June 30, 2013

Accounts Receivable, Net	$256
Prepaid/Other Current Assets	6
Assets of Discontinued Operations	$262

Accounts Payable	$6
Accrued Expenses	1
Liabilities of Discontinued Operations	$7

NOTE O – STOCKHOLDERS’ EQUITY

The ARC Group Worldwide, Inc. Board of Directors authorized the repurchase of up to $250,000 of the Company’s common stock on October 9, 2013. The stock repurchase program does not obligate ARC to acquire any particular amount of stock. It also does not have an expiration date and may be limited or terminated at any time without notice. In the second quarter of fiscal year 2014, ARC repurchased 21,002 shares as Treasury Stock (giving effect of the 1.5:1 stock dividend paid on May 1, 2014) for a total of $93 thousand and accounted for these shares using the Cost Method.

NOTE O – STOCKHOLDERS’ EQUITY

The Company issued an equity grant of 363,640 (giving effect of the 1.5:1 stock dividend paid on May 1, 2014) shares of common stock to Mr. Jason Young, approved by the Board of Directors and Compensation Committee of the Board of Directors on August 19th, 2013 as inducement for Mr. Young to accept reappointment as Chief Executive Officer (the “Stock Grant”). The Compensation Committee had concluded that the value date of the Stock Grant would be determined by reference to the closing quoted price of the Company’s common stock on the NASDAQ Stock Market of the immediately preceding trading day, August 16, 2013, which was $1.928 per share (giving effect of the 1.5:1 stock dividend paid on May 1, 2014). For the first quarter 2014, stock-based compensation expense was recorded in the amount of $701 thousand within “Selling, general, and administrative costs” on the Condensed Consolidated Statement of Operations.

On September 25, 2013, pursuant to the terms of the FloMet Loan Termination Agreement, the promissory note representing the FloMet Loan terminated and the $272 thousand remaining principal upon the promissory note owed to the Company by Mr. Marten was cancelled.

The Company issued common shares to two of its’ Minority Interest Subscribers in exchange for all of their membership interest in the Company’s FloMet and General Flange & Fittings subsidiaries. The issuance of common stock took place in the first quarter of fiscal year 2014. The 0.60% interest in FloMet owned was exchanged for 66,612 shares of common stock of the Company for an acquisition price of $2.043 per share (giving effect of the 1.5:1 stock dividend paid on May 1, 2014). The 10% interest in General Flange & Fittings was exchanged for 82,410 shares of common stock of the Company for an acquisition price of $2.119 per share (giving effect of the 1.5:1 stock dividend paid on May 1, 2014).

NOTE P – SUBSEQUENT EVENTS

On April 7, 2014, the Company and its subsidiaries AFT, ARC Wireless, GF&F, FloMet, Tekna Seal, and 3DMT (each a “Borrower” and collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with RBS Citizens, N.A. as Administrative Agent, Collateral Agent, Sole Lead Arranger and Sole Bookrunner, and Capital One, N.A., as Syndication Agent. The Credit Agreement provides for availability of up to $90 million, consisting of (i) a senior secured revolving commitment in the principal amount of $20 million; (ii) a senior secured term loan commitment in the principal amount of $45 million; and (iii) a senior secured delayed draw term loan commitment in the principal amount of $25 million (collectively, the “Credit Facility”).

In connection with the Company’s execution of the Credit Agreement, the Company’s subsidiary, QMT, terminated the First Amended and Restated Loan Agreement and interest rate swaps, and repaid all associated outstanding balances. The Company also redeemed the Subordinated Note for $15.6 million, a $2.0 million discount to the Subordinated Note’s face value of $17.6 million. The Subordinated Note due to PCC reflected amounts due in connection with the purchase of AFT on August 8, 2012.

On April 7, 2014, the Company acquired Advance Tooling Concepts, LLC, a Colorado limited liability company (“ATC”) for $24 million in an all-cash transaction pursuant to a Membership Interests Purchase Agreement (the “ATC Purchase Agreement”). ATC, founded in Longmont, CO in 1999, is a leader in high quality plastic injection molding and specialized tool making, offering a wide variety of products and services including a state-of-the-art tool room, automated plastic molding operations, and a Class 100,000 medical clean room. ATC offers a highly flexible product portfolio, including prototype parts through low-to high-volume production parts, which are customized for its customers’ unique needs.

NOTE P – SUBSEQUENT EVENTS

Pursuant to the ATC Purchase Agreement, the Company purchased one hundred percent (100%) of the membership interests of ATC from the Sellers. The Purchase Price is subject to customary working capital adjustments. Further, ten percent (10%) of the purchase price is currently held in escrow by the Company for the payment of any amounts owed by Sellers in order to settle: (i) the aforementioned working capital adjustment, and (ii) any indemnification obligations of the Sellers. The Sellers have authorized the Company to hold the applicable escrow amount in the form of shares of Company common stock in lieu of cash during the one year escrow period. At the conclusion of the one year escrow period, the available amounts remaining in escrow will be released to the Sellers in the form of cash.

On April 7, 2014, the Company’s subsidiary, AFT, acquired Thixoforming LLC, a Colorado limited liability company (“Thixoforming”) from PCC. Thixoforming, founded in Longmont, CO in 2012, is located adjacent to AFT. Thixoforming is a leader in magnesium injection molding. Thixoforming’s capabilities combine the design and processing flexibility of plastic injection molding with the strength of high-pressure die casting. Thixoforming’s process produces complex shaped components with high dimensional precision, fine detail, and overall light weight.

On April 14, 2014, the Company announced that its Board of Directors declared a stock dividend of one-and-one-half (1.5) shares of common stock for each one (1) share of common stock to shareholders of record as of April 24, 2014, payable on May 1, 2014. The stock dividend resulted in adjusted stock ownership of 2.5 times the number of shares of each stockholder’s pre-dividend stock ownership. For the three months ended March 30, 2014, basic earnings per share pre-stock dividend was $0.27 and post-stock dividend was $0.11. For the nine months ended March 30, 2014, basic earnings per share pre-stock dividend was $0.75 and post-stock dividend was $0.30. All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 1.5:1 stock dividend.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended June 30, 2013. Unless the context requires otherwise, when we refer to “ARC Group Worldwide,” “ARC,” “Company,” “we,” “us,” and “our,” we are describing ARC Group Worldwide, Inc. and its consolidated subsidiaries on a consolidated basis. We refer to certain our subsidiaries as follows: Advanced Forming Technology, Inc. and AFT-Hungary Kft. (together “AFT”, consisting of two operating units: “AFT-US” U.S. operations and “AFT-HU” Hungary operations); Quadrant Metals Technologies LLC (“QMT”); Tekna Seal LLC (“Tekna Seal”); FloMet LLC (“FloMet”); General Flange & Forge LLC (“General Flange”); ARC Wireless, Inc.; and 3D Material Technologies, LLC (“3DMT”).

BUSINESS OVERVIEW

ARC is a leading, global advanced manufacturer and provider of holistic solutions, utilizing proprietary technologies and processes, including metal injection molding (“MIM”), additive manufacturing (“AM”, or “3D Printing”), and plastic injection molding. Through this expertise and our global operations, we provide a full suite of custom products and specialty manufacturing capabilities to our customers.

Our mission is to bring technological innovation and supply chain consolidation to manufacturing in fast growing sectors, including the medical/dental, aerospace, defense, and automotive industries. We seek to accomplish our mission by:

  Improving Speed-to-Market. Facilitating the acceleration of customer product development and commercialization— beginning with the utilization of highly-customized prototypes during initial concept phase, through development stage with the use of small batch and overnight short-run services, and finally, in production with mass, net shape products—thereby resulting in shorter, more cost-efficient client production life cycles; and
  Providing a Holistic Solution to Manufacturing Needs. Serving as a “one-stop-shop” to our customers by offering a spectrum of highly advanced products, processes, and services across a variety of generic and proprietary base materials, thereby delivering: (i) highly-engineered precision components with advantageous production yields; and (ii) the ability to consolidate and improve global supply chains via our holistic solution.

We believe that U.S. manufacturing is poised for a significant rejuvenation as domestic production improves, with increased efficiencies driven by: (i) significant technological improvements, including automation, robotics, and artificial intelligence; and (ii) advances in the overall business environment, including enhancements in product development life cycles, increased efficiencies in supply chain management, reduced domestic energy prices, and the rising cost of business in historically low cost production centers. We view this anticipated resurgence of U.S. manufacturing as a substantial growth opportunity for our business.

We continue to build our enterprise through scalable organic growth, cross-selling new services to our customer base, and through vertical and horizontal acquisitions. In addition to making strategic acquisitions, we will continue to evaluate new manufacturing niches, develop proprietary processes, and utilize advanced materials that fit our holistic business model.

Separately, we believe there is a significant opportunity to streamline and improve the quoting process associated with the manufacturing of prototype and production products. Therefore, in early fiscal year 2014, we began the development of a proprietary online quoting platform to provide automated online quoting for our entire spectrum of products and services. On April 15, 2014, we commenced the initial phase of our initiative with the launch of our online 3D quoting system (www.3DMaterialTechnologies.com).

OPERATIONS REVIEW

Our operations and key strengths are built upon core product capabilities, including:

•	Metal Injection Molding. We are a leading innovator in the global MIM sector, having developed a highly proprietary, technologically sophisticated production process over our more than 25 year operating history. Our MIM business provides high-quality, net shape fabricated metal components to market-leading companies in high growth sectors, including the medical/dental, aerospace, defense, automotive, consumer durable, and electronic devices industries. Our process is highly automated, utilizing advanced robotics to ensure the highest levels of quality and precision.

•	Additive Manufacturing (3D Printing). Our AM business unit dramatically improves speed-to-market for our customers through the utilization of additive manufacturing technologies and processes to create prototypes, molds, and execute short-run production products. We currently have one of the largest and newest portfolios of professional grade 3D printers in the industry. We will continue to commit significant capital and technical resources to further develop and adapt our AM technologies to dramatically improve speed-to-market for both prototyping and production purposes.

•	Plastic Injection Molding. We offer complete, turnkey plastic injection molding capabilities to customers in high growth markets, including the medical/dental, defense, electronic, and consumer industries. We offer a highly flexible and specialized product portfolio, including Class 100,000 clean room capabilities, which are customizable for our customers’ unique needs, with products varying from prototype parts through low- to high-volume production.

•	Component Products Suites & Specialty Capabilities. We offer a number of specialty capabilities and tools that enable us to provide our customers with a full suite of custom component products. Our specialty capabilities include magnesium injection molding, tool making, hermetic seal assemblies, flanges and fittings, and wireless antennas.

The aforementioned mission statement and associated growth strategies are designed to accentuate these key strengths in order to increase organic revenue and cash flow through both the addition of new customers and the increase in existing client “wallet share”. As such, while the Company currently provides financial information on the distinct business segments for reporting purposes, the respective segments are managed on a consolidated basis to maximize cross-selling opportunities, operational efficiencies, and improve quality and service to our customers.

Results of Continuing Operations for the Three Months Ended March 30, 2014 and March 31, 2013

For the three months ended March 30, 2014, the Company’s total sales were $20.9 million, an increase of $2.7 million, or 14.7%, from $18.2 million in the comparable prior year period. This increase is attributed to continued robust growth in our businesses given sustained demand by customers, primarily in the defense, medical/dental, and aerospace market segments.

For the three months ended March 30, 2014, the Company’s income from operations was $3.3 million, an increase of $1.7 million, or 106.3%, compared to the comparable prior year period of $1.6 million. The Company incurred expenses outside the normal course of business during the period of $194 thousand related to merger expenses. Income excluding the impact of the merger expenses, increased $1.9 million, or 118.8%, over prior comparable period, attributable to a combination of robust top line sales growth, improved operational efficiencies, and the financial benefits realized from intensive integration and cost reduction efforts company-wide.

Total other income (expense), net for the third quarter of fiscal year 2014 was $0.3 million expense, an increase of $0.1 million, compared to $0.2 million expense for the comparable prior year period. The period results included non-cash interest expense of $0.1 million, the product of interest discount amortization on the convertible debt.

The total tax expense for the third quarter of fiscal year 2014 was $1.3 million, an increase of $1.0 million, compared to $0.3 million in the comparable prior year period. The increase in total tax expense is a result of increased domestic and foreign income.

Income allocated to the Company’s non-controlling interest during the third quarter of fiscal year 2014 was $66 thousand, a decrease of $14 thousand, or 17.5%, compared to $80 thousand for the comparable prior year period. While applicable income increased during the period, the decrease was a result of reductions in the non-controlling interest base due to equity exchanges for membership interests.

Net income from continuing operations attributable to ARC for the third quarter of fiscal year 2014 was $1.6 million, or $0.11 per share (giving effect to the 1.5:1 stock dividend paid out on May 1, 2014), an increase of $0.6 million, or 55.3%, compared to the comparable prior year period of $1.0 million, or $0.07 per share (giving effect to the 1.5:1 stock dividend paid out on May 1, 2014).

Results of Continuing Operations for the Nine Months Ended March 30, 2014 and March 31, 2013

For the nine months ended March 30, 2014, the Company’s total sales were $59.3 million, an increase of $10.3 million, or 21.0%, from $49.0 million in the comparable prior year period. The 2013 fiscal year Acquisitions contributed $2.9 million in additional sales in the period. Excluding the impact from the 2013 fiscal year Acquisitions, sales growth increased $7.4 million, or 15.1%, compared to the prior year period. This increase is attributed to continued robust growth in our businesses given sustained demand by customers, primarily in the defense, medical/dental, and aerospace market segments.

For the nine months ended March 30, 2014, the Company’s income from operations was $7.7 million, an increase of $5.1 million, or 196.2%, from $2.6 million in the comparable prior year period. Substantial expense items outside the normal course of business impacted both periods, as the first nine months of fiscal year 2013 included merger expenses of $1.6 million, while the fiscal year 2014 period included a stock-based compensation grant of $0.7 million and personnel reorganization expenses of $351 thousand. Excluding these significant expenses, income from operations increased $4.6 million, or 176.9%. The increase is attributed to a combination of robust top line sales growth, improved operational efficiencies, and the financial benefits realized from intensive integration and cost reduction efforts company-wide.

Total other income (expense), net for the first nine months of fiscal year 2014 was $0.8 million expense, an increase of $0.6 million, compared to $0.2 million expense for the comparable prior year period. The increase in comparison to the prior year period is primarily attributed to the recognition of $0.4 million associated with the gain on bargain purchase for the QMT Acquisition. In addition, the current period included a non-cash interest expense of $0.3 million, the result of the interest discount amortization on the convertible debt.

The total tax expense for the first nine months of fiscal year 2014 was $2.4 million, an increase of $2.1 million, or 700.0%, compared to $0.3 million for the comparable prior year period. The total tax expense for the period is comprised of $0.4 million of foreign tax expense and $2.0 million of domestic tax expense. The total tax expense for 2013 is comprised of $0.1 million of foreign tax expense and $0.2 million of domestic tax expense. We believe the current period tax expense is reflective of the Company’s ongoing tax structure.

Income allocated to the Company’s non-controlling interest the first nine months of fiscal year 2014 was $182 thousand, a decrease of $18 thousand, or 9.0%, compared to $200 thousand for the comparable prior year period. While applicable income increased in the current period, the decrease was a result of reductions in the non-controlling interest base due to equity exchanges for membership interests.

Net income from continuing operations attributable to ARC for the first nine months of fiscal year 2014 was $4.4 million, or $0.30 per share (giving effect to the 1.5:1 stock dividend paid out on May 1, 2014), an increase of $2.5 million, or 133.4%, compared to $1.9 million, or $0.14 per share (giving effect to the 1.5:1 stock dividend paid out on May 1, 2014) in the comparable prior year period.

Results of Continuing Operations by Segment: Comparison between Three Months and Nine Months Ended March 30, 2014 and March 31, 2013

The following tables show consolidated sales revenue, percentage of net sales, and operating profit by business segment, as well as identifying trends in business segment sales revenues for the three and nine months ended March 30, 2014 and March 31, 2013.

Results of Continuing Operations by Segment – Comparison Between The Three Months Ended March 30, 2014 and March 31, 2013 (in thousands)
					Increase/(Decrease)
	March 30, 2014	% of Sales	March 31, 2013	% of Sales	$	%
Net sales:
Precision Components Group	$17,880	85.4%	$15,489	84.9%	$2,391	15.4%
Flanges and Fittings Group	1,557	7.4%	1,560	8.5%	(3)	-0.2%
Wireless Group	500	2.4%	541	3.0%	(41)	-7.6%
3DMT Group	993	4.8%	658	3.6%	335	50.9%
Consolidated Net Sales	20,930		18,248		2,682	14.7%
Operating Costs:
Precision Components Group	14,405	80.6%	13,935	90.0%	470	3.4%
Flanges and Fittings Group	1,313	84.3%	1,480	94.9%	(167)	-11.3%
Wireless Group	408	81.6%	559	103.3%	(151)	-27.0%
3DMT Group	940	94.7%	570	86.6%	370	64.9%
Consolidated Operating Costs	17,066	81.5%	16,544	90.7%	522	3.2%
Segment Operating Income (Loss) from Continuing Operations:
Precision Components Group	3,475	19.4%	1,554	10.0%	1,921	123.6%
Flanges and Fittings Group	244	15.7%	80	5.1%	164	205.0%
Wireless Group	92	18.4%	(18)	-3.3%	110	611.1%
3DMT Group	53	5.3%	88	13.4%	(35)	-39.8%
Corporate Expense	(591)	-2.8%	(104)	-0.6%	(487)	468.3%
Total Segment Operating Income from Continuing Operations	3,273	15.6%	1,600	8.8%	1,673	104.6%
Interest Expense, Net	(282)	-1.3%	(146)	-0.8%	(136)	93.2%
Gain on Bargain Purchase	—	0.0%	—	0.0%	—	0.0%
Other Non-Operating Income(Expense)	1	0.0%	(65)	-0.4%	66	101.5%
Non- Operating Income(Expenses)	(281)	-1.3%	(211)	-1.2%	(70)	33.2%
Consolidated Income from Continuing Operations before Income Tax Expense and Non-Controlling Interest	$2,992	14.3%	$1,389	7.6%	$1,603	115.4%

Results of Continuing Operations by Segment – Comparison Between The Nine Months Ended March 30, 2014 and March 31, 2013 (in thousands)
					Increase/(Decrease)
	March 30, 2014	% of Sales	March 31, 2013	% of Sales	$	%
Net sales:
Precision Components Group	$49,873	84.1%	$40,532	82.8%	$9,341	23.0%
Flanges and Fittings Group	4,154	7.0%	4,925	10.0%	(771)	-15.7%
Wireless Group	2,079	3.6%	1,499	3.1%	580	38.7%
3DMT Group	3,166	5.3%	2,023	4.1%	1,143	56.5%
Consolidated Net Sales	59,272		48,979		10,293	21.0%
Operating Costs:
Precision Components Group	40,859	81.9%	35,845	88.4%	5,014	14.0%
Flanges and Fittings Group	3,748	90.2%	4,518	91.7%	(770)	-17.0%
Wireless Group	1,591	76.5%	1,779	118.7%	(188)	-10.6%
3DMT Group	2,470	78.0%	1,511	74.7%	959	63.5%
Consolidated Operating Costs	48,668	82.1%	43,653	89.1%	5,015	11.5%
Segment Operating Income (Loss) from Continuing Operations:
Precision Components Group	9,014	18.1%	4,687	11.6%	4,327	92.3%
Flanges and Fittings Group	406	9.8%	407	8.3%	(1)	-0.2%
Wireless Group	488	23.5%	(280)	-18.7%	768	274.3%
3DMT Group	696	22.0%	512	25.3%	184	35.9%
Corporate Expense	(2,879)	-4.9%	(2,757)	-5.6%	(122)	4.4%
Total Segment Operating Income from Continuing Operations	7,725	13.0%	2,569	5.2%	5,156	200.7%
Interest Expense, Net	(781)	-1.3%	(538)	-1.1%	(243)	45.2%
Gain on Bargain Purchase	—	0.0%	381	0.8%	(381)	-100.0%
Other Non-Operating Income(Expense)	9	0.0%	(41)	-0.1%	50	122.0%
Non- Operating Income(Expenses)	(772)	-1.3%	(198)	-0.4%	(574)	289.9%
Consolidated Income from Continuing Operations before Income Tax Expense and Non-Controlling Interest	$6,953	11.7%	$2,371	4.8%	$4,582	193.3%

Precision Components Group

Sales for the Precision Components Group increased significantly compared to the prior year periods. For the three and nine months ended fiscal year 2014, sales increased $2.4 million, or 15.4%, and $9.3 million, or 23.0%, respectively. The 2013 AFT Acquisitions contributed $2.7 million in additional sales in the period. Excluding the impact from the 2013 AFT Acquisitions, sales growth increased $6.6 million, or 13.6%, compared to the prior year nine month period. The domestic MIM business units experienced robust growth in demand, primarily in the defense, medical/dental, and aerospace market segments. In addition, AFT-HU contributed to sales growth through increased demand related to automotive turbocharger customers.

The current presentation of Precision Components Group results of continuing operations include reclassifications of the existing tooling product line in the current and prior year periods to the 3DMT Group. The 3DMT Group was established to offer customers solutions in order to reduce “speed-to-market” through advanced manufacturing technologies.

Precision Components Group

Operating income for the segment increased over the prior year comparable periods by $1.9 million, or 123.6%, and $4.3 million, or 92.3%, for the three and nine months ended fiscal year 2014 periods, respectively. The AFT Acquisition in fiscal 2013 contributed $0.2 million in additional operating income in the period. Excluding the impact from the 2013 AFT Acquisitions, operating income increased $4.1 million, or 87.3% compared to the prior year nine month period. Since the Acquisition, the companies have focused on integration of certain shared services and sharing of best practices amongst the MIM manufacturing sites. These efforts, in addition to the focus upon operational excellence, are expected to produce increased efficiencies, stabilization of the work force, reduction in scrap, improvements in first pass yield, and cost reductions due to purchasing leverage between locations.

Overall MIM industry trends remain robust, with our MIM manufacturing facilities gaining momentum, both in the share of existing customer “wallet” and through the development of new customers. To meet growing demands, facility expansion efforts are underway at AFT-US through infrastructure upgrades and capital expenditures. These calculated investments will increase manufacturing capacity to meet projected new business in the defense, medical/device, and aerospace markets. Separately, we believe there will be continued demand in Europe for automotive turbochargers, which we anticipate could translate into increased revenues at AFT-HU. Separately, Tekna Seal saw positive indications across many of its markets, with orders for new prototype applications in line with expectations. Prototypes typically represent future production orders, generally commencing between one and three years from original submission. In addition, Tekna Seal is experiencing modest increases in new medical customer orders, prototype and production orders from aerospace controls customers, and is currently developing technologies associated with power storage devices which could offset typical customer attrition. Overall, the Company believes its continued investment in its advanced technologies, specifically those related to automation, robotics, and 3D printing and imaging should continue to improve efficiencies and drive new sources of revenue.

Flanges and Fittings Group

Sales for the Flanges and Fittings Group decreased by $3 thousand, or 0.2%, and $771 thousand, or 15.7%, for the three and nine months ended fiscal year 2014 periods, respectively. Operating income during the three months ended fiscal year 2014 increased by $164 thousand, or 205.0%. These recent gains resulted in roughly flat results for the nine months ended period in comparison to prior year operating income.

Certain cost reductions in the Flanges and Fittings’ operations, specifically Cost of Sales and SG&A reduction initiatives, have been implemented to reduce operating costs until demand in primary geographic markets improve. At the same time, the Flanges and Fittings Group is implementing sales and marketing initiatives to expand the customer base.

Wireless Group

Sales for the Wireless Group decreased compared to the three month ended prior year period by $41 thousand, or 7.6%, and increased compared to the nine month ended prior year period by $580 thousand, or 38.7%. Operating income for the segment increased over the prior year comparable periods by $110 thousand, or 611.1%, and $768 thousand, or 274.3%, for the three and nine months ended fiscal year 2014 periods, respectively.

The segment’s increase in revenue and operating income compared to the nine months ended prior year period reflects growth in US demand for the IES product line. In addition to distributor business, the Wireless Group is also focused on OEM opportunities and a new international market to continue sales growth efforts. The segment’s operating performance has accelerated growth through improvements in quality, on time shipments, and maintaining a low cost structure. Further, the Wireless Groups’ flat operating cost base should provide leverage with increases in sales volume.

3DMT Group

Sales for the 3DMT Group increased by $335 thousand, or 50.9%, and $1.1 million, or 56.5%, for the three and nine months ended fiscal year 2014 periods, respectively, compared to the prior year periods. Operating income for the segment decreased compared to the three month ended prior year period by $35 thousand, or 39.8%, and increased compared to the nine month ended prior year period by $184 thousand, or 35.9%.

The segment’s sales growth is attributed to new product launches in the defense, medical/dental, and automotive industries. During the nine months ended fiscal year 2014 period, the results include a one-time special tooling project for the Precision Components Group. Excluding the aforementioned special tooling project, sales growth for the nine month period ended March 30, 2014 was 32.3% compared to the prior year period. The third quarter fiscal year 2014 results were also impacted by startup costs associated with the 3DMT entity, while the tooling product line margins remained stable.

Revenue and operating income as a percentage of sales is projected to increase as additive manufacturing and rapid prototyping capabilities of 3DMT grow, and as additional equipment is installed to meet customer demand. Currently customers and applications for additive manufacturing and rapid prototyping come from (i) current customers of the Precision Components Group who are utilizing 3DMT technology to accelerate “speed-to-market,” and (ii) conversion of conventional CNC machining to additive manufacturing for jigs and fixtures to support other manufacturing activities. The customer base is likely to increase as the reputation for 3DMT expands in the marketplace and the online instant quoting for 3D Printing is fully implemented.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The near-term fiscal outlook for the Company remains positive, and we expect to continue to generate positive cash flow from operations through the remainder of fiscal year 2014. As a result of our estimated cash flows from operations, we expect to have the ability to meet our financial commitments over the next 12 months.

Cash and cash equivalents increased by $1.9 million for the nine months ended March 30, 2014. The net change in cash and cash equivalents was attributable to (i) an increase in cash from operating activities of $8.0 million, (ii) $2.6 million in cash used in investing activities, primarily associated with capital expenditures related to 3D printers and capacity expansion initiatives in Colorado, and (iii) $3.5 million in cash used in financing activities.

Total assets of $72.3 million at March 30, 2014 represented a $5.6 million increase from the $66.7 million balance at June 30, 2013. The increase in total assets reflects the cash generated by the business operations net of the debt repayments of $1.9 million, investment in capital assets of $2.1 million, and growth in inventories of $1.6 million to support the growing demand.

Total capitalization at March 30, 2014 was $62.1 million, consisting of $31.2 million of total debt and $30.9 million of stockholders’ equity. The debt to capitalization ratio decreased to 50.2% at March 30, 2014 from 55.5% at the end of fiscal year 2013. The decline is a result of the principal payments on debt used to fund the fiscal year 2013 acquisitions.

Cash Flows from Operating Activities

The net cash provided by operating activities was $8.0 million for the nine months ended March 30, 2014 compared to net cash provided by operating activities of $3.1 million for the comparable prior year period. The increase in cash provided by operating activities in the first nine months of fiscal year 2014 is primarily due to (i) an increase in cash earnings, (ii) $1.6 million in merger expenses in the first quarter of fiscal year 2013, and (iii) improvements in working capital.

Cash Flows from Investing Activities

The net cash used in investing activities was $2.6 million for the nine months ended March 30, 2014 compared to $13.5 million for the comparable prior year period. During the nine months ended March 30, 2014 and March 31, 2013, $2.6 million and $312 thousand, respectively, was invested in additive manufacturing equipment, including 3D printers and associated equipment in the current period, and projects to expand capacity and drive an increase in production efficiencies. The remaining year-over-year difference is attributed to the investment in assets acquired in the AFT and QMT Acquisitions, partially offset with the stock issuance for cash and proceeds on the sale of an asset.

Cash Flows from Financing Activities

The net cash used by financing activities was $3.5 million for the nine months ended March 30, 2014, consisting of principal payments on debt of $3.4 million and stock repurchase of $0.1 million. The net cash provided by financing activities was $11.6 million for the nine months ended March 31, 2013, consisting primarily of: (i) $25.0 million in borrowings to finance the AFT Acquisition; (ii) $12.8 million used in the settlement of: (a) prior QMT debt of $6.9 million; and (b) new fiscal year 2013 debt payments of $5.9 million; and (iii) $0.6 million used to pay distributions to members and non-controlling interests.

We believe cash on hand, cash generated by operations, and cash available from our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, and debt service for at least the next 12 months.

Debt and Credit Arrangements

On August 8, 2012, QMT entered into an agreement with TD Bank for a $25.0 million credit facility to fund the purchase of AFT, and to pay off the balances of outstanding loans held as of that date. For further details please reference Note G “Long-Term Debt” of our consolidated financial statements set forth in this Quarterly Report on Form 10-Q. As of March 30, 2014, we were in compliance with the financial covenants in the Credit Agreements. In addition, on August 8, 2012, a Convertible Note Payable to PCC in the amount of $17.6 million was issued with a five year maturity. The Convertible Note is subordinated to the first priority security interest of TD Bank. Under the terms of the Convertible Note, the Holder may at any time prior to maturity (subject to certain restrictions) convert the Convertible Note into newly issued shares of the Company’s Common Stock at a conversion price equal to the 30-day average trading value per share of the Company’s Common Stock immediately preceding conversion, provided that the Convertible Note may be converted only if it converts into less than 10% of the common ownership of the Company and the equity value of the Company is not less than $176 million.

Please reference Note P “Subsequent Events” of our consolidated financial statements set forth in this Quarterly Report on Form 10-Q for changes to the Debt and Credit Arrangements as of April 7, 2014.

Off Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that are, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations and Commercial Commitments

As of March 30, 2014, there were no significant changes to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended June 30, 2013.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, we believe that disclosure controls and procedures were effective as of March 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2013, management identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board. Specifically we did not have adequately designed controls in place with regard to external SEC reporting compliance, our accountants and management did not have sufficient training, and we did not use on-line disclosure checklists and external resources in financial reporting and SEC reporting matters.

As a result of the material weakness described above, remediation efforts have been in progress during fiscal year 2014. Remediation action items included: (i) the implementation of a Disclosure Control Policy; (ii) the establishment of a Disclosure Control Committee; (iii) execution of Financial and Non-Financial Quarterly Certifications; and (iv) the usage of outside consultants for analysis of complex accounting topics and review of periodic reports. During the fiscal quarter ended March 30, 2014, these new controls and procedures functioned as designed. Next quarter, in connection with the close of the current fiscal year, management and the audit committee will again independently evaluate and confirm the effectiveness of these newly implemented disclosure controls and procedures. Management currently believes the new controls and procedures it has implemented will completely remediate the aforementioned material weakness.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

ARC GROUP WORLDWIDE, INC.

Date: May 14, 2014	By:	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: May 14, 2014	By:	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Principal Financial Officer and Chief Accounting Officer

