Form 10-K
period 2014-06-30
ARC Group Worldwide, Inc.
filed 2014-11-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
ARC Group Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

001-33400	87-0454148
(Commission File Number)	(IRS Employer Identification Number)

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
Yes  ☐         No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: 3,209,810 shares of common stock at a price of $11.64 per share for an aggregate market value of $37.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 5, 2014, there were 15,080,121 shares of the registrant’s $0.0005 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2014.

ARC Group Worldwide, Inc.

PART I

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Annual Report (this "Report") may contain certain statements about ARC that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those under the caption “Risk Factors” contained herein. In addition, these statements are based on a number of assumptions that are subject to change. The forward-looking statements contained in this Report may include all other statements in this document other than historical facts. Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements. Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses and future prospects; (ii) business and management strategies and the expansion and growth of ARC; (iii) the effects of government regulation on ARC’s business; and (iv) our plans, objectives, expectations and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements. Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire and successfully integrate attractive acquisition targets; expected earnings of ARC; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability our customers to access required capital at a reasonable costs; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risk factors as disclosed herein under the caption “Risk Factors.” Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

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

ITEM 1. BUSINESS

Overview

ARC Group Worldwide, Inc. (referred to herein with all of its subsidiaries as the "Company" or "ARC") is a leading, global advanced manufacturer and 3D printing service provider. ARC provides its customers with a holistic solution in precision metal and plastic fabrication, from prototyping to full run production. The Company further differentiates its offering by providing custom, innovative solutions to improve speed-to-market for its customers.

Our mission is to bring technology and innovation to traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain. In particular, our focus is on accelerating the industry adoption of certain technologies, such as automation, robotics, software, and 3D printing, as well as providing innovative ways to streamline the manufacturing process, including rapid tooling and online instant quoting.

The two key pillars of our business strategy are centered on the following areas:

•
Providing a Holistic Manufacturing Solution. The traditional metal and plastic fabrication industries are generally fragmented with single-solution providers. Given the inefficiencies associated with working with numerous such groups, our customers seek to reduce their supplier base by working with more scaled, holistic providers. ARC’s strategy is to operate as a “one-stop shop” by offering a spectrum of highly advanced products, processes, and services across a variety of proprietary base materials, thereby delivering: (i) highly-engineered precision components with efficient production yields; and (ii) the ability to consolidate and streamline supply chains via our holistic solutions; and

•
Accelerating Speed-to-Market. The traditional manufacturing process, including quoting, tooling, and ultimately, production, is subject to significant bottlenecks. ARC is focused on reducing these inefficiencies through the seamless integration of proprietary technologies, such as online instant quoting, 3D printing, and rapid tooling, in order to dramatically reduce the length of time and cost associated with new product development.

We believe certain manufacturing processes are moving away from traditional low-cost countries, given increases in global wages and the displacement of labor by technology. We believe this will create a disruptive growth opportunity and further accelerate the adoption of technology, as inefficient and legacy manufacturing paradigms are displaced by new and more efficient systems.

We continue to build our enterprise through scalable organic growth, cross-selling new services to our customer base, and through vertical and horizontal acquisitions. In particular, we anticipate adding through acquisitions incremental strategic metal fabrication services in order to further consolidate the supply chain, cross-sell services into respective customer bases, benefit from the implementation of operational best practices, and further expand our proprietary technologies. Overall, we are positioning ARC to have a substantial global customer base and product offering, in order to benefit from the technology disruption currently underway in manufacturing.

Our key strengths are built upon core capabilities, including:

•
Metal Injection Molding ("MIM"). We are a large and rapidly growing MIM provider. As a pioneer of MIM technology and driven by our proprietary feedstock, vast material science understanding, and powder metallurgy experience, we have one of the most advanced MIM capabilities in the marketplace. ARC provides high-quality, complex, precision net shape metal components to market-leading companies in a numerous sectors, including the medical/dental, aerospace, defense, automotive, consumer durable, and electronic devices industries. Our process is highly automated, utilizing advanced robotics to ensure the high levels of quality and efficiency.

•
3D Printing (“Additive Manufacturing” or "AM"). Our business offers a variety of 3D printing options, with an emphasis on metal 3D printing and rapid tooling. In general, we believe the metal Additive Manufacturing sector to be one of the more attractive segments of the industry, in addition to having significant barriers to entry. Furthermore, metal 3D printing, while a complex technology, is similar to our MIM business. Our 3D printing capabilities enable ARC to offer rapid prototyping and short run production, helping our customers improve their speed-to-market. Due to our existing customer base, metallurgy background, and injection molding capabilities, we believe we are one of the best positioned companies to benefit from the growth of additive manufacturing.

•
Metal & Plastic Fabrication. We also offer a number of specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom component products. Our specialty capabilities include magnesium injection molding, tool making, computer numerical control machining, precision stamping, plastic injection molding, hermetic seal assemblies, and fitting and flange manufacturing.

•
Wireless Group. Our wireless business designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks. Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value-added resellers and other original equipment manufacturers ("OEM").

Our growth strategy is centered on: (i) expanding and cross-selling our core services; and (ii) accelerating the adoption of technology in traditional manufacturing. Accordingly, all of our business divisions are managed consistent with this strategy in order to maximize organic sales growth, drive operational efficiencies, and improve quality, speed and service to our customers.

Our History

Our Company was incorporated in the State of Utah on September 30, 1987. On August 8, 2012, we acquired Advanced Forming Technologies ("AFT"), a leading provider of MIM components to a wide variety of industries. Concurrently therewith, we acquired all of the shares of Quadrant Metals Technology, LLC ("QMT"), whose subsidiaries provided high-quality fabricated metal components to some of the fastest growing industries, among them medical/dental devices, defense, electronic devices, and the fluid handling industries, including energy (oil, gas, power plants, et al.).

On April 7, 2014, we acquired two companies, Advance Tooling Concepts, LLC ("ATC") and Thixoforming LLC ("Thixoforming"). ATC is a leading plastic injection molding company, offering complete, turnkey plastic injection molding capabilities, as well as fully-staffed and equipped in-house molding and tooling for customers in high growth markets, including the medical/dental device, electronic, consumer, and defense industries. Thixoforming is a leading provider of magnesium injection molding, producing complex, high-density injection molding components from magnesium alloys. Concurrently, we announced a $90.0 million debt refinancing transaction, which funded the acquisition of ATC and Thixoforming and provided us with additional capital to pursue subsequent acquisitions.

On June 25, 2014, we acquired substantially all of the assets of Kecy Corporation ("Kecy") and 411 Munson Holding ("Munson"). Kecy is a precision metal stamping company that also offers value-added secondary design and production processing. We acquired certain real property from Munson used in Kecy’s operations. The acquisition allows ARC to provide its customers with metal stamping applications in order to offer a more holistic solution and improve the speed-to-market.

Everest Hill Group Inc. (“Everest Hill Group”) has been our majority stockholder since 2008. Over its 35 year investment history, Everest Hill Group and its affiliated investment vehicles have invested in over 75 companies, including approximately 45 active portfolio companies. We believe that Everest Hill Group’s successful investment track record and long-term investment horizon provides value to our company and its shareholders.

Industry Overview

We serve the global manufacturing industry as a provider of holistic development and production solutions. In particular, we manufacture highly-engineered, precision components for OEMs in the medical/dental, automotive, aerospace, and defense industries among others. While our manufacturing technologies continue to gain market acceptance, they currently represent a fractional share of the global manufacturing market.

The manufacturing industries we compete in are generally highly fragmented, consisting of many privately-held production companies worldwide and some publicly traded companies. We believe that the industry offers opportunities for consolidation, as many small, privately-held companies lack the financial resources to invest in the emerging technologies that are necessary to remain competitive.

Manufacturing technology in our industry has been evolving significantly given improvements in accuracy, greater ability to create more complex or precise objects, and an increasing variety of feedstock alternatives. We expect these trends to continue, and believe new technologies, including processing capabilities, advanced materials, and additive manufacturing advancements will enable us to create new and more efficient parts and services, thereby providing an excellent opportunity for long-term, future growth.

Key Industry Trends
The global manufacturing industry is evolving as characterized by a number of key trends, several of which are summarized as follows:

•
Onshoring of Global Manufacturing to the United States. U.S. manufacturing is poised to capture a growing portion of global manufacturing revenue as technological improvements, lower domestic energy prices, and the equalization of the wages of developing countries with domestic costs have established the United States as a desirable location for selected manufacturing operations.

•
Disruptive Opportunity in 3D Printing. The Additive Manufacturing industry has begun to displace traditional manufacturing technologies, and we believe this trend is likely to accelerate. In particular, we believe the market for Additive Manufacturing will grow at a robust pace over the coming years, and that the industrial metal 3D printing service sector could outpace the growth in the overall AM industry.

•
Accelerating Pace of New Product Development. As the landscape for global OEMs becomes increasingly competitive, our OEM customers face increasing pressure to launch both new products and new versions of existing products with greater frequency. In order to meet these objectives, our OEM customers seek to improve the supply of highly-engineered, high-quality parts and components as quickly as possible, enabling them to increase speed-to-market with their newest products on the shortest timetable possible. These customers are increasingly selecting suppliers largely on the basis of quality and speed of execution.

•
Demand for Efficient and Consolidated Supply Chain. The existing supply chain offers opportunities for improvement as OEMs procure parts, components, and sub-assemblies from many suppliers. This large supplier base requires our OEM customers to invest substantial time and capital in the coordination and management of their supply chains, with OEMs maintaining a large number of employees devoted solely to procurement and supply chain management. Additionally, the lead times necessary to fulfill OEM purchase orders often require several weeks-to-months due to the time associated with tooling, testing, manufacturing, and shipping complex parts. Consequently, our OEM customers are seeking solutions that will achieve the following goals:

◦
Reduced Lead Times. Our OEM customers experience production bottlenecks in the quoting and quick-turn/prototyping phases of the production cycle. In order to reduce overall lead times, our customers are seeking technologically-enabled solutions that eliminate inefficiencies in their procurement process.

◦
Rationalization of Suppliers. Many of our customers have implemented company-wide initiatives to significantly reduce the complexity of their respective supply chains. In selecting their ongoing supply partners, these customers are seeking industry leaders that offer an established market presence, a well-capitalized balance sheet, the ability to supply multiple parts/components and an established track record of supplying technologically-advanced, highly-engineered parts/components with rapid turnaround times.

Competitive Strengths
We believe that our competitive strengths include:

•
Leading Market Position in MIM, with High Barriers to Entry. We believe we are one of the largest companies in the global MIM industry. Further, we believe our unique, proprietary production processes, longstanding customer relationships, well-established industry reputation, and track record for quality products and services provide us with a competitive advantage over other market participants. Additionally, we have made a sizeable capital investment in MIM machinery, as well as the software and other complementary services necessary to maintain and grow our business. We believe there are a limited number of other market participants of comparable size and experience, with the vast majority of competitors substantially smaller in size, scale, and expertise. We believe that the development of high-quality, commercially scalable MIM production would require any new competitors to invest significant capital and years of research and development before being able to commercially compete with us, thereby resulting in high barriers to entry for any new participants in the industry.

•
Leader in Metal 3D Printing Part Production. Due to the complementary nature of the MIM process and metal 3D printing, we believe ARC is one of the few companies well positioned in the emerging metal 3D printing industry. Additive

Manufacturing is still in its infancy, but the barriers to entry remain high in order to properly scale and build such a business. Experience working with metal powder and producing complex metal components is critical to making quality, production-capable metal 3D parts. ARC’s experience and ancillary know-how are material competitive advantages. Further, ARC has already established the appropriate customer base, certifications, track record, and approved vendor membership in order to establish and grow this business. Metal 3D printing is a core focus of the Company, and we believe we are aptly suited to scale that effort as the industry increases adoption of this technology.

•
Early Adoption of AM and Other Advanced Manufacturing Technologies. We believe our adoption and implementation of AM and other advanced manufacturing technologies, such as robotics, RapidMIM, rapid tooling, and instant online quoting are key competitive advantages in the fragmented market in which we operate. These technologies provide our customers with reduced order turnaround times and customized engineering solutions, while strengthening our customer relationships and enhancing our ability to market a broader and differentiated suite of products. We believe our capital investment and collective experience with these technologies would be difficult to replicate for smaller or limited product suite competitors.

•
Differentiated Business Model. We believe that our business model is highly differentiated from many of our potential competitors. Given we have generally manufactured one of the more critical and difficult to produce components for our customers’ products, we have been able to expand the scope of products we offer to our customers to include other value-added services such as AM, plastic injection molding, and rapid tool making, among others. We believe our full-service solution represents a distinct competitive advantage in the marketplace and will increasingly become an even more important value differentiator going forward.

•
Blue Chip Customer Base in High Growth Markets. Our customers include global leaders in high-growth industrial sectors in which they operate, and we believe these customers will continue to drive growth in our respective business lines for the foreseeable future. For many of our top customers, our business relationship spans several years. In several cases, our components have been incorporated into the design of our customers’ products, which positions us advantageously for inclusion in future product launches. We expect our AM business to grow through demand from our existing customers as they become aware of the efficiencies and benefits of AM manufacturing solutions.  As such, we expect to continually increase our “wallet share” within our existing customer base, capturing an increasing amount of customer spend through the continuation of improvements to our existing products and by cross-selling our Company-wide capabilities.

•
Compelling Growth Opportunity with Strong Cash Flow Characteristics. Our business has experienced strong growth historically, both through acquisitions and organic growth. For the fiscal year ended June 30, 2014, our revenues increased 21.0% from the prior year period, comprised of 15.8% organic growth and 5.2% growth from acquisitions. We believe we are well positioned for continued growth given projected growth in our industry, as well as our efforts to capture increased market share, both through organic growth and strategic acquisitions. Additionally, we operate several high-margin manufacturing businesses that generate substantial operating cash flow, providing us with an internal source of capital to maintain and expand our businesses.

•
Lean Manufacturing Technology and Operating Best Practices. ARC operates in a decentralized approach, whereby each of our 10 facilities is run by a General Manager (“GM”). The GM’s manufacturing teams are generally comprised of experts in lean manufacturing, six sigma, and general operating best practices. This expertise is further complemented by experienced operators of automation and robotics. We have an orientation process whereby senior lean manufacturing leaders groom rising managers and mentor them on operating efficiency, technology, and excellence. These internal best practices are shared among our facilities and implemented when we acquire or initiate new operations.

•
Proven Track Record of Acquisitions and Integration. We have successfully grown our business through both strategic acquisitions and organic growth. The strategic purpose of our acquisitions is to increase our access to potential customers, markets, and/or product capabilities. In August 2012, we acquired AFT, a leading provider of small precision metal components and integrated the company into our existing MIM business line, producing material operational and financial improvements. In April 2014, we acquired ATC and Thixoforming, and started to integrate the businesses. In June 2014, we acquired substantially all the assets of the metal stamping companies Kecy Corporation and 411 Munson Holding. We believe our expertise in identifying and integrating acquisitions will enable us to grow and strengthen our operating capabilities.

•
Experienced Management Team. Our Chairman and Chief Executive Officer, Jason T. Young, has been integral to the strategic direction and growth of our business since he joined our Company in 2008. Among other achievements, Mr. Young led the turnaround of the Company, taking it from a thinly-capitalized, unprofitable business to the well-capitalized, growing and profitable business it is today. Additionally, our Chief Financial Officer, Drew M. Kelley, who joined the Company in 2013 after a longstanding tenure in the financial services industry, contributes valuable expertise by providing our Company with financial strategic oversight and complex corporate finance experience.

Business Strategy
Our business strategy focuses on growing our revenues through the addition of new customers and by increasing our “wallet share” from existing customers through implementation of our innovative solutions. As we continue to grow our business, we expect that our increased size and scale will translate into improved operating margins as we realize more revenue from our customers and suppliers and by executing numerous lean manufacturing efficiencies. In order to achieve this growth plan, we are implementing the following strategic initiatives:

•
Provide Customers with Faster and Higher Quality Solutions. We believe that a key competitive differentiator in our business is utilizing holistic technology solutions to increase customers’ speed-to-market. We believe our technology-enhanced service offerings, which include 3D printing, rapid tooling, and RapidMIM, can materially reduce lead times and produce greater manufacturing efficiency. In particular, our AM solutions can provide high-quality custom prototypes and operational modules within 24-to-48 hours at a lower cost than competing technologies. Additionally, in early 2014, we announced the launch of our proprietary online quoting software system. We expect this quoting system to open new markets and reduce customer lead times. In particular, we focus on engaging customers at the design phase of their product and endeavor to have them adopt our high-quality solutions throughout the entire manufacturing process, from prototype through large-scale commercial production, in order to create a more long term partnership.

•
Cross-Sell Products and Services across Our Customer Base. As we continue to offer new and complementary products and services across our Company we are able to gain access to new customer bases. These new customers present us with opportunities to cross-sell our full suite of products and services. We believe our customers value simplification of their supply chains by reducing the number of suppliers. Consequently, we have found cross-selling provides us with a compelling strategy for revenue growth, and we plan to continue to capitalize on cross-selling as we add products and services to our existing capabilities.

•
Expand Sales Force and Marketing. We have a highly skilled, technically-focused sales force, which generally markets our products to the engineering members of our customer base. Each ARC sales representative is responsible for selling the complete Company suite of solutions to their specific target customers. Traditional sales methodologies are supported and complemented by our online initiatives, as we have invested resources for improving our search engine optimization and search engine marketing solutions.

•
Increase Market Penetration of 3D Technology. We believe Additive Manufacturing, and in particular, metal 3D printing will present a disruptive growth opportunity in traditional manufacturing. Over the coming years, metal 3D printing should continue to displace traditional forms of metal fabrication. Given this significant opportunity, ARC has, and will continue to, make investments in the machinery and personnel in order to offer and expand this capability. At the same time, these AM capabilities, given their complementary attributes, should provide opportunities to accelerate the growth in the Company’s traditional fabrication processes.

•
Continue to Pursue Complementary Acquisitions. We intend to continue to pursue acquisitions that meet our core strategic and financial criteria. In particular, we seek companies that offer complementary products and services to our existing portfolio, while at the same time, provide us with access to new customer bases to cross-sell our existing solutions. We believe there are numerous potential acquisition targets that meet our targeted criteria, and we intend to continue to pursue such acquisitions in the future.

Reporting Segments

Our operations are classified into four reportable business segments: Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.

•
The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, metal stamping, and hermetic sealing. Industries served include medical/dental devices, firearms and defense, automotive, aerospace, consumer durables, and electronic devices.

•
The 3DMT Group was strategically established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating “speed-to-market” through rapid prototyping, short-run production, and rapid tooling. The segment consists of our tooling product line, 3D Material Technologies, and ATC, which was acquired in April 2014.

•
The Flange and Fittings Group consists of General Flange & Forge ("GF&F"). GF&F provides custom machining needs and special flange facings. During the third quarter of fiscal 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

•
The Wireless Group focuses on wireless broadband technology related to propagation and optimization. It designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks. Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value-added resellers and other original equipment manufacturers.

Research and Development

Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. We spent $346 thousand and $794 thousand on R&D in fiscal years 2014 and 2013, respectively. Our R&D personnel develop products to meet specific customer, industry, and market needs that we believe compete effectively against products distributed by other companies.

Employees

As of June 30, 2014, our global workforce, excluding contractors, totaled approximately 700 employees. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be excellent. We have employment agreements with certain key senior employees.

Customer Base

Our top four customers accounted for approximately 40.0% of 2014 revenue. The loss of one or more these major customers could have an adverse effect on the Company. However, as a result of the recent acquisitions, we believe overall customer concentration will modestly decline in the coming fiscal year.

Suppliers

We have good working relationships with our suppliers. Given our volume of purchases, we are able to secure certain volume purchase discounts from our vendors. Each of our manufacturing facilities has a network of local partners that work very closely with us to deliver additional value-added services for manufactured components.

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, carbon steel, optical fiber, circuit boards and other components, we are dependent on key suppliers. While we rely upon long-term relationships, we generally do not enter into long-term contracts with our key suppliers. The timely procurement of necessary raw materials is critical to each of our operations. Consequently, poor supply capacity amid tight demand for these materials, as well as natural disasters or accidents, or other events that negatively impact our suppliers, could adversely affect their timely procurement and harm our business.

Regulation

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We have infrastructures in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that the costs of compliance with these laws and regulations will have a material adverse effect on our financial condition, results of operations or competitive position. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for the release of hazardous substances at our sites could result in expenditures in excess of amounts currently estimated to be required for such matters. While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations ("EAR") administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations ("ITAR") administered by the U.S. Department of State, Directorate of Defense Trade Controls, and trade sanctions, regulations and embargoes administered by the U.S. Department of Treasury, Office of Foreign Assets Control. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.  Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows, or financial condition.

ARC Wireless, a wholly-owned subsidiary of the Company, is also subject to regulation by federal, state, and local regulatory and governmental agencies as a telecommunications company. Under current laws and the regulations administered by the Federal Communications Commission (“FCC”), there are no federal requirements for licensing antennas that only receive (and do not transmit) signals. We believe that our antennas that are also used to transmit signals are in compliance with current laws and regulations. Current laws and regulations are subject to change and our operations may become subject to additional regulation by governmental authorities. We may be significantly impacted by a change in either statutes or rules.

Intellectual Property

We actively pursue development of intellectual property. We have registered and applied for the registration of U.S. and international trademarks, service marks, domain names and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology and processes. However, most of the technology used in our business is unpatented, but is protected by trade secrets and nondisclosure and confidentiality agreements. We are not currently engaged in any intellectual property litigation, nor are there any intellectual property claims pending either by or against us.

Available Information

We maintain a corporate website with the address http://www.arcgroupworldwide.com/. The website contains information about us and our operations. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “News” and “Investor Relations.”

We also encourage investors, the media, and others interested in ARC to review the information posted on the Company’s Facebook site (https://www.facebook.com/ArcGroupWorldwide) and the company LinkedIn account (https://www.linkedin.com/company/arc-group-worldwide-inc-). Any updates to the list of social media channels ARC will use to announce material information will be posted on the "Investor Relations" page of the Company's website at http://www.arcgroupworldwide.com/. Accordingly, investors should monitor such portions of our website and social media channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Through a link on the Investor Relations section of our website, copies of our filings with the SEC on Forms 8-K, 10-Q and 10-K can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed with the SEC. The information on our website is not incorporated by reference and is not part of this Report. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

You may also request a copy of our filings, at no cost, by writing or telephoning us at:

ARC Group Worldwide, Inc.
810 Flightline Blvd.
Deland, FL 32724
Telephone: (386) 736-4890

Annual Report Continues on Following Page

ITEM 1A. RISK FACTORS

In addition to the other information provided in this Report, the following risk factors should be considered when evaluating the results of our operations, future prospects and an investment in shares of our common stock ("Common Stock").  Any of these factors could cause our actual financial results to differ materially from our historical results, and could give rise to events that might have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

The markets in which we compete are highly competitive and some of our competitors may have superior resources. Responding to this competition could reduce our sales and operating margins.

We sell most of our products in highly fragmented and competitive markets. We believe that the principle elements of competition in these markets are:

•	ability to meet customer specifications and quantities;

•	application expertise and engineering capabilities;

•	product quality and brand name;

•	timeliness of delivery;

•	price;

•	quality of aftermarket sales and support;

•	materials development capabilities; and

•	applied research and development capabilities.

In each of our major product lines, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have. Competitors’ actions, such as price reductions or introduction of new innovative products, may have a material adverse impact on our net sales and profitability. In addition, the rapid technological changes occurring in the design and engineering industry could lead to the entry of new competitors. We cannot provide assurance that we will continue to compete successfully with our existing competitors or with new competitors.

Some of our competitors are larger than us and have greater financial, technical, marketing and other resources than we have. These larger competitors may be in a better position to withstand any significant reduction in capital spending by customers in our markets. They often have broader product lines and market focus and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide. To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

Further, some of our competitors that have greater financial resources have offered, and in the future may offer, their products at lower prices than we offer for our competing products or on more attractive financing or payment terms, which may cause us to lose sales opportunities and the resulting revenue or to reduce our prices in response to that competition. Reductions in prices for any of our products could have a material adverse effect on our operating margins and revenue. In addition, many of our competitors have been in operation longer than we have and, therefore, have more long-standing and established relationships with domestic and foreign customers, making it difficult for us to sell to those customers.

If any of our competitors’ products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our revenue could be materially and adversely affected. Our competitors may decide to expand their presence in this market through mergers and acquisitions. The consolidation of our competitors could have a significant negative impact on our business. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices, resulting in lower revenue and decreased gross margins.

If we are unable to compete at the same level as we have in the past, in any of our markets, or are forced to reduce the prices of our products in order to continue to be competitive, our operating results, financial condition and cash flows would be materially and adversely affected.

In order to maintain and enhance our competitive position, we intend to continue our investment in technology, marketing, customer service and support, and distribution networks. We may not have sufficient resources to continue to make these investments, and we may not be able to maintain our competitive position. Our competitors may develop products that are superior to our products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than us to new technologies or evolving customer requirements. We may not be able to compete successfully with our competitors. If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition and results of operations.

Our Company faces customer pricing pressures.

Our customers are under pressure to reduce pricing on their products. Consequently, as a supplier to these end markets, our Company and our subsidiaries face these pricing pressures. Such pricing reductions could put pressure on our gross margins, negatively impacting the overall profitability of our businesses. Further, we face pricing pressure from increasing global competition, primarily from Asia and other low cost areas. Our sales could be negatively impacted by decisions by major customers to move production of devices offshore. Similarly, our flange and fittings business also faces a similar risk of the displacement of domestically produced flanges with flanges from low cost countries.

Our future success depends on our ability to anticipate and to adapt to technological changes and develop, implement and market product innovations.

Many of our markets are characterized by fast-moving advances in design and engineering that require ongoing improvements in our production capabilities and the competitive quality of our products. The supply chains in which we operate are subject to technological change and changes in customer requirements. We cannot provide any assurance that we will successfully develop new or modified types of products or technologies that may be required by our customers in the future. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our businesses, financial condition and operating results could be materially and adversely affected. We may not be successful in those efforts if, among other things, our products:

•	are not cost effective;

•	are not brought to market in a timely manner;

•	are not in accordance with evolving industry standards;

•	fail to achieve market acceptance or meet customer requirements; and

•	are in advance of the needs of their markets.

We may not fully realize anticipated benefits from past or future acquisitions or equity investments and future acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business, financial conditions and results of operations.

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might also spend time and money investigating and negotiating with a potential acquisition or investment target, but not complete the transaction.

Our acquisitions could create unforeseen risks and liabilities that may adversely impact our results and operations. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers and claims made by vendors. Future acquisitions could also expose us to tax liabilities and other amounts owed by the acquired companies. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, results of operations and financial condition.

Although we expect to realize strategic, operational and financial benefits as a result of our past or future acquisitions and equity investments, we cannot predict whether, and to what extent, such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

•	successfully managing the operations, manufacturing facilities and technology;

•	integrating the sales organizations and maintaining and increasing the customer base;

•	retaining key employees, suppliers and distributors;

•	integrating management information, inventory, accounting and research and development activities; and

•	addressing operating losses related to individual facilities or product lines.

Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of debt, transaction costs and diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results.

A material disruption at any of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

In case of a disruption of our operations at our manufacturing facilities due to significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products. Interruptions in production could increase our cost of sales. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition. We maintain property damage insurance which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition and results of operations.

A sustained economic downturn would adversely impact our Company.

Demand for our products and components could be adversely impacted by deterioration in general economic conditions. Furthermore, a recession could result in reduced product demand, which would negatively impact revenues. In addition, a significant slowdown in the global economy could reduce overall demand for these products. However, the diversified customer base and product applications of our companies may help mitigate the effects of economic fluctuations. Many of our customers and suppliers are reliant on liquidity from global credit markets and, in some cases, require external financing to purchase products or finance operations. Lack of liquidity or inability to access the credit markets by our customers could adversely affect our ability to collect the outstanding amounts. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

Product liability lawsuits could harm our business.

We face an inherent risk of exposure to product liability claims. Although we maintain production quality controls and procedures, we cannot assure that the products sold will be free from defects. In addition, when manufacturing our products, we also use components manufactured by third parties, which may also have defects. We maintain insurance coverage for product liability claims. The insurance policies have limits, however, and may not be sufficient to cover claims made. In addition, this insurance may not continue to be available at a reasonable cost. With respect to components manufactured by third-party suppliers, the contractual indemnification that we may seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us. If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition. Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

We rely on a small number of customers for a large percentage of our revenues.

We rely on certain key customers for the majority of our product sales, thus exposing our businesses to potential customer concentration risk. As of the date of this Report, our four largest customers comprise 40.0% of our sales. The decision by these key customers to cease adoption of our products, to switch suppliers or to dramatically reduce product order volumes, could negatively impact our sales, impacting our operating results and overall profitability. Over the last few years, we have been focused on mitigating this risk. Our senior management has made concerted efforts to broaden our customer base within our existing product markets as well as to diversify into other market segments. Our customer base may remain concentrated and may subject us to risk of loss of key customers.

Our operations are subject to environmental, health and safety regulations.

Our operations are subject to stringent and complex federal, state, local and European Union laws and regulations, governing environmental protection, health and safety, including the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before operations commence or to continue ongoing operations;

•	restrict the types, quantities and concentrations of various substances that may be employed in manufacturing operations;

•	restrict the types, quantities and concentrations of various substances that may be released into the environment or otherwise disposed of; and

•
require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to remove contamination from real property, whether or not caused by past or ongoing operations.

The regulatory burden increases the cost of doing business and affects profitability. Additionally, the U.S. Congress and federal and state agencies as well as the European Union regulatory authorities frequently revise environmental, health and safety laws and regulations, and any changes that result in more stringent and costly health and safety, pollution control, waste handling, disposal, cleanup and remediation requirements could have a significant negative impact on our operating costs.

Some of the existing environmental, health and safety laws and regulations to which we are subject include, among others:

(i)	regulations by the Environmental Protection Agency (“EPA”) and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes;

(ii)
the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and analogous state laws that may require the removal of previously disposed wastes (including wastes disposed of or released by prior owners or operators of real estate), the cleanup of property contamination (including groundwater contamination) and remedial plugging operations to prevent future contamination;

(iii)	the Clean Air Act and comparable state and local requirements, which establish pollution control requirements with respect to air emissions from our operations;

(iv)	the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of, and response to, oil spills into waters of the United States;

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

Certain of our subsidiaries utilize a hydrogen gas atmosphere in the sintering process. We have a large liquid hydrogen storage tank on one site. The gas supplier, who is the owner of the hydrogen storage tank, is responsible for its maintenance. The gas is explosive and flammable if exposed to oxygen. Our processes are designed to preclude exposure to oxygen in the sintering furnaces by first eliminating any remaining ambient atmosphere by flooding the furnace with inert argon gas prior to introduction of hydrogen. Our equipment has redundant control and alarm systems to detect hydrogen leaks and shut down all gas flows should a leak or equipment malfunction be detected.

Our Company has incurred in the past, and expects to incur in the future, capital and other expenditures related to environmental compliance. Although we believe our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

Any failure to maintain and protect our trademarks, trade names and technology may affect our operations and financial performance.

The market for many of our products is, in part, dependent upon the goodwill engendered by trademarks and trade names. The failure to protect our trademarks and trade names may have a material adverse effect on our business, financial condition and results of operations. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. As a result of any such litigation, we could lose any proprietary rights we have. In addition, it is possible that others will independently develop technology that will compete with our technology. The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

If contract manufacturers that we rely on encounter production, quality, financial or other difficulties, we may experience difficulty in meeting customer demands.

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain of our products or key components of our products. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial or other difficulties, including labor disturbances or geopolitical risks, or if alternative suppliers cannot be identified, we may encounter difficulty in meeting customer demands. Any such difficulties could have an adverse effect on our business, financial results and results of operations, which could be material. If we do not have sufficient production capacity, either through our internal facilities and/or through independent contract manufacturers, to meet customer demand for our products, we may experience lost sales opportunities and customer relations problems, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on effective information management systems.

We rely on our enterprise resource planning systems to support such critical business operations as processing sales orders and invoicing, inventory control, purchasing and supply chain management, human resources and financial reporting. If we are unable to successfully implement major systems initiatives and maintain critical information systems, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, or our ability to timely and accurately report our financial results.

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.

We receive, process, store and transmit, often electronically, the confidential data of our customers and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our customers and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our customers or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation or (iii) expose us to liability to our customers, third parties or government authorities. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

If our products, including material purchased from our suppliers, experience quality or performance issues, our business may suffer.

Our business depends on consistently delivering high-quality products. To this end, we and our customers periodically test our products for quality. Nevertheless, many of our products are highly complex and our testing procedures are limited to evaluating likely and foreseeable failure scenarios. Our tests may fail to detect possible failures and our products may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance failures in the past and remain exposed to performance failures in the future. In some cases, recall of some or all affected products, product redesigns or additional capital expenditures may be required to correct a defect. In addition, we generally offer warranties on most products, the terms and conditions of which depend upon the product subject to the warranty. In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products. Future claims may have a material adverse effect on our business, financial condition and results of operations. Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as reputational damage.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our products are subject to export controls and may be exported only with the required export license or through an export license exception. If we were to fail to comply with export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for us and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, a violation may nonetheless occur, whether knowingly or inadvertently. Any such shipment could have negative consequences including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products could materially adversely affect our business, financial condition and results of operations.

Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing facilities that could adversely affect our ability to meet customer demands for our products.

We may realign manufacturing capacity among our global facilities in order to reduce costs by improving manufacturing efficiency and to strengthen our long-term competitive position. The implementation of these initiatives may include significant shifts of production capacity among facilities.

There are significant risks inherent in the implementation of these initiatives, including, but not limited to, failing to ensure that: there is adequate inventory on hand or production capacity to meet customer demand while capacity is being shifted among facilities; there is no decrease in product quality as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production locations; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production.

In the event that manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our business, financial condition and results of operations.

We may experience significant variability in our quarterly or annual effective income tax rate.

We have a large and complex tax profile in various jurisdictions. Variability in the mix and profitability of domestic and international activities, repatriation of earnings from our foreign affiliate, changes in tax laws, identification and resolution of various tax uncertainties and the inability to use net operating losses and other carry forwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations.

There may be certain liabilities associated with our real estate.

Certain of our subsidiaries own real property at our Colorado facilities. However, our Colorado subsidiaries do not own the mineral rights related to this property. In the past, the property has been used for coal, oil and natural gas extraction. Oil and natural gas extraction is ongoing. As the owner of the real estate, our Colorado subsidiaries and our Company could be strictly liable, jointly and severally, under CERCLA with the mineral rights owner and production well operators for any government mandated remediation of pollution related to the oil and gas production that could have a material adverse effect on our business, notwithstanding that our Colorado subsidiaries did not cause or contribute to the contamination. Coal extraction ceased on the property in 1947, and the mining entities are no longer in business. Consequently, our Colorado subsidiaries and our Company could be strictly liable for government mandated remediation of acid mine seeps or other pollution related to coal mining. As such liabilities are not insured, the payment of such remediation costs could result in an adverse effect on our business or reduced asset value and a reduction in available funds for other corporate purposes.

The Colorado Geological Survey has concluded that there may be a risk of ground subsidence due to the former mining operations on a small portion of our Colorado property. In the event of a subsidence event, certain property could be damaged or rendered unusable. In addition, our Colorado subsidiaries and our Company could be liable for possible collateral damage or harm, such as possible release of any hazardous waste into the environment. As such liabilities are not insured, the payment of any remediation costs could result in an adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

Semi-volatile organic compounds and chlorinated solvents are present in the soil and groundwater at the facility of GF&F (although such contamination was caused off-site, and not by GF&F). GF&F has an indemnity from its landlord covering environmental liabilities pre-dating GF&F's use of the facility. GF&F does not believe that it has any liability related to the facility, however, in the event of a government-mandated remediation, GF&F and our Company could become jointly and severally strictly liable as an operator of the facility under CERCLA for the costs. As such liabilities are not insured, if for any reason the indemnity covering GF&F by its landlord is not enforceable, the non-indemnified and/or unreimbursed costs of remediation could result in an adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

Political instability in international markets could have a negative effect on our Company.

Significant amounts of raw material purchases by the Company are made from overseas suppliers. AFT-Hungary conducts its manufacturing in Hungary. Consequently, we may encounter risks associated with these countries and regions. Such risks include political instability, changes in legal regulations relating to trade, export and employment, as well as deterioration in underlying economic conditions. In particular, political instability in these areas could negatively affect our ability to secure uninterrupted supplies of materials. Not only factors internal to those countries but also external threats from unstable neighboring countries could adversely impact the ability of those suppliers to maintain normal supplies. Domestic policy changes in these countries could negatively impact pricing of components purchased from manufacturers in that country, which could have near-term negative impacts on margins. In addition, the AFT-Hungary business is susceptible to the political and legal climate in Hungary and Europe in general. Any instability in those areas could directly and adversely impact the business prospects of the AFT-Hungary business.

Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

While none of our U.S. employees are represented by unions, substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements. In addition, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors, contract manufacturers or their other suppliers could result in slowdowns. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

In general, we consider our labor relations with our employees to be in good standing. However, in the future, we may be subject to labor unrest. The inability to reach a new agreement could delay or disrupt our operations in the affected regions, including the acquisition of raw materials and components, the manufacture, sales and distribution of products and the provision of services. Occurrences of strikes, work stoppages or lock-outs at our facilities or at the facilities of our vendors or customers could have a material adverse effect on our business, financial condition and results of operations.

Our future research and development projects may not be successful.

The successful development of our future products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including possible failure to obtain any required regulatory approvals. There is no assurance that any of our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

We have incurred and will continue to incur increased costs as a result of operating as a publicly traded company, and our management devotes substantial time to compliance initiatives.

As a publicly traded company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not previously incur prior to becoming a publicly traded company. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules of the SEC and The NASDAQ Capital Market, impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain such coverage. Furthermore, if we are not able to comply with certain requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our Common Stock could decline and we could be subject to potential delisting by The NASDAQ Capital Market and review by such exchange, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our stockholders could lose confidence in our financial reporting, which would harm our business and the market price of our Common Stock. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports.  If we cannot produce reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Increases in the prices of raw materials would have an adverse effect on our profitability.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets. The principal raw materials we purchase may become very expensive. Prices for copper, steel, aluminum and certain other polymers, derived from oil and natural gas, have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions and other factors. As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future. Delays in implementing price increases or a failure to achieve market acceptance of price increases has in the past and could in the future have a material adverse impact on our results of operations. Any significant increase in raw material prices could have a significant adverse effect on our businesses. In particular, metal powders, especially nickel and chrome, are subject to volatile pricing on world commodity markets. Significant increases in prices of metal powders may negatively impact our MIM companies’ profitability if those increases cannot be passed along to customers. Decisions made by major mining companies as to increasing or reducing capacities for mining and refinement of these metals could also significantly affect supplies. In addition, pricing and availability of steel in the world market has a large impact on pricing of these products and, thus, impacts our Flange and Fittings business. Our margins may be adversely subject to price increases by our suppliers that we may not be able to pass along to customers because of competitive decisions by our larger competitors. There is no assurance that we will be able to obtain reasonably priced supply sources in the future.

We are dependent on a limited number of key suppliers for certain raw materials and components.

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards and other components, we are dependent on key suppliers. While we rely upon long-term relationships, we generally do not enter into long-term contracts with our key suppliers. The timely procurement of necessary raw materials is critical to each of our operations. In addition, some raw materials are available only from certain suppliers. Consequently, poor supply capacity amid tight demand for these materials, as well as natural disasters or accidents, or other events that negatively impact our suppliers, could adversely affect their timely procurement. Our key suppliers have in the past and could in the future experience production, operational or financial difficulties, or there may be global shortages of the raw materials or components we use, and our inability to find sources of supply on reasonable terms could have a material adverse effect on our ability to manufacture products in a cost-effective way.

A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.

We maintain insurance covering our normal business operations, including property and casualty protection that we believe is adequate. We do not generally carry insurance covering wars, acts of terrorism, earthquakes or other similar catastrophic events. We may not be able to obtain adequate insurance coverage on financially reasonable terms in the future. A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition. In addition, the financial health of our insurers may deteriorate which could result in non-payment of our claims.

Seasonality may cause fluctuations in our revenue and operating results.

Any factors negatively affecting us as a result of seasonality, including the variability of shipments under large contracts, customers’ seasonal orders and variations in product mix and in profitability of individual orders, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon other factors, including general economic conditions, production life cycles, and product maturity.

Significant movements in foreign currency exchange rates may adversely affect our financial results.

Our operating results and financial position could be affected by fluctuations in foreign currency exchange markets. Significant fluctuations in the exchange rate may adversely impact the values of foreign currency-denominated product sales, materials costs and production costs in factories overseas. In addition, conversion of foreign currency-denominated assets and liabilities, and the foreign currency-denominated financial statements of overseas subsidiaries into U.S. dollar for disclosure may also affect our companies’ assets and liabilities, as well as earnings and expenses. In particular, our AFT operations in Hungary could be subject to liabilities and obligations that must be paid in the Hungarian currency of forints. The value of the forint has been subject to substantial volatility against the U.S. dollar over the past several years. If the forint increases in value against the dollar, the costs of our prospective Hungarian operations may increase and adversely affect the anticipated results expected to be derived from the Hungarian business. In addition, increases and/or decreases in value of other currencies on which we have predicated our business model may also adversely affect our results of operations.

We may experience problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer. We may hedge certain currency transactions which might protect us against certain fluctuations in currency value, but such actions might also correspondingly increase our costs of doing business which could adversely affect our competiveness. There can be no assurance that our risk management strategies will be effective.

We are dependent on the retention of key executives.

Our success is dependent upon the retention of our current experienced executives. The loss of any of our key executives could have a material adverse effect on our business.

Any impairment in the value of our intangible assets, including goodwill, could negatively affect our operating results and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for impairment of our goodwill or intangible assets. Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets could adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

We are subject to the laws and regulations of the United States and many foreign countries.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security and the regulations of various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which we manufacture or sell some of our products, and increase the cost of obtaining products from foreign sources. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Leverage and debt service obligations may adversely affect us.

As of June 30, 2014, we had approximately $77.2 million of indebtedness on a consolidated basis. We had an aggregate of approximately $76.9 million in outstanding borrowings under our Citizens Bank, N.A.  (formerly known as RBS Citizens, N.A., and referred to herein as “Citizens Bank”) credit facility (the “Citizens Bank Credit Facility”). Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our Citizens Bank Credit Facility with Citizens Bank, as Administrative Agent, Collateral Agent, Sole Lead Arranger and Sole Bookrunner bears interest at floating rates related to LIBOR, Eurodollar Rates, Eurocurrency Rates, Federal Funds Rate and Prime Rates. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase. Our leverage could have negative consequences on our financial condition and results of operations, including:

•
impairing our ability to meet one or more of the financial ratios contained in our Citizens Bank Credit Facility or to generate cash sufficient to pay interest or principal, including periodic principal payments;

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

The credit agreements governing our Citizens Bank Credit Facility require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios in certain situations and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default on the credit agreements or other debt instruments, our financial condition would be adversely affected.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the credit agreements governing our Citizens Bank Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be material. Additionally, these restrictions also will not prevent us from incurring obligations that, although preferential to our Common Stock in terms of payment, may not constitute indebtedness.

In addition, if new debt is added to our Company’s and/or our subsidiaries’ debt levels, the related risks that we now face as a result of our leverage would intensify.

To service our indebtedness, we will require significant amounts of cash and our ability to generate cash depends on many factors beyond our control.

Our operations are conducted through our subsidiaries. Our ability to make cash payments on our indebtedness and to fund planned capital expenditures will depend on the earnings and the distribution of funds from our subsidiaries. Further, the terms of the instruments governing our indebtedness significantly restrict certain of our subsidiaries that are borrowers or guarantors under the Citizens Bank Credit Facility from paying dividends and otherwise transferring assets to us. The Company's subsidiaries that are borrowers under the Citizens Bank Credit Facility are AFT, ARC Wireless, GF&F, FloMet, Tekna Seal, and 3D Material Technologies; their obligations are guaranteed by the Company and its subsidiaries ARC Wireless, LLC, Quadrant Metals Technologies LLC, Advance Tooling Concepts, LLC, and Thixoforming LLC.  Our ability to make cash payments on and to refinance our indebtedness, to fund planned capital expenditures and to meet other cash requirements will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Citizens Bank Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Citizens Bank Credit Facility to avoid being in default. If we breach our covenants under our Citizens Bank Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Citizens Bank Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

During periods of volatile credit markets, there is a risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to, extending credit up to the maximum permitted by our Citizens Bank Credit Facility. If our lenders are unable to fund borrowings or we are unable to borrow (such as having insufficient capacity under our borrowing base), it could be difficult in such environments to obtain sufficient liquidity to meet our operational needs.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our cash and cash equivalents as well as cash we expect to generate from operations and availability under our Citizens Bank Credit Facility provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. If we are unable to obtain capital on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

•	restrict our ability to introduce new products or exploit business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could have a material adverse effect on our financial position, results of operations and cash flows.

A worsening of global economic conditions, including concerns about sovereign debt and significant volatility in the capital, credit and commodities markets could have a material adverse effect on our financial position, results of operations and cash flows. Difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•
in the event of volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could have a material adverse effect on our financial position, results of operations and cash flows;

•
under difficult market conditions there can be no assurance that borrowings under our Citizens Bank Credit Facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

•
in order to respond to market conditions, we may need to seek waivers from various provisions in our Citizens Bank Credit Facility. There can be no assurance that we can obtain such waivers at a reasonable cost, if at all;

•
market conditions could cause the counterparties to the derivative financial instruments we may use to hedge our exposure to interest rate, commodity or currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly; and

•	market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.

 Risks Related to Ownership of our Common Stock

One holder of our Common Stock exerts significant influence over our Company and may make decisions with which other stockholders may disagree that could reduce the value of our stock.

Everest Hill Group owns 9,035,192 shares or 59.9% of our total 15,080,121 outstanding shares. As a result, Everest Hill Group has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

The price of our Common Stock may fluctuate significantly, and investors could lose all or part of their investment.

Volatility in the market price of our Common Stock may prevent investors from being able to sell their Common Stock at or above the price investors paid for such Common Stock. The market price of our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our Common Stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our Common Stock;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•
the impact on our profitability temporarily caused by the time lag between when we experience cost increases until these increases flow through cost of sales because of our method of accounting for inventory, or the impact from our inability to pass on such price increases to our customers;

•	material litigations or government investigations;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of Common Stock by us, Everest Hill Group or members of our management team;

•	the granting or exercise of employee stock options;

•	volume of trading in our Common Stock; and

•	the realization of any risks described under this “Risk Factors” section.

 We do not currently intend to pay dividends on our Common Stock and, consequently, the ability to achieve a return on your investment in our Common Stock will depend on appreciation in the price of our Common Stock.  If our Common Stock does not appreciate in value, investors could suffer losses in their investment in our Common Stock.

We do not currently expect to pay cash dividends on our Common Stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, potential acquisition opportunities, anticipated cash needs, provisions of applicable law, and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our Common Stock.  As a result, the success of any investment in our Common Stock will depend on future appreciation in its value.  The price of our Common Stock may not appreciate in value or even maintain the price at which our shares were purchased.  If our Common Stock does not appreciate in value, investors could suffer losses in their investment in our Common Stock.

Investors may experience dilution of their ownership interests due to the future issuance of additional shares of our Common Stock which could be materially adverse to the value of our Common Stock.

As of the date of this Report, we have 15,080,121 shares of our Common Stock outstanding. We are authorized to issue up to 250,000,000 shares of Common Stock and 2,000,000 shares of preferred stock. We or our shareholders, including Everest Hill Group, may sell additional shares of Common Stock in subsequent offerings or we may issue shares of our Common Stock as consideration in the future acquisitions. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our Common Stockholders. We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of our Common Stock will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our Common Stock.

Our stock price may be volatile and market movements may adversely impact an investment in our Company.

In the past, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our Common Stock. Hence, the market price of our Common Stock may fluctuate substantially due to a variety of factors, many of which are beyond our control and have little or nothing to do with our Company's operations. These fluctuations could materially reduce our stock price and cause our investors to lose all or part of their investment. Future sales of our Common Stock by our stockholders could depress the price of our stock. Further, in the past, market fluctuations and price declines in a company’s stock have led to securities class action litigations. If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

We are a “controlled company” within the meaning of the rules of The NASDAQ Capital Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of the rules of The NASDAQ Capital Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Under The NASDAQ Capital Market rules, a company which has more than 50% of the voting power held by an individual, group or another company is a “controlled company.”  Everest Hill Group controls a majority of the voting power of our outstanding Common Stock.  As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Capital Market.  We rely on the exemptions from certain The NASDAQ Capital Market corporate governance requirements.  Our stockholders will not have the same protections afforded to stockholders of companies that are subject to those The NASDAQ Capital Market requirements.

We currently elect to comply with certain corporate governance requirements, including maintaining a majority of independent directors on our Board; however, we may in the future decide not to have a majority of independent directors and not to have our nominating and compensation committees consist entirely of independent directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Capital Market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The properties used in our operations consist principally of production facilities, administrative and executive offices. As of June 30, 2014, we leased or owned approximately 412,000 square feet of production and office space in the United States and 70,000 square feet of production and office space in Hungary. Our principal offices are located at the FloMet headquarters at 810 Flightline Blvd. in Deland, Florida 32724.

Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently a party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 10, 2007, our Common Stock began trading on the NASDAQ Capital Markets Exchange under the symbol ARCW. Because trading in our shares is limited, prices can be highly volatile.

The table below represents the high and low closing sales prices of our Common Stock on the NASDAQ during each of the quarters in the past two fiscal years. The Common Stock prices from May 1, 2014 and prior have been adjusted to give effect to a 1.5:1 stock dividend. The stock dividend resulted in adjusted stock ownership of 2.5 times the number of shares of each stockholder's pre-dividend stock ownership.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2014:
First Quarter	$2.56	$1.90
Second Quarter	15.28	2.48
Third Quarter	13.85	9.21
Fourth Quarter	18.42	12.12
Fiscal Year Ended June 30, 2013:
First Quarter	$3.10	$1.32
Second Quarter	2.88	2.36
Third Quarter	2.42	2.07
Fourth Quarter	2.24	1.86

On September 29, 2014, the closing sales price for our Common Stock was $16.23, and the number of our stockholders of record was 175. Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of stockholders. We are unable to accurately estimate the total number of stockholders represented by these record holders. We have not declared or paid any cash dividends on our Common Stock since our formation and do not presently anticipate paying any cash dividends on our Common Stock in the foreseeable future.

As of June 30, 2014, the Company had no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended June 30, 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide information for this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Report. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. See “Cautionary Statement Concerning Forward-Looking Statements” at the beginning of this Report for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Group Worldwide, Inc. and its consolidated subsidiaries on a consolidated basis.

Overview

We are a leading, global advanced manufacturer and 3D printing service provider. We provide our customers with a holistic solution in precision metal and plastic fabrication, from prototyping to full run production. We further differentiate our offering by providing custom, innovative solutions to improve speed-to-market for our customers.

Our mission is to bring technology and innovation to traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain. In particular, our focus is on accelerating the industry adoption of certain technologies, such as automation, robotics, software, and 3D printing, as well as providing innovative ways to streamline the manufacturing process, including rapid tooling and online instant quoting.

The two key pillars of our business strategy are centered on the following areas:

•
Providing a Holistic Manufacturing Solution. The traditional metal and plastic fabrication industries are generally fragmented with single-solution providers. Given the inefficiencies associated with working with numerous such groups, our customers seek to reduce their supplier base by working with more scaled, holistic providers. ARC’s strategy is to operate as a “one-stop shop” by offering a spectrum of highly advanced products, processes, and services across a variety of proprietary base materials, thereby delivering: (i) highly-engineered precision components with efficient production yields; and (ii) the ability to consolidate and streamline supply chains via our holistic solutions; and

•
Accelerating Speed-to-Market. The traditional manufacturing process, including quoting, tooling, and ultimately, production, is subject to significant bottlenecks. ARC is focused on reducing these inefficiencies through the seamless integration of proprietary technologies, such as online instant quoting, 3D printing, and rapid tooling, in order to dramatically reduce the length and cost associated with new product development.

We believe certain manufacturing processes are moving away from traditional low-cost countries, given increases in global wages and the displacement of labor by technology. We believe this will create a disruptive growth opportunity and further accelerate the adoption of technology, as inefficient and legacy manufacturing paradigms are displaced by new and more efficient systems.

We continue to build our enterprise through scalable organic growth, cross-selling new services to our customer base, and through vertical and horizontal acquisitions. In particular, we anticipate adding through acquisitions incremental strategic metal fabrication services in order to further consolidate the supply chain, cross-sell services into respective customer bases, benefit from the implementation of operational best practices, and further expand our proprietary technologies. Overall, we are positioning ARC to have a substantial global customer base and product offering, in order to benefit from the technology disruption currently underway in manufacturing.

We believe there is a significant opportunity to streamline and improve the quoting process associated with the manufacturing of prototype and production products. Therefore, in early fiscal year 2014, we began the development of a proprietary online platform to provide automated online quoting for our entire spectrum of products and services. On April 15, 2014, we commenced the initial phase of our initiative with the launch of our online 3D quoting system (www.3DMaterialTechnologies.com).

Results of Operations for the Year ended June 30, 2014 compared to the Year Ended June 30, 2013

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." The data below, and discussion that follows, represents our results from operations.
During fiscal year 2013, the Company discontinued the operations of TubeFit LLC ("TubeFit"), which consisted of the distribution of fittings and flanges. The inventory and equipment were sold in the fourth quarter of fiscal year 2013. The operations of TubeFit are presented as discontinued operations for the year ended June 30, 2013.

	Fiscal Year Ended June 30,
	2014		2013
	Amount	Percent of sales	Amount	Percent of sales
Sales	$82,926	100.0%	$68,486	100.0%
Cost of sales	58,693	70.8	50,194	73.3
Gross profit	24,233	29.2	18,292	26.7
Selling, general and administrative	15,731	19.0	11,620	17.0
Merger expenses	536	0.6	1,637	2.4
Income from operations	7,966	9.6	5,035	7.4
Other income (expense), net	588	0.7	52	0.1
Gain on bargain purchase	—	—	381	0.6
Interest expense, net	(1,399)	(1.7)	(1,142)	(1.7)
Income before income taxes	7,155	8.6	4,326	6.3
Income tax expense	2,411	2.9	722	1.1
Income from continuing operations	4,744	5.7	3,604	5.3
Loss from discontinued operations	—	—	(274)	(0.4)
Net income	$4,744	5.7%	$3,330	4.9%
Sales
Sales during fiscal year 2014 totaled $82.9 million, representing an increase of $14.4 million, or 21.0%, from $68.5 million during fiscal year 2013. The change in sales by reportable segment was as follows:

•
Precision Components Group sales were $67.8 million during fiscal year 2014, representing an increase of approximately $11.3 million, or 20.0%, as compared with sales of $56.5 million in the prior year period. While the acquisitions of Thixoforming and Kecy during fiscal year 2014 contributed approximately $1.0 million in additional sales, the remaining $10.3 million is a result of organic growth from customers primarily in the aerospace, defense, consumer products, and automotive industries.

•
3DMT Group sales were $6.9 million during the fiscal year 2014, representing an increase of approximately $3.4 million, or 97.1%, as compared with sales of $3.5 million in the prior year period. The acquisition of ATC in April 2014 accounted for $2.6 million of this increase, and the remaining $0.8 million was primarily due to organic growth in the tooling product line.

•
Sales in the Flanges and Fitting Group were $5.5 million during the fiscal year 2014, representing a decrease of approximately $1.0 million, or 15.4%, as compared with sales of $6.5 million in the prior year period. The decrease was due to certain projects in 2013 that did not reoccur in 2014, customers that reduced purchases and the loss of certain customers in 2014.

•
Wireless Group sales were $2.7 million during the fiscal year 2014, representing an increase of approximately $0.6 million, or 28.6%, as compared with sales of $2.1 million in the prior year period. The increase in sales is attributable to an increase in orders from existing customers plus the addition of several new international customers. We believe the increase in orders is due to improved operations execution resulting in higher product quality, shorter lead times and improved predictability.

Gross Profit

Gross profit is affected by a number of factors including product mix, cost of labor and raw materials, unit volumes, pricing, competition, new products and services as a result of acquisitions and new customer programs, and capacity utilization. In the case of acquisitions and new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin often improves over time and manufacturing volumes increase, as our utilization rates and overhead absorption improves. As a result of these various factors, our gross margin varies from period to period.

Gross profit during fiscal year 2014 increased $5.9 million, or 32.2% to $24.2 million from $18.3 million during fiscal year 2013. Gross margin increased to 29.2% in fiscal year 2014 compared with 26.7% in fiscal year 2013.

•
Precision Components Group gross profit was $20.4 million during fiscal year 2014, representing an increase of approximately $5.2 million, or 25.4%, as compared with gross profit of $15.2 million in the prior year period. Gross margin increased to 30.1% in fiscal year 2014 compared with 27.0% in fiscal year 2013. The primary reason for the increases in gross profit and gross margin are improved operational efficiencies resulting from higher sales volume.

•
3DMT Group gross profit was $1.4 million during fiscal year 2014, representing an increase of approximately $0.7 million, or 100.0%, as compared with gross profit of $0.7 million in the prior year period. Gross margin increased to 20.6% in fiscal year 2014 compared with 20.2% in fiscal year 2013. The primary reason for the increases in gross profit and gross margin are improved operational efficiencies resulting from higher sales volume.

•
Flanges and Fittings Group gross profit was $1.4 million during fiscal year 2014, representing a decrease of approximately $0.3 million, or 17.6%, as compared with gross profit of $1.7 million in the prior year period. Gross margin decreased to 25.1% in fiscal year 2014 compared with 25.9% in fiscal year 2013. The primary reason for the decreases in gross profit and gross margin is decreased capacity utilization resulting from lower sales volume.

•
Wireless Group gross profit was $1.0 million during fiscal year 2014, representing an increase of approximately $0.3 million, or 42.9%, as compared with gross profit of $0.7 million in the prior year period. Gross margin increased to 36.8% in fiscal year 2014 compared with 33.6% in fiscal year 2013. The primary reason for the increases in gross profit and gross margin is improved operational efficiencies resulting from higher sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expense, or SG&A, totaled $15.7 million, or 19.0% of sales, during fiscal year 2014, compared with $11.6 million, or 17.0% of sales during fiscal year 2013. The increase in SG&A expense during fiscal year 2014 was primarily due to: (i) costs incurred by companies acquired during fiscal year 2014 and 3DMT, totaling approximately $1.4 million, which includes amortization of certain acquired intangible assets; (ii) higher executive compensation, including severance paid to former executives, totaling $1.3 million; (iii) higher stock-based compensation expense resulting from a grant to our Chief Executive Officer of $0.7 million; and (iv) 12 months of expense at AFT and AFT-Hungary in fiscal year 2014 compared with 11 months in fiscal year 2013, totaling approximately $0.4 million.

Merger Expenses

Merger expenses totaled $536 thousand during fiscal year 2014 compared with $1.6 million during fiscal year 2013. The decrease in merger expenses was due to higher professional fees associated with the reverse acquisition in fiscal year 2013.

Other Income (Expense), Net

Other income (expense), net totaled $588 thousand during fiscal 2014 primarily due to a gain recognized on the redemption of the convertible note payable to Precision Castparts Corp. in connection with the Company entering into a new credit agreement with Citizens Bank.

Gain on Bargain Purchase

Gain on bargain purchase totaled $381 thousand during fiscal year 2013 resulted from the acquisition of QMT. No amount was recorded in fiscal year 2014.

Interest Expense, Net

Interest expense, net was $1.4 million during fiscal year 2014, compared to $1.1 million during fiscal year 2013. The increase in expense was primarily the result of additional debt outstanding as a result of entering into a new credit agreement during the fourth quarter of fiscal year 2014 to finance acquisitions.

Income Taxes Expense

Income tax expense increased approximately $1.7 million to $2.4 million in fiscal year 2014 compared to $0.7 million in fiscal year 2013. The primary reason for the increase in taxes is higher pre-tax income and limitations on the utilization of net operating losses as a result of mergers.

Loss from Discontinued Operations

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was a distributor of fittings and flanges. The inventory and equipment were sold in the fourth quarter of fiscal year 2013. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations for all periods presented. Results for discontinued operations for the year ended June 30, 2013 (in thousands):

June 30, 2013
Net sales from discontinued operations	$822
Operating loss from discontinued operations	$(262)
Other income (expense)	$(144)
Income tax benefit	$132
Loss from discontinued operations	$(274)

Balance Sheet Measures

Total assets increased $69.7 million, or 104.5%, to $136.4 million at June 30, 2014 from $66.7 million at June 30, 2013. Total assets increased primarily as a result of acquiring the assets of ATC totaling $26.6 million, the acquisition of Kecy totaling $27.8 million and the acquisition of Thixoforming totaling $2.0 million, all of which were financed primarily by debt. We acquired goodwill and intangible assets in connection with these acquisitions totaling approximately $32.0 million. Excluding assets acquired in connection with acquisitions during fiscal year 2014, plant and equipment, net increased $6.6 million, cash and cash equivalents increased $4.9 million, and inventories increased $1.5 million primarily as a result of growth in our business. Other current assets increased primarily due to higher deferred tax assets of $1.2 million. Other long-term assets increased $1.2 million primarily as a result of deferred financing costs relating to the Senior Secured Credit Facility of $1.1 million.

Total liabilities increased $64.0 million, or 156.1%, to $105.0 million at June 30, 2014 from $41.0 million at June 30, 2013. The increase was primarily due to borrowings under our senior secured credit facility of $76.9 million, which were used primarily to finance our acquisitions, redeem our previously outstanding existing debt net of discount, of $32.1 million, and for general corporate purposes. Capital lease obligations increased $5.8 million to finance certain acquisitions of plant and equipment. Liabilities associated with companies acquired during fiscal year 2014 totaled approximately $2.3 million. The increase in accrued expenses, excluding those related to companies acquired during fiscal year 2014, totaled approximately $3.2 million and was primarily due to higher accrued tax liabilities of $1.8 million, and higher accrued compensation of $0.9 million. A current accrued escrow obligation of $2.4 million in 2014 related to the ATC acquisition. A long-term accrued escrow obligation of $2.6 million related to the Kecy acquisition.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $9.4 million. We believe that the combination of funds currently available to us and funds and expected to be generated from operations will be adequate to finance our operations for the next twelve months.

In summary, our cash flows were (in thousands):

	Year ended June 30,
	2014	2013
Net cash provided by operating activities	$11,065	$7,414
Net cash used in investing activities	(50,738)	(13,998)
Net cash provided by financing activities	45,456	8,737

Operating Activities

Cash provided by operating activities increased $3.7 million to $11.1 million for fiscal year ended June 30, 2014 as compared to $7.4 million of cash provided by operating activities in the year ended June 30, 2013. The increase in cash provided by operating activities in fiscal year 2014 as compared with the prior year period was primarily attributable to: (i) higher net income from continuing operations of $1.1 million; and (ii) adjustments for higher non-cash charges, primarily consisting of: (a) higher depreciation and amortization expense of $1.0 million resulting from additional assets acquired during fiscal 2014; and (b) non-cash share-based compensation of $0.8 million. The Company had an increase in cash from working capital of $1.7 million primarily due to increases in accounts payable and accrued expenses as a result of obligations associated with companies we acquired. These increases were partially offset by reductions for deferred income taxes of $0.8 million and a gain on extinguishment of debt of $0.6 million, recorded in Other income (expense), net, in connection with the refinancing of our long-term debt in fiscal year 2014.

Investing Activities

Cash used in investing activities increased $36.7 million to $50.7 million in the year ended June 30, 2014 from $14.0 million in the year ended June 30, 2013. The increase was primarily due to cash expenditures, net of cash assumed, for the acquisitions of ATC, Kecy and Thixoforming in fiscal year 2014 totaling $46.6 million as compared with cash paid for acquisitions, net of cash assumed, of $13.8 million in fiscal year 2013. In addition, we increased our cash investment in plant and equipment to $4.1 million in fiscal year 2014 from $0.8 million in fiscal year 2013, primarily related to investments in our 3D printers and expansion of our MIM production facilities in Colorado.

Financing Activities

Cash provided by financing activities increased $36.8 million to $45.5 million for the year ended June 30, 2014 as compared to $8.7 million for the year ended June 30, 2013. The increase in cash provided by financing activities was due to proceeds of $78.7 million from the new Citizens Bank Credit Facility, primarily used to finance our acquisitions, reduced by the repayment of debt totaling $33.4 million. For fiscal year 2013, we received proceeds from the issuance of debt totaling $25.0 million, reduced by debt payments of $8.8 million and the settlement of QMT debt of $6.9 million.

Debt and Credit Arrangements

Credit Facility

On April 7, 2014, six of the Company's fifteen subsidiaries, AFT, ARC Wireless, GF&F, FloMet, Tekna Seal, and 3D Material Technologies, acting as borrowers (each a "Borrower" and collectively, the "Borrowers") and the Company entered into a credit agreement (the "Credit Agreement") with Citizens Bank as Administrative Agent, Collateral Agent, Sole Lead Arranger, and Sole Bookrunner, and Capital One, N.A. as Syndication Agent. The Credit Agreement provides for availability of up to $90.0 million, consisting of (i) a senior secured revolving commitment in the principal amount of $20.0 million; (ii) a senior secured term loan commitment in the principal amount of $45.0 million; and (iii) a senior secured delayed draw term loan commitment in the principal amount of $25.0 million (collectively, the "Credit Facility"). The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its subsidiaries ARC Wireless, Quadrant Metals Technologies LLC, GF&F, Tekna Seal, Advance Tooling Concepts, LLC, and Thixoforming LLC.

Our obligations under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with affiliates. The Credit Facility also requires that we comply with a maximum leverage ratio and minimum interest coverage ratio. As of June 30, 2014, we were not in compliance with our debt covenants, however, we obtained a waiver from certain provisions in which we were not in compliance.

On August 8, 2012, the Company issued a Convertible Note payable to Precision Castparts Corp. in the amount of $17.6 million and was due at August 8, 2017.  Subject to certain terms of the agreement the note was convertible into shares of the Company’s Common Stock.  On April 7, 2014, in connection with the Company's execution of the Credit Agreement, the Company redeemed the Convertible Note for $15.6 million, a $2.0 million discount to the note's face value of $17.6 million.

Subsequent Events

Amended & Restated Credit Agreement

On November 10, 2014 (the “Effective Date”), the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into the Amended and Restated Credit Agreement (the “Amended & Restated Credit Agreement”), which amends and restates the Credit Agreement, dated as of April 7, 2014 (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated as of June 25, 2014 (the “First Amendment”), by and among the Company and its certain subsidiaries, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto, regarding loans and extensions of credit in the principal amount of up to $90.0 million.  In consideration for the Company and its subsidiaries entering into the Amended & Restated Credit Agreement, the Administrative Agent and the Lenders waived non-compliance of the Company and its subsidiaries with respect to certain covenants in the Original Credit Agreement and the First Amendment.

The Amended & Restated Credit Agreement provides the Company with the following loans and extensions of credit: (1) a Revolving Commitment in the principal amount of $20,000,000 (the “Revolving Loan”); (2) a Term Loan Commitment in the principal amount of $45.0 million (the “Term Loan”); (3) a Delayed Draw Term Loan Commitment in the principal amount of $25.0 million (the “Delayed Draw Term Loan”; and together with the Revolving Loan and the Term Loan, the “Credit Facility”).  All of the loans under the Credit Facility are secured by liens on substantially all assets of the Company and guaranteed by the Company’s subsidiaries who are not borrowers under the Credit Facility.

Borrowings under the Credit Facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizens own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be (i) 3.00% with respect to Base Rate Loans and (ii) 4.00% with respect to Eurodollar Rate Loans, in each case until December 31, 2014, and thereafter the Applicable Rate will be adjusted quarterly responsive to the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans, and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the Credit Facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the Administrative Agent and the Lenders.

The Term Loans and the Delayed Draw Term Loans mature in incremental quarterly installments over five years following the Effective Date.  The final Maturity Date with respect to the Revolving Loans, the Term Loans and the Delayed Draw Term Loans is five (5) years after the Effective Date.  The Amended & Restated Credit Agreement contains certain mandatory prepayment provisions, including prepayments due in respect of sales of assets, sales of equity securities, events of default and other customary events.

The Amended & Restated Credit Agreement contains customary covenants and negative covenants regarding operation of the Company’s business, including maintenance of certain financial ratios, as well as restrictions on dispositions of Company assets.

The foregoing description of the Amended & Restated Credit Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the document.

Subordinated Term Loan Agreement

On the Effective Date, the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into a subordinated term loan credit agreement, together with McLarty Capital Partners SBIC, L.P. ("McLarty"), as administrative agent, and other lenders from time to time party thereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million. McLarty is indirectly a related party to one of the officers and directors of the Company and therefore the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

The subordinated term loan under the Subordinated Loan Agreement will mature five years after the Effective Date. The interest rate set forth in the Subordinated Loan Agreement is 11.00% per annum. Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% per annum.  The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants and prepayment terms that are substantially similar to those contained in the Amended & Restated Credit Agreement.  The Subordinated Loan Agreement has been subordinated to the Amended & Restated Credit Agreement pursuant to First Lien Subordination Agreement.

The foregoing description of the Subordinated Loan Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the document.

On the Effective Date, the Company repaid a portion of the previously borrowed loans under the Credit Facility using net proceeds from the Subordinated Loan Agreement.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of June 30, 2014.

Contractual Obligations and Commitments

We have various contractual obligations impacting our liquidity. The following table represents our contractual payment obligations as of June 30, 2014 (in thousands):

Contractual Cash Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$77,176	$14,419	$6,408	$7,040	$6,991	$42,318	$—
Capital lease obligations	6,300	1,286	1,286	1,261	1,234	1,233	—
Purchase obligations	2,032	2,032	—	—	—	—	—
Operating lease obligations	2,551	810	648	573	157	113	250
Escrow payment obligations	5,000	2,400	2,600	—	—	—	—
Total	$93,059	$20,947	$10,942	$8,874	$8,382	$43,664	$250

Long-term debt obligations consist of principal payments under the Senior Secured Credit Facility and other borrowings. Refer to Note 10, "Debt" in the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Report, for additional information.

Purchase obligations represent material capital expenditure commitments.

Escrow payment obligations consist of cash payments due to the sellers of the ATC and Kecy acquisitions, to the extent that the escrow has not been drawn upon. Refer to Note 3, "Business Acquisitions" in the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Report, for additional information.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 “Summary of Significant Accounting Policies” of our consolidated financial statements set forth in this Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain. Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed.

Allowance for Doubtful Accounts

We use the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimates this amount based upon prior experience with customers and an analysis of individual trade accounts. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Inventories

Inventories are valued at the lower of average cost or market using the first-in, first-out (FIFO) method. It is our practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage. Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues. While historical write-downs have not been material, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.

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

Goodwill, Intangibles and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed the qualitative assessment using a “more likely than not” concept for the 2014 and 2013 fiscal years. The determination of the value of such intangible assets required management to make estimates and assumptions that affect the consolidated financial statements. Management determined that there is less than 50% chance that the fair value of a reporting unit is less than the carrying value, thus, no goodwill impairment was recorded in continuing operations.

Intangible assets (identified as technology, customer list, established workforce, trademarks and other) are recorded at fair value at the time of acquisition. Finite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

We review the carrying value of our long-lived tangible and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that would require an impairment assessment include, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in our operating performance, or as a result of fundamental changes in a subsidiary's market conditions.

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and finite-lived intangible assets exceeds fair value. There were no impairments of long-lived assets during the fiscal years ended June 30, 2014 or 2013.

Recent Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the ASC are communicated through issuance of an Accounting Standards Update ("ASU").

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity's operations and financial results when the component of an entity meets certain criteria to be classified as held for sale when the component of an entity is disposed of by a sale or disposed of other than by a sale. Further, additional disclosures about discontinued operations should include the following for the periods in which the results of operations of the discontinued operations are presented in the statement of operations: the major classes of line items constituting pretax profit or loss of discontinued operations; total operating and investing cash flows of discontinued operations; depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations; pretax profit or loss attributable to the parent if a discontinued operation includes a non-controlling interest; a reconciliation of major classes of assets, liabilities of the discontinued operation classified as held for sale; and a reconciliation of major classes of line items constituting the pretax profit or loss of the discontinued operation. This guidance is effective for the Company beginning in fiscal year 2016, and will impact the Company's assessment of any future discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the Company’s first quarter of fiscal 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide information for this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of ARC Group Worldwide, Inc. (a Utah corporation) and subsidiaries (the "Company") as of June 30, 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Denver, Colorado
November 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
October 3, 2013

ARC Group Worldwide, Inc.
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	For the year ended June 30,
	2014	2013
Sales	$82,926	$68,486
Cost of sales	58,693	50,194
Gross profit	24,233	18,292
Selling, general and administrative	15,731	11,620
Merger expenses	536	1,637
Income from operations	7,966	5,035
Other income (expense), net	588	52
Gain on bargain purchase	—	381
Interest expense, net	(1,399)	(1,142)
Income before income taxes	7,155	4,326
Income tax expense	2,411	722
Income from continuing operations	4,744	3,604
Loss from discontinued operations, net of tax benefit of $0 and $132	—	(274)
Net income	4,744	3,330
Less: Net income attributable to non-controlling interest	228	291
Net income attributable to ARC Group Worldwide, Inc.	$4,516	$3,039

Amounts attributable to ARC Group Worldwide, Inc.
Net income from continuing operations	$4,516	$3,313
Net income (loss) from discontinued operations	—	(274)
Net income attributable to ARC Group Worldwide, Inc.	$4,516	$3,039

Net income (loss) per common share:
Continuing operations (net of non-controlling interest)	$0.31	$0.24
Discontinued operations (net of non-controlling interest)	—	(0.02)
Basic and diluted	$0.31	$0.22

Weighted average common shares outstanding:
Basic and diluted	14,590,297	13,742,683

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	As of June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,384	$3,601
Accounts receivable, net	15,337	10,636
Inventories, net	15,231	10,780
Prepaid and other current assets	2,606	1,012
Current assets of discontinued operations	—	262
Total current assets	42,558	26,291
Property and equipment, net	45,268	24,051
Goodwill	16,357	11,497
Intangible assets, net	30,825	4,622
Other	1,381	211
Total assets	$136,389	$66,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,430	$5,496
Accrued expenses	5,885	2,265
Due to related party	20	20
Deferred revenue	1,016	1,103
Bank borrowings, current portion of long-term debt	14,419	7,410
Capital lease obligations, current portion	1,124	—
Accrued escrow obligation	2,400	—
Current liabilities of discontinued operations	—	7
Total current liabilities	34,294	16,301
Long-term debt, net of current portion	62,757	8,788
Capital lease obligations, net of current portion	4,723	—
Convertible debt, net of discount	—	15,866
Accrued escrow obligation	2,600	—
Other	674	—
Total liabilities	105,048	40,955

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 15,088,522 shares issued and 15,080,121 shares issued and outstanding at June 30, 2014 and 14,181,850 shares issued and 14,181,545 shares issued and outstanding at June 30, 2013	3	3
Treasury stock, at cost; 8,401 shares and 305 shares at June 30, 2014 and 2013, respectively	(94)	(1)
Additional paid-in capital	14,293	13,280
Note receivable from related party	—	(272)

	As of June 30,
	2014	2013
Retained earnings	16,143	11,627
ARC Group Worldwide, Inc. total stockholder equity	30,345	24,637
Non-controlling interest	996	1,080
Total stockholders’ equity	31,341	25,717
Total liabilities and stockholders’ equity	$136,389	$66,672

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
For the Years Ended June 30, 2014 and 2013

	Common Stock		Treasury Stock
	Shares	Amount (Par value $0.0005)	Shares	Amount (at cost)	Additional paid-in capital	Retained earnings/ Members equity	Non-controlling interest	Related Party Note	Total stockholders’ equity
Balance, June 30, 2012	10,074	$2	—	$—	$2,607	$9,146	$844	$(303)	$12,296
Net income	—	—	—	—	—	3,039	291	—	3,330
Acquisition of TubeFit non-controlling interest	—	—	—	—	—	(19)	19	—	—
Distributions	—	—	—	—	—	(539)	(74)	—	(613)
Shares issued in reverse merger	4,108	1	—	—	10,673	—	—	—	10,674
Purchase of treasury stock	—	—	—	(1)	—	—	—	—	(1)
Note payment	—	—	—	—	—	—	—	31	31
Balance, June 30, 2013	14,182	3	—	(1)	13,280	11,627	1,080	(272)	25,717
Net Income	—	—	—	—	—	4,516	228	—	4,744
Shares issued in connection with acquisitions	406	—	—	—	5,600	—	—	—	5,600
Reclassification of common stock to liability	—	—	—	—	(5,000)	—	—	—	(5,000)
Value of shares issued to escrow in excess of obligation	—	—	—	—	(600)	—	—	—	(600)
Issuance of shares for redemption of non-controlling interest	149	—	—	—	312	—	(312)	—	—
Cancellation of member note	—	—	—	—	(272)	—	—	272	—
Equity awards issued for compensation	364	—	—	—	701	—	—	—	701
Termination of vesting provisions on restricted stock	—	—	—	—	77	—	—	—	77
Buyout of vesting provisions on restricted stock	—	—	—	—	195	—	—	—	195
Stock dividend effect for treasury stock	(12)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(8)	(93)	—	—	—	—	(93)
Balance, June 30, 2014	15,089	$3	(8)	$(94)	$14,293	$16,143	$996	$—	$31,341

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$4,744	$3,330
Loss from discontinued operations	—	274
Income from continuing operations	4,744	3,604
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,385	3,393
Non-cash stock based compensation expense	701	—
Buyout of vesting provisions on restricted stock	77	—
Gain on bargain purchase	—	(381)
Amortization of debt discount	316	378
Gain on extinguishment of debt	(578)	—
Bad debt expense and other	112	75
Deferred income taxes	(803)	—
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	601	214
Related party receivable	—	205
Inventory	(1,253)	121
Prepaid expenses and other assets	(1,032)	(285)
Other long-term assets	—	(33)
Accounts payable	2,372	(252)
Other accrued expenses	1,822	336
Related party payable	—	(347)
Deferred revenue	(399)	404
Net cash provided by operating activities of continuing operations	11,065	7,432
Net cash used in operating activities of discontinued operations	—	(18)
Net cash provided by operating activities	11,065	7,414

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(46,640)	(13,797)
Purchase of plant and equipment	(4,098)	(818)
Proceeds from sale of assets	—	143
Cash received in reverse merger	—	449
Net cash used in investing activities of continuing operations	(50,738)	(14,023)
Net cash provided by investing activities of discontinued operations	—	25
Net cash used in investing activities	(50,738)	(13,998)

Cash flows from financing activities
Proceeds from issuance of debt	78,746	25,000
Repayments of long-term debt and capital lease obligations	(33,392)	(15,680)
Purchase of treasury stock	(93)	(1)
Proceeds from related party note payment	—	31
Proceeds from buyout of vesting provisions on restricted stock	195	—

	For the Years Ended June 30,
	2014	2013
Distribution payments to non-controlling interest members	—	(74)
Distributions to members	—	(539)
Net cash provided by financing activities	45,456	8,737
Net increase in cash and cash equivalents	5,783	2,153
Cash and cash equivalents, beginning of period	3,601	1,448
Cash and cash equivalents, end of period	$9,384	$3,601
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,324	$737
Cash paid for income taxes	$1,476	$435
Non-cash investing and financing activities:
Issuance of stock held in escrow in connection with acquisitions	$5,600	$—
Stock issued in the reverse merger	$—	$10,225
Equipment acquired under capital leases	$5,847	$—

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – General Information

Organization and Nature of Business

ARC Group Worldwide, Inc. (referred to herein as the "Company" or "ARC") was organized under the laws of the State of Utah on September 30, 1987.

On August 8, 2012, ARC completed the acquisition of Quadrant Metals Technology, LLC ("referred to herein as "QMT" or "the Predecessor") and Advanced Forming Technology ("AFT"). QMT was formed in March 2011, to function as a holding company for a group of diversified manufacturing and distribution companies. Upon formation, QMT acquired controlling interests in TeknaSeal LLC ("TeknaSeal") as of May 1, 2011 and in FloMet LLC ("FloMet") as of June 30, 2011. In addition, QMT acquired General Flange & Forge ("GF&F") as of April 18, 2011 and has held controlling interests in GF&F since that date. Furthermore, TubeFit LLC ("TubeFit") was formed on November 1, 2011 and QMT has held controlling interests in TubeFit since that date. While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

AFT is comprised of two operating units, AFT-U.S. and AFT Hungary. AFT-U.S. was founded in 1987. From 1991 until its acquisition by ARC on August 8, 2012, AFT was operated as a division of Precision Castparts Corp., a publicly traded company. In April 2014, ARC acquired in separate transactions Advance Tooling Concepts, LLC ("ATC") and Thixoforming LLC ("Thixoforming"). In June 2014, ARC acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (collectively referred to as "Kecy").

Everest Hill Group Inc. (“Everest Hill Group”) has been our majority stockholder since 2008. ARC, Everest Hill Group, Quadrant Management Inc. ("QMI"), and QMT are under common control.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks, therefore, the quarter end will not always coincide with the date of the calendar month.

The Consolidated Financial Statements include the amounts of ARC and its controlled subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

NOTE 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates are used for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-term assets including property, equipment, intangible assets and goodwill; contingencies; and the fair value of assets and liabilities obtained in business combinations. Due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and does not believe it is exposed to any significant credit risk on cash and cash equivalents. At times, cash in the bank may exceed FDIC insurable limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts due from the Company's customers. ARC controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes. In making the determination of the appropriate allowance for doubtful accounts, Management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.

The following table shows the roll-forward of the Company's allowance for doubtful accounts (in thousands):

Year ended:	Balance at Beginning of Period	Additions Charged to Operations	Write-offs and Adjustments	Balance at End of Period
June 30, 2014	$222	$100	$(62)	$260
June 30, 2013	125	116	(19)	222

Inventories

Inventories are stated at the lower of average cost using the first-in, first-out (FIFO) method or market. It is the Company’s practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage. Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues.

Plant and Equipment

Plant and equipment are stated at cost or acquisition date fair value less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

Goodwill, Intangibles and Other Long-lived Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against historical financial results. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, and other relevant entity- and reporting unit-specific events. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. There were no impairments of goodwill recognized during the year ended June 30, 2014. The Company recorded a goodwill impairment for year ended June 30, 2013 in the amount of $129 thousand related to discontinued operations.

Intangible assets (identified as patents, trademarks customer relationships, non-compete agreements and other) are recorded at fair value at the time of acquisition. Finite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

The Company reviews the carrying value of its long-lived tangible and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Factors that would require an impairment assessment include, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in the Company's operating performance, or as a result of fundamental changes in a subsidiary's business condition.

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value. There were no impairments of long-lived assets during the fiscal years ended June 30, 2014 or 2013.

Deferred Revenue

Unearned revenue consists of customer deposits for the development of molds used in the manufacturing process. As of June 30, 2014 and 2013, unearned revenue was $1.0 million and $1.1 million, respectively. The Company recognizes revenue and the related expenses when the customer approves the mold for production. Accordingly, as of June 30, 2014 and 2013, the Company has incurred costs of $0.8 million and $0.9 million, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheet.

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns. The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed. Products are generally shipped free-on-board from our facilities, the customer pays freight costs and assumes all liability.

Merger costs

Merger costs are costs incurred to effect an acquisition, such as advisory, legal, accounting, consulting and other professional fees. During 2013, these costs consisted of acquisition and support services paid to Quadrant Management Inc.

Research and Development Costs

Research and development costs are expensed as incurred. The majority of these expenditures consist of salaries for engineering and manufacturing personnel and fees paid to consultants for services rendered. For the years ended June 30, 2014 and 2013, the Company incurred $346 thousand and $794 thousand, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties related to uncertain tax positions of $106 thousand and $0 were recognized at June 30, 2014 and 2013, respectively. The Company expects no material changes to unrecognized tax positions within the next twelve months.

In general, the tax returns for the years ending June 30, 2010 through 2014 are open to examination by federal and state authorities. Tax years 2003 and forward are open for certain of the Company's subsidiaries due to the carryforward of unutilized net operating losses.

Foreign Currency Transactions

AFT-Hungary’s functional currency is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Transaction gains and losses had no material impact on the Company’s results of operations for any year presented.

Non-Controlling Interest

In connection with the acquisitions of FloMet and TeknaSeal, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries' boards of directors.  Third party investors own approximately 4% of the outstanding shares of FloMet and approximately 6% of the outstanding shares of TeknaSeal.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries as of June 30, 2014 and the results of operations of these subsidiaries since the dates of acquisitions.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity.

Recent Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the ASC are communicated through issuance of an Accounting Standards Update ("ASU").

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity's operations and financial results when the component of an entity meets certain criteria to be classified as held for sale when the component of an entity is disposed of by a sale or disposed of other than by a sale. Further, additional disclosures about discontinued operations should include the following for the periods in which the results of operations of the discontinued operations are presented in the statement of operations: the major classes of line items constituting pretax profit or loss of discontinued operations; total operating and investing cash flows of discontinued operations; depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations; pretax profit or loss attributable to the parent if a discontinued operation includes a non-controlling interest; a reconciliation of major classes of assets, liabilities of the discontinued operation classified as held for sale; and a reconciliation of major classes of line items constituting the pretax profit or loss of the discontinued operation. This guidance is effective for the Company beginning in fiscal year 2016, and will impact the Company's assessment of any future discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the Company’s first quarter of fiscal 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 3 – Business Acquisitions

Advance Tooling Concepts

On April 7, 2014, the Company acquired the member interests of ATC (referred to herein as the "ATC Acquisition") for approximately $24.3 million, of which $2.4 million consists of 233,788 newly issued shares of the Company that are held in escrow for a period of 12 months to satisfy certain working capital adjustments and/or indemnification obligations. If, after the 12 month escrow period expires, the Company has met these fiscal obligations, the seller will be paid the balance of the purchase price in cash, with the stock released from escrow and placed into treasury. As a result, the Company has determined the common stock issued is mandatory redeemable and have therefore recorded $2.4 million as a current liability in the accompanying balance sheet as of June 30, 2014. Under the terms of the ATC escrow arrangement, the number of shares the Company issued and placed in escrow had a value of 125% of the amount that would be paid in cash.

ATC is a plastic injection molding company offering complete plastic injection molding capabilities, as well as in-house molding and tooling expertise, to customers. This acquisition strengthens the Company's ability to offer customers a suite of advanced manufacturing products and services. The total purchase price for the acquisition of ATC was as follows (in thousands):

Amount
Cash paid	$20,670
Payoff of ATC indebtedness	1,230
Common stock placed escrow	2,400
Aggregate purchase price	$24,300

The Company recognized the assets and liabilities of ATC based on their acquisition date fair values. The fair value of ATC's property and equipment was estimated using a "cost approach" and a "market approach." The cost approach uses reproduction or replacement cost, adjusted for estimated depreciation, to value the assets. The market approach uses prices and other relevant information generated by market transactions involving similar assets. Identified intangible assets were measured at fair value primarily using "income approaches," which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method.

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. ARC expects to complete its final determinations no later than April 6, 2015. The final determinations may be significantly different than those reflected in its Consolidated Financial Statements as of June 30, 2014. The aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $3.4 million, which amount has been recognized as goodwill. Goodwill associated with this acquisition is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of ATC at the acquisition date (in thousands).

Amount
Cash and cash equivalents	$1,694
Accounts receivable	1,248
Inventory	469
Other current assets	13
Property and equipment	3,976
Intangible assets	15,788
Goodwill	3,435
Current liabilities	(2,323)
Fair value of net assets acquired	$24,300

The results of ATC's operations have been included in the Company's Consolidated Results of Operations beginning as of the acquisition date of April 6, 2014. ATC is included in the 3DMT business segment. During the period April 7, 2014 to June 30,

2014, the Company recognized an incremental $2.6 million of revenue and a $547 thousand of net loss from continuing operations attributable to ATC's operations since the date of the acquisition.

Kecy

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (referred to herein as the "Kecy Acquisition") for approximately $26.8 million, of which $24.2 million was paid in cash and $2.6 million consists of 172,450 newly issued shares of the Company stock that are held in escrow for a period of 18 months to satisfy certain working capital adjustments and/or indemnification obligations. To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller, with the stock released from escrow and placed into treasury. As a result, the Company has determined the common stock issued is mandatory redeemable and have therefore recorded $2.6 million as a long-term liability in the accompanying balance sheet as of June 30, 2014. Kecy is a precision metal stamping company and offers value-added secondary design and production processing. The acquisition allows ARC to provide its customers metal stamping applications in order to offer a more holistic solution and increase the speed-to-market.

The Company recognized the assets and liabilities of Kecy based on their acquisition date fair values. The fair value of Kecy's tangible assets was estimated using both a "cost approach" and a "market approach" depending on the property. A cost approach is based on estimating the cost of constructing the building, less depreciation, plus land. A market approach uses prices and other relevant information generated by market transactions involving comparable assets. Identified intangible assets were measured at fair value primarily using "income approaches," which required a forecast of expected future cash flows for the use of a relief-from royalty and excess earnings methods.

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. ARC expects to complete its final determinations no later than June 24, 2015. The final determinations may be significantly different than those reflected in its Consolidated Financial Statements as of June 30, 2014. The aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $1.4 million, which amount has been recognized as goodwill. Goodwill associated with this acquisition is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Kecy at the acquisition date (in thousands).

Amount
Accounts receivable	$3,370
Inventories	2,257
Prepaid and other current assets	49
Property and equipment	9,255
Goodwill	1,425
Intangible assets	11,396
Accounts payable	(188)
Accrued expenses	(730)
Fair value of net assets acquired	$26,834

The results of Kecy's operations have been included in the Company's Consolidated Results of Operations beginning as of the acquisition date of June 25, 2014. Kecy is included in the Precision Components Group business segment. During the period June 25, 2014 to June 30, 2014, the Company recognized an incremental $299 thousand of revenue and a $62 thousand net loss from continuing operations.

Quadrant Metals Technology and Advanced Forming Technology

On August 8, 2012, ARC completed the acquisition of QMT and AFT (referred to herein as the “QMT Acquisition” and the “AFT Acquisition”). The QMT Acquisition was accounted for as a reverse acquisition under generally accepted accounting principles, whereby QMT was deemed to be the accounting acquirer in the acquisition. The financial statements for periods prior to August 8, 2012, reflect only the operations of QMT. The acquisition resulted in operational synergies, including shared product and customer applications, expanded research and development capabilities as wells as providing scale advantages creating substantial barriers to entry for other companies and providing ARC with long-term strategic positioning as a market leader in the MIM industry.

The Company’s Common Stock was issued in exchange for 100% of the issued and outstanding membership interest of Quadrant Metals Technologies, LLC (equal to 10,074,250 shares of ARC’s Common Stock after giving effect to the 1:1.95 reverse stock split on August 8, 2012 and the 1.5:1 stock dividend paid on May 1, 2014). The shares of Common Stock issued to QMT pursuant to the merger are presented as having been outstanding since July 1, 2011. The accompanying financial statements present the previously issued shares of ARC Common Stock as having been issued pursuant to the merger on August 8, 2012. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor have been eliminated in the financial statements.

Effective August 8, 2012, the Company acquired all shares of AFT and the net assets of AFT for approximately, $40.6 million. The acquisition was completed through the payment of cash totaling $7.1 million less post-closing adjustments of ($100) thousand, bank facility funds of $18.1 million, and a convertible note net of interest discount with Precision Castparts Corp. of $15.5 million. For the QMT Acquisition, effective August 8, 2012, the Company sold 143,762 shares of ARC Common Stock, after giving effect to the 1:1.95 reverse stock split and the 1.5:1 stock dividend, to Carret P.T., LP in consideration for cash investment in ARC of $449 thousand. The purchase price for the reverse acquisition of $10.2 million was derived from the ARC Common Stock equal to 3,963,532 shares, after giving effect to the 1:1.95 reverse stock split and the 1.5:1 stock dividend, at the August 8, 2012 stock price. With regard to the assets acquired for the reverse merger of ARC by QMT (the "Reverse Merger"), ARC’s historical accumulated deficit for periods prior to August 8, 2012, in the amount of $10.2 million was eliminated against additional paid in capital.

The total adjusted purchase price of AFT was allocated to the tangible and intangible assets acquired based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill for AFT in the amount of $4.7 million. The goodwill arising from the AFT Acquisition consists of synergies and economies of scale expected from the QMT and AFT Acquisitions. The goodwill recognized is expected to be deductible for income tax purposes. For AFT, third party consultants were retained to perform valuation techniques to establish valuation for property and equipment, and identifiable intangible assets. For ARC, the fair value of the identifiable assets acquired and liabilities assumed of $10.6 million exceeded the fair value of the purchase price of the business of $10.2 million. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. Accordingly, the ARC reverse acquisition has been accounted for as a bargain purchase and, as a result, the Company recognized a gain of $381 thousand associated with the reverse acquisition. The gain is reported on the line item “Gain on bargain purchase” in the 2013 Consolidated Statement of Operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of QMT at the acquisition date (in thousands).

Amount
Cash and cash equivalents	$10,590
Accounts receivable	1,096
Inventories	737
Prepaid and other current assets	40
Property and equipment	236
Intangible assets	109
Other assets	6
Negative goodwill resulting from the acquisition accounted for as a bargain purchase	(381)
Accounts payable	(2,030)
Accrued expenses	(169)
Current portion of capital lease	(9)
Fair value of net assets acquired	$10,225

To record the assets and liabilities purchased in the acquisition of AFT (in thousands):

Amount
Cash and cash equivalents	$735
Accounts receivable	6,236
Inventories	6,521
Prepaid and other current assets	264
Property and equipment	21,590
Other intangible assets	4,983
Goodwill	4,663
Accounts payable	(3,007)
Accrued expenses	(1,375)
Fair value of net assets acquired	$40,610
In the third quarter of fiscal year 2013, the Company revised its allocation to other identifiable intangibles based on the results from a third party valuation report. Additionally in the fourth quarter of fiscal year 2013 the Company revised its estimate of the fair value of the liabilities assumed based on additional analysis. If these adjustments were made at the acquisition date, amortization expense of intangibles and interest would have increased by $145 thousand, $230 thousand, and $104 thousand in the first three quarters, respectively. Adjustments were made in the third and fourth quarters to record the appropriate amount of amortization for the year.

Proforma Financial Information (Unaudited)

The historical operating results of ARC, AFT, ATC, and Kecy have not been included in the Company's historical consolidated operating results prior to their acquisition dates. The following unaudited proforma information presents the combined results of continuing operations for the years ended June 30, 2014, and June 30, 2013, as if the acquisitions had been completed on July 1, 2012. The unaudited proforma results do not reflect any material adjustments, operating efficiencies or potential cost savings that may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results (in thousands, except per share data).
.

	Year Ended June 30, 2014	Year Ended June 30, 2013
Revenue	$119,853	$109,515
Income from continuing operations	3,137	2,831
Loss from discontinued operations	—	(274)
Net income	$3,137	$2,557

Income per common share for continuing operations	$0.22	$0.21
Loss per common share for discontinued operations	—	(0.02)
Basic and diluted net income per common share	$0.22	$0.19

Other Acquisition

During the fiscal year ended June 30, 2014, the Company acquired Thixoforming, a provider of magnesium injection molding products to add further capacity to the Company's position in the injection molding industry. This acquisition was not significant to the Company's consolidated results of operations and financial position. The provisional fair value for this acquisition is subject to change as certain information as of the date of the acquisition is evaluated during the measurement period, not to exceed one year subsequent to the acquisition date. Proforma results have not been presented as they would not be materially different from the Company's actual results.

NOTE 4 – Discontinued Operations

During the third quarter of fiscal year 2013, the Company made the decision to discontinue the operations of TubeFit, which was a distributor of fittings and flanges. The inventory and equipment were sold in the fourth quarter of fiscal year 2013. The operations of TubeFit have been included in our consolidated statement of operations as discontinued operations. Results for discontinued operations for the year ended June 30, 2013 (in thousands):

June 30, 2013
Net sales from discontinued operations	$822
Operating loss from discontinued operations	$(262)
Other income (expense)	$(144)
Income tax benefit	$132
Loss from discontinued operations	$(274)

The following assets and liabilities of TubeFit were segregated into Assets of discontinued operations and liabilities of discontinued operations as appropriate in the balance sheet for the years ended June 30, 2013 (in thousands):

June 30, 2013
Accounts receivable, net	$256
Prepaid/other current assets	6
Assets of discontinued operations	$262

Accounts payable	$6
Accrued expenses	1
Liabilities of discontinued operations	$7

NOTE 5 - Interest Rate Swaps

During fiscal year 2013, the Company entered into two interest rate swap agreements with a notional amount totaling approximately $4.1 million to mitigate the exposure to interest rate risk resulting from unfavorable changes in interest rates resulting from the Term Loan A and B agreements. Both of the interest rate swap agreements settled in April 2014, in connection with the execution of Company's Credit Agreement resulting in an immaterial loss.

NOTE 6 - Fair Value Measurements

The fair value guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of inputs are defined as follows:

·                 Level 1 - quoted prices (unadjusted) for identical assets or liabilities in active markets.

·                 Level 2 - quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·                 Level 3 - unobservable inputs when little or no market data is available.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company did not have cash equivalents at June 30, 2014. At June 30, 2013, the Company’s cash equivalents consisted of funds held in a money market account and a certificate of deposit, which were valued using a Level 1 input. Due to their short-term nature, their carrying amount approximated fair value.

The Company values its debt using Level 3 unobservable inputs. As the interest rates on the debt are variable, the carrying amount approximates fair market value.

There were no transfers of assets or liabilities between levels in the valuation hierarchy during the years ended June 30, 2014 or 2013.

NOTE 7 – Inventory

Inventories consisted of the following (in thousands):

	June 30, 2014	June 30, 2013
Raw materials and supplies	$4,741	$3,172
Work-in-process	6,475	4,772
Finished goods	4,217	3,222
	15,433	11,166
Less: Reserve for obsolescence	(202)	(386)
	$15,231	$10,780

NOTE 8 – Plant and Equipment

Plant and equipment consisted of the following (in thousands):

	Depreciable Life (in years)	June 30, 2014	June 30, 2013
Land	—	$1,264	$1,197
Building and improvements	7 - 40	17,369	12,924
Machinery and equipment	3 - 12	36,251	18,463
Office furniture and equipment	3 - 10	883	766
Construction-in-process	—	2,358	281
		58,125	33,631
Less: Accumulated depreciation		12,857	9,580
		$45,268	$24,051

 Depreciation expense totaled $3.4 million and $2.9 million in the years ended June 30, 2014 and 2013, respectively.

NOTE 9 – Goodwill, Intangibles and Other Long-lived Assets

The following table summarizes the activity in the Company's goodwill account during the years ended 2014 and 2013 (in thousands):

	As of June 30,
	2014	2013
Balance, beginning of year	$11,497	$6,835
Additions	4,860	4,791
Impairment	—	(129)
Balance, end of year	$16,357	$11,497

The Company has determined goodwill impairment for period ending June 30, 2013 in the amount of $129 thousand related to discontinued operations.

The following table summarizes the Company's intangible assets as follows (in thousands):

	As of June 30, 2014			As of June 30, 2013
Intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and tradenames	$3,773	$(290)	$3,483	$347	$(237)	$110
Customer relationships	24,077	(1,205)	22,872	4,971	(459)	4,512
Non-compete agreements and other	4,652	(182)	4,470	—	—	—
Total	$32,502	$(1,677)	$30,825	$5,318	$(696)	$4,622

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years. Amortization expense totaled $981 thousand and $463 thousand for other identifiable intangible assets for the year ended June 30, 2014 and 2013, respectively. Estimated future amortization expense for the next five years as of June 30, 2014, is as follows (in thousands):

Fiscal Years	Amount
2015	$3,471
2016	3,471
2017	3,471
2018	3,470
2019	3,285
Thereafter	13,657
Total	$30,825

NOTE 10 – Debt

Long-term debt payable consists of the following:

	Balance as of (in thousands)
	June 30, 2014	June 30, 2013
Senior secured revolving commitment	$9,310	$—
Senior secured term loan	43,875	—
Senior secured delayed draw term loan	23,700	—
Revolving line of credit	—	2,868
Term loan A	—	3,010
Term loan B	—	5,288
Term bridge loan	—	5,032
Convertible note	—	17,600
Convertible note interest discount (1)	—	(1,734)
Other	291	—
Total long-term debt	77,176	32,064
Less: current portion	(14,419)	(7,410)
Non-current portion	$62,757	$24,654

(i)
The interest discount represented the difference between the actual negotiated interest rate being the Five-Year U.S. Treasury Note Constant Maturity rate, and the Company’s assumption of market rate of 4%.

Senior Secured Credit Facility

On April 7, 2014, six of the Company's fifteen subsidiaries, AFT, ARC Wireless, Inc., Flomet LLC, GF&F, Tekna Seal LLC, and 3DMT, acting as borrowers (each a "Borrower" and collectively, the "Borrowers") entered into a Credit Agreement (the "Credit Agreement") with Citizens Bank as Administrative Agent, Collateral Agent, Sole Lead Arranger and Sole Bookrunner, and Capital One, N.A., as Syndication Agent. The Credit Agreement provides for availability of up to $90.0 million, consisting of (i) a senior secured revolving commitment in the principal amount of $20.0 million; (ii) a senior secured term loan commitment in the principal amount of $45.0 million; and (iii) a senior secured delayed draw term loan commitment in the principal amount of $25.0 million (the "Credit Facility"). The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its subsidiaries ARC Wireless, LLC, Quadrant Metals Technologies LLC, Advance Tooling Concepts, LLC, and Thixoforming LLC.

The Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate (as defined in the Credit Agreement), plus a margin based on the applicable Leverage Ratio, payable monthly; or (ii) an Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) Citizens Bank’s then publicly announced prime rate, (b) Federal Funds Rate as then in effect plus 1/2 of 1.0% or (c) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) as then in effect plus 1.0%. At June 30, 2014, interest rates on borrowings under the Credit Agreement ranged from 3.15% to 5.25%.

The Company may voluntarily prepay the loans under the Credit Agreement without penalty or premium. The Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants include among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with affiliates. The Credit Facility also requires that the Company comply with a maximum leverage ratio and a minimum interest coverage ratio. The Company was not in compliance with its debt covenants as of June 30, 2014, however, it obtained a waiver from certain provisions in which it was not in compliance.

The Company made draws on the Credit Facility at closing for the following purposes: (i) to finance the acquisitions of ATC, Thixoforming and Kecy; (ii) to repay amounts outstanding under the Company’s First Amended and Restated Loan Agreement with TD Bank, N.A., as Administrative Agent; (iii) to repay the Company’s Unsecured Subordinated Convertible Promissory Note due to Precision Castparts Corp.; (iv) to pay fees and expenses related to the closing of the transactions; and (v) for general corporate purposes.

First Amended and Restated Loan Agreement with TD Bank, N.A.

On August 12, 2012, QMT entered into an agreement with TD Bank, N.A. for a $25.0 million credit facility consisting of a Revolving line of credit, Term loan A, Term loan B, and the Term Bridge loan. On April 7, 2014, in connection with the Company's execution of the Credit Agreement, the Company's subsidiary terminated the First Amended and Restated Loan Agreement and interest rate swaps, and repaid all associated outstanding balances.

Convertible Note

On August 8, 2012, the Company issued a Convertible Note payable to Precision Castparts Corp. in the amount of $17.6 million and was due at August 8, 2017. Subject to certain terms of the agreement the note was convertible into shares of the Company’s Common Stock. On April 7, 2014, in connection with the Company's execution of the Credit Agreement, the Company redeemed the Convertible Note for $15.6 million, a $2.0 million discount to the note's face value of $17.6 million.

The following schedule represents the Company's future debt payments as of June 30, 2014 (in thousands):

2015	$14,419
2016	6,408
2017	7,040
2018	6,991
2019	42,318
Total	$77,176

NOTE 11 - Income Taxes

Prior to the Reverse Merger, the Company was a limited liability company, and the Company’s taxable income or loss was allocated to the members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements prior to August 8, 2012.

For financial reporting purposes, income before income taxes includes the following components:

	June 30, 2014	June 30, 2013
United States	$4,291	$3,752
Foreign	2,864	574
Total	$7,155	$4,326

Income tax provision for the years ended June 30, 2014, and June 30, 2013, consist of the following (in thousands):

	June 30, 2014	June 30, 2013
Current:
Federal tax expense	$3,298	$426
State tax expense	194	64
Foreign tax expense	396	232
Total current	3,888	722
Deferred:
Federal	(1,477)	—
Total deferred	(1,477)	—
Provision for income taxes from continuing operations	2,411	722
Federal income tax (benefit) from discontinued operations	—	(132)
Total provision for income taxes	$2,411	$590

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	June 30, 2014	June 30, 2013
Federal income taxes	34.0%	34.0%
State income taxes	1.8%	1.1%
Foreign taxes	—%	5.9%
Permanent items	0.4%	(4.7)%
Exempt foreign income	(1.4)%	—%
Uncertain tax positions	9.4%	—%
Utilization of operating loss carryforward	—%	(13.2)%
Valuation allowance and other	(10.5)%	(8.0)%
Effective rate	33.7%	15.1%

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

Significant components of the Company's deferred tax assets at June 30 are shown below. A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company's judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

Components of our deferred tax assets and liabilities were as follows (thousands):

	June 30, 2014	June 30, 2013
Deferred tax assets arising from:
Accrued liabilities and reserves	$731	$140
Deferred revenue	51	—
Bad debt reserves	94	96
IRS Code Section 263(a)	287	155
Inventory reserve	170	129
Intangible assets	574	2,530
Other	59	—
Tax effects of net operating loss carry-forwards	2,031	2,119
Less valuation allowances	(609)	(4,430)
Deferred tax assets	3,388	739

Deferred tax liabilities arising from:
Property and equipment	(1,911)	(727)
Deferred revenue on asset transfer	—	(12)
Deferred tax liabilities	(1,911)	(739)

Net deferred tax asset	$1,477	$—

At June 30, 2014 and 2013, the deferred tax asset current portion was approximately $1.2 million and $0, respectively, and were recorded in prepaid and other current assets. At June 30, 2014 and 2013, the deferred tax asset non-current portion was $0.3 million and $0, respectively, and was recorded in other assets. At June 30, 2014 and 2013, the income tax payable was $1.8 million and $0.1 million, respectively, and were recorded in accrued expenses.

As of June 30, 2014 and 2013, the Company had federal net operating loss (“NOL”) carryforwards of approximately $5.5 million and $5.8 million, respectively. At June 30, 2014 and 2013, the Company had state net operating loss carryforwards of approximately $5.1 million and $5.3 million, respectively. The federal loss carryforwards will begin to expire in 2028 through 2032 unless previously utilized. The state loss carryforwards will begin to expire in 2023 through 2033 unless previously utilized.

Pursuant to the Internal Revenue Code ("IRC") Sections 382 and 383, use of the Company's U.S. federal and state NOL carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company had an ownership change in 2012 and, as a result, certain of the Company's net operating loss carryforwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.

The following table summarized the changes in the Company's unrecognized tax benefits during the year ended June 30, 2014:

Gross unrecognized tax benefits at June 30, 2013	$—
Increase in prior year position	568
Gross unrecognized tax benefits at June 30, 2014	$568

The Company expects no material changes to unrecognized tax positions within the next twelve months. The amount of unrecognized tax benefit that, if recognized, would favorably impact the effective income tax rate is $568. During the years ended June 30, 2014 and 2013, the Company recognized $106 and $0 related to interest and penalties.

The Company has not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates that are organized as controlled foreign corporations as the Company considers these earnings to be reinvested indefinitely. It is not practicable to estimate the amount of U.S. income taxes that would be incurred in the event the Company was to repatriate the cumulative earnings of non-U.S. controlled foreign corporation affiliates. Deferred taxes will be provided for non-U.S. affiliates when the Company determines that such earnings are no longer indefinitely invested. AFT Hungary is not organized as a controlled foreign corporation.

NOTE 12 – Equity and Earnings Per Share

On April 14, 2014, the Company announced that its Board of Directors declared a stock dividend of 1.5 shares of common stock for each 1 share of common stock to shareholders of record as of April 24, 2014, payable on May 1, 2014. The stock dividend resulted in adjusted stock ownership of 2.5 times the number of shares of each stockholder’s pre-dividend stock ownership.
On April 7, 2014, the Company issued 233,788 shares of stock (giving effect of the 1.5:1 stock dividend) as a part of the ATC acquisition. On June 25, 2014, the Company issued an additional 172,450 shares of stock as a part of the asset acquisition of Kecy. The terms of acquisitions require these shares to be held in escrow for a period of 12 months for ATC and 18 months for Kecy after closing to satisfy certain working capital adjustments and/or indemnification obligations. If, after that date, the Company has met these fiscal obligations, the seller will be paid the balance of the purchase price in cash, with the stock released from escrow and placed into treasury. As the common stock is mandatorily redeemable, the balances owing under the escrow arrangements were reclassified from equity to accrued liabilities. In addition, under the terms of the ATC escrow arrangement, the number of shares the Company issued and placed in escrow had a value of 125% of the amount that would be paid in cash.

The Company issued common shares to two of its minority interest subscribers in exchange for all of their membership interest in the Company’s FloMet and General Flange & Fittings subsidiaries. The issuance of common stock took place in the first quarter of fiscal year 2014. The 0.60% interest in FloMet owned was exchanged for 66,612 shares of common stock of the Company for an acquisition price of $2.043 per share (giving effect of the 1.5:1 stock dividend). The 10% interest in General Flange & Fittings was exchanged for 82,410 shares of common stock of the Company for an acquisition price of $2.119 per share (giving effect of the 1.5:1 stock dividend).

On September 25, 2013, a promissory note representing a loan from FloMet to its former president, Mr. Robert Marten, was terminated and the $272 thousand remaining principal of the promissory note owed to the Company by Mr. Marten was canceled.

The Company issued an equity grant of 363,640 (giving effect of the 1.5:1 stock dividend) shares of common stock to Mr. Jason Young, as inducement for Mr. Young to accept reappointment as Chief Executive Officer. This grant was valued $701 thousand and was recorded within “Selling, general and administrative costs” on the Consolidated Statement of Operations.

The Company terminated the vesting provisions on restricted stock from a former executive totaling $77 thousand and received payment of $195 thousand from this executive for the buyout of vesting provision on restricted stock.

The Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s common stock on October 9, 2013. The stock repurchase program does not obligate ARC to acquire any particular amount of stock. It also does not have an expiration date and may be limited or terminated at any time without notice. On December 26, 2013, ARC repurchased 8,401 shares as treasury stock for a total of $92 thousand and accounted for these shares using the cost method. The shares held as treasury stock did not receive the 1.5:1 stock dividend, thus the number of shares issued were adjusted to reflect this.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. In connection with the acquisitions of ATC and Kecy, the Company issued a total of 406,238 shares, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations. To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller. As these shares are not expected to be released, these shares have been excluded from the basic and diluted share computations. As of June 30, 2014 and 2013, the Company had no outstanding stock options, therefore there was no computation of effect of dilutive securities.
The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated (in thousands, except per share amounts):

	For the Years Ended
	June 30, 2014			June 30, 2013
	Net income available to common stockholders	Weighted average shares	Per share earnings	Net income (loss) available to common stockholders	Weighted average shares	Per share earnings (loss)
Basic and diluted EPS:
Net income from continuing operations	$4,516	14,590	$0.31	$3,313	13,743	$0.24
Net loss from discontinued operations	—	—	—	(274)	13,743	(0.02)
Basic and diluted earnings per share	$4,516	14,590	$0.31	$3,039	13,743	$0.22

NOTE 13 – Related Party Transactions

Quadrant Management Inc. and Everest Hill Group, Inc. (formerly known as Brean Murray Carret Group, Inc.)

ARC, Everest Hill Group, QMI, and QMT are under common control. Prior to the ARC acquisition of QMT and AFT, QMI, through Everest Hill Group, owned 74.0% of the membership interests of QMT. As a result of the ARC acquisition of QMT and AFT, Everest Hill Group became the controlling shareholder of ARC. Specifically, Everest Hill Group controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 59.9% of the shares of ARC.

In addition, the following officers and directors of ARC are also affiliated with QMI and Everest Hill Group:

•
Mr. Jason Young, the Company's Chairman and Chief Executive Officer, has been a Managing Director at QMI since 2005, where he is responsible for making investments in U.S. and emerging market companies, and where he frequently serves in active management or director-level roles.

•
Mr. Theodore Deinard, who served as the Company's Interim Chief Executive Officer and as a director of the Company until he resigned from these positions on April 29, 2013, is a Principal of QMI and serves as Chief Executive Officer of ARC Wireless, Inc. Mr. Deinard is also related by marriage to an officer of QMI.

•	Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Everest Hill Group.

•	Mr. Jason Young and Mr. Alan Quasha, an officer of QMI, each serve on the Board of Directors of QMT and receive fees for such services.

Pursuant to the original terms of the ARC Advisory Agreement entered into on January 21, 2009, (the “ARC Advisory Agreement”), QMI provided ARC financial advisory and business consulting services, including restructuring services.  The ARC Advisory Agreement expired on December 31, 2013, and was not extended.

As a result of the closing of the QMT and AFT acquisitions on August 8, 2012, a fee of $1.6 million was paid to QMI.

In addition, QMI and QMT entered into a non-exclusive financial advisory agreement, (the “QMT Financial Advisory Agreement”), whereby QMI performed ongoing consulting and advisory services for QMT through QMI personnel (acting at all times as independent contractors to QMT). The scope of such services included business consulting services, financial advisory services, and other services. In consideration for such services, on April 1, 2012, QMT commenced paying an annual cash fee to QMI of

$250 thousand to be paid in quarterly installments. The QMT Financial Advisory Agreement continued in effect following the acquisition of QMT by the Company until December 31, 2013, when it terminated.

As a result of the accounting for the Reverse Merger, the statement of operations reflect only the fees earned by QMI for financial advisory services provided to QMT prior to August 8, 2012, and subsequent to August 8, 2012, fees earned by QMI for financial advisory services provided to ARC and QMT.

Fees earned by QMI for the years ended June 30, 2014 and 2013, were approximately $835 thousand and $650 thousand, respectively.

FloMet Receivable

During fiscal year ended June 30, 2012, FloMet loaned its president, Mr. Robert Marten, $303 thousand as represented by a promissory note dated July 1, 2011 (the “FloMet Loan”). The Company had a balance of notes receivable in the amount of $0 and $272 thousand at June 30, 2014 and 2013, respectively. The FloMet Loan was terminated on September 25, 2013, and the $272 thousand remaining principal of the promissory note owed to the Company by Mr. Marten was canceled.
.

NOTE 14 – Benefit Plans

401(k) Plan

The Company sponsors 401(k) plans and matches employee contributions as determined by resolution of the Board on an annual basis. The employer contribution criterion currently varies by operating entity. The amount charged to expense under the Plan was $335 thousand and $259 thousand for years ended June 30, 2014 and 2013, respectively.

Cash Incentive Plan

During fiscal year 2013, certain former, full-time salaried employees of the Company participated in a contributory cash incentive plan. The Company’s contributions were based on amounts established at the discretion of the Board. The Company's contributions to this plan for year ended June 30, 2013 were $578 thousand. There were no employees participating in this plan during fiscal 2014.

NOTE 15 – Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through June 25, 2024, and contain various renewal options. The Company also leases equipment under non-cancellable capital lease agreements expiring through January 31, 2017. The capital leases have interest rates ranging from 3.0% to 9.2%.

At June 30, 2014, future rental commitments under non-cancellable capital leases and operating leases were as follows (in thousands):

June 30,	Capital leases	Operating leases
2015	$1,286	$810
2016	1,286	648
2017	1,261	573
2018	1,234	157
2019	1,233	113
Thereafter	—	250
Total minimum lease payments	6,300	$2,551
Amount representing interest	(453)
Present value of total minimum lease payments	5,847
Current portion	(1,124)
Capital lease obligation, net of current portion	$4,723

Rent expense was $479 thousand and $418 thousand for the years ended June 30, 2014 and 2013, respectively.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business. The Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 16 – Segment Information

Information regarding segments is presented in accordance with ASC 280, Segment Reporting. Based on the criteria outlined in this guidance, the Company's operations are classified into four reportable business segments: Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group. Certain amounts from 2013 have been reclassified to conform to the current year presentation as a result of adding the 3DMT Group as a reportable business segment during fiscal year 2014.

•
The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, metal stamping, and the hermetic sealing of certain components. Industries served include medical/dental devices, firearms and defense, automotive, aerospace, consumer durables, and electronic devices.

•
The 3DMT Group was strategically established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating the “speed-to-market” through rapid prototyping, short run production, and rapid tooling. The segment consists of our tooling product line, 3D Material Technologies, and ATC, which was acquired in April 2014.

•
The Flange and Fittings Group consists of GF&F. GF&F provides custom machining needs and special flange facings. During the third quarter of fiscal 2013, the Company made the decision to discontinue the operations of TubeFit, which was previously included within its Flanges & Fittings segment. Consequently, the Company has classified the results of operations of TubeFit as a discontinued operation for all periods presented.

•
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

Summarized segment information for the Company's four segments for years ended June 30, 2014 and 2013 is as follows:

	Fiscal Year Ended June 30,
	2014	2013
Net sales:
Precision components group	$67,826	$56,473
3DMT group	6,922	3,468
Flanges and fittings group	5,492	6,494
Wireless group	2,686	2,051
Consolidated net sales	$82,926	$68,486

Operating costs:
Precision components group	55,999	49,393
3DMT group	6,819	2,766
Flanges and fittings group	5,027	5,880
Wireless group	2,135	2,255
Consolidated operating costs	$69,980	$60,294

Segment operating income/(loss) from continuing operations:
Precision components group	11,827	7,080
3DMT group	103	702
Flanges and fittings group	465	614
Wireless group	551	(204)
Corporate expense	(4,980)	(3,157)
Total segment operating income from continuing operations	$7,966	$5,035

Interest expense, net	(1,399)	(1,142)
Gain on bargain purchase	—	381
Other non-operating income(expense)	588	52
Non-operating income (expense)	(811)	(709)
Consolidated income from continuing operations before income tax expense and non-controlling interest	$7,155	$4,326

Fiscal Years	2014	2013
Capital expenditures:
Precision components group	$4,591	$803
3DMT group	5,354	—
Flanges and fittings group	11	15
Wireless group	10	—
Consolidated capital expenditures	$9,966	$818

Depreciation and amortization expense:
Precision components group	$3,494	$3,191
3DMT group	707	—
Flanges and fittings group	101	102
Wireless group	83	100
Consolidated depreciation and amortization expense	$4,385	$3,393

Total assets:	2014	2013
Precision components group	$91,045	$58,165
3DMT group	29,826	—
Flanges and fittings group	3,650	4,521
Wireless group	1,515	1,422
Corporate	10,353	2,302
Discontinued operations	—	262
Consolidated total assets	$136,389	$66,672

Geographic information for the Company is as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013
Sales from continuing operations: (1)
U.S.	$69,712	$57,597
International	13,214	10,889
	$82,926	$68,486
(1) Sales are attributable to the country in which the product is manufactured or service is provided.
	As of June 30,
	2014	2013
Long-lived assets:
U.S.	$82,861	$29,450
International	9,589	10,720
	$92,450	$40,170

NOTE 17 – Significant Customers

The Company had sales to four significant customers for each of the years ended June 30, 2014 and 2013, which represented approximately 40.0%, and 37.3%, respectively, of the Company's total sales. The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. The Company sells a majority of its products in the MIM business to medical/dental, firearm, consumer, and automotive industries.

Customer	Percentage of Sales
	2014		2013
1	13.9%		10.7%
2	12.5%		10.2%
3	7.2%		8.7%
4	—%	*	7.7%
5	6.4%		—%
*Customer represented less than 5% of sales for the years presented.

For the years ended June 30, 2014 and 2013, these customers represented approximately 23.7% and 35.6%, respectively, of the Company's trade accounts receivable.

Customer	Percentage of Receivables
	2014	2013
1	8.3%	14.2%
2	11.6%	14.3%
3	0.6%	1.4%
4	3.2%	5.7%

NOTE 18 – Subsequent Events

Amended & Restated Credit Agreement

On November 10, 2014 (the “Effective Date”), the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into the Amended and Restated Credit Agreement (the “Amended & Restated Credit Agreement”), which amends and restates the Credit Agreement, dated as of April 7, 2014 (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated as of June 25, 2014 (the “First Amendment”), by and among the Company and its certain subsidiaries, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto, regarding loans and extensions of credit in the principal amount of up to $90.0 million.  In consideration for the Company and its subsidiaries entering into the Amended & Restated Credit Agreement, the Administrative Agent and the Lenders waived non-compliance of the Company and its subsidiaries with respect to certain covenants in the Original Credit Agreement and the First Amendment.

The Amended & Restated Credit Agreement provides the Company with the following loans and extensions of credit: (1) a Revolving Commitment in the principal amount of $20.0 million (the “Revolving Loan”); (2) a Term Loan Commitment in the principal amount of $45.0 million (the “Term Loan”); (3) a Delayed Draw Term Loan Commitment in the principal amount of $25.0 million (the “Delayed Draw Term Loan”; and together with the Revolving Loan and the Term Loan, the “Credit Facility”).  All of the loans under the Credit Facility are secured by liens on substantially all assets of the Company and guaranteed by the Company’s subsidiaries who are not borrowers under the Credit Facility.

Borrowings under the Credit Facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizens own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be (i) 3.00% with respect to Base Rate Loans and (ii) 4.00% with respect to Eurodollar Rate Loans, in each case until December 31, 2014, and thereafter the Applicable Rate will be adjusted quarterly responsive to the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans, and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the Credit Facility loans, the Company will pay commitment fees to the lenders, ranging from .25% to .45% per quarter on undrawn revolving loans and .50% per annum on undrawn term loan amounts.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the Administrative Agent and the Lenders.

The Term Loans and the Delayed Draw Term Loans mature in incremental quarterly installments over five years following the Effective Date.  The final Maturity Date with respect to the Revolving Loans, the Term Loans and the Delayed Draw Term Loans is five (5) years after the Effective Date.  The Amended & Restated Credit Agreement contains certain mandatory prepayment provisions, including prepayments due in respect of sales of assets, sales of equity securities, events of default and other customary events.

The Amended & Restated Credit Agreement contains customary covenants and negative covenants regarding operation of the Company’s business, including maintenance of certain financial ratios, as well as restrictions on dispositions of Company assets.

The foregoing description of the Amended & Restated Credit Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the document.

Subordinated Term Loan Agreement

On the Effective Date, the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into a subordinated term loan credit agreement, together with McLarty Capital Partners SBIC, L.P. ("McLarty"), as administrative agent, and other lenders from time to time party hereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million. McLarty is indirectly a related party to one of the officers and directors of the Company and therefore the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

The subordinated term loan under the Subordinated Loan Agreement will mature five years after the Effective Date. The interest rate set forth in the Subordinated Loan Agreement is 11.00% per annum. Upon an event of default under the Credit Agreement, the interest rate increases automatically by 2.00% per annum.  The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants and prepayment terms that are substantially similar to those contained in the Amended and Restated Credit Agreement.  The Subordinated Loan Agreement has been subordinated to the Amended & Restated Credit Agreement pursuant to First Lien Subordination Agreement.

The foregoing description of the Subordinated Loan Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the document.

On the Effective Date, the Company repaid a portion of the previously borrowed loans under the Credit Facility using net proceeds from the Subordinated Loan Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) notified Hein & Associates LLP (“Hein”) that it was dismissing Hein as its independent registered public accounting firm effective immediately.

Hein’s report dated October 3, 2013, on the Company’s consolidated financial statements for the fiscal year ended June 30, 2013, did not contain any adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

During the audit of the Company’s June 30, 2013, financial statements, Hein & Associates LLP communicated the following deficiency in internal control over financial reporting which was considered to be a material weakness:

•
The Company did not have adequately designed controls in place with regard to external SEC reporting compliance because its accountants and management did not have sufficient training and available resources, such as online disclosure checklists and external resources in financial reporting and SEC reporting matters.

Despite the material weakness, we believe that the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2013 present, in all material respects, our financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

During the fiscal years ended June 30, 2013 and 2012 and through April 10, 2014, there were no:

(i)
Disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or

(ii)	Other than the material weakness communication above, there were no other “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On April 10, 2014, the Audit Committee engaged Grant Thornton LLP (“Grant”) as the Company's independent registered public accountant effective immediately. In deciding to select Grant, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Grant and concluded that Grant has no commercial relationship with the Company that would impair its independence for the fiscal year ended June 30, 2014. During the Company's two most recent fiscal years prior to April 10, 2014, and the subsequent interim periods through April 10, 2014, the Company did not consult Grant with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

ITEM 9A. CONTROLS AND PROCEDURES

(a)                 Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014.  Based on this evaluation and the identification of a material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to this material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ARC’s Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of June 30, 2014. Based upon that evaluation, management identified the following material weakness as of June 30, 2014 in the Company’s internal control over financial reporting.

•
Insufficient Complement of Personnel with Appropriate Accounting Knowledge and Training. Management did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, which resulted in a late filing of our Form 10-K, as well as audit adjustments to certain of our account balances.

Based on this evaluation and the material weakness noted above, management concluded that the Company did not maintain effective internal control over financial reporting at June 30, 2014.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

Management is actively engaged in the planning for and implementation of remediation efforts to address the material weaknesses. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance our overall financial control environment. Management believes that this material weakness arose due to our rapid growth and the challenges of being a publicly held company, including increased SEC reporting requirements, which have outpaced the development of our accounting infrastructure and processes.

Management’s planned actions to address these issues in fiscal year 2015 include:

•	the addition of more experienced accounting staff with appropriate accounting and technical expertise;

•	an evaluation of our critical accounting policies to ensure they are documented, reviewed, and circulated to appropriate company personnel, as well as reviewed and updated on a periodic basis; and

•	a formal training program for all technical accounting personnel to enable them to remain current with accounting rules, regulations and trends.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and other procedures that will be implemented will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

(b)           Changes in Internal Control over Financial Reporting

There have been no changes in our existing internal control structure over financial reporting during the three months ended June 30, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Limitations on the Effectiveness of Controls

Internal control over financial reporting may not prevent or detect all errors and all fraud.  Also, projection of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions “Information Regarding the Board of Directors and Executive Officers,” and “Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2014 (2014 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Outstanding Equity Awards at Fiscal Year-End,” and “Grants of Plan-Based Awards” in the 2014 Proxy Statement and is incorporated herein by reference. Additional information required by this Item is set forth under the caption “Equity Compensation Plan Table” in Item 5, above, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Transactions with Management and Principal Shareholders” and “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm. See the Index to Financial Statements and Financial Statement Schedules set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

“Schedule II - Valuation and Qualifying Accounts” is included in the financial statements, see Accounts Receivable and Allowance for Doubtful Accounts in Note 2, “Summary of Significant Accounting Policies”  and income tax valuation allowance in Note 11, “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated October 11, 2000. (1)
3.2	Bylaws of the Company as amended and restated on March 25, 1998. (2)
3.3	Amended and Restated Articles of Incorporation dated August 7, 2012. (3)
10.21	Lock Up Agreement, by and between the Company and Jason T. Young, dated as of September 3, 2013. (3)
10.23	Loan Termination, by and between the Company, FloMet LLC and Robert L. Marten, dated as of September 25, 2013. (3)
10.26	Membership Interest Purchase Agreement, by and among Nigel Sutton, Gregory Curtis, Frank Ferree, Dermot Rafferty and the Company, dated as of April 7, 2014. (4)
10.27	Escrow Agreement, by and among the Company, Nigel Sutton, Gregory Curtis, Frank Ferree and Dermot Rafferty, dated as of April 7, 2014. (4)
10.28	Assignment Agreement, among the Company, 3D Material Technologies, LLC, Advance Tooling Concepts, LLC and Advanced Forming Technology, Inc., dated as of April 7, 2014. (4)
10.29	Purchase Agreement among Precision Castparts Corp., Thixoforming LLC and Advanced Forming Technology, Inc., dated April 7, 2014 (5)
10.30
Credit Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, Citizens Bank, N.A.  (formerly known as RBS Citizens, N.A.) and Capital One National Association, dated as of April 7, 2014. (4)

10.31
Guarantee and Collateral Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC and Citizens Bank, N.A.  (formerly known as RBS Citizens, N.A.), dated as of April 7, 2014. (4)

10.32
First Amendment to Credit Agreement, by and among ARC Group Worldwide, Inc., Citizens Bank, N.A.  (formerly known as RBS Citizens, N.A.), Capital One, National Association, TD Bank, N.A., Advanced Forming Technology, Inc., ARC Wireless, Inc., FloMet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, ARC Wireless, LLC, Thixoforming LLC, ARC Metal Stamping, LLC, Advance Tooling Concepts, LLC, and Quadrant Metals Technologies LLC, dated as of June 25, 2014. (6)

10.33	Guarantee and Collateral Agreement Supplement, made by ARC Metal Stamping, LLC in favor of Citizens Bank, N.A. (formerly known as RBS Citizens, N.A.), dated as of June 25, 2014. (6)
10.34	Asset Purchase Agreement, by and among Kecy Corporation, 4111 Munson Holding, LLC, ARC Metal Stamping, LLC and ARC Group Worldwide, Inc., dated as of June 25, 2014. (6)
10.35	Escrow Agreement, by and among ARC Metal Stamping, LLC, ARC Group Worldwide, Inc., Kecy Corporation and Wuersch & Gering LLP, dated as of June 25, 2014. (6)
10.36	Lease Agreement, between 447 Walnut, LLC and ARC Metal Stamping, LLC, dated as of June 25, 2014. (6)
10.37	Transition Services Agreement, by and between Moore & Associates Sales Company and ARC Metal Stamping, LLC, dated June 25, 2014. (6)
14.1	Amended and Restated Code of Ethics. (7)
21.1	Subsidiaries of the Registrant.
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	FloMet LLC Incentive Plan (3)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.

(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on October 4, 2013.

(4)	Incorporated by reference from the Company’s Form 8-K filed on April 11, 2014.

(5)
Exhibit 10.29, the Purchase Agreement among Precision Castparts Corp., Thixoforming LLC and Advanced Forming Technology, Inc., dated April 7, 2014 (originally filed with certain redactions as an exhibit to the Company’s Form 8-K on April 11, 2014; re-filed in its entirety hereto).

(6)	Incorporated by reference from the Company’s Form 8-K filed on June 27, 2014.

(7)	Incorporated by reference from the Company’s Form 8-K filed on February 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Group Worldwide, Inc.

Date: November 10, 2014	By:	/s/ Jason T. Young
Jason T. Young, Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Drew M. Kelley
Drew M. Kelley, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

November 10, 2014	/s/ Jason T. Young
Jason T. Young, Chairman

November 10, 2014	/s/ Drew M. Kelley
Drew M. Kelley, Director

November 10, 2014	/s/ Todd A. Grimm
Todd A. Grimm, Director

November 10, 2014	/s/ Gregory D. Wallis
Gregory D. Wallis, Director

November 10, 2014	/s/ Eddie W. Neely
Eddie W. Neely, Director