Form 10-Q
period 2014-09-28
ARC Group Worldwide, Inc.
filed 2014-11-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

As of November 5, 2014, the Registrant had 15,080,121 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended
	September 28, 2014	September 29, 2013
Sales	$28,698	$18,400
Cost of sales	21,715	12,729
Gross profit	6,983	5,671
Selling, general and administrative	5,499	3,770
Merger expense	176	—
Income from operations	1,308	1,901
Other income (expense), net	(2)	—
Interest expense, net	(921)	(205)
Income before income taxes	385	1,696
Income tax expense	(153)	(386)
Net income	232	1,310
Less: Net income attributable to non-controlling interest	(56)	(56)
Net income attributable to ARC Group Worldwide, Inc.	$176	$1,254

Net income per common share:
Basic and diluted income per share	$0.01	$0.09

Weighted average common shares outstanding:
Basic and diluted	14,673,205	14,320,350

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	September 28, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,312	$9,384
Accounts receivable, net	15,595	15,337
Inventories, net	16,299	15,231
Prepaid and other current assets	3,771	2,606
Total current assets	42,977	42,558
Property and equipment, net	46,270	45,268
Goodwill	15,689	16,357
Intangible assets, net	29,957	30,825
Other	802	1,381
Total assets	$135,695	$136,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,956	$9,430
Accrued expenses	5,387	5,905
Deferred revenue	852	1,016
Bank borrowings, current portion of long-term debt	17,902	14,419
Capital lease obligations, current portion	1,133	1,124
Accrued escrow obligation	1,691	2,400
Total current liabilities	33,921	34,294
Long-term debt, net of current portion	62,483	62,757
Capital lease obligations, net of current portion	4,437	4,723
Accrued escrow obligation	2,600	2,600
Other	681	674
Total liabilities	104,122	105,048

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 15,088,522 shares issued and 15,080,121 shares outstanding at September 28, 2014 and June 30, 2014	3	3
Treasury stock, at cost; 8,401 shares at September 28, 2014 and June 30, 2014	(94)	(94)
Additional paid-in capital	14,293	14,293
Retained earnings	16,319	16,143
ARC Group Worldwide, Inc. total stockholder equity	30,521	30,345
Non-controlling interest	1,052	996
Total stockholders’ equity	31,573	31,341
Total liabilities and stockholders’ equity	$135,695	$136,389

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$232	$1,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,311	898
Non-cash stock based compensation expense	—	701
Amortization of debt discount	—	105
Bad debt expense and other	29	48
Deferred income taxes	23	—
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(277)	362
Inventory	(1,068)	(256)
Prepaid expenses and other assets	(600)	(456)
Accounts payable	(2,474)	162
Other accrued expenses	(558)	383
Deferred revenue	(164)	(391)
Net cash provided by (used in) operating activities	(2,546)	2,866

Cash flows from investing activities:
Purchase of plant and equipment	(2,457)	(371)
Net cash used in investing activities	(2,457)	(371)

Cash flows from financing activities:
Proceeds from debt issuance	3,500	—
Repayments of long-term debt and capital lease obligations	(569)	(1,758)
Net cash provided by (used in) financing activities	2,931	(1,758)
Net increase (decrease) in cash and cash equivalents	(2,072)	737
Cash and cash equivalents, beginning of period	9,384	3,601
Cash and cash equivalents, end of period	$7,312	$4,338
Supplemental disclosures of cash flow information:
Cash paid for interest	$843	$100
Cash paid for income taxes	$25	$—
Non-cash investing and financing activities:
Equity exchanges for membership interests	$—	$312
Termination of note receivable from related party	$—	$272

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — General Information

Organization and Nature of Business

ARC Group Worldwide, Inc. (referred to herein as the “Company” or “ARC”) was organized under the laws of the State of Utah on September 30, 1987.

On August 8, 2012, ARC completed the acquisition of Quadrant Metals Technology, LLC (referred to herein as “QMT” or the “Predecessor”) and Advanced Forming Technology (“AFT”).  QMT was formed in March 2011 to function as a holding company for a group of diversified manufacturing and distribution companies.  Upon formation, QMT acquired controlling interests in TeknaSeal LLC (“TeknaSeal”) and FloMet LLC (“FloMet”) as of May 1, 2011 and June 30, 2011, respectively.  Subsequently, QMT acquired General Flange & Forge (“GF&F”) as of April 18, 2011.  Of note, while QMT was formed in 2011, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

AFT is comprised of two operating units, AFT-U.S. and AFT Hungary. AFT-U.S.  From 1991 until its acquisition by ARC, AFT was operated as a division of Precision Castparts Corp., a publicly traded company.  In April 2014, ARC acquired in separate transactions Advance Tooling Concepts, LLC (“ATC”) and Thixoforming LLC (“Thixoforming”).  In June 2014, ARC acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (collectively referred to as “Kecy”).

Everest Hill Group Inc. (“Everest Hill Group”) has been our majority stockholder since 2008.  ARC, Everest Hill Group, Quadrant Management Inc. (“QMI”), and QMT are under common control.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of thirteen weeks.  Therefore, the quarter end will not always coincide with the date of the calendar month.

The Consolidated Financial Statements include the amounts of ARC and its controlled subsidiaries.  All material intercompany transactions have been eliminated in consolidation.  The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

NOTE 2 — Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Estimates are used for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-term assets including property, equipment, intangible assets, and goodwill; contingencies; and the fair value of assets and liabilities obtained in business combinations.  Due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

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

Goodwill, Intangibles and Other Long-lived Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  The qualitative assessment includes comparing the overall financial performance of the reporting units against historical financial results.  Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, and other relevant entity and reporting unit specific events.  If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed.  Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis.  The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.  There were no impairments of goodwill recognized during the quarters ended September 28, 2014 or September 29, 2013.

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

The Company reviews the carrying value of its long-lived tangible and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.  Factors that would require an impairment assessment include, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in the Company’s operating performance, or as a result of fundamental changes in a subsidiary’s business condition.

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value.  There were no impairments of long-lived assets during the quarters ended September 28, 2014 or September 29, 2013.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements.  Updates to the ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity’s operations and financial results when the component of an entity meets certain criteria to be classified as held for sale when the component of an entity is disposed of by a sale or disposed of other than by a sale.  Further, additional disclosures about discontinued operations should include the following for the periods in which the results of operations of the discontinued operations are presented in the statement of operations: the major classes of line items constituting pretax profit or loss of discontinued operations; total operating and investing cash flows of discontinued operations; depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations; pretax profit or loss attributable to the parent if a discontinued operation includes a non-controlling interest; a reconciliation of major classes of assets, liabilities of the discontinued operation classified as held for sale; and a reconciliation of major classes of line items constituting the pretax profit or loss of the discontinued operation.  This guidance is effective for the Company beginning in fiscal year 2016, and will impact the Company’s assessment of any future discontinued operations.

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

NOTE 3 — Business Acquisitions

Advance Tooling Concepts

On April 7, 2014, the Company acquired the membership interests of ATC (referred to herein as the “ATC Acquisition”) for $24.3 million.  A portion of the purchase price, $2.4 million, was placed into escrow for a period of 12 months (referred to herein as the “ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  Under the terms of the ATC escrow arrangement, the ATC Escrow was secured by newly issued shares of the Company equal to 125% of the amount that would be paid in cash.  If, after the 12 month escrow period expires, the Company has met these fiscal obligations, the seller will be paid the balance of the purchase price in cash, with the stock released from escrow and placed into treasury.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of the working capital adjustment.  The Company determined the common stock held in escrow was mandatory redeemable and therefore recorded $1.7 million as a current liability in the accompanying balance sheet as of the quarter end.

ATC is a plastic injection molding company offering complete plastic injection molding capabilities, as well as in-house molding and tooling expertise, to customers.  This acquisition strengthens the Company’s ability to offer customers a suite of advanced manufacturing products and services.  The total purchase price for the acquisition of ATC was as follows (in thousands):

Amount
Cash paid	$20,670
Payoff of ATC indebtedness	1,230
Common stock placed escrow	1,691
Aggregate purchase price	$23,591

The Company recognized the assets and liabilities of ATC based on their acquisition date fair values.  The fair value of ATC’s property and equipment was estimated using a “cost approach” and a “market approach.”  The cost approach uses reproduction or replacement cost, adjusted for estimated depreciation, to value the assets.  The market approach uses prices and other relevant information generated by market transactions involving similar assets.  Identified intangible assets were measured at fair value primarily using “income approaches,” which required a forecast of expected future cash flows, either for the use of a relief-from royalty method or a multi-period excess earnings method.

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  ARC expects to complete its final determinations no later than April 6, 2015.  The final determinations may be significantly different than those reflected in its Consolidated Financial Statements as of September 28, 2014.  The aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $2.8 million, which amount has been recognized as goodwill. Goodwill associated with this acquisition is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of ATC at the acquisition date (in thousands).

Amount
Cash and cash equivalents	$1,694
Accounts receivable	1,248
Inventory	469
Other current assets	13
Property and equipment	3,976
Intangible assets	15,788
Goodwill	2,766
Current liabilities	(2,363)
Fair value of net assets acquired	$23,591

During the quarter ended September 28, 2014, the Company revised the fair values of current liabilities assumed and goodwill by $40 thousand.  The results of ATC’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of April 7, 2014.

Kecy

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (referred to herein as the “Kecy Acquisition”) for approximately $26.8 million.  A portion of the purchase price, $2.6 million, was placed into escrow for a period of 18 months (referred to herein as the “Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  Under the terms of the Kecy escrow arrangement, the Kecy Escrow was secured by newly issued shares of the Company equal to the amount that would be paid in cash.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller, with the stock released from escrow and placed into treasury.  As a result, the Company has determined the common stock held in escrow is mandatory redeemable and have therefore recorded $2.6 million as a long-term liability in the accompanying balance sheet as of September 28, 2014.

Kecy is a precision metal stamping company and offers value-added secondary design and production processing.  The acquisition allows ARC to provide its customers metal stamping applications in order to offer a more holistic solution and increase the speed-to-market.  The total purchase price for the acquisition of Kecy was as follows (in thousands):

Amount
Cash paid	$23,225
Excess working capital acquired	1,009
Common stock placed escrow	2,600
Aggregate purchase price	$26,834

The Company recognized the assets and liabilities of Kecy based on their acquisition date fair values.  The fair value of Kecy’s tangible assets was estimated using both a “cost approach” and a “market approach” depending on the property.  A cost approach is based on estimating the cost of constructing the building, less depreciation, plus land.  A market approach uses prices and other relevant information generated by market transactions involving comparable assets.  Identified intangible assets were measured at fair value primarily using “income approaches,” which required a forecast of expected future cash flows for the use of a relief-from royalty and excess earnings methods.

The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.  ARC expects to complete its final determinations no later than June 24, 2015.  The final determinations may be significantly different than those reflected in its Consolidated Financial Statements as of September 28, 2014.  The aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $1.4 million, which amount has been recognized as goodwill. Goodwill associated with this acquisition is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Kecy at the acquisition date (in thousands).

Amount
Accounts receivable	$3,370
Inventories	2,257
Prepaid and other current assets	49
Property and equipment	9,255
Goodwill	1,425
Intangible assets	11,396
Accounts payable	(188)
Accrued expenses	(730)
Fair value of net assets acquired	$26,834

The results of Kecy’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of June 25, 2014.

Pro Forma Financial Information (Unaudited)

The historical operating results of ATC, and Kecy have not been included in the Company’s historical consolidated operating results prior to their acquisition dates.  The following unaudited pro forma information presents the combined results of continuing operations for the three months ended September 29, 2013 as if the acquisitions had been completed on July 1, 2012.  The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings that may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results (in thousands, except per share data).

Three Months Ended September 29, 2013
Revenue	$29,114
Net income	$1,238
Basic and diluted net income per common share	$0.09

Other Acquisition

During the fiscal year ended June 30, 2014, the Company acquired Thixoforming, a provider of magnesium injection molding products to add further capacity to the Company’s position in the injection molding industry.  This acquisition was not significant to the Company’s consolidated results of operations and financial position.  The provisional fair value for this acquisition is subject to change as certain information as of the date of the acquisition is evaluated during the measurement period, not to exceed one year subsequent to the acquisition date.  Pro forma results have not been presented as they would not be materially different from the Company’s actual results.

NOTE 4 - Fair Value Measurements

The fair value guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels of inputs are defined as follows:

•                  Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 - Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 - Unobservable inputs when little or no market data is available.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company did not have cash equivalents at September 28, 2014 and June 30, 2014.

The Company values its debt using Level 3 unobservable inputs.  As the interest rates on the debt are variable, the carrying amount approximates fair market value.

There were no transfers of assets or liabilities between levels in the valuation hierarchy during the periods ended September 28, 2014 and June 30, 2014.

NOTE 5 — Inventory

Inventories consisted of the following (in thousands):

	September 28, 2014	June 30, 2014
Raw materials and supplies	$4,534	$4,741
Work-in-process	7,418	6,475
Finished goods	4,982	4,217
	16,934	15,433
Less: Reserve for obsolescence	(635)	(202)
	$16,299	$15,231

NOTE 6 — Plant and Equipment

Plant and equipment consisted of the following (in thousands):

	Depreciable Life (in years)	September 28, 2014	June 30, 2014
Land	—	$1,264	$1,264
Building and improvements	7 - 40	17,358	17,369
Machinery and equipment	3 - 12	37,029	36,251
Office furniture and equipment	3 - 10	886	883
Construction-in-process	—	4,034	2,358
		60,571	58,125
Less: Accumulated depreciation		(14,301)	(12,857)
		$46,270	$45,268

Depreciation expense totaled $1.4 million and $0.8 million in the three month periods ended September 28, 2014 and September 29, 2013, respectively.

NOTE 7 — Goodwill, Intangibles and Other Long-lived Assets

The following table summarizes the activity in the Company’s goodwill account during the three month periods ended as follows (in thousands):

Amount
Balance, June 30, 2014	$16,357
Purchase accounting adjustment	(668)
Balance, September 28, 2014	$15,689

The following table summarizes the Company’s intangible assets as follows (in thousands):

	As of September 28, 2014			As of June 30, 2014
Intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and tradenames	$3,773	$(349)	$3,424	$3,773	$(290)	$3,483
Customer relationships	24,077	(1,807)	22,270	24,077	(1,205)	22,872
Non-compete agreements and other	4,652	(389)	4,263	4,652	(182)	4,470
Total	$32,502	$(2,545)	$29,957	$32,502	$(1,677)	$30,825

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $868 thousand and $126 thousand for identifiable intangible assets for the three months ended September 28, 2014 and September 29, 2013, respectively.  Estimated future amortization expense for the next five years as of September 28, 2014, is as follows (in thousands):

Fiscal Years	Amount
2015 (1)	$2,603
2016	3,471
2017	3,471
2018	3,470
2019	3,285
Thereafter	13,657
Total	$29,957

(1)         Represents estimated amortization for the nine month period ended June 30, 2015.

NOTE 8 — Debt

Long-term debt payable consists of the following (in thousands):

	September 28, 2014	June 30, 2014
Senior secured revolving commitment	$12,810	$9,310
Senior secured term loan	43,875	43,875
Senior secured delayed draw term loan	23,700	23,700
Other	—	291
Total long-term debt	80,385	77,176
Less: current portion	(17,902)	(14,419)
Non-current portion	$62,483	$62,757

Senior Secured Credit Facility

On April 7, 2014, six of the Company’s fifteen subsidiaries, AFT, ARC Wireless, Inc., Flomet LLC, GF&F, Tekna Seal LLC, and 3DMT, acting as borrowers (each a “Borrower” and collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Citizens Bank as Administrative Agent, Collateral Agent, Sole Lead Arranger and Sole Bookrunner, and Capital One, N.A., as Syndication Agent.  The Credit Agreement provides for availability of up to $90.0 million, consisting of (i) a senior secured revolving commitment in the principal amount of $20.0 million; (ii) a senior secured term loan commitment in the principal amount of $45.0 million; and (iii) a senior secured delayed draw term loan commitment in the principal amount of $25.0 million (the “Credit Facility”).  The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its subsidiaries ARC Wireless, LLC, Quadrant Metals Technologies LLC, Advance Tooling Concepts, LLC, and Thixoforming LLC.

The Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate (as defined in the Credit Agreement), plus a margin based on the applicable Leverage Ratio, payable monthly; or (ii) an Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period.  The Base Rate represents a rate per annum equal to the highest of (a) Citizens Bank’s then publicly announced prime rate, (b) Federal Funds Rate as then in effect plus 1/2 of 1.0% or (c) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) as then in effect plus 1.0%.  At September 28, 2014, interest rates on borrowings under the Credit Agreement ranged from 3.15% to 5.25%.

The Company may voluntarily prepay the loans under the Credit Agreement without penalty or premium.  The Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement.  The negative covenants include among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with affiliates.  The Credit Facility also requires that the Company comply with a maximum leverage ratio and a minimum interest coverage ratio.  As of September 28, 2014, the Company was not in compliance with certain of its debt covenants, however, the Company obtained a waiver from certain provisions in which it was not in compliance.

The following schedule represents the Company’s future debt payments as of September 28, 2014 (in thousands):

2015 (1)	$17,903
2016	7,299
2017	9,017
2018	10,305
2019	35,861
Total	$80,385

(1)   Represents long-term debt principal payments for the nine month period ending June 30, 2015.

NOTE 9 - Income Taxes

The effective tax rate for the three months ended September 28, 2014 and September 29, 2013 was 39.7% and 22.8%, respectively.  The effective tax rate for the three months ended September 28, 2014 was negatively impacted by $14 thousand of discrete tax adjustments recognized during the period.  The lower profit before tax during the period caused these discrete tax adjustments to have a larger impact on the effective tax rate.  The effective tax rate for the three months ended September 29, 2013 was favorably impacted by a decrease in the valuation allowance on deferred tax assets.  The Company’s effective tax rate could fluctuate significantly on a quarterly basis due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

As of September 28, 2014 and June 30, 2014, deferred tax assets of $1.8 million and $1.2 million, respectively, have been included in prepaid and other current assets in the accompanying balance sheets.  Deferred tax asset non-current portion of $0.3 million as of September 28, 2014 and June 30, 2014 have been included in other assets.  Current taxes payable of $1.8 million as of September 28, 2014 and June 30, 2014 have been included in accrued expenses.

A valuation allowance has been established on the Company’s deferred tax assets as realization has not met the more likely-than-not threshold requirement.  The Company evaluates the recoverability of deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including carrybacks (if applicable), reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.  If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction to income tax expense.

The amount of unrecognized tax benefits for uncertain tax positions was $568 thousand as of September 28, 2014 and June 30, 2014, excluding related liabilities for interest and penalties of $112 thousand and $106 thousand as of September 28, 2014 and June 30, 2014, respectively.  The liability and related interest have been included in other liabilities in the accompanying balance sheets.

NOTE 10 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 406,238 shares, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller.  As these shares are not expected to be released, these shares have been excluded from the basic and diluted share computations.  As of September 28, 2014 and September 29, 2013, the Company had no outstanding stock equity awards, therefore there was no computation of dilutive securities.

NOTE 11 — Related Party Transactions

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

•                  Mr. Theodore Deinard is a Principal of QMI and serves as Chief Executive Officer of ARC Wireless, Inc.  Mr. Deinard is also related by marriage to an officer of QMI.

•                  Mr. Young and Mr. Deinard are each deemed to share voting and investment power over the shares beneficially owned by Everest Hill Group.

•                  Mr. Jason Young and Mr. Alan Quasha, an officer of QMI, each serve on the Board of Directors of QMT and receive fees for such services.

NOTE 12 — Commitments and Contingencies

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

NOTE 13 — Segment Information

Information regarding segments is presented in accordance with ASC 280, Segment Reporting.  Based on the criteria outlined in this guidance, the Company’s operations are classified into four reportable business segments:  Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.  Certain prior year amounts have been reclassified to conform to the current year presentation as a result of adding the 3DMT Group as a reportable business segment during the second quarter of fiscal year 2014.

•                  The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, metal stamping, and the hermetic sealing of certain components.  Industries served include medical and dental devices, firearms and defense, automotive, aerospace, consumer durables, and electronic devices.

•                  The 3DMT Group was strategically established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating the “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our tooling product line, 3DMT, and ATC, which was acquired in April 2014.

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

Summarized segment information for the Company’s four segments for three month periods ended September 28, 2014 and September 29, 2013 is as follows:

	Three months ended,
	September 28, 2014	September 29, 2013
Net sales:
Precision Components Group	$21,800	$15,125
3DMT Group	4,682	1,327
Flanges and Fittings Group	1,527	1,261
Wireless Group	689	687
Consolidated net sales	$28,698	$18,400

Operating costs:
Precision Components Group	18,903	12,420
3DMT Group	5,039	932
Flanges and Fittings Group	1,324	1,189
Wireless Group	676	498
Consolidated operating costs	$25,942	$15,039

Segment operating income (loss) from continuing operations:
Precision Components Group	2,897	2,705
3DMT Group	(357)	395
Flanges and Fittings Group	203	72
Wireless Group	13	189
Corporate expense	(1,448)	(1,460)
Total segment operating income from continuing operations	$1,308	$1,901

Interest expense, net	(921)	(205)
Other non-operating income (expense)	(2)	—
Non-operating income (expense)	(923)	(205)

Consolidated income from continuing operations before income tax expense and non-controlling interest	$385	$1,696

	Three months ended,
	September 28, 2014	September 29, 2013
Capital expenditures:
Precision Components Group	$2,340	$371
3DMT Group	117	—
Consolidated capital expenditures	$2,457	$371

Depreciation and amortization expense:
Precision Components Group	$1,440	$853
3DMT Group	831	—
Flanges and Fittings Group	22	26
Wireless Group	18	19
Consolidated depreciation and amortization expense	$2,311	$898

Total assets:	September 28, 2014	June 30, 2014
Precision Components Group	$93,357	$91,045
3DMT Group	29,190	29,826
Flanges and Fittings Group	3,630	3,650
Wireless Group	1,642	1,515
Corporate	7,876	10,353
Consolidated total assets	$135,695	$136,389

Geographic information for the Company is as follows (in thousands):

	Three Months Ended,
	September 28, 2014	September 29, 2013
Sales from continuing operations: (1)
U.S.	$25,705	$15,133
International	2,993	3,267
	$28,698	$18,400

(1) Sales are attributable to the country in which the product is manufactured or service is provided.

	September 28, 2014	June 30, 2014
Long-lived assets:
U.S.	$82,232	$82,861
International	9,684	9,589
	$91,916	$92,450

NOTE 14 — Significant Customers

The Company had sales to three significant customers for the three month period ended September 28, 2014 and four significant customers for the three month periods ended September 29, 2013, which represented approximately 25.3%, and 41.8%, respectively, of the Company’s total sales.  The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.  The Company sells a majority of its products in the MIM business to medical and dental, firearm and defense, consumer, and automotive industries.

	Percentage of Sales
Customer	September 28, 2014	September 29, 2013
1	8.8%	10.4%
2	7.6%	14.0%
3	8.9%	* %
4	* %	9.1%
5	* %	8.3%

*Customer represented less than 5% of sales for the periods presented.

	Percentage of Receivables
Customer	September 28, 2014	June 30, 2014
1	11.4%	11.6%
2	6.3%	8.3%
3	5.5%	** %

**Customer represented less than 5% of accounts receivable for the periods presented.

NOTE 15 — Subsequent Events

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

Subordinated Term Loan Agreement

On the Effective Date, the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into a subordinated term loan credit agreement, together with McLarty Capital Partners SBIC, L.P., (“McLarty”) as administrative agent, and other lenders from time to time party thereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million.  McLarty is indirectly a related party to one of the officers and directors of the Company and therefore the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Quarterly Report (this “Report”) may contain certain statements about ARC that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those under the caption “Risk Factors” contained herein.  In addition, these statements are based on a number of assumptions that are subject to change.  The forward-looking statements contained in this Report may include all other statements in this document other than historical facts. Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements.  Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses and future prospects; (ii) business and management strategies and the expansion and growth of ARC; (iii) the effects of government regulation on ARC’s business; and (iv) our plans, objectives, expectations and intentions generally.

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

Overview

ARC Group Worldwide, Inc. (referred to herein with all of its subsidiaries as the “Company” or “ARC”) is a leading, global advanced manufacturer and 3D printing service provider.  ARC provides its customers with a holistic solution in precision metal and plastic fabrication, from prototyping to full-run production.  The Company further differentiates its offering by providing custom, innovative solutions to improve speed-to-market for its customers.

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

Our key strengths are built upon core capabilities, including:

•                  Metal Injection Molding (“MIM”).  We are a large and rapidly growing MIM provider.  As a pioneer of MIM technology and driven by our proprietary feedstock, vast material science understanding, and powder metallurgy experience, we have one of the most advanced MIM capabilities in the marketplace.  ARC provides high-quality, complex, precision net shape metal components to market-leading companies in a numerous sectors, including the medical and dental, firearms and defense, automotive, aerospace, consumer durable, and electronic devices industries.  Our process is highly automated, utilizing advanced robotics to ensure the high levels of quality and efficiency.

•                  3D Printing (“Additive Manufacturing” or “AM”).  Our business offers a variety of 3D printing options, with an emphasis on metal 3D printing and rapid tooling.  In general, we believe the metal Additive Manufacturing sector to be one of the more attractive segments of the industry, in addition to having significant barriers to entry.  Furthermore, metal 3D printing, while a complex technology, is similar to our MIM business.  Our 3D printing capabilities enable ARC to offer rapid prototyping and short-run production, helping our customers improve their speed-to-market.  Due to our existing customer base, metallurgy background, and injection molding capabilities, we believe we are one of the best positioned companies to benefit from the growth of additive manufacturing.

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

•                  Wireless.  Our wireless business designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks.  Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value-added resellers and other original equipment manufacturers (“OEM”).

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

•                  The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, metal stamping, and hermetic sealing.  Industries served include medical and dental devices, firearms and defense, automotive, aerospace, consumer durables, and electronic devices.

•                  The 3DMT Group was strategically established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our tooling product line, 3D Material Technologies, and Advance Tooling Concepts, LLC (“ATC”), which was acquired in April 2014.

•                  The Flange and Fittings Group consists of General Flange & Forge (“GF&F”).  GF&F provides custom machining needs and special flange facings.

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

Results of Operations for the three months ended September 28, 2014 compared to the three months ended September 29, 2013

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales:

	Three Months Ended
	September 28, 2014		September 29, 2013
	Amount	Percent of sales	Amount	Percent of sales
Sales	$28,698	100.0%	$18,400	100.0%
Cost of sales	21,715	75.7	12,729	69.2
Gross profit	6,983	24.3	5,671	30.8
Selling, general and administrative	5,499	19.2	3,770	20.5
Merger expense	176	0.6	—	—
Income from operations	1,308	4.5	1,901	10.3
Other income (expense), net	(2)	—	—	—
Interest expense, net	(921)	(3.2)	(205)	(1.1)
Income before income taxes	385	1.3	1,696	9.2
Income tax expense	(153)	(0.5)	(386)	(2.1)
Net income	$232	0.8%	$1,310	7.1%

Sales

Sales during the three month period ended September 28, 2014 totaled $28.7 million, representing an increase of $10.3 million, or 56.0%, from $18.4 million during the three month period ended September 29, 2013.  The change in sales by reportable segment was as follows:

•                  Precision Components Group sales were $21.8 million during the three month period ended September 28, 2014, representing an increase of approximately $6.7 million, or 44.4%, as compared with sales of $15.1 million in the prior year period.  The increase in sales was primarily due to the acquisitions of Thixoforming LLC, and the assets of Kecy Corporation and 411 Munson Holding (collectively referred to as “Kecy”) during fiscal year 2014.

•                  3DMT Group sales were $4.7 million during the three month period ended September 28, 2014, representing an increase of approximately $3.4 million, or 261.5%, as compared with sales of $1.3 million in the prior year period.  This increase was primarily due to the acquisition of ATC in April 2014.

•                  Flanges and Fitting Group sales were $1.5 million during the three month period ended September 28, 2014, representing an increase of approximately $0.2 million, or 15.4%, as compared with sales of $1.3 million in the prior year period.  The increase was due to sales of new products being carried in inventory of $0.1 million and an increase in one-time projects of $0.1 million.

•                  Wireless Group sales were $0.7 million during the three month period ended September 28, 2014, which was comparable to sales of $0.7 million in the prior year period.

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

On a consolidated basis gross profit was $7.0 million during the three month period ended September 28, 2014, representing an increase of approximately $1.3 million, or 22.8%, as compared with gross profit of $5.7 million in the prior year period.  Gross margin decreased to 24.3% in the three month period ended September 28, 2014, compared with 30.8% in the three month period ended September 29, 2013.  The primary reason for the increase in gross profit was higher sales due to the acquisitions of Kecy. ATC, and Thixoforming.  The primary reason for the decrease in gross margin was due to lower margins associated with sales from certain acquired companies, and decreased factory utilization from lower sales at certain of our MIM facilities.  Gross profit by reportable segment is as follows:

•                  Precision Components Group gross profit was $5.5 million during the three month period ended September 28, 2014, representing an increase of approximately $0.8 million, or 17.0%, as compared with gross profit of $4.7 million in the prior year period.  Gross margin decreased to 25.3% in the three month period ended September 28, 2014, compared with 31.1% in the three month period ended September 29, 2013.  The primary reason for the increase in gross profit was higher sales due to the acquisition of Kecy.  The primary reason for the decrease in gross margin was due to lower margins associated with sales from Kecy, and decreased factory utilization from lower sales at certain of our MIM facilities.

•                  3DMT Group gross profit was $0.9 million during the three month period ended September 28, 2014, representing an increase of approximately $0.5 million, or 125.0%, as compared with gross profit of $0.4 million in the prior year period.  Gross margin decreased to 18.9% in the three month period ended September 28, 2014, compared with 29.8% in the three month period ended September 29, 2013.  The primary reason for the increase in gross profit was higher sales from ATC.  The primary reason for the decrease in gross margin was due to a lower margin associated with sales from ATC.

•                  Flanges and Fitting Group gross profit was $0.4 million during the three month period ended September 28, 2014, representing an increase of approximately $0.1 million, or 33.3%, as compared with gross profit of $0.3 million in the prior year period.  Gross margin increased to 26.7% in the three month period ended September 28, 2014, compared with 22.9% in the three month period ended September 29, 2013.  The primary reasons for the increases in gross profit and gross margin were improved capacity utilization resulting from higher sales volume and cost containment efforts.

•                  Wireless Group gross profit was $0.2 million during the three month period ended September 28, 2014, as compared with gross profit of $0.3 million in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expense, or SG&A, totaled $5.5 million, or 19.2% of sales, during the three month period ended September 28, 2014, compared with $3.8 million, or 20.5% of sales during the three month period ended September 29,

2013.  The increase in SG&A expense during the three month period ended September 28, 2014 was primarily due to costs incurred by companies acquired during fiscal year 2014 and 3DMT, totaling approximately $1.9 million, of which $0.7 million consisted of amortization of acquired intangible assets.

Merger Expense

Merger expense totaled $176 thousand during the three month period ended September 28, 2014 compared with $0 in the prior year period.  The merger expense incurred in the first quarter of fiscal year 2015 was due to professional fees for services provided during the quarter that related to acquisitions completed in the fourth quarter of fiscal year 2014.

Interest Expense, Net

Interest expense, net was $0.9 million during the three month period ended September 28, 2014, compared to $205 thousand during three month period ended September 29, 2013.  The increase in expense was primarily the result of additional debt outstanding as a result of entering into a new credit agreement during the fourth quarter of fiscal year 2014 to finance acquisitions.

Income Taxes Expense

Income tax expense was $153 thousand (39.7% effective rate) for the three-month period ended September 28, 2014, compared to $386 thousand (22.8% effective rate) for the three-month period ended September 29, 2013.  The primary reason for the decrease in tax expense was lower pre-tax income.  The increase in effective tax rate for the three-month period ended September 28, 2014 as compared to the three-month period ended September 29, 2013 was primarily due to lower profit before tax causing discrete tax adjustments to have a larger impact on the effective tax rate for the three-month period ended September 28, 2014 and due to reductions in the valuation allowance that favorably impacted the effective tax rate for the three month period ended September 29, 2013.

Liquidity and Capital Resources

As of September 28, 2014, we had cash and cash equivalents of $7.3 million.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations for the next twelve months.

In summary, our cash flows were (in thousands):

	Three months ended
	September 28, 2014	September 29, 2013
Net cash provided by (used in) operating activities	$(2,546)	$2,866
Net cash used in investing activities	(2,457)	(371)
Net cash provided by (used in) financing activities	2,931	(1,758)

Operating Activities

Cash used in operating activities was $2.5 million for three month period ended September 28, 2014 as compared to $2.9 million of cash provided by operating activities in the three month period ended September 29, 2013.  The decrease in cash provided by operating activities in the three month period ended September 28, 2014 was primarily attributable to lower net income of $1.1 million, and uses of working capital the largest of which were a decrease in accounts payable of $2.5 million and an increase in inventory of $1.1 million.

Investing Activities

Cash used in investing activities increased $2.1 million to $2.5 million in the three month period ended September 28, 2014, from $371 thousand in the three month period ended September 29, 2013.  The increase was primarily due to expansion of our MIM production facilities in Colorado to meet anticipated growth.

Financing Activities

Cash provided by financing activities increased $4.7 million to $2.9 million for the three month period ended September 28, 2014, compared with cash used of $1.8 million for the three month ended September 29, 2013.  The increase in cash provided by financing activities was due to cash proceeds of $3.5 million from the Citizens Bank Credit Facility and lower principal payments on debt of $1.2 million.

Debt and Credit Arrangements

Credit Facility

On April 7, 2014, six of the Company’ fifteen subsidiaries, AFT, ARC Wireless, GF&F, FloMet, Tekna Seal, and 3D Material Technologies, acting as borrowers (each a “Borrower” and collectively, the “Borrowers”) and the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank as Administrative Agent, Collateral Agent, Sole Lead Arranger, and Sole Bookrunner, and Capital One, N.A. as Syndication Agent.  The Credit Agreement provides for availability of up to $90.0 million, consisting of (i) a senior secured revolving commitment in the principal amount of $20.0 million; (ii) a senior secured term loan commitment in the principal amount of $45.0 million; and (iii) a senior secured delayed draw term loan commitment in the principal amount of $25.0 million (collectively, the “Credit Facility”).  The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and its subsidiaries ARC Wireless, Quadrant Metals Technologies LLC, GF&F, Tekna Seal, Advance Tooling Concepts, LLC, and Thixoforming LLC.

Our obligations under the Credit Facility are collateralized by substantially all of our assets.  The Credit Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement.  The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with affiliates.  The Credit Facility also requires that we comply with a maximum leverage ratio and minimum interest coverage ratio.  As of September 28, 2014, the Company was not in compliance with certain of its debt covenants, however, the Company obtained a waiver from certain provisions in which it was not in compliance.

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

Subordinated Term Loan Agreement

On the Effective Date, the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into a subordinated term loan credit agreement, together with McLarty Capital Partners SBIC, L.P., (“McLarty”) as administrative agent, and other lenders from time to time party thereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million.  McLarty is indirectly a related party to one of the officers and directors of the Company and therefore the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of September 28, 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain.  Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Form 10-K for the fiscal year ended June 30, 2014.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, we have concluded that disclosure controls and procedures were not effective as of September 28, 2014 at the reasonable assurance level due to a weakness in our internal control over financial reporting.

Our management has identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board as of September 28, 2014.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, management has presented a proposed remediation plan to the Audit Committee concerning SEC reporting compliance.  Included in the process of designing a proposed remediation plan is evaluation of the accounting staff and assessing the needs for training, and evaluation of the need for heavier usage of outside consultants.  We are committed to improving our financial organization and implementing a timely remediation plan in fiscal year 2015.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

(1)         Incorporated by reference from the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on November 10, 2014.

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

ARC GROUP WORLDWIDE, INC.

Date: November 12, 2014	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: November 12, 2014	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Chief Financial Officer and
Chief Accounting Officer