Form 10-Q
period 2014-12-28
ARC Group Worldwide, Inc.
filed 2015-02-05
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

As of February 4, 2015, the Registrant had 15,080,121 shares outstanding of its $0.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the six months ended
(in thousands, except for share and per share amounts)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales	$27,106	$19,942	$55,804	$38,342
Cost of sales	20,719	13,610	42,434	26,387
Gross profit	6,387	6,332	13,370	11,955
Selling, general and administrative	4,919	3,780	10,418	7,502
Merger expense	11	—	187	—
Income from operations	1,457	2,552	2,765	4,453
Other (expense) income, net	(9)	7	(11)	7
Interest expense, net	(1,213)	(294)	(2,134)	(499)
Income before income taxes	235	2,265	620	3,961
Income tax expense	(237)	(690)	(390)	(1,076)
Net (loss) income	(2)	1,575	230	2,885
Less: Net income attributable to non-controlling interests	(58)	(61)	(114)	(117)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(60)	$1,514	$116	$2,768

Net income per common share:
Basic and diluted income per share	$—	$0.10	$0.01	$0.19

Weighted average common shares outstanding:
Basic and diluted	14,673,205	14,693,285	14,673,205	14,506,817

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)	December 28, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$9,384
Accounts receivable, net	15,679	15,337
Inventories, net	16,432	15,231
Prepaid and other current assets	4,058	2,606
Total current assets	40,028	42,558
Property and equipment, net	45,772	45,268
Goodwill	14,764	16,357
Intangible assets, net	29,089	30,825
Other	2,019	1,381
Total assets	$131,672	$136,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,485	$9,430
Accrued expenses	5,623	5,905
Deferred revenue	1,290	1,016
Bank borrowings, current portion of long-term debt	13,120	14,419
Capital lease obligations, current portion	1,140	1,124
Accrued escrow obligation	4,291	2,400
Total current liabilities	31,949	34,294
Long-term debt, net of current portion	62,807	62,757
Capital lease obligations, net of current portion	4,240	4,723
Accrued escrow obligation	—	2,600
Other	1,276	674
Total liabilities	100,272	105,048

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 15,088,522 shares issued and 15,080,121 shares outstanding at December 28, 2014 and June 30, 2014	3	3
Treasury stock, at cost; 8,401 shares at December 28, 2014 and June 30, 2014	(94)	(94)
Additional paid-in capital	14,122	14,293
Retained earnings	16,259	16,143
ARC Group Worldwide, Inc. total stockholder equity	30,290	30,345
Non-controlling interest	1,110	996
Total stockholders’ equity	31,400	31,341
Total liabilities and stockholders’ equity	$131,672	$136,389

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
(in thousands)	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$230	$2,885
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,666	1,790
Non-cash stock based compensation expense	—	779
Amortization of debt discount	—	211
Bad debt expense and other	(56)	59
Deferred income taxes	12	—
Changes in working capital:
Accounts receivable	(309)	526
Inventory	(1,200)	(936)
Prepaid expenses and other assets	(1,502)	(200)
Accounts payable	(2,944)	30
Other accrued expenses	604	978
Deferred revenue	274	(92)
Net cash (used in) provided by operating activities	(225)	6,030

Cash flows from investing activities:
Purchase of plant and equipment	(3,446)	(892)
Net cash used in investing activities	(3,446)	(892)

Cash flows from financing activities:
Proceeds from debt issuance	23,500	—
Repayments of long-term debt and capital lease obligations	(25,216)	(3,112)
Stock issuance costs	(138)	—
Repurchase of shares	—	(93)
Net cash used in financing activities	(1,854)	(3,205)
Net (decrease) increase in cash and cash equivalents	(5,525)	1,933
Cash and cash equivalents, beginning of period	9,384	3,601
Cash and cash equivalents, end of period	$3,859	$5,534
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,587	$288
Cash paid for income taxes	$20	$—
Non-cash investing and financing activities:
Termination of note receivable from related party	$—	$272

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

AFT is comprised of two operating units, AFT-U.S. and AFT Hungary.  From 1991 until its acquisition by ARC, AFT was operated as a division of Precision Castparts Corp., a publicly traded company.  In April 2014, ARC acquired in separate transactions Advance Tooling Concepts, LLC (“ATC”) and Thixoforming LLC (“Thixoforming”).  In June 2014, ARC acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (collectively referred to herein as “Kecy”).

Everest Hill Group Inc. (“Everest Hill Group”) has been the Company’s majority stockholder since 2008.  ARC and Everest Hill Group are under common control.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year begins July 1 and ends June 30, with the interim quarterly reporting periods consisting of thirteen weeks.  Therefore, the quarter end will not always coincide with the date of the end of the calendar month.

The Consolidated Financial Statements include the amounts of ARC and its controlled subsidiaries.  All material intercompany transactions have been eliminated in consolidation.  The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Plant and Equipment

Plant and equipment is stated at cost or acquisition date fair value less accumulated depreciation.  Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets.  Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

Goodwill, Intangibles and Other Long-lived Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  The qualitative assessment includes comparing the overall financial performance of the reporting units against historical financial results.  Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, and other relevant entity and reporting unit specific events.  If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed.  Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis.  The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.  There were no impairments of goodwill recognized during the six months ended December 28, 2014 or December 29, 2013.

Intangible assets (identified as patents, trademarks, customer relationships, non-compete agreements and other) are recorded at fair value at the time of acquisition.  Finite-lived intangibles are stated at cost less accumulated amortization.  Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value.  There were no impairments of long-lived assets during the six months ended December 28, 2014 or December 29, 2013.

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

Research and Development Costs

Research and development costs are expensed as incurred. The majority of these expenditures consist of salaries for engineering and manufacturing personal and fees paid to consultants for services rendered.  For the three and six months ended December 28, 2014, the Company incurred $344 thousand and $704 thousand, respectively, for research and development, which is included in selling, general, and administrative expense on the accompanying Unaudited Condensed Consolidated Statements of Operations.

Non-Controlling Interest

In connection with the acquisitions of FloMet and TeknaSeal, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries’ boards of directors.  Third party investors own approximately 4% of the outstanding shares of FloMet and approximately 6% of the outstanding shares of TeknaSeal.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries for the periods reported and the results of operations of these subsidiaries since the dates of acquisitions.  The Company has recognized the net income attributable to the non-controlling interest in the Company’s subsidiaries in the Statements of Operations.

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

NOTE 3 — Business Acquisitions

Advance Tooling Concepts

On April 7, 2014, the Company acquired the membership interests of ATC (referred to herein as the “ATC Acquisition”) for $24.3 million.  A portion of the purchase price, $2.4 million, was placed into escrow for a period of 12 months (referred to herein as the “ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  Under the terms of the ATC escrow arrangement, the ATC Escrow was secured by newly issued shares of the Company equal to 125% of the amount that would be paid in cash.  If, after the 12 month escrow period expires, the Company has met these fiscal obligations, the seller will be paid the balance of the purchase price in cash, with the stock released from escrow and placed into treasury.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of the working capital adjustment.  The Company determined the common stock held in escrow was mandatory redeemable and therefore recorded $1.7 million as a current liability in the accompanying balance sheet.

ATC is a plastic injection molding company offering complete plastic injection molding capabilities, as well as in-house molding and tooling expertise, to customers.  This acquisition strengthens the Company’s ability to offer customers a suite of advanced manufacturing products and services and increase the speed-to-market.  The total purchase price for the acquisition of ATC was as follows:

(in thousands)	Amount
Cash paid	$20,670
Payoff of ATC indebtedness	1,230
Common stock placed escrow	1,691
Aggregate purchase price	$23,591

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of ATC at the acquisition date.

(in thousands)	Amount
Cash and cash equivalents	$1,694
Accounts receivable	1,248
Inventory	469
Other current assets	13
Property and equipment	3,976
Intangible assets	15,788
Goodwill	2,766
Current liabilities	(2,363)
Fair value of net assets acquired	$23,591

The determination of the fair values of the acquired assets and assumed liabilities, and the related determination of estimated lives of depreciable tangible and identifiable intangible assets, requires significant judgment. The fair value amounts related to the acquisition of ATC are provisional and the Company will complete its final determination no later than April 6, 2015.  The final determination may be significantly different than the provisional amounts.  When amounts previously recognized as provisional are finalized, they are reported at their final amounts as though they had been completed as of the acquisition date. Changes to fair values are adjusted retrospectively in the current period financial statements.

The fair values of acquired assets and liabilities were revised from the estimated values initially filed on Form 8-K/A on June 24, 2014 as a result of the Company’s normal process for determining the fair value of acquired assets and assumed liabilities. Revisions were made primarily to assign fair values to acquired intangible assets of $15.8 million and property and equipment of $1.5 million that had previously been provisionally recorded as goodwill.  Other adjustments made to current assets, totaling $1.4 million, and current liabilities, totaling $1.3 million, resulted from.the same normal process for determining fair values of acquired assets and assumed liabilities.  During the quarter ended September 28, 2014, the Company revised the fair values of current liabilities assumed and goodwill by $40 thousand.  The results of ATC’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of April 7, 2014.

Kecy

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (referred to herein as the “Kecy Acquisition”) for approximately $26.8 million.  A portion of the purchase price, $2.6 million, was placed into escrow for a period of 18 months (referred to herein as the “Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  Under the terms of the Kecy escrow arrangement, the Kecy Escrow was secured by newly issued shares of the Company equal to the amount that would be paid in cash.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller, with the stock released from escrow and placed into treasury.  As a result, the Company has determined the common stock held in escrow is mandatory redeemable and have therefore recorded $2.6 million as a current ;liability in the accompanying balance sheet as of December 28, 2014.

Kecy is a precision metal stamping company and offers value-added secondary design and production processing.  The acquisition allows ARC to provide its customers metal stamping applications in order to offer a more holistic solution and increase the speed-to-market.  The total purchase price for the acquisition of Kecy was as follows:

(in thousands)	Amount
Cash paid	$23,225
Excess working capital acquired	1,009
Common stock placed escrow	2,600
Aggregate purchase price	$26,834

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

The aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $500 thousand, which has been recognized as goodwill. Goodwill associated with this acquisition is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Kecy at the acquisition date.

(in thousands)	Amount
Accounts receivable	$3,370
Inventories	3,182
Prepaid and other current assets	49
Property and equipment	9,255
Goodwill	500
Intangible assets	11,396
Accounts payable	(188)
Accrued expenses	(730)
Fair value of net assets acquired	$26,834

The determination of the fair values of the acquired assets and assumed liabilities, and the related determination of estimated lives of depreciable tangible and identifiable intangible assets, requires significant judgment. The fair value amounts related to the acquisition of Kecy are provisional and the Company will complete its final determination no later than June 24, 2015.  The final determination may be significantly different than the provisional amounts.  When amounts previously recognized as provisional are finalized, they are reported at their final amounts as though they had been completed as of the acquisition date. Changes to fair values are adjusted retrospectively in the current period financial statements.

The fair values of acquired assets and liabilities were revised from the estimated values initially filed on Form 8-K/A on September 8, 2014 as a result of the Company’s normal process for determining the fair value of acquired assets and assumed liabilities. Revisions were made primarily to assign fair values to acquired intangible assets of $4.1 million that had previously been recorded provisionally as goodwill.  Other adjustments made to current assets, totaling $(1.5) million, and current liabilities, totaling $(0.6) million, resulted from the same normal process for determining fair values of acquired assets and assumed liabilities. During the three month period ended December 28, 2014, the Company revised the fair value of inventory and goodwill by $925 thousand.  The results of Kecy’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of June 25, 2014.

Pro Forma Financial Information (Unaudited)

The historical operating results of ATC and Kecy have not been included in the Company’s historical consolidated operating results prior to their acquisition dates.  The following unaudited pro forma information presents the combined results of continuing operations for the six months ended December 29, 2013 as if the acquisitions had been completed on July 1, 2012.  The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings that may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results.

(in thousands, except per share data)	Six Months Ended December 29, 2013
Revenue	$59,161
Net income	$2,942
Basic and diluted net income per common share	$0.20

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

The Company did not have cash equivalents at December 28, 2014 and June 30, 2014.

Cash held in financial institutions outside the United States to support existing operations and planned growth totaled $0.7 million and $0.6 million as of December 28, 2014 and June 30, 2014, respectively.  The Company’s Hungarian subsidiary, where these funds are held, is taxed in a similar manner to its domestic subsidiaries.  Thus, the Company would not incur a tax obligation should it decide to repatriate these funds.

The Company values its debt using Level 3 unobservable inputs.  As the interest rates on the debt are variable, the carrying amount approximates fair market value.

There were no transfers of assets or liabilities between levels in the valuation hierarchy during the periods ended December 28, 2014 and June 30, 2014.

NOTE 5 — Inventory

Inventories consisted of the following:

(in thousands)	December 28, 2014	June 30, 2014
Raw materials and supplies	$5,743	$4,741
Work-in-process	7,635	6,475
Finished goods	3,802	4,217
	17,180	15,433
Less: Reserve for obsolescence	(748)	(202)
	$16,432	$15,231

NOTE 6 — Plant and Equipment

Plant and equipment consisted of the following:

(in thousands)	Depreciable Life (in years)	December 28, 2014	June 30, 2014
Land	—	$1,264	$1,264
Building and improvements	7 - 40	17,376	17,369
Machinery and equipment	3 - 12	39,577	36,251
Office furniture and equipment	3 - 10	896	883
Construction-in-process	—	2,444	2,358
		61,557	58,125
Less: Accumulated depreciation		(15,785)	(12,857)
		$45,772	$45,268

Depreciation expense totaled $1.5 million and $0.7 million for the three months ended December 28, 2014 and December 29, 2013, respectively and $2.9 million and $1.5 million for the six months ended December 28, 2014 and December 29, 2013, respectively.

NOTE 7 — Goodwill, Intangibles and Other Long-lived Assets

The following table summarizes the activity in the Company’s goodwill account during the six month period ended December 28, 2014:

(in thousands)	Amount
Balance, June 30, 2014	$16,357
Purchase accounting adjustments	(1,593)
Balance, December 28, 2014	$14,764

The following table summarizes the Company’s intangible assets as follows:

	As of December 28, 2014			As of June 30, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents and tradenames	$3,773	$(407)	$3,366	$3,773	$(290)	$3,483
Customer relationships	24,077	(2,409)	21,668	24,077	(1,205)	22,872
Non-compete agreements and other	4,652	(597)	4,055	4,652	(182)	4,470
Total	$32,502	$(3,413)	$29,089	$32,502	$(1,677)	$30,825

Patents and tradenames, customer relationships, and non-compete agreements and other intangible assets are amortized using the straight line method over a weighted average useful lives of approximately13.5 years, 10.8 years, and 6.5 years, respectively.  Amortization expense totaled $0.9 million and $0.2 million for identifiable intangible assets for the three months ended December 28, 2014 and December 29, 2013, respectively, and $1.7 million and $0.3 million six months ended December 28, 2014 and December 29, 2013, respectively.  Estimated future amortization expense for the next five years as of December 28, 2014, is as follows:

(in thousands)	Amount
Fiscal Years:
2015 (1)	$1,735
2016	3,471
2017	3,471
2018	3,470
2019	3,288
Thereafter	13,654
Total	$29,089

(1)         Represents estimated amortization for the six month period ended June 30, 2015.

NOTE 8 — Debt

Long-term debt payable consists of the following:

(in thousands)	December 28, 2014	June 30, 2014
Senior secured revolving commitment	$8,560	$9,310
Senior secured term loan	35,944	43,875
Senior secured delayed draw term loan	11,423	23,700
Subordinated term loan	20,000	—
Other	—	291
Total long-term debt	75,927	77,176
Less: current portion	(13,120)	(14,419)
Non-current portion	$62,807	$62,757

Amended & Restated Credit Agreement

On November 10, 2014 (the “Effective Date”), the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement with Citizens Bank (the “Amended & Restated Credit Agreement”), which amends and restates the Credit Agreement, dated as of April 7, 2014 (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated as of June 25, 2014 (the “June 2014 Amendment”), by and among the Company and its certain subsidiaries, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto, regarding loans and extensions of credit in the principal amount of up to $90.0 million. In consideration for the Company and its subsidiaries entering into the Amended & Restated Credit Agreement, the Administrative Agent and the Lenders waived non-compliance of the Company and its subsidiaries with respect to certain covenants in the Original Credit Agreement and the June 2014 Amendment. On December 23, 2014,  the parties to the Amended & Restated Credit Agreement entered into a first amendment (the “Citizens First Amendment”)  to make technical corrections and to clarify, among other matters, that mandatory prepayments of the loans will not be required in connection with any issuance of equity interests of the Company so long as the Company’s senior leverage ratio is less than 2.25:1.00 and the proceeds thereof are utilized within 90 days to (i) finance a permitted acquisition or other permitted investments; or (ii) to finance consolidated capital expenditures.  If after issuance of equity interests the Company’s senior leverage ratio is greater than 2.25:1.00 (as calculated on a pro forma basis), then the proceeds of the issuance of the equity interests will be utilized as follows: 100% of the amount, if any, of such net cash proceeds necessary to reduce the senior leverage ratio to 2.75:1.00 on a pro forma basis, plus (y) 75% of the balance, if any, of such net cash proceeds remaining, to the extent necessary to reduce the Senior Leverage Ratio to 2.25:1.00 on a Pro Forma Basis, plus (z) 50% of the balance, if any, of such net cash proceeds remaining.  In the event that any proceeds from the issuance of equity interests are to be applied as cure amounts under the Amended and Restated Credit Agreement, then 100% of such net cash proceeds will be required to be paid as mandatory prepayments of the loans.

The Amended & Restated Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate (as defined in the Credit Agreement), plus a margin based on the applicable Leverage Ratio, payable monthly; or (ii) an Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) Citizens Bank’s then publicly announced prime rate, (b) Federal Funds Rate as then in effect plus 1/2 of 1.0% or (c) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) as then in effect plus 1.0%. At December 28, 2014, interest rates on borrowings under the Credit Agreement ranged from 4.15% to 6.25%.

Subordinated Term Loan Agreement

On the Effective Date, the Company and certain of its subsidiaries entered into a subordinated term loan credit agreement with McLarty as administrative agent, and other lenders from time to time party thereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million. McLarty is indirectly a related party to one of the officers and directors of the Company, and therefore the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders. On the Effective Date, the Company, using proceeds from the Subordinated Credit Facility, repaid a similar portion of the previously borrowed loans under the Senior Credit Facility. On December 29, 2014, the Company entered into an amendment to the Subordinated Loan Agreement (the “McLarty First Amendment”)  to clarify, among other matters, that mandatory prepayments of the subordinated loans will not be required in connection with any issuance of equity interests of the Company so long as, after satisfaction of mandatory prepayment obligations under the Senior Credit Facility, the Company’s senior leverage ratio is less than 2.25:1.00 and the proceeds thereof are utilized within 90 days to (i) finance a permitted acquisition or other permitted investments; or (ii) to finance consolidated capital expenditures.  If after issuance of equity interests the Company’s senior leverage ratio is greater than 2.25:1.00 (as calculated on a pro forma basis), then the proceeds of the issuance of the equity interests will be utilized as follows: 25% of the amount, if any, of such net cash proceeds necessary to reduce the senior leverage ratio to 2.25:1.00 on a pro forma basis, plus (y) 50% of the balance, if any, of such net cash proceeds remaining, to the extent necessary to reduce the Senior Leverage Ratio to 2.25:1.00.  In the event that any proceeds from the issuance of equity interests are to be applied as cure amounts under the Subordinated Loan Agreement, then 100% of such net cash proceeds will be required to be paid as mandatory prepayments of the subordinated loans.

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

The credit agreements governing our Senior Credit Facility and the Subordinated Credit Facility require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios in certain situations and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default on the credit agreements or other debt instruments, our financial condition would be adversely affected.  If our senior leverage ratios are not compliant with the applicable requirements of the Senior Credit Facility and the Subordinated Credit Facility, we will be required to use some or all of the proceeds of an issuance of equity interests of the Company to repay part of our outstanding loans. Even if our senior leverage ratios are compliant with the applicable requirements of the Senior Credit Facility and the Subordinated Credit Facility, if we are not able to utilize within 90 days of the closing of this offering to finance a permitted acquisition or other permitted investments; or to finance consolidated capital expenditures, then we will be required to use some or all of the proceeds of this offering to repay part of our outstanding loans.

The following schedule represents the Company’s future debt payments as of December 28, 2014:

(in thousands)	Amount
2015 (1)	$11,403
2016	7,299
2017	9,016
2018	10,305
2019 and thereafter	37,904
Total	$75,927

(1)   Represents long-term debt principal payments for the six month period ending June 30, 2015.

NOTE 9 - Income Taxes

The effective tax rate for the six months ended December 28, 2014 and December 29, 2013 was 62.9% and 27.2%, respectively.  The effective tax rate for the three months and six months ended December 28, 2014 was negatively impacted by $95 thousand and $109 thousand, respectively, of discrete items recognized during the period.  The lower profit before tax during the period caused these discrete items to have a larger impact on the effective tax rate.  The effective tax rate for the three months ended December 29, 2013 was favorably impacted by a decrease in the valuation allowance on deferred tax assets.  The Company’s effective tax rate could fluctuate significantly on a quarterly basis due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

As of December 28, 2014 and June 30, 2014, deferred tax assets of $2.0 million and $1.2 million, respectively, have been included in prepaid and other current assets in the accompanying balance sheets.  Deferred tax asset non-current portion was $0 and $0.3 million as of December 28, 2014 and June 30, 2014, respectively, and has been included in other assets.  Current taxes payable of $1.8 million as of December 28, 2014 and June 30, 2014 have been included in accrued expenses.  Long-term deferred tax obligations totaled $0.6 million at December 28, 2014 and $0 at June 30, 2014.

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

The amount of unrecognized tax benefits for uncertain tax positions was $568 thousand as of December 28, 2014 and June 30, 2014, excluding related liabilities for interest and penalties of $118 thousand and $106 thousand as of December 28, 2014 and June 30, 2014, respectively.  The liability and related interest have been included in other liabilities in the accompanying balance sheets.

The Company has elected to include the operations of its foreign subsidiary located in Hungary in its U.S. consolidated income tax return, and as such is included in its provision for income taxes. Other foreign earnings for which the Company has not provided for U.S. taxes totaled approximately $0.8 million as of December 28, 2014.

NOTE 10 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 406,238 shares, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller.  As these shares are not expected to be released, these shares have been excluded from the basic and diluted share computations.  As of December 28, 2014 and December 29, 2013, the Company had no outstanding stock equity awards, therefore there was no computation of dilutive securities.

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

•                  Mr. Jason Young and Mr. Alan Quasha, an officer of QMI, each serve on the Board of Managers of QMT and receive fees for such services.

McLarty Capital Partners SBIC, L.P.

McLarty Capital Partners SBIC, L.P. is indirectly a related party to the Company and as such the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

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

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

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

•                  The 3DMT Group was strategically established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating the “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our tooling product line, 3DMT (our 3D printing and additive manufacturing operations), and ATC, which was acquired in April 2014.

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

Summarized segment information for the Company’s four segments for three and six month periods ended December 28, 2014 and December 29, 2013 is as follows:

	Three months ended,		Six months ended,
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net sales:
Precision Components Group	$21,976	$16,868	$43,776	$31,993
3DMT Group	3,169	845	7,851	2,172
Flanges and Fittings Group	1,518	1,336	3,045	2,597
Wireless Group	443	893	1,132	1,580
Consolidated net sales	$27,106	$19,942	$55,804	$38,342

Operating costs:
Precision Components Group	19,400	14,034	38,303	26,454
3DMT Group	3,622	598	8,661	1,530
Flanges and Fittings Group	1,350	1,246	2,674	2,435
Wireless Group	494	685	1,170	1,183
Consolidated operating costs	$24,866	$16,563	$50,808	$31,602

Segment operating income from continuing operations:
Precision Components Group	2,576	2,834	5,473	5,539
3DMT Group	(453)	247	(810)	642
Flanges and Fittings Group	168	90	371	162
Wireless Group	(51)	208	(38)	397
Corporate expense	(783)	(827)	(2,231)	(2,287)
Total segment operating income from continuing operations	$1,457	$2,552	$2,765	$4,453

Other non-operating (expense) income	(9)	7	(11)	7
Interest expense, net	(1,213)	(294)	(2,134)	(499)
Non-operating (expense) income	(1,222)	(287)	(2,145)	(492)
Consolidated income from continuing operations before income tax expense and non-controlling interest	$235	$2,265	$620	$3,961

	Three months ended,		Six months ended,
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Capital expenditures:
Precision Components Group	$939	$511	$3,279	$882
3DMT Group	50	—	167	—
Flanges and Fittings Group	—	10	—	10
Wireless Group	—	—	—	—
Consolidated capital expenditures	$989	$521	$3,446	$892

Depreciation and amortization expense:
Precision Components Group	$1,479	$844	$2,919	$1,697
3DMT Group	836	—	1,667	—
Flanges and Fittings Group	22	26	44	52
Wireless Group	18	22	36	41
Consolidated depreciation and amortization expense	$2,355	$892	$4,666	$1,790

(in thousands)	December 28, 2014	June 30, 2014
Total assets:
Precision Components Group	$92,708	$91,045
3DMT Group	29,243	29,826
Flanges and Fittings Group	3,884	3,650
Wireless Group	1,215	1,515
Corporate	4,622	10,353
Consolidated total assets	$131,672	$136,389

Geographic information for the Company is as follows:

	Three months ended,		Six months ended,
(in thousands)	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales from continuing operations: (1)
U.S.	$23,928	$16,639	$49,633	$31,772
International	3,178	3,303	6,171	6,570
	$27,106	$19,942	$55,804	$38,342

(1)        Sales are attributable to the country in which the product is manufactured or service is provided.

(in thousands)	December 28, 2014	June 30, 2014
Long-lived assets:
U.S.	$80,035	$82,861
International	9,590	9,589
	$89,625	$92,450

NOTE 14 — Significant Customers

The Company had sales to six significant customers, deemed to be in excess of 5% of sales, for the three month period ended December 28, 2014 and four significant customers for the three month period ended December 29, 2013, which represented approximately 45.3%, and 43.2%, respectively, of the Company’s total sales.  The Company had sales to three significant customers for the six month period ended December 28, 2014 and four significant customers for the six month period ended December 29, 2013, which represented approximately 25.6%, and 42.5%, respectively, of the Company’s total sales.  The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

	Percentage of Sales
	Three months ended,		Six months ended,
Customer	December 28, 2014	December 29, 2013	December 28, 2014		December 29, 2013
1	9.6%	* %	9.2%		* %
2	9.0%	12.3%	8.2%		13.1%
3	7.8%	9.7%	*	%	9.4%
4	7.6%	11.6%	8.2%		11.0%
5	5.9%	* %	*	%	* %
6	5.4%	* %	*	%	* %
7	* %	9.6%	*	%	9.0%

*Customer represented less than 5% of sales for the periods presented.

	Percentage of Receivables
Customer	December 28, 2014		June 30, 2014
1	**	%	**	%
2	5.4%		8.3%
3	6.3%		**	%
4	5.5%		11.6%
5	**	%	**	%
6	**	%	**	%
7	**	%	**	%

**Customer represented less than 5% of accounts receivable for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Quarterly Report (this “Report”) may contain certain statements about ARC that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those under the caption “Risk Factors” contained herein.  In addition, these statements are based on a number of assumptions that are subject to change.  The forward-looking statements contained in this Report may include all other statements in this document other than historical facts. Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements.  Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses, and future prospects; (ii) business and management strategies and the expansion and growth of ARC; (iii) the effects of government regulation on ARC’s business; and (iv) our plans, objectives, expectations, and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements.  Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts, and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire, and successfully integrate attractive acquisition targets; expected earnings of ARC; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers, and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability of our customers to access required capital at a reasonable costs; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risk factors as disclosed herein under the caption “Risk Factors.”  Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

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

Overview

ARC Group Worldwide, Inc. (referred to herein with all of its subsidiaries as the “Company” or “ARC”) is a leading, global advanced manufacturer and 3D printing service provider. We provide our customers with a holistic solution in precision metal and plastic fabrication, from prototyping to full-run production. We differentiate ourselves from our competitors by providing custom, innovative solutions to improve speed-to-market for our customers.

Our mission is to bring technology and innovation to traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  In particular, our focus is on accelerating the industry adoption of certain technologies, such as automation, robotics, software, and 3D printing (also referred to as additive manufacturing), as well as providing innovative ways to streamline the manufacturing process, including rapid tooling and online instant quoting.

The two key pillars of our business strategy are centered on the following areas:

•                  Providing a Holistic Solution to Manufacturing Needs.  The metal and plastic fabrication industries are fragmented with single-solution providers. Given the inefficiencies of working with these groups, many manufacturers seek to reduce their supplier base by working with more scaled, holistic providers. Our strategy is to operate as a “one-stop shop” by offering a spectrum of highly advanced products, processes, and services across a variety of proprietary base materials, thereby delivering: (i) highly-engineered precision components with efficient production yields; and (ii) consolidated and streamlined supply chains via our holistic solutions.

•                  Accelerating Speed-to-Market.  The traditional manufacturing process, which often includes an inefficient price-quoting system and time-consuming tooling and production, is subject to lengthy bottlenecks.  We focus on reducing these inefficiencies through highly customized prototypes and small batch and short-run services, as well as seamless integration of proprietary technologies, such as online instant quoting, 3D printing, and rapid tooling, dramatically reducing the time and cost associated with new product development.

We believe certain manufacturing processes are moving away from traditional low-cost production centers, given increases in global wages and the displacement of labor by technology. We believe this will further accelerate the adoption of technology, including automation, robots and artificial intelligence, as inefficient and legacy manufacturing paradigms are displaced by new and more efficient systems.  We believe that U.S. manufacturing is poised for a significant rejuvenation as domestic production improves.  We view these developments and the anticipated resurgence of U.S. manufacturing as a substantial growth opportunity for our Company.

We continue to build our enterprise through scalable organic growth, by cross-selling new services to our customer base, and through vertical and horizontal acquisitions.  In particular, we anticipate adding, through acquisitions, additional metal fabrication services in order to further consolidate the supply chain, cross-sell services into our respective customer bases, benefit from the implementation of operational best practices, and further expand our proprietary technologies.

Our key strengths are built upon core capabilities, including:

•                  Metal Injection Molding (“MIM”).  We are a large and rapidly growing MIM provider.  As a pioneer of MIM technology and driven by our proprietary feedstock, vast material science understanding, and powder metallurgy experience, we have one of the most advanced MIM capabilities in the marketplace.  ARC provides high-quality, complex, precision, net-shape metal components to market-leading companies in a numerous sectors, including the medical and dental, firearms and defense, automotive, aerospace, consumer durable, and electronic devices industries.  Our process is highly automated, utilizing advanced robotics to ensure the high levels of quality and efficiency.

•                  3D Printing (“Additive Manufacturing” or “AM”).  We offer a variety of 3D printing solutions, with an emphasis on metal 3D printing and rapid tooling.  In general, we believe the metal Additive Manufacturing sector to be one of the more attractive segments of the industry, in addition to having significant barriers to entry.  Furthermore, metal 3D printing, while a complex technology, is similar to our MIM business.  Our 3D printing capabilities enable ARC to offer rapid prototyping and short-run production, helping our customers improve their speed-to-market.  Due to our existing customer base, metallurgy background, and injection molding capabilities, we believe we are one of the best positioned companies to benefit from the growth of Additive Manufacturing.

•                  Metal & Plastic Fabrication.  We offer a number of specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include magnesium injection molding, tool making, computer numerical control machining, precision stamping, plastic injection molding, hermetic seal assemblies, and fitting and flange manufacturing.

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

•                  The 3DMT Group was strategically established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our tooling product line, 3D Material Technologies (our Additive Manufacturing operations), and Advance Tooling Concepts, LLC, which was acquired in April 2014.

•                  The Flange and Fittings Group consists of General Flange & Forge.  GF&F provides custom machining needs and special flange facings.

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

Results of Operations

The following table summarizes our results of operations for the three months ended December 28, 2014 and December 29, 2013:

	Three Months Ended,
	December 28, 2014		December 29, 2013
(dollars in thousands)	Amount	Percent of sales	Amount	Percent of sales
Sales	$27,106	100.0%	$19,942	100.0%
Cost of sales	20,719	76.4	13,610	68.2
Gross profit	6,387	23.6	6,332	31.8
Selling, general and administrative	4,919	18.2	3,780	19.0
Merger expense	11	—	—	—
Income from operations	1,457	5.4	2,552	12.8
Other (expense) income, net	(9)	—	7	—
Interest expense, net	(1,213)	(4.5)	(294)	(1.4)
Income before income taxes	235	0.9	2,265	11.4
Income tax expense	(237)	(0.9)	(690)	(3.5)
Net (loss) income	$(2)	—	$1,575	7.9%

The following table summarizes our results of operations for the six months ended December 28, 2014 and December 29, 2013:

	Six Months Ended,
	December 28, 2014		December 29, 2013
(dollars in thousands)	Amount	Percent of sales	Amount	Percent of sales
Sales	$55,804	100.0%	$38,342	100.0%
Cost of sales	42,434	76.0	26,387	68.8
Gross profit	13,370	24.0	11,955	31.2
Selling, general and administrative	10,418	18.7	7,502	19.6
Merger expense	187	0.4	—	—
Income from operations	2,765	4.9	4,453	11.6
Other (expense) income, net	(11)	—	7	—
Interest expense, net	(2,134)	(3.8)	(499)	(1.3)
Income before income taxes	620	1.1	3,961	10.3
Income tax expense	(390)	(0.7)	(1,076)	(2.8)
Net income	$230	0.4%	$2,885	7.5%

Sales

For the Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013

Sales during the three month period ended December 28, 2014 totaled $27.1 million, representing an increase of $7.2 million, or 36.2%, from $19.9 million during the three month period ended December 29, 2013.  The change in sales by reportable segment was as follows:

•                  Precision Components Group sales were $22.0 million during the three month period ended December 28, 2014, representing an increase of approximately $5.1 million, or 30.2%, as compared with sales of $16.9 million in the prior year period.  The increase in sales was primarily due to the acquisitions of Thixoforming LLC, and Kecy Corporation and 411 Munson Holding (collectively referred to as “Kecy”) during fiscal year 2014 totaling $7.1 million, partially offsetting by lower sales at certain MIM facilities, most notably to firearm and defense customers.

•                  3DMT Group sales were $3.2 million during the three month period ended December 28, 2014, representing an increase of approximately $2.4 million, or 300.0%, as compared with sales of $0.8 million in the prior year period.  This increase was primarily due to the acquisition of ATC in April 2014.

•                  Flanges and Fitting Group sales were $1.5 million during the three month period ended December 28, 2014, representing an increase of approximately $0.2 million, or 15.4%, as compared with sales of $1.3 million in the prior year period.  The increase was primarily the result of recent operational initiatives following management changes.

•                  Wireless Group sales were $0.4 million during the three month period ended December 28, 2014, representing a decrease of approximately $0.5 million, or 55.6%, as compared with sales of $0.9 million in the prior year period.  The decrease was primarily attributable to a one-time production delay at a contract manufacturer.

For the Six Months Ended December 28, 2014 Compared to the Six Months Ended December 29, 2013

Sales during the six month period ended December 28, 2014 totaled $55.8 million, representing an increase of $17.5 million, or 45.7%, from $38.3 million during the three month period ended December 29, 2013.  The change in sales by reportable segment was as follows:

•                  Precision Components Group sales were $43.8 million during the six month period ended December 28, 2014, representing an increase of approximately $11.8 million, or 36.9%, as compared with sales of $32.0 million in the prior year period.  The increase in sales was primarily due to the acquisitions of Thixoforming LLC, and Kecy during fiscal year 2014 totaling $13.9 million, partially offsetting by lower sales at certain MIM facilities, most notably to firearm and defense customers.

•                  3DMT Group sales were $7.9 million during the six month period ended December 28, 2014, representing an increase of approximately $5.7 million, or 259%, as compared with sales of $2.2 million in the prior year period.  This increase was primarily due to the acquisition of ATC in April 2014.

•                  Flanges and Fitting Group sales were $3.0 million during the six month period ended December 28, 2014, representing an increase of approximately $0.4 million, or 15.4%, as compared with sales of $2.6 million in the prior year period.  The increase was primarily the result of recent operational initiatives following management changes.

•                  Wireless Group sales were $1.1 million during the six month period ended December 28, 2014, representing a decrease of approximately $0.5 million, or 31.3%, as compared with sales of $1.6 million in the prior year period.  The decrease was primarily attributable to a one-time production delay at a contract manufacturer.

Gross Profit

Gross profit is affected by a number of factors including product mix, cost of labor and raw materials, unit volumes, pricing, competition, new products and services as a result of acquisitions and new customer programs, and capacity utilization.  In the case of acquisitions and new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead.  Gross margin often improves over time as manufacturing volumes, utilization rates, and overhead absorption levels improve.  As a result of these various factors, our gross margin varies from period to period.

For the Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013

On a consolidated basis gross profit was $6.4 million during the three month period ended December 28, 2014, representing an increase of approximately $0.1 million, or 1.6%, as compared with gross profit of $6.3 million in the prior year period.  Gross margin decreased to 23.6% in the three month period ended December 28, 2014, compared with 31.8% in the three month period ended December 29, 2013.  The primary reason for the increase in gross profit was higher sales due to the acquisitions of Kecy. ATC, and Thixoforming.  The primary reasons for the decrease in gross margin were due to lower margins associated with sales from acquired companies, a shift in the product mix to lower margin MIM products at certain facilities, and decreased factory utilization from lower sales at our MIM facilities.  Gross profit by reportable segment is as follows:

•                  Precision Components Group gross profit was $4.8 million during the three month period ended December 28, 2014, representing a decrease of approximately $0.6 million, or 11.1%, as compared with gross profit of $5.4 million in the prior year period.  Gross margin decreased to 21.8% in the three month period ended December 28, 2014, compared with 32.1% in the three month period ended December 29, 2013.  The primary reasons for the decrease in gross profit and gross margin were due to lower margins associated with sales of metal stamping products from Kecy, a shift in the product mix to lower margin MIM products at certain facilities, operational changes at our MIM facilities designed to reduce inventory levels and right size manufacturing labor, and decreased factory utilization from lower sales at certain of our MIM facilities.  The gross margin on sales of metal stamping products sold by Kecy were lower than the Precision Component’s Group’s historical average and we anticipate that the margin on sales of metal stamping products will remain below the Precision Component’s Group’s historical average during the 2015 fiscal year.

•                  3DMT Group gross profit was $1.1 million during the three month period ended December 28, 2014, representing an increase of approximately $0.8 million, or 267%, as compared with gross profit of $0.3 million in the prior year period.  Gross margin increased to 33.9% in the three month period ended December 28, 2014, compared with 31.2% in the three month period ended December 29, 2013.  The primary reasons for the increase in gross profit were due to gross profit on sales from ATC totaling approximately $0.3 million and a reclassification of approximately $0.3 million of expense from cost of sales to selling, general and administrative expense related to research and development.

•                  Flanges and Fitting Group gross profit was $0.4 million during the three month period ended December 28, 2014, which was comparable with gross profit of $0.3 million in the prior year period.  Gross margin was 25.7% in the three month period ended December 28, 2014, which was comparable to the 25.5% in the three month period ended December 29, 2013.

•                  Wireless Group gross profit was $0.1 million during the three month period ended December 28, 2014, as compared with gross profit of $0.3 million in the prior year period.  Gross margin decreased to 28.5% in the three month period ended December 28, 2014, compared with 34.8% in the three month period ended December 29, 2013.  The decreases in gross profit and gross margin were primarily due to lower sales volume primarily attributable to a one-time production delay at a contract manufacturer.

For the Six Months Ended December 28, 2014 Compared to the Six Months Ended December 29, 2013

On a consolidated basis gross profit was $13.4 million during the six month period December 28, 2014, representing an increase of approximately $1.4 million, or 11.7%, as compared with gross profit of $12.0 million in the prior year period.  Gross margin decreased to 24.0% in the six month period ended December 28, 2014, compared with 31.2% in the six month period ended

December 29, 2013.  The primary reason for the increase in gross profit was higher sales due to the acquisitions of Kecy. ATC, and Thixoforming.  The primary reasons for the decrease in gross margin were due to lower margins associated with sales from acquired companies, a shift in the product mix to lower margin MIM products at certain facilities, operational changes at our MIM facilities designed to reduce inventory levels and right size manufacturing labor, and decreased factory utilization from lower sales at our MIM facilities.  Gross profit by reportable segment is as follows:

•                  Precision Components Group gross profit was $10.3 million during the six month period ended December 28, 2014, representing an increase of approximately $0.2 million, or 2.0%, as compared with gross profit of $10.1 million in the prior year period.  Gross margin decreased to 23.6% in the six month period ended December 28, 2014, compared with 31.6% in the six month period ended December 29, 2013.  The primary reason for the increase in gross profit was higher sales due to the acquisition of Kecy.  The primary reasons for the decrease in gross margin were due to lower margins associated with sales of metal stamping products from Kecy, a shift in the product mix to lower margin MIM products at certain facilities, operational changes at our MIM facilities designed to reduce inventory levels and right size manufacturing labor, and decreased factory utilization from lower sales at certain of our MIM facilities.  The gross margin on sales of metal stamping products sold by Kecy were lower than the Precision Component’s Group’s historical average and we anticipate that the margin on sales of metal stamping products will remain below the Precision Component’s Group’s historical average during the 2015 fiscal year.

•                  3DMT Group gross profit was $2.0 million during the six month period ended December 28, 2014, representing increase of approximately $1.3 million, or 186%, as compared with gross profit of $0.7 million in the prior year period.  Gross margin decreased to 25.0% in the six month period ended December 28, 2014, compared with 30.3% in the six month period ended December 29, 2013.  The primary reason for the increase in gross profit was higher sales from ATC.  The gross margin on products sold by the 3DMT Group was negatively impacted by a lower margin on tooling sales associated with ATC relative to the 3DMT Group’s historical results.  We anticipate that lower margin tooling sales will remain a large portion of ATC’s sales during the 2015 fiscal year.

•                  Flanges and Fitting Group gross profit was $0.8 million during the six month period ended December 28, 2014, representing an increase of approximately $0.2 million, or 33.3%, as compared with gross profit of $0.6 million in the prior year period.  Gross margin increased to 26.2% in the six month period ended December 28, 2014, compared with 24.2% in the three month period ended December 29, 2013.  The primary reasons for the increase in gross margin were improved capacity utilization resulting from higher sales volume, increased sales of stainless steel products, and cost containment efforts.

•                  Wireless Group gross profit was $0.3 million during the six month period ended December 28, 2014, as compared with gross profit of $0.6 million in the prior year period.  Gross margin decreased to 26.3% in the six month period ended December 28, 2014, compared with 37.7% in the six month period ended December 29, 2013.  The decreases in gross profit and gross margin were primarily due to lower sales volume primarily attributable to a one-time production delay at a contract manufacturer.

Selling, General and Administrative Expenses

For the Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013

Selling, general, and administrative expense, or SG&A, totaled $4.9 million, or 18.2% of sales, during the three month period ended December 28, 2014, compared with $3.8 million, or 19.0% of sales during the three month period ended December 29, 2013.  The increase in SG&A expense during the three month period ended December 28, 2014 was primarily due to costs incurred by companies acquired during fiscal year 2014 and 3DMT, totaling approximately $2.1 million, of which $0.7 million consisted of amortization of acquired intangible assets.  The increase in SG&A at acquired companies was partially offset by lower SG&A of approximately $0.6 million as compared with the prior year at facilities in the Precision Components Group segment as we reduced personnel and personnel related costs as sales at certain of those facilities declined.

For the Six Months Ended December 28, 2014 Compared to the Six Months Ended December 29, 2013

Selling, general and administrative expense, or SG&A, totaled $10.4 million, or 18.7% of sales, during the six month period ended December 28, 2014, compared with $7.5 million, or 19.6% of sales during the three month period ended December 29, 2013.  The increase in SG&A expense during the six month period ended December 28, 2014 was primarily due to costs incurred by companies acquired during fiscal year 2014 and 3DMT, totaling approximately $4.0 million, of which $1.7 million consisted of amortization of acquired intangible assets.  The increase in SG&A at acquired companies was partially offset by lower SG&A of approximately $0.6 million as compared with the prior year at facilities in the Precision Components Group segment as we reduced personnel and personnel related costs as sales at certain of those facilities declined.

Merger Expense

For the Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013

Merger related costs for the three month period ended December 28, 2014 were $11 thousand compared to $0 in the prior year period.  The merger expense incurred in the second quarter of fiscal year 2015 was due to professional fees for services provided during the quarter that related to acquisitions completed in the fourth quarter of fiscal year 2014.

For the Six Months Ended December 28, 2014 Compared to the Six Months Ended December 29, 2013

Merger expense totaled $187 thousand during the six month period ended December 28, 2014 compared with $0 in the prior year period.  The merger expense incurred in fiscal year 2015 was for professional fees for services provided that related to acquisitions completed in the fourth quarter of fiscal year 2014.

Interest Expense, Net

For the Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013

Interest expense, net was $1.2 million during the three month period ended December 28, 2014, compared to $294 thousand during three month period ended December 29, 2013.  The increase in expense was primarily the result of additional debt outstanding as a result of entering into a new credit agreement during the fourth quarter of fiscal year 2014 to finance acquisitions and higher interest rates on debt as a result of amending the Senior Credit Facility and entering into the Subordinated Credit Facility in November 2014.

For the Six Months Ended December 28, 2014 Compared to the Six Months Ended December 29, 2013

Interest expense, net was $2.1 million during the six month period ended December 28, 2014, compared to $499 thousand during six month period ended December 29, 2013.  The increase in expense was primarily the result of additional debt outstanding as a result of entering into a new credit agreement during the fourth quarter of fiscal year 2014 to finance acquisitions and higher interest rates on debt as a result of amending the Senior Credit Facility and entering into the Subordinated Credit Facility in November 2014.

Income Tax Expense

For the Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013

Income tax expense was $237 thousand (100.9% effective rate) for the three-month period ended December 28, 2014, compared to $690 thousand (30.5% effective rate) for the three-month period ended December 29, 2013.  The primary reason for the decrease in tax expense was lower pre-tax income.  The increase in effective tax rate for the three-month period ended December 28, 2014 as compared to the three-month period ended December 29, 2013 was primarily due to lower profit before tax causing discrete items to have a larger impact on the effective tax rate for the three-month period ended December 28, 2014 and due to reductions in the valuation allowance that favorably impacted the effective tax rate for the three month period ended December 29, 2013.

For the Six Months Ended December 28, 2014 Compared to the Six Months Ended December 29, 2013

Income tax expense was $390 thousand (62.9% effective rate) for the six month period ended December 28, 2014, compared to $1,076 thousand (27.2% effective rate) for the six month period ended December 29, 2013.  The primary reason for the decrease in tax expense was lower pre-tax income.  The increase in effective tax rate for the six month period ended December 28, 2014 as compared to the three-month period ended December 29, 2013 was primarily due to lower profit before tax causing discrete items to have a larger impact on the effective tax rate for the six month period ended December 28, 2014 and due to reductions in the valuation allowance that favorably impacted the effective tax rate for six month period ended December 29, 2013.

Liquidity and Capital Resources

As of December 28, 2014, we had cash of $3.9 million.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations for the next twelve months.

In summary, our cash flows were:

	Six months ended
(in thousands)	December 28, 2014	December 29, 2013
Net cash (used in) provided by operating activities	$(225)	$6,030
Net cash used in investing activities	(3,446)	(892)
Net cash used in financing activities	(1,854)	(3,205)

Operating Activities

Cash used in operating activities was $225 thousand for six months ended December 28, 2014 as compared to $6.0 million of cash provided by operating activities in the six months ended December 29, 2013.  The decrease in cash provided by operating activities in the six months ended December 28, 2014 was primarily attributable to increased uses of working capital, the largest of which were a decrease in accounts payable of $2.9 million, increase in prepaid expenses and other assets of $1.5 million, and an increase in inventory of $1.2 million.  The uses of working capital were partially offset by an increase in accrued liabilities of $0.6 million.  Uses of working capital increased primarily due to acquisitions made during the fourth quarter of fiscal year 2014 and increased inventory at certain MIM facilities.  Our decrease in net income of approximately $2.7 million was offset by the add back of non-cash depreciation and amortization expense of $2.9 million.

Investing Activities

Cash used in investing activities increased $2.5 million to $3.4 million in the six months ended December 28, 2014, from $892 thousand in the six months ended December 29, 2013.  The increase was primarily due to expansion of our MIM production facilities in Colorado.

Financing Activities

Cash used in financing activities decreased $1.3 million to $1.9 million for the six months ended December 28, 2014, compared with cash used of $3.2 million for the six months December 29, 2013.  The decrease in cash used in financing activities was due to lower net principal payments on debt of $1.9 million, partially offset by higher principal payments on capital lease obligations of $468 thousand.  As of December 28, 2014, the Company had $75.9 million in long-term debt that is subject to monthly reporting and covenant compliance.  If the Company is not in compliance with the covenants and unable to obtain waivers, the Administrative Agent had with the consent of, or at the request of, lenders under the Senior Secured Credit Facility multiple remedies, including declaring the unpaid principal amount of all outstanding loans under its Senior Secured Credit Facility, and all interest accrued and unpaid thereon, be immediately due and payable.

Debt and Credit Arrangements

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

Borrowings under the Credit Facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizen’s own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be (i) 3.00% with respect to Base Rate Loans and (ii) 4.00% with respect to Eurodollar Rate Loans, in each case until December 31, 2014, and thereafter the Applicable Rate will be adjusted quarterly responsive to the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans, and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the Credit Facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the Administrative Agent and the Lenders.

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

Financial Ratio Covenants

The terms and conditions of the respective agreements governing the Senior Credit Facility and the Subordinated Credit Facility (together, our “Credit Facilities”) each contain covenants requiring the Company to maintain certain financial ratios.  Non-compliance by the Company with any of the financial ratio covenants would constitute events of default under both of the Credit Facilities pursuant to cross-default provisions and could result in acceleration of payment obligations for all outstanding principal and interest for loans made under both of the Credit Facilities, unless such defaults were waived or subject to forbearance by the respective creditors.

Senior Credit Facility Financial Ratios.  The Company’s Senior Credit Facility contains financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  The Company may not have a Fixed Charge Coverage Ratio less than 1.25:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.  The summary calculations of the Company’s Senior Credit Facility Fixed Charge Coverage Ratio as of December 28, 2014 are as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$17,611
Less unfinanced portion of capital expenditures	(6,644)
Less expense for taxes paid in cash	(435)
Coverage Amount (a)	$10,532
Fixed Charges (b)	$7,339
Fixed Charge Coverage Ratio (a:b)	1.4

Maximum Total Leverage Ratio.  The Company may not permit the Maximum Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Total Leverage Ratio is defined as the ratio of (a) funded indebtedness of the Companies, consisting of our Revolving Loan, Senior and Subordinated Debt, and capital lease obligations, net of cash on hand, and its subsidiaries as of such date, to (b) consolidated EBITDA of the Company and its subsidiaries for the test period ended as of such date.

Period	Total Leverage Ratio
Through March 28, 2015	5.25:1.00
March 29, 2015 through June 29, 2015	5.00:1.00
June 30, 2015 through September 26, 2015	4.75:1.00
September 27, 2015 through December 26, 2015	4.50:1.00
December 27, 2015 through June 29, 2016	4.25:1.00
June 30, 2016 through December 24, 2016	4.00:1.00
December 25, 2016 and thereafter	3.50:1.00

The summary calculations of the Company’s Senior Credit Facility Maximum Total Leverage Ratio as of December 28, 2014 are as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$81,307
Consolidated EBITDA (b)	$17,611
Maximum Total Leverage Ratio (a:b)	4.6

Maximum Senior Leverage Ratio.  The Company may not permit the Maximum Senior Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Senior Leverage Ratio means, as to the Company and its subsidiaries on a consolidated basis as of the date of its determination, the ratio of (a) funded indebtedness of the Company and its subsidiaries, less the aggregate amount of junior financing of the Company and its subsidiaries included therein as of such date; to (b) Consolidated EBITDA of the Company and its subsidiaries for the Test Period ended as of such date.

Period	Senior Leverage Ratio
Through March 28, 2015	3.75:1.00
March 29, 2015 through June 29, 2015	3.50:1.00
June 30, 2015 through September 26, 2015	3.25:1.00
September 27, 2015 through December 26, 2015	3.00:1.00
December 27, 2015 through June 29, 2016	2.75:1.00
June 30, 2016 through December 24, 2016	2.50:1.00
December 25, 2016 and thereafter	2.25:1.00

The summary calculations of the Company’s Senior Credit Facility Maximum Senior Leverage Ratio as of December 28, 2014 are as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness	$81,307
Less aggregate amount of junior financing	(20,000)
Senior Leverage Amount (a)	$61,307
Consolidated EBITDA (b)	$17,611
Senior Leverage Ratio (a:b)	3.5

Subordinated Credit Facility Financial Ratios.  The Company’s Subordinated Credit Facility contains the following financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  The Company may not have a Fixed Charge Coverage Ratio less than 1.10:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.  The summary calculations of the Company’s Subordinated Credit Facility Fixed Charge Coverage Ratio as of December 28, 2014 are as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$17,611
Less unfinanced portion of capital expenditures	(6,644)
Less expense for taxes paid in cash	(435)
Coverage Amount (a)	$10,532
Fixed Charges (b)	$7,339
Fixed Charge Coverage Ratio (a:b)	1.4

Maximum Total Leverage Ratio.  The Company may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means, as to the Company and its subsidiaries on a consolidated basis as of the date of its determination, the ratio of (a) funded indebtedness of the Company and its subsidiaries as of such date, to (b) Consolidated EBITDA of the Company and its subsidiaries for the test period ended as of such date.

Period	Total Leverage Ratio
Through December 30, 2014	5.50:1.00
December 31, 2014 through March 30, 2015	5.50:1.00
March 31, 2015 through June 29, 2015	5.25:1.00
June 30, 2015 through September 29, 2015	5.00:1.00
September 30, 2015 through March 30, 2016	4.75:1.00
March 31, 2016 through September 29, 2016	4.50:1.00
September 30, 2016 and thereafter	4.00:1.00

The summary calculations of the Company’s Subordinated Credit Facility Total Leverage Ratio as of December 28, 2014 are as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$81,307
Consolidated EBITDA (b)	$17,611
Maximum Total Leverage Ratio (a:b)	4.6

Compliance with Financial Ratio Covenants

On the basis of the analysis summarized above, the Company is in compliance with all of its financial ratio covenants under the Credit Facilities as of December 28, 2014. Prior to the amendment and restatement of the Company’s Senior Credit Facility on November 10, 2014, as amended on December 23, 2014 (the “Amended & Restated Senior Credit Agreement”), the Company was in non-compliance with certain covenants contained in the predecessor credit agreement, dated as of April 7, 2014, as amended June 25, 2014 (the “Original Credit Agreement”).  The Company is no longer subject to any of the terms or conditions of the Original Credit Agreement.

GAAP to Non-GAAP Reconciliation

Fixed Charges and Consolidated EBITDA used in our debt covenant calculations are non-GAAP financial measures.  We have provided this non-GAAP financial information to aid in better understanding of our financial ratios as used in our debt covenant calculation.  The methodology used is defined in our debt agreements.  Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.  The Company’s non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company’s consolidated financial statements prepared in accordance with GAAP.

Fixed charges consist of interest payments, principal payments on our debt, and capital lease payments for the prior three quarters annualized to estimate a full year of obligations.

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows:

For the twelve months ended:	December 28, 2014
Net income	$1,922
Plus: Interest expense, net	3,036
Plus: Income taxes	1,725
Plus: Depreciation and amortization	7,262
Plus: Merger expenses	671
Restructuring and severance expenses	750
Plus: Other non-recurring expenses	1,059
Plus: Acquired pro forma EBITDA	1,186
Consolidated EBITDA	$17,611

Merger expenses are costs incurred to effectuate our acquisitions, such as advisory, legal and accounting fees.  Restructuring and severance expenses primarily consist of payments made to former employees of acquired companies.  Other non-recurring expenses primarily consist of insurance, incentive and consulting payments to former employees at acquired companies and certain casualty costs.  Acquired pro forma EBITDA consists of pre-acquisition EBITDA of ATC, Thixoforming and Kecy that we are allowed to add back to our EBITDA, as permitted under our debt agreements.

Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of December 28, 2014.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, we have concluded that disclosure controls and procedures were not effective as of December 28, 2014 at the reasonable assurance level due to a weakness in our internal control over financial reporting.

Our management has identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board as of December 28, 2014.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, management presented a remediation plan to the Audit Committee concerning SEC reporting compliance.  Included in the process of designing a proposed remediation plan is evaluation of the accounting staff and assessing the needs for training, and evaluation of the need for heavier usage of outside consultants.  We are committed to improving our financial organization and implementing a timely remediation plan in fiscal year 2015.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.38

Amended and Restated Credit Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed on November 12, 2014.

10.39

Credit Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, and McLarty Capital Partners SBIC, L.P., dated as of November 10, 2014, incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed on November 12, 2014.

10.40

First Amendment, dated December 23, 2014, to the Amended and Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014, incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed on December 30, 2014.

10.41

First Amendment to the Credit Agreement, dated December 29, 2014, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, and McLarty Capital Partners SBIC, L.P., dated as of November 10, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed on December 30, 2014.

10.42

Schedules and Exhibits to the Amended and Restated Credit Agreement, dated November 10, 2014, by and among ARC Group Worldwide, Inc., Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto, incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed on January 14, 2015.

10.43

Schedules and Exhibits to the Credit Agreement, dated November 10, 2014, by and among ARC Group Worldwide, Inc., Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, McLarty Capital Partners SBIC, L.P., as administrative agent, and other lenders from time to time party hereto, incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed on January 14, 2015.

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

ARC GROUP WORLDWIDE, INC.

Date:	February 5, 2015	/s/ Jason T. Young
		Name:	Jason T. Young
		Title:	Principal Executive Officer

Date:	February 5, 2015	/s/ Drew M. Kelley
		Name:	Drew M. Kelley
		Title:	Chief Financial Officer and
Principal Accounting Officer