Form 10-Q
period 2015-03-29
ARC Group Worldwide, Inc.
filed 2015-05-12
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

As of May 7, 2015, the Registrant had 18,530,121 shares outstanding of its $0.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
(in thousands, except for share and per share amounts)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Sales	$27,864	$20,930	$83,668	$59,272
Cost of sales	21,582	14,501	64,016	40,888
Gross profit	6,282	6,429	19,652	18,384
Selling, general, and administrative	4,549	2,963	14,967	10,465
Merger expense	—	194	187	194
Income from operations	1,733	3,272	4,498	7,725

Other income, net	128	2	117	9
Interest expense, net	(1,466)	(282)	(3,600)	(781)
Income before income taxes	395	2,992	1,015	6,953
Income tax benefit (expense)	39	(1,342)	(351)	(2,418)
Net income	434	1,650	664	4,535
Less: Net income attributable to non-controlling interest	(51)	(65)	(165)	(182)
Net income attributable to ARC Group Worldwide, Inc.	$383	$1,585	$499	$4,353

Net income per common share:
Basic and diluted income per share	$0.02	$0.11	$0.03	$0.30

Weighted average common shares outstanding:
Basic and diluted	14,673,205	14,673,205	14,673,205	14,561,872

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)	March 29, 2015	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,043	$9,384
Accounts receivable, net	16,036	15,337
Inventories, net	16,677	15,231
Prepaid and other current assets	3,585	2,606
Total current assets	40,341	42,558
Property and equipment, net	45,024	45,268
Goodwill	14,764	16,357
Intangible assets, net	28,220	30,825
Other	1,481	1,381
Total assets	$129,830	$136,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,594	$9,430
Accrued expenses	3,118	5,905
Deferred revenue	828	1,016
Bank borrowings, current portion	16,430	14,419
Capital lease obligations, current portion	1,151	1,124
Accrued escrow obligation	4,291	2,400
Total current liabilities	33,412	34,294
Long-term debt, net of current portion	59,372	62,757
Capital lease obligations, net of current portion	3,857	4,723
Accrued escrow obligation	—	2,600
Other	1,577	674
Total liabilities	98,218	105,048

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 15,088,522 shares issued and 15,080,121 shares outstanding at March 29, 2015 and June 30, 2014	3	3
Treasury stock, at cost; 8,401 shares at March 29, 2015 and June 30, 2014	(94)	(94)
Additional paid-in capital	13,900	14,293
Retained earnings	16,642	16,143
ARC Group Worldwide, Inc. total stockholder equity	30,451	30,345
Non-controlling interest	1,161	996
Total stockholders’ equity	31,612	31,341
Total liabilities and stockholders’ equity	$129,830	$136,389

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
(in thousands)	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$664	$4,535
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,061	2,704
Non-cash stock based compensation expense	—	779
Amortization of debt discount	—	316
Bad debt expense and other	(6)	51
Deferred income taxes	313	—
Changes in working capital:
Accounts receivable	(670)	(10)
Inventory	(1,446)	(1,577)
Prepaid expenses and other assets	(490)	(51)
Accounts payable	(1,835)	130
Other accrued expenses	(1,901)	1,488
Deferred revenue	(188)	(329)
Net cash provided by operating activities	1,502	8,036

Cash flows from investing activities:
Purchase of plant and equipment	(4,236)	(2,623)
Net cash used in investing activities	(4,236)	(2,623)

Cash flows from financing activities:
Proceeds from debt issuance	24,500	—
Repayments of long-term debt and capital lease obligations	(26,714)	(3,358)
Stock issuance costs	(256)	—
Repurchase of shares	—	(93)
Net cash used in financing activities	(2,470)	(3,451)
Effect of exchange rates on cash and cash equivalents	(137)	—
Net (decrease) increase in cash and cash equivalents	(5,341)	1,962
Cash and cash equivalents, beginning of period	9,384	3,601
Cash and cash equivalents, end of period	$4,043	$5,563
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,470	$465
Cash paid for income taxes	$1,075	$975
Non-cash investing and financing activities:
Termination of note receivable from related party	$—	$272

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

Plant and Equipment

Plant and equipment is stated at cost or acquisition date fair value less accumulated depreciation.  Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets.  Major additions and improvements are capitalized, while replacements, maintenance, and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

Goodwill, Intangibles and Other Long-lived Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  The qualitative assessment includes comparing the overall financial performance of the reporting units against historical financial results.  Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry, and market considerations, and other relevant entity and reporting unit specific events.  If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed.  Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis.  The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.  There were no impairments of goodwill recognized during the nine months ended March 29, 2015 or March 30, 2014.

Intangible assets (identified as patents, trademarks, customer relationships, non-compete agreements, and other) are recorded at fair value at the time of acquisition.  Finite-lived intangibles are stated at cost less accumulated amortization.  Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value.  There were no impairments of long-lived assets during the nine months ended March 29, 2015 or March 30, 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred. The majority of these expenditures consist of salaries for engineering and manufacturing personal and fees paid to consultants for services rendered.  For the three and nine months ended March 29, 2015, the Company incurred $323 thousand and $1.0 million, respectively, and $100 thousand for both the three and nine months ended March 30, 2014, for research and development. These amounts are included in selling, general, and administrative expense on the accompanying Unaudited Condensed Consolidated Statements of Operations

Non-Controlling Interest

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.  In April 2015, the FASB announced it plans to propose extending the deadline for the adoption of ASU 2014-09 by one year.

NOTE 3 — Business Acquisitions

Advance Tooling Concepts

On April 7, 2014, the Company acquired the membership interests of ATC (referred to herein as the “ATC Acquisition”) for $24.3 million.  A portion of the purchase price, $2.4 million, was placed into escrow for a period of 12 months (referred to herein as the “ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  Under the terms of the ATC escrow arrangement, the ATC Escrow was secured by newly issued shares of the Company equal to 125% of the amount that would be paid in cash.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of the working capital adjustment.  The Company determined the common stock held in escrow was mandatory redeemable and therefore recorded $1.7 million as a current liability in the accompanying balance sheet.  The Company is currently negotiating a final settlement with the Seller.

ATC is a plastic injection molding company offering complete plastic injection molding capabilities, as well as in-house molding and tooling expertise, to customers.  This acquisition strengthens the Company’s ability to: (i) offer customers a suite of advanced manufacturing products and services; and (ii) increase the speed-to-market of customer products.  The total purchase price for the acquisition of ATC was as follows:

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

The determination of the fair values of the acquired assets and assumed liabilities, and the related determination of estimated lives of depreciable tangible and identifiable intangible assets, requires significant judgment.  The fair values of acquired assets and liabilities were revised from the estimated values initially filed on Form 8-K/A on June 24, 2014 as a result of the Company’s normal process for determining the fair value of acquired assets and assumed liabilities.  Revisions were made primarily to assign fair values to acquired intangible assets of $15.8 million and property and equipment of $1.5 million that had previously been provisionally recorded as goodwill.  Other adjustments to current assets, totaling $1.4 million, and current liabilities, totaling $1.3 million, resulted from the same normal process for determining fair values of acquired assets and assumed liabilities.  During the quarter ended September 28, 2014, the Company revised the fair values of current liabilities assumed and goodwill by $40 thousand.  The Company will complete its determinations of the fair values of acquired assets and assumed liabilities by April 6, 2015.  The final determinations may be significantly different than those reflected in its Consolidated Financial Statements as of March 29, 2015.  The results of ATC’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of April 7, 2014.

Kecy

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (referred to herein as the “Kecy Acquisition”) for approximately $26.8 million.  A portion of the purchase price, $2.6 million, was placed into escrow for a period of 18 months (referred to herein as the “Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  Under the terms of the Kecy escrow arrangement, the Kecy Escrow was secured by newly issued shares of the Company equal to the amount that would be paid in cash.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller, with the stock released from escrow and placed into treasury.  As a result, the Company has determined the common stock held in escrow is mandatory redeemable and have therefore recorded $2.6 million as a current liability in the accompanying balance sheet as of March 29, 2015.

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

The fair values of acquired assets and liabilities were revised from the estimated values initially filed on Form 8-K/A on September 8, 2014 as a result of the Company’s normal process for determining the fair value of acquired assets and assumed liabilities.  Revisions were made primarily to assign fair values to acquired intangible assets of $4.1 million that had previously been recorded provisionally as goodwill.  Other adjustments to current assets, totaling $(1.5) million, and current liabilities, totaling $(0.6) million, resulted from the same normal process for determining fair values of acquired assets and assumed liabilities. During the three month period ended December 28, 2014, the Company retrospectively adjusted its reported assignment of the aggregate consideration for a change to its original estimate of the fair value of inventory due a change in accounting for supplies.  As a result of this revision, inventory increased by $925 thousand and goodwill decreased by the same amount.  The results of Kecy’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of June 25, 2014.

Pro Forma Financial Information (Unaudited)

The historical operating results of ATC and Kecy have not been included in the Company’s historical consolidated operating results prior to their acquisition dates.  The following unaudited pro forma information presents the combined results of continuing operations for the nine months ended March 30, 2014 as if the acquisitions had been completed on July 1, 2012.  The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings that may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results.

(in thousands, except per share data)	Nine months ended March 30, 2014
Revenue	$89,552
Net income	$4,731
Basic and diluted net income per common share	$0.32

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

The Company did not have cash equivalents at March 29, 2015 and June 30, 2014.

Cash held in financial institutions outside the United States to support existing operations and planned growth totaled $0.7 million and $0.6 million as of March 29, 2015 and June 30, 2014, respectively.  The Company’s Hungarian subsidiary, where these funds are held, is taxed in a similar manner to its domestic subsidiaries.  Thus, the Company would not incur a tax obligation should it decide to repatriate these funds.

The Company values its debt using Level 3 unobservable inputs.  As the interest rates on the debt are variable, the carrying amount approximates fair market value.

There were no transfers of assets or liabilities between levels in the valuation hierarchy during the periods ended March 29, 2015 and June 30, 2014.

NOTE 5 — Inventory

Inventories consisted of the following:

(in thousands)	March 29, 2015	June 30, 2014
Raw materials and supplies	$5,656	$4,741
Work-in-process	7,926	6,475
Finished goods	3,871	4,217
	17,453	15,433
Less: Reserve for obsolescence	(776)	(202)
	$16,677	$15,231

NOTE 6 — Plant and Equipment

Plant and equipment consisted of the following:

(in thousands)	Depreciable Life (in years)	March 29, 2014	June 30, 2014
Land	—	$1,264	$1,264
Building and improvements	7 - 40	17,315	17,369
Machinery and equipment	3 - 12	40,293	36,251
Office furniture and equipment	3 - 10	896	883
Construction-in-process	—	2,469	2,358
		62,237	58,125
Less: Accumulated depreciation		(17,213)	(12,857)
		$45,024	$45,268

Depreciation expense totaled $1.5 million and $0.8 million for the three months ended March 29, 2015 and March 30, 2014, respectively, and $4.5 million and $2.3 million for the nine months ended March 29, 2015 and March 30, 2014, respectively.

NOTE 7 — Goodwill, Intangibles and Other Long-lived Assets

The following table summarizes the activity in the Company’s goodwill account during the nine month period ended March 29, 2015:

(in thousands)	Amount
Balance, June 30, 2014	$16,357
Purchase accounting adjustments	(1,593)
Balance, March 29, 2015	$14,764

The following table summarizes the Company’s intangible assets as follows:

	As of March 29, 2015			As of June 30, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents and tradenames	$3,773	$(467)	$3,306	$3,773	$(290)	$3,483
Customer relationships	24,077	(3,011)	21,066	24,077	(1,205)	22,872
Non-compete agreements and other	4,652	(804)	3,848	4,652	(182)	4,470
Total	$32,502	$(4,282)	$28,220	$32,502	$(1,677)	$30,825

Patents and tradenames, customer relationships, and non-compete agreements and other intangible assets are amortized using the straight line method over a weighted average useful lives of approximately13.5 years, 10.8 years, and 6.5 years, respectively.  Amortization expense totaled $0.9 million and $0.2 million for identifiable intangible assets for the three months ended March 29, 2015 and March 30, 2014, respectively, and $2.6 million and $0.3 million nine months ended March 29, 2015 and March 30, 2014, respectively.  Estimated future amortization expense for the next five years as of March 29, 2015, is as follows:

(in thousands)	Amount
Fiscal Years:
2015 (1)	$866
2016	3,471
2017	3,471
2018	3,470
2019	3,288
Thereafter	13,654
Total	$28,220

(1)         Represents estimated amortization for the three month period ended June 30, 2015.

NOTE 8 — Debt

Long-term debt payable consists of the following:

(in thousands)	March 29, 2015	June 30, 2014
Senior secured revolving commitment	$9,560	$9,310
Senior secured term loan	34,819	43,875
Senior secured delayed draw term loan	11,423	23,700
Subordinated term loan	20,000	—
Other	—	291
Total long-term debt	75,802	77,176
Less: Senior secured revolving commitment, current portion	(9,560)	(9,310)
Less: Senior secured term loan, current portion	(4,500)	(4,225)
Less: Senior secured delayed draw term loan, current portion	(2,370)	(593)
Less: Other	—	(291)
Non-current portion	$59,372	$62,757

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

The Amended & Restated Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate (as defined in the Credit Agreement), plus a margin based on the applicable Leverage Ratio, payable monthly; or (ii) an Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) Citizens Bank’s then publicly announced prime rate, (b) Federal Funds Rate as then in effect plus 1/2 of 1.0% or (c) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) as then in effect plus 1.0%. At March 29, 2015, interest rates on borrowings under the Credit Agreement ranged from 4.2% to 6.25%.

Subsequent to the period covered by this Report, on April 8, 2015, the Company sold 3,450,000 shares of ARC common stock in a registered public offering at a price of $5.00 per share, including 450,000 shares sold pursuant to a fully-exercised option to purchase additional shares granted to the underwriters by the Company.  The Company received net proceeds from the offering of approximately $15.6 million after underwriting discounts, commissions, fees, and expenses.  The net proceeds were then used to prepay a portion of the principal outstanding under the Amended & Restated Credit Agreement.  On May 11, 2015, as a result of the prepayment, the Company, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders entered into the Limited Waiver and Second Amendment to the Amended and Restated Credit Agreement (the “Citizens Second Amendment”).  Under the terms of the Citizens Second Amendment, the Administrative agent and the lenders agreed to waive certain covenants with respect to which the Company was not in compliance and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2105.  Aside from the aforementioned items, there have been no other changes to the terms and conditions of the Amended & Restated Credit Agreement.

Subordinated Term Loan Agreement

On the Effective Date, the Company and certain of its subsidiaries entered into a subordinated term loan credit agreement with McLarty Capital Partners SBIC, L.P. (“McLarty”) as administrative agent, and other lenders from time to time party thereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million. McLarty is indirectly a related party to one of the officers and directors of the Company, and therefore the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders. On the Effective Date, the Company, using proceeds from the Subordinated Credit Facility, repaid a similar portion of the previously borrowed loans under the Senior Credit Facility. On December 29, 2014, the Company entered into an amendment to the Subordinated Loan Agreement (the “McLarty First Amendment”)  to clarify, among other matters, that mandatory prepayments of the subordinated loans will not be required in connection with any issuance of equity interests of the Company so long as, after satisfaction of mandatory prepayment obligations under the Senior Credit Facility, the Company’s senior leverage ratio is less than 2.25:1.00 and the proceeds thereof are utilized within 90 days to (i) finance a permitted acquisition or other permitted investments; or (ii) to finance consolidated capital expenditures.  If after issuance of equity interests the Company’s senior leverage ratio is greater than 2.25:1.00 (as calculated on a pro forma basis), then the proceeds of the issuance of the equity interests will be utilized as follows: 25% of the amount, if any, of such net cash proceeds necessary to reduce the senior leverage ratio to 2.25:1.00 on a pro forma basis, plus (y) 50% of the balance, if any, of such net cash proceeds remaining, to the extent necessary to reduce the Senior Leverage Ratio to 2.25:1.00.  In the event that any proceeds from the issuance of equity interests are to be applied as cure amounts under the Subordinated Loan Agreement, then 100% of such net cash proceeds will be required to be paid as mandatory prepayments of the subordinated loans.

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

The following schedule represents the Company’s future debt payments as of March 29, 2015:

(in thousands)	Amount
2015 (1)	$1,717
2016 (2)	16,860
2017	9,016
2018	10,305
2019 and thereafter	37,904
Total	$75,802

(1)         Represents long-term debt principal payments for the three month period ending June 30, 2015.

(2)         Amount includes the Senior secured revolving commitment

NOTE 9 - Income Taxes

The effective tax rate for the nine months ended March 29, 2015 and March 30, 2014 was 34.6% and 34.8%, respectively.  The effective tax rate for the three months and nine months ended March 29, 2015 was positively impacted by $420 thousand and $312 thousand, respectively, of favorable discrete items recognized during the period.  The Company’s effective tax rate could fluctuate significantly on a quarterly basis due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

As of March 29, 2015 and June 30, 2014, deferred tax assets of $1.7 million and $1.2 million, respectively, have been included in prepaid and other current assets in the accompanying balance sheets.  There was no non-current portion of deferred tax assets as of March 29, 2015 and $0.3 million as of June 30, 2014, which has been included in other assets.  Current taxes payable of $0.1 million and $1.8 million as of March 29, 2015 and June 30, 2014, respectively, have been included in accrued expenses.  Long-term deferred tax obligations totaled $0.8 million at March 29, 2015 and there was no long-term deferred tax obligation at June 30, 2014.

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

The amount of unrecognized tax benefits for uncertain tax positions was $$0.8 million as of March 29, 2015 and $0.7 million as of June 30, 2014, including related liabilities for interest and penalties of $151 thousand and $106 thousand as of March 29, 2015 and June 30, 2014, respectively.  The liability and related interest have been included in other liabilities in the accompanying balance sheets.

The Company has elected to include the operations of its foreign subsidiary located in Hungary in its U.S. consolidated income tax return, and as such is included in its provision for income taxes. Other foreign earnings for which the Company has not provided for U.S. taxes totaled approximately $0.7 million as of March 29, 2015.

NOTE 10 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 406,238 shares, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller.  As these shares are not expected to be released, these shares have been excluded from the basic and diluted share computations.  As of March 29, 2015 and March 30, 2014, the Company had no outstanding stock equity awards, therefore there was no computation of dilutive securities.

NOTE 11 — Related Party Transactions

Quadrant Management Inc. and Everest Hill Group, Inc.

ARC, Everest Hill Group, QMI, and QMT are under common control.  Prior to the ARC acquisition of QMT and AFT, QMI, through Everest Hill Group, owned 74.0% of the membership interests of QMT.  As a result of the ARC acquisition of QMT and AFT, Everest Hill Group became the controlling shareholder of ARC.  Specifically, Everest Hill Group controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 59.9% of the shares of ARC as of March 29, 2015.  Subsequent to the period covered by this Report and following the closing of ARC’s public offering of shares of common stock on April 8, 2015, Everest Hill Group controls approximately 48.8% of the shares of ARC.

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

Summarized segment information for the Company’s four segments for three and nine month periods ended March 29, 2015 and March 30, 2014 is as follows:

	Three months ended,		Nine months ended,
(in thousands)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net sales:
Precision Components Group	$21,348	$17,880	$65,124	$49,873
3DMT Group	4,675	993	12,526	3,166
Flanges and Fittings Group	1,366	1,557	4,411	4,154
Wireless Group	475	500	1,607	2,079
Consolidated net sales	$27,864	$20,930	$83,668	$59,272

Operating costs:
Precision Components Group	18,649	14,405	56,952	40,859
3DMT Group	5,034	940	13,695	2,470
Flanges and Fittings Group	1,251	1,313	3,925	3,748
Wireless Group	417	408	1,587	1,591
Consolidated operating costs	$25,351	$17,066	$76,159	$48,668

Segment operating income from continuing operations:
Precision Components Group	2,699	3,475	8,172	9,014
3DMT Group	(359)	53	(1,169)	696
Flanges and Fittings Group	115	244	486	406
Wireless Group	58	92	20	488
Corporate expense	(780)	(592)	(3,011)	(2,879)
Total segment operating income from continuing operations	$1,733	$3,272	$4,498	$7,725

Other income, net	128	2	117	9
Interest expense, net	(1,466)	(282)	(3,600)	(781)
Non-operating expense	(1,338)	(280)	(3,483)	(772)
Consolidated income from continuing operations before income tax expense and non-controlling interest	$395	$2,992	$1,015	$6,953

	Three months ended,		Nine months ended,
(in thousands)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Capital expenditures:
Precision Components Group	$725	$1,264	$4,004	$2,146
3DMT Group	42	466	209	466
Flanges and Fittings Group	23	1	23	11
Wireless Group	—	—	—	—
Consolidated capital expenditures	$790	$1,731	$4,236	$2,623

Depreciation and amortization expense:
Precision Components Group	$1,528	$867	$4,447	$2,564
3DMT Group	823	—	2,490	—
Flanges and Fittings Group	25	26	69	78
Wireless Group	19	21	55	62
Consolidated depreciation and amortization	$2,395	$914	$7,061	$2,704

(in thousands)	March 29, 2015	June 30, 2014
Total assets:
Precision Components Group	$79,227	$91,045
3DMT Group	21,855	29,826
Flanges and Fittings Group	1,642	3,650
Wireless Group	1,017	1,515
Corporate	26,089	10,353
Consolidated total assets	$129,830	$136,389

Geographic information for the Company is as follows:

	Three months ended,		Nine months ended,
(in thousands)	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Sales from continuing operations: (1)
U.S.	$24,944	$17,552	$74,577	$49,324
International	2,920	3,378	9,091	9,948
	$27,864	$20,930	$83,668	$59,272

(1)         Sales are attributable to the country in which the product is manufactured or service is provided.

(in thousands)	March 29, 2015	June 30, 2014
Long-lived assets:
U.S.	$78,590	$82,861
International	9,418	9,589
	$88,008	$92,450

NOTE 14 — Significant Customers

The Company had sales to five significant customers, deemed to be in excess of 5% of sales, for the three month period ended March 29, 2015 and four significant customers for the three month period ended March 30, 2014, which represented approximately 37.0% and 43.1%, respectively, of the Company’s total sales.  The Company had sales to five significant customers for the nine month period ended March 29, 2015 and four significant customers, deemed in excess of 5% of sales, for the nine month period ended March 30, 2014, which represented approximately 35.4% and 43.9%, respectively, of the Company’s total sales.  The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

	Percentage of Sales
	Three months ended,		Nine months ended,
Customer	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
1	10.2%	* %	9.5%	* %
2	8.1%	13.5%	8.1%	11.9%
3	6.5%	* %	5.2%	* %
4	6.3%	8.9%	5.2%	9.3%
5	5.9%	13.4%	7.4%	13.2%
6	* %	8.1%	* %	8.7%
7	* %	* %	* %	* %

*Customer represented less than 5% of sales for the periods presented.

	Percentage of Receivables
Customer	March 29, 2015	June 30, 2014
1	** %	**	%
2	10.5%	17.1%
3	** %	**	%
4	7.2%	**	%
5	5.5%	12.6%
6	** %	**	%
7	6.2%	**	%

**Customer represented less than 5% of accounts receivable for the periods presented.

NOTE 15 — Subsequent Events

On April 8, 2015, the Company sold 3,450,000 shares of ARC common stock in a registered public offering at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full.  The Company received net proceeds from the offering, after underwriting discounts, commissions, fees and expenses, of approximately $15.6 million.  The net proceeds were used to prepay a portion of the principal outstanding on the Company’s Senior Secured Term Loan.

On May 11, 2015, as a result of the prepayment, the Company, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders entered into the Citizens Second Amendment to the Amended and Restated Credit Agreement.  Under the Citizens Second Amendment, the Administrative agent and the lenders agreed to waive certain covenants with respect to which the Company was not in compliance and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2105.  Aside from the aforementioned items, there have been no other changes to the terms and conditions of the Amended & Restated Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Quarterly Report (this “Report”) may contain certain statements about ARC Group Worldwide, Inc. (the “Company” or “ARC”) that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those under the caption “Risk Factors” contained in our Registration Statement on Form S-1 as filed with the SEC on March 24, 2015 with all such Risk Factors incorporated herein by reference thereto (the “Form S-1”).  In addition, these statements are based on a number of assumptions that are subject to change.  The forward-looking statements contained in this Report may include all other statements in this document other than historical facts. Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements.  Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses, and future prospects; (ii) business and management strategies and the expansion and growth of ARC; (iii) the effects of government regulation on ARC’s business; and (iv) our plans, objectives, expectations, and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements.  Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts, and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire, and successfully integrate attractive acquisition targets; expected earnings of ARC; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers, and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability of our customers to access required capital at a reasonable costs; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risk factors as disclosed under the caption “Risk Factors” in our Form S-1.  Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

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

Our mission is to bring technology and innovation to traditional manufacturing, thereby benefiting from the reduction of inefficiencies currently present in the global supply chain.  In particular, our focus is on accelerating the industry adoption of certain technologies, such as automation, robotics, software, and 3D printing (also referred to as additive manufacturing), as well as providing innovative ways to streamline the manufacturing process, including rapid tooling and online instant quoting.

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

•                  Accelerating Speed-to-Market.  The traditional manufacturing process, which often includes an inefficient price-quoting system and time-consuming tooling and production, is subject to lengthy bottlenecks.  We focus on reducing these inefficiencies through highly customized prototypes and small batch and short-run services, as well as seamless integration of proprietary technologies, such as online instant quoting, 3D printing, and rapid tooling, reducing the time and cost associated with new product development.

We believe certain manufacturing processes are moving away from traditional low-cost production centers, given increases in global wages and the displacement of labor by technology. We believe this will further accelerate the adoption of technology, including automation, robots and artificial intelligence, as inefficient and legacy manufacturing paradigms are displaced by new and more efficient systems.  We believe that U.S. manufacturing is poised for a rejuvenation as domestic production improves.  We view these developments and the anticipated resurgence of U.S. manufacturing as a growth opportunity for our Company.

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

Our key strengths are built upon core capabilities, including:

•                  Metal Injection Molding (“MIM”).  As a pioneer of MIM technology and driven by our proprietary feedstock, vast material science understanding, and powder metallurgy experience, we have one of the more advanced MIM capabilities in the marketplace.  ARC provides high-quality, complex, precision, net-shape metal components to market-leading companies in a numerous sectors, including the medical and dental, firearms and defense, automotive, aerospace, consumer durable, and electronic devices industries.  Our process is highly automated, utilizing advanced robotics to ensure high levels of quality and efficiency.

•                  3D Printing (“Additive Manufacturing” or “AM”).  We offer a variety of 3D printing solutions, with an emphasis on metal 3D printing and rapid tooling.  In general, we believe the metal Additive Manufacturing sector to be one of the more attractive segments of the industry, in addition to having significant barriers to entry.  Furthermore, metal 3D printing, while a complex technology, is similar to our MIM business.  Our 3D printing capabilities enable us to offer rapid prototyping and short-run production, helping our customers improve their speed-to-market.  Due to our existing customer base, metallurgy background, and injection molding capabilities, we believe we are one of the best positioned companies to benefit from the growth of Additive Manufacturing.

•                  Metal & Plastic Fabrication.  We offer a number of specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include magnesium injection molding, tool making, clean room molding, computer numerical control machining, precision stamping, plastic injection molding, hermetic seal assemblies, and fitting and flange manufacturing.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended,
	March 29, 2015		March 30, 2014
(in thousands)	Amount	Percent of sales	Amount	Percent of sales
Sales	$27,864	100.0%	$20,930	100.0%
Cost of sales	21,582	77.5	14,501	69.3
Gross profit	6,282	22.5	6,429	30.7
Selling, general, and administrative	4,549	16.3	2,963	14.2
Merger expense	—	—	194	0.9
Income from operations	1,733	6.2	3,272	15.6
Other income, net	128	0.5	2	—
Interest expense, net	(1,466)	(5.2)	(282)	(1.3)
Income before income taxes	395	1.5	2,992	14.3
Income tax benefit (expense)	39	0.1	(1,342)	(6.4)
Net income	$434	1.6%	$1,650	7.9%

The following table summarizes our results of operations for the nine months ended March 29, 2015 and March 30, 2014:

	Nine months ended,
	March 29, 2015		March 30, 2014
(in thousands)	Amount	Percent of sales	Amount	Percent of sales
Sales	$83,668	100.0%	$59,272	100.0%
Cost of sales	64,016	76.5	40,888	69.0
Gross profit	19,652	23.5	18,384	31.0
Selling, general, and administrative	14,967	17.9	10,465	17.7
Merger expense	187	0.2	194	0.3
Income from operations	4,498	5.4	7,725	13.0
Other income, net	117	0.1	9	—
Interest expense, net	(3,600)	(4.3)	(781)	(1.3)
Income before income taxes	1,015	1.2	6,953	11.7
Income tax expense	(351)	(0.4)	(2,418)	(4.1)
Net income	$664	0.8%	$4,535	7.7%

Sales

For the Three Months Ended March 29, 2015 Compared to the Three Months Ended March 30, 2014

Sales during the three month period ended March 29, 2015 totaled $27.9 million, representing an increase of $7.0 million, or 33.5%, from $20.9 million during the three month period ended March 30, 2014.  The change in sales by reportable segment was as follows:

•                  Precision Components Group sales were $21.3 million during the three month period ended March 29, 2015, representing an increase of approximately $3.4 million, or 19.0%, as compared with sales of $17.9 million in the prior year period.  The increase in sales was primarily due to the acquisitions of Thixoforming LLC, and Kecy Corporation and 411 Munson Holding (collectively referred to as “Kecy”) during fiscal year 2014, which contributed approximately $7.4 million, in total during the current year period.  The sales increase during the period was partially offsetting by lower sales at certain MIM facilities, totaling approximately $4.0 million, most notably to firearm and defense customers, as well the financial impact from the Euro on our Hungarian operations of approximately $0.5 million.

•                  3DMT Group sales were $4.7 million during the three month period ended March 29, 2015, representing an increase of approximately $3.7 million, or 370.0%, as compared with sales of $1.0 million in the prior year period.  This increase was primarily due to the acquisition of ATC in April 2014.

•                  Flanges and Fitting Group sales were $1.4 million during the three month period ended March 29, 2015, representing a decrease of approximately $0.2 million, or 12.5%, as compared with sales of $1.6 million in the prior year period.  The decrease was primarily the result of reduced sales to customers in the energy industry.

•                  Wireless Group sales were $0.5 million during the three month period ended March 29, 2015, representing no change as compared with sales of $0.5 million in the prior year period.

For the Nine Months Ended March 29, 2015 Compared to the Nine Months Ended March 30, 2014

Sales during the nine month period ended March 29, 2015 totaled $83.7 million, representing an increase of $24.4 million, or 41.1%, from $59.3 million during the nine month period ended March 30, 2014.  The change in sales by reportable segment was as follows:

•                  Precision Components Group sales were $65.1 million during the nine month period ended March 29, 2015, representing an increase of approximately $15.2 million, or 30.5%, as compared with sales of $49.9 million in the prior year period.  The increase in sales was primarily due to the acquisitions of Thixoforming LLC, and Kecy during fiscal year 2014 totaling $21.3 million, partially offsetting by lower sales at certain MIM facilities, totaling approximately $6.5 million, most notably to firearm and defense customers, as well the financial impact from the Euro on our Hungarian operations of approximately $0.9 million.

•                  3DMT Group sales were $12.5 million during the nine month period ended March 29, 2015, representing an increase of approximately $9.3 million, or 290.6%, as compared with sales of $3.2 million in the prior year period.  This increase was primarily due to the acquisition of ATC in April 2014.

•                  Flanges and Fitting Group sales were $4.4 million during the nine month period ended March 29, 2015, representing an increase of approximately $0.2 million, or 4.8%, as compared with sales of $4.2 million in the prior year period.  The increase was primarily the result of recent operational initiatives.

•                  Wireless Group sales were $1.6 million during the nine month period ended March 29, 2015, representing a decrease of approximately $0.5 million, or 23.8%, as compared with sales of $2.1 million in the prior year period.  The decrease was primarily attributable to a one-time production delay at a contract manufacturer.

Gross Profit

Gross profit is affected by a number of factors including product mix, cost of labor and raw materials, unit volumes, pricing, competition, new products and services as a result of acquisitions and new customer programs, and capacity utilization.  In the case of acquisitions and new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead.  Gross margin may improve over time as manufacturing volumes, utilization rates, and overhead absorption levels improve.  As a result of these various factors, our gross margin varies from period to period.

For the Three Months Ended March 29, 2015 Compared to the Three Months Ended March 30, 2014

On a consolidated basis, gross profit was $6.3 million during the three month period ended March 29, 2015, representing a decrease of approximately $0.1 million, or 1.6%, as compared with gross profit of $6.4 million in the prior year period.  Gross margin decreased to 22.5% in the three month period ended March 29, 2015, compared with 30.7% in the three month period ended March 30, 2014.  The primary reasons for the decrease in gross profit and gross margin were lower margins associated with sales from Kecy, a shift in the product mix to lower margin MIM products at certain facilities, and decreased factory utilization from lower sales.  Gross profit by reportable segment is as follows:

•                  Precision Components Group gross profit was $4.9 million during the three month period ended March 29, 2015, representing a decrease of approximately $0.7 million, or 12.5%, as compared with gross profit of $5.6 million in the prior year period.  Gross margin decreased to 23.0% in the three month period ended March 29, 2015, compared with 31.5% in the three month period ended March 30, 2014.  The primary reasons for the decrease in gross profit and gross margin were due to lower margins associated with sales of metal stamping products from Kecy, a shift in the product mix to lower margin MIM products at certain facilities, and decreased factory utilization associated with lower sales at certain of our MIM facilities.  While we anticipate that the margin on sales of metal stamping products will remain below the Precision Component’s Group’s historical average during the 2015 fiscal year, we have identified several opportunities for margin improvement on our metal stamping products that we will implement over the next several quarters.

•                  3DMT Group gross profit was $0.9 million during the three month period ended March 29, 2015, representing an increase of approximately $0.8 million compared with gross profit of $0.1 million in the prior year period.  Gross margin increased to 19.3% in the three month period ended March 29, 2015, compared with 14.1% in the three month period ended March 30, 2014.  The primary reason for the increase in gross profit was due to increased gross profit from incremental sales at ATC totaling approximately $0.7 million.

•                  Flanges and Fitting Group gross profit was $0.3 million during the three month period ended March 29, 2015, representing a decrease of approximately $0.2 million compared with gross profit of $0.5 million in the prior year period.  Gross margin was 23.0% in the three month period ended March 29, 2015 compared with 30.1% in the three month period ended March 30, 2014.  The decrease in margin was primarily due to lower sales to the energy industry and a change in product mix.

•                  Wireless Group gross profit was $0.2 million during the three month period ended March 29, 2015, which was comparable to the gross profit of $0.2 million in the prior year period.

For the Nine Months Ended March 29, 2015 Compared to the Nine Months Ended March 30, 2014

On a consolidated basis, gross profit was $19.7 million during the nine month period March 29, 2015, representing an increase of approximately $1.3 million, or 7.1%, as compared with gross profit of $18.4 million in the prior year period.  Gross margin decreased to 23.5% in the nine month period ended March 29, 2015, compared with 31.0% in the nine month period ended March 30, 2014.  The primary reason for the increase in gross profit was higher sales due to the acquisitions of Kecy, ATC, and

Thixoforming.  The primary reasons for the decrease in gross margin were due to lower margins associated with sales from Kecy, a shift in the product mix to lower margin MIM products, and decreased factory utilization from lower sales at certain MOM facilities.  Gross profit by reportable segment is as follows:

•                  Precision Components Group gross profit was $15.2 million during the nine month period ended March 29, 2015, representing a decrease of approximately $0.5 million, or 3.2%, as compared with gross profit of $15.7 million in the prior year period.  Gross margin decreased to 23.4% in the nine month period ended March 29, 2015, compared with 31.5% in the nine month period ended March 30, 2014.  The primary reason for the decrease in gross profit was lower sales at certain MIM facilites.  The primary reasons for the decrease in gross margin were due to lower margins associated with sales of metal stamping products from Kecy, a shift in the product mix to lower margin MIM products at certain facilities, and decreased factory utilization from lower sales at certain of our MIM facilities.  While we anticipate that the margin on sales of metal stamping products will remain below the Precision Component’s Group’s historical average during the 2015 fiscal year, we have identified several opportunities for margin improvement on our metal stamping products that we will implement over the next several quarters.

•                  3DMT Group gross profit was $2.9 million during the nine month period ended March 29, 2015, representing increase of approximately $2.1 million as compared with gross profit of $0.8 million in the prior year period.  Gross margin decreased to 22.9% in the nine month period ended March 29, 2015, compared with 25.2% in the nine month period ended March 30, 2014.  The primary reason for the increase in gross profit was higher sales from ATC.  The primary reason for the decrease gross margin was due to a lower margin on sales from ATC.

•                  Flanges and Fitting Group gross profit was $1.1 million during the nine month period ended March 29, 2015, which was comparable to the gross profit of $1.1 million in the prior year period.

•                  Wireless Group gross profit was $0.5 million during the nine month period ended March 29, 2015, as compared with gross profit of $0.8 million in the prior year period.  Gross margin decreased to 28.4% in the nine month period ended March 29, 2015, compared with 37.9% in the nine month period ended March 30, 2014.  The decreases in gross profit and gross margin were primarily due to lower sales volume primarily attributable to a one-time production delay at a contract manufacturer.

Selling, General, and Administrative Expenses

For the Three Months Ended March 29, 2015 Compared to the Three Months Ended March 30, 2014

Selling, general, and administrative expense, or SG&A, totaled $4.5 million, or 16.3% of sales, during the three month period ended March 29, 2015, compared with $3.0 million, or 14.2% of sales during the three month period ended March 30, 2014.  The increase in SG&A expense during the three month period ended March 29, 2015 was primarily due to costs incurred by companies acquired during fiscal year 2014 and the establishment of 3DMT, which, in total, accounted for an increase of approximately $1.8 million, of which $0.7 million consisted of amortization of acquired intangible assets.  The increase in SG&A at acquired and established companies was partially offset by lower SG&A of approximately $0.6 million as compared with the prior year at facilities in the Precision Components Group segment as we reduced personnel and personnel related costs.

For the Nine Months Ended March 29, 2015 Compared to the Nine Months Ended March 30, 2014

Selling, general, and administrative expense, or SG&A, totaled $15.0 million, or 17.9% of sales, during the nine month period ended March 29, 2015, compared with $10.5 million, or 17.7% of sales during the nine month period ended March 30, 2014.  The increase in SG&A expense during the nine month period ended March 29, 2015 was primarily due to costs incurred by companies acquired during fiscal year 2014 and the establishment of 3DMT which, in total, accounted for an increase of approximately $5.8 million, of which $2.2 million consisted of amortization of acquired intangible assets.  The increase in

SG&A at acquired companies was partially offset by lower SG&A of approximately $1.2 million as compared with the prior year at facilities in the Precision Components Group segment as we reduced personnel and personnel related costs.

Merger Expense

For the Three Months Ended March 29, 2015 Compared to the Three Months Ended March 30, 2014

There were no merger related costs for the three month period ended March 29, 2015 compared to $194 thousand in the prior year period.  Merger expense incurred in the prior year period were related to acquisitions completed in the fourth quarter of fiscal year 2014.

For the Nine months ended March 29, 2015 Compared to the Nine months ended March 30, 2014

Merger expense totaled $187 thousand during the nine month period ended March 29, 2015 compared with $194 thousand in the prior year period.  The merger expense incurred in fiscal year 2015 consisted of professional fees for services that related to acquisitions completed in the fourth quarter of fiscal year 2014.

Interest Expense, Net

For the Three Months Ended March 29, 2015 Compared to the Three Months Ended March 30, 2014

Interest expense, net, was $1.5 million during the three month period ended March 29, 2015, compared to $282 thousand during three month period ended March 30, 2014.  The increase in expense was primarily the result of additional debt outstanding as a result of entering into a new credit agreement during the fourth quarter of fiscal year 2014 to finance acquisitions and higher interest rates on debt as a result of amending the Senior Credit Facility and entering into the Subordinated Credit Facility in November 2014.

For the Nine Months Ended March 29, 2015 Compared to the Nine Months Ended March 30, 2014

Interest expense, net, was $3.6 million during the nine month period ended March 29, 2015, compared to $781 thousand during nine month period ended March 30, 2014.  The increase in expense was primarily the result of additional debt outstanding as a result of entering into a new credit agreement during the fourth quarter of fiscal year 2014 to finance acquisitions and higher interest rates on debt as a result of amending the Senior Credit Facility and entering into the Subordinated Credit Facility in November 2014.

Income Tax Expense

For the Three Months Ended March 29, 2015 Compared to the Three Months Ended March 30, 2014

Income tax benefit was $39 thousand for the three-month period ended March 29, 2015, compared to $1.3 million of income tax expense for the three-month period ended March 30, 2014.  The primary reason for the decrease in tax expense was lower pre-tax income as well as discrete items that favorably impacted the tax obligation for the three month period ended March 30, 2014.

For the Nine Months Ended March 29, 2015 Compared to the Nine Months Ended March 30, 2014

Income tax expense was $351 thousand (34.6% effective rate) for the nine month period ended March 29, 2015, compared to $2.4 million (34.8% effective rate) for the nine month period ended March 30, 2014.  The primary reason for the decrease in tax expense was lower pre-tax income.

Liquidity and Capital Resources

As of March 29, 2015, we had cash of $4.0 million.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations for the next twelve months.

In summary, our cash flows were:

	Nine months ended
(in thousands)	March 29, 2015	March 30, 2014
Net cash provided by operating activities	$1,502	$8,036
Net cash used in investing activities	(4,236)	(2,623)
Net cash used in financing activities	(2,470)	(3,451)

Operating Activities

Cash provided by operating activities was $1.5 million for the nine months ended March 29, 2015, as compared to $8.0 million of cash provided by operating activities in the nine months ended March 30, 2014.  The decrease in cash provided by operating activities in the nine months ended March 29, 2015 was primarily attributable to increased uses of working capital, the largest of which were increases in inventory of $1.5 million, accounts receivable of $0.7 million, and prepaid expenses and other assets of $0.5 million, and decreases in accounts payable of $1.8 million and accrued expenses of $1.9 million.  Uses of working capital increased primarily due to acquisitions made during the fourth quarter of fiscal year 2014 and increases in inventory at certain MIM facilities.  The decrease in net income of approximately $3.9 million was offset by an increase in non-cash depreciation and amortization expense of $4.4 million.

Investing Activities

Cash used in investing activities increased $1.6 million to $4.2 million in the nine months ended March 29, 2015, from $2.6 million in the nine months ended March 30, 2014.  The increase was primarily due to expansion of our MIM production facilities in Colorado and Florida.

Financing Activities

Cash used in financing activities decreased $1.0 million to $2.5 million for the nine months ended March 29, 2015, compared with cash used of $3.5 million for the nine months March 30, 2014.  The decrease in cash used in financing activities was primarily due to lower net principal payments on debt and capital lease obligations of $1.1 million.  As of March 29, 2015, the Company had $75.8 million in long-term debt that is subject to monthly reporting and covenant compliance.  If the Company is not in compliance with the covenants and unable to obtain waivers, the Administrative Agent has with the consent of, or at the request of, lenders under the Senior Secured Credit Facility multiple remedies, including declaring the unpaid principal amount of all outstanding loans under its Senior Secured Credit Facility, and all interest accrued and unpaid thereon, be immediately due and payable.

Subsequent to the period covered by this Report, on April 8, 2015, the Company sold 3,450,000 shares of ARC common stock in a registered public offering at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full.  The Company received net proceeds from the offering, after underwriting discounts, commissions, fees and expenses, of approximately $15.6 million.  The net proceeds were used to prepay a portion of the principal outstanding on the Company’s Senior Secured Term Loan.

Debt and Credit Arrangements

Amended & Restated Credit Agreement

On November 10, 2014 (the “Effective Date”), the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement with Citizens Bank (the “Amended & Restated Credit Agreement”), which amended and restated

the Credit Agreement, dated as of April 7, 2014 (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated as of June 25, 2014 (the “June 2014 Amendment”), by and among the Company and its certain subsidiaries, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto, regarding loans and extensions of credit in the principal amount of up to $90.0 million.  On December 23, 2014, the parties to the Amended & Restated Credit Agreement entered into a first amendment (the “Citizens First Amendment”).

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

Subsequent to the period covered by this Report, on May 11, 2015, the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into the Limited Waiver and Second Amendment (the “Citizens Second Amendment”) to the Amended and Restated Credit Agreement, as amended by the Citizens First Amendment, by and among the Company and its certain subsidiaries, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto.  In consideration for the Company and its subsidiaries entering into the Citizens Second Amendment, the Administrative Agent and the Lenders waived non-compliance of the Company and its subsidiaries with respect to certain covenants in the Amended & Restated Credit Agreement and the First Amendment.  Aside from the aforementioned items, there have been no other changes to the terms and conditions of the Amended & Restated Credit Agreement.

The foregoing descriptions of the Amended & Restated Credit Agreement and the Citizens First Amendment do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

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

The foregoing descriptions of the Amended & Restated Credit Agreement and the Citizens First Amendment do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

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

Senior Credit Facility Financial Ratios.  The Company’s Senior Credit Facility contains financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  Pursuant to the Citizens Second Amendment, compliance by the Company with the Fixed Charge Coverage Ratio has been waived for the fiscal quarter ended March 29, 2015 and scheduled principal payments on indebtedness for the fiscal quarters ending March 29, 2015 and June 30, 2105 shall be excluded from the fixed charge coverage calculation.  The Company may otherwise not have a Fixed Charge Coverage Ratio less than 1.25:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.  The summary calculations of the Company’s Senior Credit Facility Fixed Charge Coverage Ratio as of March 29, 2015 are as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$15,598
Less unfinanced portion of capital expenditures	(5,646)
Less expense for taxes paid in cash	(985)
Coverage Amount (a)	$8,967
Fixed Charges (b)	$7,343
Fixed Charge Coverage Ratio (a:b) (1)	1.22

(1)         As a result of the aforementioned changes, the Company believes that it will be in compliance with this covenant in future periods.

Maximum Total Leverage Ratio.  Pursuant to the Citizens Second Amendment, compliance by the Company with the Maximum Total Leverage Ratio has been waived for the fiscal quarter ended March 29, 2015.  The Company may otherwise not permit the Maximum Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Total Leverage Ratio is defined as the ratio of (a) funded indebtedness of the Companies, consisting of our Revolving Loan, Senior Subordinated Debt, and capital lease obligations, net of cash on hand, and its subsidiaries as of such date, to (b) consolidated EBITDA of the Company and its subsidiaries for the test period ended as of such date.

Period	Total Leverage Ratio
Through March 28, 2015	Waived
March 29, 2015 through June 29, 2015	5.00:1.00
June 30, 2015 through September 26, 2015	4.75:1.00
September 27, 2015 through December 26, 2015	4.50:1.00
December 27, 2015 through June 29, 2016	4.25:1.00
June 30, 2016 through December 24, 2016	4.00:1.00
December 25, 2016 and thereafter	3.50:1.00

The summary calculations of the Company’s Senior Credit Facility Maximum Total Leverage Ratio as of March 29, 2015 are as follows:

(in thousands, except ratio)	Amount	Pro forma (1)
Funded Indebtedness (a)	$80,810	$65,184
Consolidated EBITDA (b)	$15,598	$15,598
Maximum Total Leverage Ratio (a:b)	5.18:1.00	4.18:1.00

(1)         Giving effect to the registered public offering and sale of 3,450,000 shares of ARC common stock on April 8, 2015 subsequent to the period covered by this report at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full, in April 2015.  The Company received net proceeds from the offering, after underwriting discounts, commissions, fees and expenses, of approximately $15.6 million.  The net proceeds were used to prepay a portion of the principal outstanding on the Company’s Senior Secured Term Loan.

Maximum Senior Leverage Ratio.  Pursuant to the Citizens Second Amendment, compliance by the Company with the Maximum Senior Leverage Ratio has been waived for the fiscal quarter ended March 29, 2015.  The Company may otherwise not permit the Maximum Senior Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Senior Leverage Ratio means, as to the Company and its subsidiaries on a consolidated basis as of the date of its determination, the ratio of (a) funded indebtedness of the Company and its subsidiaries, less the aggregate amount of junior financing of the Company and its subsidiaries included therein as of such date; to (b) Consolidated EBITDA of the Company and its subsidiaries for the Test Period ended as of such date.

Period	Senior Leverage Ratio
Through March 28, 2015	Waived
March 29, 2015 through June 29, 2015	3.50:1.00
June 30, 2015 through September 26, 2015	3.25:1.00
September 27, 2015 through December 26, 2015	3.00:1.00
December 27, 2015 through June 29, 2016	2.75:1.00
June 30, 2016 through December 24, 2016	2.50:1.00
December 25, 2016 and thereafter	2.25:1.00

The summary calculations of the Company’s Senior Credit Facility Maximum Senior Leverage Ratio as of March 29, 2015 are as follows:

(in thousands, except ratio)	Amount	Pro forma (1)
Funded Indebtedness	$80,810	$65,184
Less aggregate amount of junior financing	(20,000)	(20,000)
Senior Leverage Amount (a)	$60,810	$45,184
Consolidated EBITDA (b)	$15,598	$15,598
Senior Leverage Ratio (a:b)	3.90	2.90

(1)         Giving effect to the registered public offering and sale of 3,450,000 shares of ARC common stock on April 8, 2015 subsequent to the period covered by this report at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full, in April 2015.  The Company received net proceeds from the offering, after underwriting discounts, commissions, fees and expenses, of approximately $15.6 million.  The net proceeds were used to prepay a portion of the principal outstanding on the Company’s Senior Secured Term Loan.

Subordinated Credit Facility Financial Ratios.  The Company’s Subordinated Credit Facility contains the following financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  The Company may not have a Fixed Charge Coverage Ratio less than 1.10:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.  The summary calculations of the Company’s Subordinated Credit Facility Fixed Charge Coverage Ratio as of March 29, 2015 are as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$15,598
Less unfinanced portion of capital expenditures	(5,646)
Less expense for taxes paid in cash	(985)
Coverage Amount (a)	$8,967
Fixed Charges (b)	$7,343
Fixed Charge Coverage Ratio (a:b)	1.22

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

Period	Total Leverage Ratio
Through December 30, 2014	5.50:1.00
December 31, 2014 through March 30, 2015	5.50:1.00
March 31, 2015 through June 29, 2015	5.25:1.00
June 30, 2015 through September 29, 2015	5.00:1.00
September 30, 2015 through March 30, 2016	4.75:1.00
March 31, 2016 through September 29, 2016	4.50:1.00
September 30, 2016 and thereafter	4.00:1.00

The summary calculations of the Company’s Subordinated Credit Facility Total Leverage Ratio as of March 29, 2015 are as follows:

(in thousands, except ratio)	Amount	Pro forma (1)
Funded Indebtedness (a)	$80,810	$65,184
Consolidated EBITDA (b)	$15,598	$15,598
Maximum Total Leverage Ratio (a:b)	5.18:1.00	4.18:1.00

(1)         Giving effect to the registered public offering and sale of 3,450,000 shares of ARC common stock on April 8, 2015 subsequent to the period covered by this report at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full, in April 2015.  The Company received net proceeds from the offering, after underwriting discounts, commissions, fees and expenses, of approximately $15.6 million.  The net proceeds were used to prepay a portion of the principal outstanding on the Company’s Senior Secured Term Loan.

Compliance with Financial Ratio Covenants

Subsequent to the period covered by this Report, on April 8, 2015, the Company sold to the public 3,450,000 shares of ARC common stock in a registered public offering at a price of $5.00 per share, including 450,000 shares sold pursuant to a fully-exercised option to purchase additional shares granted to the underwriters by the Company.  The Company received net proceeds from the offering of approximately $15.6 million after underwriting discounts, commissions, fees, and expenses.  The net proceeds were then used to prepay a portion of the principal outstanding under the Amended & Restated Credit Agreement.  On May 11, 2015, as a result of the prepayment, the Company, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders entered into the Citizens Second Amendment to the Amended and Restated Credit Agreement.  Under the terms of the Citizens Second Amendment, the Administrative agent and the lenders agreed to waive certain covenants in the Amended and Restated Credit Agreement with respect to which the Company was not in compliance and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2105.  Aside from the aforementioned items, there have been no other changes to the terms and conditions of the Amended & Restated Credit Agreement.

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

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	March 29, 2015
Net income	$771.7
Plus: Interest expense, net	4,220.7
Plus: Income taxes	344.2
Plus: Depreciation and amortization	8,738.7
Plus: Merger related expenses	359.4
Restructuring and severance expenses	750.0
Plus: Other non-recurring expenses	491.7
Plus: Acquired pro forma EBITDA adjustments	(78.1)
Consolidated EBITDA	$15,598.3

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of March 29, 2015.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Item 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, we have concluded that disclosure controls and procedures were not effective as of March 29, 2015 at the reasonable assurance level due to a weakness in our internal control over financial reporting.

Our management has identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board as of March 29, 2015.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, management presented a remediation plan to the Audit Committee concerning SEC reporting compliance.  Included in the process of designing a proposed remediation plan is evaluation of the accounting staff and assessing the needs for training, and evaluation of the need for heavier usage of outside consultants.  We have added staff in our accounting function and changed certain service providers during fiscal year 2015.  We are committed to, and have begun, improving our financial organization and implementing our remediation plan.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended March 29, 2015, that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

10.43

Schedules and Exhibits to the Credit Agreement, dated November 10, 2014, by and among ARC Group Worldwide, Inc., Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, McLarty Capital Partners SBIC, L.P., as administrative agent, and other lenders from time to time party hereto , incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed on January 14, 2015.

10.44

Land Lease, dated August 7, 2014, by and between City of Deland, a Florida municipal corporation, and Flomet LLC, incorporated by reference to Exhibit 10.44 to the Company’s Amendment 1 to Registration Statement on Form S-1, filed on January 20, 2015.

10.45

Form of Lock-Up Agreement, dated April 8, 2015 by and among Brean Capital, LLC, Imperial Capital, LLC and Jason T. Young, CEO and Chairman; Drew M. Kelley, CFO and Director, Gregory D. Wallis, Director; Eddie W. Neely Director, Todd Grimm Director, Theodore Deinard and Everest Hill Group, Inc., incorporated by reference to Exhibit D of Exhibit 1.1 to the Company’s Amendment 4 to Registration Statement on Form S-1, filed on March 23, 2015.

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

ARC GROUP WORLDWIDE, INC.

Date: May 11, 2015	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: May 11, 2015	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Chief Financial Officer and
Principal Accounting Officer