Form 10-K
period 2015-06-30
ARC Group Worldwide, Inc.
filed 2015-09-25
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒   ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: 5,629,640 shares of common stock at a price of $10.42 per share for an aggregate market value of $58.7 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 16, 2015, there were 19,029,297 shares of the registrant’s $0.0005 par value common stock outstanding.  No other class of equity securities is issued or outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2015.

ARC Group Worldwide, Inc.

PART I

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Annual Report (this “Report”) may contain certain statements about ARC Group Worldwide, Inc. (the “Company” or “ARC”)  that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those under the caption “Risk Factors” contained herein.  In addition, these statements are based on a number of assumptions that are subject to change. The forward-looking statements contained in this Report may include all other statements in this document other than historical facts.  Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements.  Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses and future prospects; (ii) business and management strategies and the expansion and growth of ARC; (iii) the effects of government regulation on ARC’s business; and (iv) our plans, objectives, expectations and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements.  Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire and successfully integrate attractive acquisition targets; expected earnings of ARC; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability of our customers to access required capital at a reasonable cost; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risk factors as disclosed herein under the caption “Risk Factors.”  Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

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

ITEM 1. BUSINESS

Overview

ARC Group Worldwide, Inc. (referred to herein with all of its subsidiaries as the “Company” or “ARC”) is a leading, global advanced manufacturer offering a full suite of products and services to our customers including metal injection molding (“MIM”), 3D printing (also referred to as “Additive Manufacturing” or “AM”), precision stamping, traditional and clean room plastic injection molding and advanced rapid tooling.  Through our product offering we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency, and speed-to-market for our customers.

Our mission is to accelerate the adoption of key technologies, such as automation, robotics, software, and 3D printing, in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  Further, we seek to create innovative ways to streamline and improve the overall manufacturing process, including offering online instant quoting, in-house rapid and advanced conformal tooling, and a full suite of prototype-to-production capabilities.

More specifically, the two key pillars of our business strategy are centered on the following areas:

•                  Holistic Manufacturing Solution.  The metal and plastic fabrication industries are highly fragmented with numerous single-solution providers.  Given the inefficiencies associated with working with these disjointed groups, many manufacturers seek to improve their supplier base by working with more scaled, holistic providers.  Our strategy is to facilitate the consolidation and streamlining of global supply chains by offering a holistic solution to our customer’s manufacturing needs.  In particular, ARC provides a “one-stop shop” solution to our customers by offering a spectrum of highly advanced products, processes, and services, thereby delivering highly-engineered precision components at efficient production yields.

•                  Accelerating Speed-to-Market.  The traditional prototype-to-production process is often subject to lengthy bottlenecks and is characterized by inefficient price quoting delays, time-consuming tooling procedures, and outdated production methodologies.  To differentiate itself from competitors, ARC focuses on reducing inefficiencies in the development cycle by offering the seamless integration of a wide-variety of proprietary technologies in order to dramatically reduce the time and cost associated with new product development.  Specifically, the Company has developed rapid and instant online quoting solutions, rapid prototype solutions, short-run production services, in-house rapid and advanced conformal tooling, and rapid full production capabilities.

Separately, we believe that U.S. manufacturing is poised for a rejuvenation as global wage disparities mitigate and traditional labor-intensive processes are displaced by technology.  We believe these macroeconomic trends may aid in the adoption of our business strategy.

Our Company’s key fundamental strengths are built upon core capabilities, including:

•                  Metal Injection Molding.  We are a large and well-respected MIM provider.  As a pioneer of MIM technology, and driven by our material science understanding, powder metallurgy experience, and established global facilities, we are one of the most advanced MIM operators in the marketplace.  ARC provides high-quality, complex, precision, net-shape metal components to market-leading companies in a numerous sectors, including the medical and dental, firearms and defense, automotive, aerospace, consumer durable, and electronic devices industries.  Further, our process is highly automated, utilizing advanced robotics and automation to ensure high levels of quality and efficiency.

•                  3D Printing.  We offer a variety of 3D printing solutions, with an emphasis on; (i) metal 3D printing; and (ii) rapid and advanced conformal tooling.  In general, given promising signs of growth and related barriers to entry, we believe the metal 3D printing sector to be one of the more attractive segments of the overall Additive Manufacturing (“AM”) industry.  Furthermore, metal 3D printing, while a complex technology still in its early stages, shares several fundamental similarities with our MIM business, thereby helping to accelerate our research and development.  Separately, our metal 3D printing capabilities enable ARC to offer a variety of new services, including rapid prototyping, rapid tooling and short-run production, helping our customers improve their product speed-to-market.  Given our established customer base, diverse metallurgy background, and scalable injection molding capabilities, we believe we are well-positioned in the industrial metal 3D printing market.

•                  Additional Metal and Plastic Fabrication Capabilities.  We offer a number of additional specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include precision stamping, magnesium injection molding, computer numerical control machining, plastic injection molding (including medical clean room applications), hermetic seal assemblies, and fitting and flange manufacturing.

•                  Wireless.  Our wireless business designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks.  Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value-added resellers, and other original equipment manufacturers (“OEM”).  Further, we believe there is an opportunity to increase utilization of our wireless technology to wirelessly connect the manufacturing floor and industrial products/applications, as the world moves to a more wireless based framework.

Our overall growth strategy is centered on: (i) driving organic improvement through the expansion and cross-selling of our core services to existing clients; (ii) accelerating the adoption of our technology by new customers in traditional manufacturing markets; (iii) expanding our holistic service offerings through strategic vertical and horizontal acquisitions; and (iv) improving financial and operational results from the implementation of operational best practices.  Accordingly, all of our business divisions are managed consistently with this strategy in order to drive organic sales growth, and operational efficiencies, while improving quality, speed, and service to our customers.

Our History

Our Company was incorporated in the State of Utah on September 30, 1987.  On August 8, 2012, we acquired Advanced Forming Technologies (“AFT”), a leading provider of MIM components to a variety of industries.  AFT is comprised of two operating units, AFT-U.S. and AFT Hungary.  Concurrently therewith, we acquired all of the shares of Quadrant Metals Technology, LLC (“QMT”), whose subsidiaries, TeknaSeal LLC (“TeknaSeal), FloMet LLC (“FloMet”) and General Flange & Forge (“GF&F”), provided high-quality fabricated metal components to diverse industries, among them medical and dental devices, firearms and defense industries, electronic devices, and the fluid handling industries, including energy.

On April 7, 2014, we acquired two companies, Advance Tooling Concepts, LLC (“ATC”) and Thixoforming LLC (“Thixoforming”).  ATC is a leading plastic injection molding company, offering complete, turnkey plastic injection molding capabilities, as well as fully-staffed and equipped in-house molding and tooling for diverse markets, including the medical and dental device, electronic, consumer, and defense industries.  Thixoforming is a leading provider of magnesium injection molding, producing complex, high-density injection molding components from magnesium alloys.

On June 25, 2014, we acquired substantially all of the assets of Kecy Corporation (“Kecy”) and 411 Munson Holding (“Munson”).  Kecy is a precision metal stamping company that also offers value-added secondary design and production processing.  The Kecy acquisition, along with the purchase of certain real property from Munson used in Kecy operations, allows ARC to provide its customers with metal stamping applications in order to offer a more holistic solution and improve the speed-to-market.

On April 8, 2015, we sold 3,450,000 shares of ARC common stock in a registered public offering at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full.  We received net proceeds from the offering, after underwriting discounts, commissions, fees and expenses, of approximately $15.5 million.  The net proceeds were used to prepay a portion of the outstanding principal of our senior secured term loan.

Everest Hill Group Inc. (“Everest Hill Group”) has been our major stockholder since 2008.  Over its 35 year investment history, Everest Hill Group and its affiliated investment vehicles have invested in over 75 companies, including approximately 40+ active portfolio companies.  We believe that Everest Hill Group’s successful investment track record and long-term investment horizon provides value to our company and its shareholders.

Industry Overview

We serve the global manufacturing industry as a provider of holistic prototype development and production solutions.  In particular, we manufacture highly-engineered, precision components for OEMs in the medical and dental device, defense and firearm, automotive, aerospace, and defense industries among others.  While our manufacturing technologies continue to gain market acceptance, they currently represent a fractional share of the global manufacturing market.

The global manufacturing industries we compete in are generally highly fragmented, consisting of many privately-held production companies and some publicly traded companies.  We believe the industry offers opportunities for consolidation, as many small, privately-held companies lack the financial resources to invest in the emerging technologies that are necessary to remain competitive.

Further, manufacturing technology in our industry has been rapidly evolving, giving improvements in accuracy, complexity, and the development of an increasing variety of feedstock alternatives.  We expect these trends to continue, and believe new technologies, including processing capabilities, advanced materials, and additive manufacturing advancements will enable us to create new and more efficient parts and services, thereby providing an excellent opportunity for long-term, future growth.

Key Industry Trends

The global manufacturing industry is evolving as characterized by a number of key trends, including:

•                  On-shoring of Global Manufacturing to the United States and the Developed World.  U.S. manufacturing may capture a growing portion of global manufacturing revenue as technological improvements, lower domestic energy prices, and the equalization of developing country wage disparity reestablishes the United States as a desirable location for select manufacturing operations.

•                  Growth Opportunity in Industrial 3D Printing.  The Additive Manufacturing industry has begun to displace some traditional manufacturing technologies, and we believe this trend may continue.  In particular, the industrial metal 3D printing service sector could outpace growth in the overall Additive Manufacturing industry given associated cost and production efficiencies, particularly in the aerospace industry.

•                  Accelerating Pace of New Product Development.  As the landscape for global OEMs becomes increasingly competitive, our OEM customers face increasing pressure to launch both new products and new versions of existing products with greater frequency.  In order to meet these objectives, our OEM customers seek to improve and accelerate the supply of highly-engineered, high-quality parts and components, enabling them to increase speed-to-market.  These customers are increasingly selecting suppliers on the basis of quality and speed of execution.

•                  Demand for Efficient and Consolidated Supply Chain.  The existing supply chain offers opportunities for improvement as OEMs procure parts, components, and sub-assemblies from many suppliers.  A large supplier base requires OEM customers to invest substantial time and capital in the coordination and management of their supply chains, with OEMs maintaining large numbers of employees devoted solely to procurement and supply chain management.  Additionally, the lead times necessary to fulfill OEM purchase orders often require several weeks-to-months due to the time associated with tooling, testing, manufacturing, and shipping complex parts.  Consequently, our OEM customers are seeking solutions that will achieve the following goals:

•                  Reduced Lead Times.  Our OEM customers experience production bottlenecks in the quoting and quick-turn/prototyping phases of the production cycle.  In order to reduce overall lead times, our customers are seeking technologically-enabled solutions that eliminate inefficiencies in their procurement process.

•                  Rationalization of Suppliers.  Many of our customers have implemented company-wide initiatives to reduce the complexity of their respective supply chains.  In selecting their ongoing supply partners, these customers are seeking industry leaders that offer an established market presence, financial flexibility and stability, the ability to supply multiple parts/components and an established track record of supplying technologically-advanced, highly-engineered parts/components with rapid turnaround times.

Competitive Strengths

We believe our competitive strengths include:

•                  Leading Market Position in MIM, with High Barriers to Entry.  We believe we are one of the largest companies in the fragmented global MIM industry. Further, we believe our unique, proprietary production processes, longstanding customer relationships, well-established industry reputation, investments in sophisticated technologies, including robotics, 3D printing, plastic injection molding, RapidMIM, and prototyping, and track record for quality products and services provide us with a competitive advantage over other market participants.  Additionally, we have made a sizeable capital investment in MIM machinery, as well as the software and other complementary services necessary to maintain and grow our business.  We believe there are a limited number of other market participants of comparable size and experience, with the vast majority of competitors substantially smaller in size, scale, capabilities and expertise.  We believe that the development of high-quality, commercially scalable MIM production would require any new competitors to invest significant capital and years of research and development before being able to commercially compete with us, thereby resulting in high barriers to entry for any new participants in the industry.

•                  Metal 3D Printing Part Production.  Due to the complementary nature of the MIM process and metal 3D printing, in the second quarter of fiscal 2014, we established our 3DMT Group segment, which consists of our legacy tooling product line, Advance Tooling Concepts, which was acquired in April 2014, and greenfield 3D printing and scanning operations.  We believe we are one of the few companies well-positioned to utilize technologies associated with the emerging metal 3D printing industry. Further, while Additive Manufacturing is still in its infancy, barriers to entry remain high principally due to the demands of properly understanding and applying associated technology, as well as scaling and building such a business.  Experience working with metal powder and producing complex metal components is critical to making quality, production-capable metal 3D parts.  3D printing services are a relatively new offering for us and currently represents a small portion of our business, however, we believe our experience and ancillary know-how are material competitive advantages to significantly grow this area of our operations during the foreseeable future.

•                  Early Adoption of Advanced Manufacturing Technologies.  We believe our adoption and implementation of 3D printing and other advanced manufacturing technologies, such as robotics, RapidMIM, rapid tooling, and instant online quoting, are key competitive advantages in the fragmented market in which we operate.  These technologies provide our customers with reduced order turnaround times and customized engineering solutions, while strengthening our customer relationships and enhancing our ability to market a broader and differentiated suite of products.  We believe our capital investment and collective experience with these technologies would be difficult to replicate for smaller or limited- product-suite competitors.

•                  Differentiated Business Model.  We believe that our business model is highly differentiated from many of our competitors. Historically, we generally manufactured some of the most critical and difficult-to-produce components for our customers’ products.  As such, we have been able to expand the scope of products we offer to our customers to include other value-added services including 3D printing, plastic injection molding, and rapid tool making, among others. We believe our full-service solution represents a distinct competitive advantage in the marketplace and will increasingly become an even more important value differentiator going forward.

•                  Lean Manufacturing Technology and Operating Best Practices.  We manage our manufacturing operation on a decentralized basis, whereby each of our operating subsidiaries is run by a General Manager (“GM”). Our GMs are often recognized experts in lean manufacturing, six sigma, automation, and general operating best practices.  We have an orientation process whereby lean-manufacturing leaders groom our rising managers and mentor them on operating efficiency and excellence. These internal best practices are shared among our facilities and implemented when we acquire or initiate new operations.

•                  Experienced Management Team.  Our Chairman and Chief Executive Officer, Jason T. Young, has been integral to the strategic direction and growth of our business since he joined our Company in 2008. Among other achievements, Mr. Young led the turnaround of the Company, taking it from an unprofitable business to the growing and profitable business it is today.  Additionally, our Chief Financial Officer, Drew M. Kelley, who joined the Company in 2013 after a longstanding tenure in the financial services industry, contributes valuable expertise by providing our Company with financial oversight, strategic direction and complex corporate finance experience.

Business Strategy

Our business strategy focuses on growing revenues through the addition of new customers, organically increasing our “wallet share” from existing customers, developing technology to improve the manufacturing process and making strategic acquisitions to further consolidate the industry.  In order to achieve this, we are implementing the following strategic initiatives:

•                  Provide Customers with Faster and Higher Quality Solutions.  We believe that a key competitive differentiator in our business is utilizing technological solutions to increase customers’ speed-to-market.  We believe our technology-enhanced service offerings, which include 3D printing, rapid tooling, online quoting and RapidMIM, can reduce lead times and produce greater manufacturing efficiency.  In early 2014, we announced the launch of our proprietary online instant quoting software system and introduced this system for our plastic 3D printing business in August 2014.  Through continued development, our plan is to roll out the automated quoting system across our other business lines over time.  We also focus on utilizing our team of engineers and production experts to engage with customers at the design phase of their product development and endeavor to have them adopt our solutions throughout the entire manufacturing process, from prototype through large-scale commercial production, in order to create a more long term partnership.

•                  Cross-Sell Products and Services Across Our Customer Base.  We are able to gain access to new customer bases and better serve our existing customers by cross-selling our full suite of products and services.  We believe our customers are interested in new and complementary products and services our Company can offer, while at the same time valuing the simplification of their supply chains.  Consequently, we have found cross-selling provides us with a compelling symbiotic strategy for revenue growth, and we plan to continue to capitalize on cross-selling opportunities as we add products and services to our existing capabilities.

•                  Expand Sales Force and Marketing.  We have a highly skilled, technically-focused sales force.  Each ARC sales representative is responsible for selling our complete suite of solutions to target customers.  Traditional sales methodologies are supported and complemented by our online initiatives, as we have invested resources for improving our search engine optimization and marketing solutions.  Further, we believe that international markets present a compelling growth opportunity for our business, and we have been exploring those opportunities.

•                  Increase Market Penetration of 3D Technology.  We believe additive manufacturing, and in particular, metal 3D printing, can create growth opportunities in traditional manufacturing.  Over the next several years, metal 3D printing could continue to displace traditional forms of metal fabrication.  Given this opportunity, ARC has made, and will continue to make, material investments in research and development (“R&D”) in order to further develop and expand this capability.  At the same time, given their complementary attributes to our MIM business, these metal 3D printing capabilities could provide opportunities to further integrate with the Company’s traditional fabrication processes.

•                  Continue to Pursue Strategic Acquisitions.  We intend to continue to pursue acquisitions that meet our core strategic and financial criteria.  In particular, we seek companies that offer complementary products and services to our existing portfolio, while at the same time, provide us with access to new customer bases to cross-sell our existing solutions.  We believe there are numerous potential acquisition targets that meet our targeted criteria, and we intend to continue to pursue such acquisitions in the future.

Reporting Segments

Our operations are classified into four reportable business segments: Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.

•                  The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, precision metal stamping, and hermetic sealing.  Industries served include medical and dental devices, firearms and defense, automotive, aerospace, consumer durables, and electronic devices.

•                  The 3DMT Group was established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our legacy tooling product line, 3D Material Technologies (our Additive Manufacturing operations), and Advance Tooling Concepts, LLC, which was acquired in April 2014.

•                  The Flange and Fittings Group consists of General Flange & Forge which provides custom machining solutions and special flange facings.

•                  The Wireless Group focuses on wireless broadband technology related to propagation and optimization.  It designs and develops hardware, including antennas, radios, and related accessories, used in broadband, industrial and other wireless networks. Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value-added resellers and other original equipment manufacturers.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.  We spent $1.2 million and $346 thousand on R&D in fiscal years 2015 and 2014, respectively.  Our R&D personnel develop products to meet specific customer, industry, and market needs that we believe compete effectively against products distributed by other companies.

Employees

As of June 30, 2015, our global workforce, excluding contractors, totaled approximately 600 employees.  None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.  We have employment agreements with certain key senior employees.

Customer Base

Our top four customers accounted for approximately 30.5% and 40.0% of our 2015 and 2014 revenue, respectively.  The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

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

Regulation

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites.  We have infrastructures in place to ensure that our operations are in compliance with all applicable environmental regulations.  The costs of compliance with these laws and regulations have not had a material adverse effect on our financial condition, results of operations or competitive position, and we do not believe that they will in the future.  The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for the release of hazardous substances at our sites could result in expenditures in excess of amounts currently estimated to be required for such matters.  While no material exposures have been identified to date that we are aware of, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations.  In the U.S., these laws include, among others, the U.S. Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, Directorate of Defense Trade Controls, and trade sanctions, regulations and embargoes administered by the U.S. Department of Treasury, Office of Foreign Assets Control.  Certain of our products have military or strategic applications and are on the munitions list of the ITAR or represent so-called “dual use” items governed by the EAR.  As a result, these products require individual validated licenses in order to be exported to certain jurisdictions.  Any failures to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.  Any changes in export regulations may further restrict the export of our products.  The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue.  Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows, or financial condition.

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

Available Information

We maintain a corporate website with the address http://www.arcgroupworldwide.com.  The website contains information about us and our operations.  We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “News” or “Investor Relations.”

We also encourage investors, the media, and others interested in ARC to review the information posted on the Company’s Facebook site (https://www.facebook.com/ArcGroupWorldwide) and the Company’s LinkedIn account (https://www.linkedin.com/company/arc-group-worldwide-inc-). Any updates to the list of social media channels ARC will use to announce material information will be posted on the “News” or “Investor Relations” page of the Company’s website at http://www.arcgroupworldwide.com/. Accordingly, investors should monitor such portions of our website and social media channels, in addition to following our press releases, SEC filings, public conference calls, and webcasts.

Through a link on the “Investor Relations” section of our website, copies of our filings with the SEC on Forms 8-K, 10-Q and 10-K can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed with the SEC.  The information on our website is not incorporated by reference and is not part of this Report.  Additionally, the SEC maintains a website that contains reports, proxy, and information statements, and other information regarding our filings at http://www.sec.gov.

You may also request a copy of our filings, at no cost, by writing or telephoning us at:

ARC Group Worldwide, Inc.

810 Flightline Blvd.

Deland, FL 32724

Telephone: (386) 736-4890

ITEM 1A. RISK FACTORS

In addition to the other information provided in this Report, the following risk factors should be considered when evaluating the results of our operations, future prospects and an investment in shares of our common stock (“Common Stock”).  Any of these factors could cause our actual financial results to differ materially from our historical results and could give rise to events that might have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business

The traditional manufacturing, advanced manufacturing, and 3D printing markets in which we compete are highly competitive and some of our competitors may have superior resources.  Responding to this competition could reduce our sales and operating margins.

We sell most of our products in highly fragmented and competitive prototyping and production manufacturing and 3D printing markets, including those serviced by traditional and AM suppliers.  We believe that our principal challenges of competition in these markets are:

•                  ability to meet customer specifications and quantities within competitive time periods responsive to high customization demands from our customers;

•                  application expertise and engineering capabilities using novel materials which vary widely according to our customers’ requirements;

•                  product quality and brand name in different industrial manufacturing areas, which may take years to develop;

•                  timeliness of delivery of raw materials to our plants and finished products to our customers;

•                  competitive pricing of our products at levels sufficient to attract and retain customers;

•                  quality of our aftermarket sales and support for customers utilizing our products in widely variable physical and environmental conditions;

•                  our ability to develop new advanced materials or related capabilities;

•                  our applied research and development capabilities which rely mainly on individual initiatives and experience of our employees; and

•                  our relatively new 3D printing services, which currently constitute only a small portion of our overall business.

In each of our major traditional manufacturing, advanced manufacturing and 3D printing product lines, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have.  Competitors’ actions, such as price reductions or introduction of new innovative products, may have a material adverse impact on our sales and profitability.  In addition, the rapid technological changes occurring in the design and engineering industry could lead to the entry of new competitors in traditional manufacturing and 3D printing.  We cannot provide assurance that we will continue to compete successfully with our existing competitors or with new competitors.

Some of our traditional manufacturing, advanced manufacturing and 3D printing competitors are larger than us and have greater financial, technical, marketing, and other resources than we have.  These larger competitors may be in a better position to withstand any significant reduction in capital spending by customers in our markets.  They often have broader product lines and market focus and may not be as susceptible to downturns in a single market.  These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide.  To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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

If any of our competitors’ traditional manufacturing, advanced manufacturing, and 3D printing products or technologies were to become the industry standard, our business would be seriously harmed. If our competitors are successful in bringing their products to market earlier than us, or if these products are more technologically capable than ours, our revenue could be materially and adversely affected. Our competitors may decide to expand their presence in this market through mergers and acquisitions. The consolidation of our manufacturing and 3D printing competitors could have a significant negative impact on our business.

If we are unable to compete in the traditional manufacturing, advanced manufacturing, and 3D printing sectors at the same level as we have in the past, in any of our markets, or are forced to reduce the prices of our products in order to continue to be competitive, our operating results, financial condition, and cash flows would be materially and adversely affected.

In order to maintain and enhance our traditional manufacturing, advanced manufacturing and 3D printing competitive position, we intend to continue our investment in technology, marketing, customer service, and support, and distribution networks.  We may not have sufficient resources to continue to make these investments, and we may not be able to maintain our competitive position.  Our competitors may develop products that are superior to our traditional manufacturing, advanced manufacturing, and 3D printing products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than us to new technologies or evolving customer requirements.  We may not be able to compete successfully with our competitors.  If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition, and results of operations.

We rely on a small number of customers for a large percentage of our revenues.

A relatively small number of customers have historically contributed a material percentage of our manufacturing product sales. Our four largest customers accounted for approximately 30.5% of our fiscal year 2015 revenue.  As a result of our 2014 acquisitions, we have improved the diversification of our customer base so that no individual customer currently accounts for more than ten percent of our sales.  Our 3D printing operations also rely on a small number of customers.  The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.  Through acquisitions and organic growth, we seek to diversify both our offerings and our customer base.  Assuming our continued customer diversification, we do not believe the loss of any one of our core customers would have a long-term material adverse effect on our results of operations.  However, there can be no assurance that the loss of any one or more of our core customers would not have a material adverse effect on our results of operations, at least in the short term.

Due in part to the unpredictability of customer orders, our business is difficult to forecast with accuracy on a quarterly basis and is subject to variability.

Our manufacturing businesses have a high degree of quarterly variability, given the production lifecycle, success of our customers’ products, and specific order timing, which is reliant on purchase orders rather than long-term contracts.  Thus, depending on the product shipment dates for orders received, our revenue recognized for each quarter may experience variability and may vary significantly from our expectations.  These potential quarterly fluctuations could have an adverse effect on our stock price as well as potentially impact our compliance under our agreements with lenders or other providers of credit to the Company.

We face customer pricing pressures.

Our customers are under pressure to reduce pricing on their products amid intense competition and pressure from their own cost-conscious customers.  Weak revenue growth leads companies to reduce prices in order to boost sales, which reduces the value of those sales and further affects all participants in the supply chain.  Consequently, we also face these pricing pressures.  For example, our sales to the medical industry could be adversely affected by hospitals that are subject to smaller reimbursements, rising costs and a rapidly changing health-care system, which could result in hospitals reducing the size of orders and negotiating lower costs for supplies.  Such events could result in hospital suppliers lowering prices in order to win business with an ultimate effect on us that would result in fewer component orders and pressure to lower our prices.  Such order reductions and pricing adjustments could put pressure on our gross margins, negatively impacting the overall profitability of our businesses.  Further, we and our customers also face pricing pressure from global competition, primarily from Asia and other low-cost areas.  Our sales could be negatively impacted if customers move production of devices offshore.

Our future success depends on our ability to anticipate and to adapt to technological changes and develop, implement, and market product innovations.

Many of our traditional manufacturing, advanced manufacturing and 3D printing markets are characterized by fast-moving advances in design and engineering that require ongoing improvements in our production capabilities and the competitive quality of our products.  The supply chains in which we operate are subject to technological change and changes in customer requirements.  We cannot provide any assurance that we will successfully develop new or modified types of traditional manufacturing, advanced manufacturing and 3D printing products or technologies that may be required by our customers in the future.  Should we not be able to maintain or enhance the competitive values of our traditional manufacturing, advanced manufacturing and 3D printing products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our businesses, financial condition, and operating results could be materially and adversely affected.  We may not be successful in those efforts if, among other things, our traditional manufacturing, advanced manufacturing, and 3D printing products:

•                  are not cost effective;

•                  are not brought to market in a timely manner;

•                  are not in accordance with evolving traditional manufacturing, advanced manufacturing and 3D printing industry standards;

•                  fail to achieve market acceptance or meet customer requirements; and

•                  are in advance of the needs of their markets.

We may not fully realize anticipated benefits from past or future acquisitions or equity investments, and future acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business, financial conditions, and results of operations.

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing traditional manufacturing, advanced manufacturing, and 3D printing businesses, products, or ancillary technologies.  The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products, and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers.  In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms.  We might also spend time and money investigating and negotiating with a potential acquisition or investment target but not complete the transaction.

Our acquisitions could create unforeseen risks and liabilities that may adversely impact our results and operations.  These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims made by vendors.  Future acquisitions could also expose us to tax liabilities and other amounts owed by the acquired companies.  The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, results of operations, and financial condition.

Although we hope to realize strategic, operational, and financial benefits as a result of our past or future acquisitions and equity investments, we cannot predict whether, and to what extent, such benefits will be achieved.  There are significant challenges to integrating an acquired operation into our business, including, but not limited to:

•                  successfully managing the operations, manufacturing facilities and technology;

•                  integrating the sales organizations and maintaining and increasing the customer base;

•                  retaining key employees, customers, suppliers, and distributors;

•                  integrating management information, inventory, accounting, and research and development activities; and

•                  addressing operating losses related to individual facilities or product lines.

Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of debt, transaction costs, and diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results.

A material disruption at any of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand.

In case of a disruption of our operations at our manufacturing facilities due to significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, or other reasons, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.  Interruptions in production could increase our cost of sales, harm our reputation, and adversely affect our ability to attract or retain our customers.  Our highly automated manufacturing equipment and 3D printers may take longer to repair or replace than conventional manufacturing systems. In addition, some of our equipment may be heavily modified over time with adaptations and customization for specific customers that may make our equipment more susceptible to malfunctions that cannot be easily repaired. It may be difficult to replace damaged manufacturing equipment and 3D printers. Replacement of manufacturing equipment and 3D printers may take a commercially unreasonable period of time. In addition, our business continuity plans may not be sufficient to address disruptions attributable to all magnitudes of natural disaster risks at our geographically disparate facilities, such as hurricane risk at our Florida plant, seismic risks at our Colorado facility, and severe winter weather risks at our Colorado, Michigan, Minnesota, Ohio, and Pennsylvania facilities.  Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition.  We maintain property damage insurance, which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, and results of operations.

A sustained economic downturn could adversely impact our Company.

Demand for our products and components could be adversely impacted by deterioration in general economic conditions. Furthermore, a recession could result in reduced demand for our traditional manufacturing, advanced manufacturing, and 3D printing products, which would negatively impact revenues.  In addition, a significant slowdown in the global economy could reduce overall demand for our products.  For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers shift their purchases to used vehicles, which could result in loss of sales to our customers who supply the automobile manufacturers.  The diversified customer base and product applications of our companies may help mitigate the effects of economic fluctuations, however, many of our customers and suppliers are reliant on liquidity from global credit markets and, in some cases, require external financing to purchase products or finance operations.  Lack of liquidity or inability to access the credit markets by our customers could adversely affect our ability to collect the outstanding amounts due to us.  The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.

Product liability lawsuits could harm our business.

We face an inherent risk of exposure to product liability claims.  We sell components for medical and dental, aerospace, defense and firearms, automotive, consumer durable, and electronic devices industries, any of which may be susceptible to failure that may cause physical injury or death.  We may incur significant losses due to lawsuits, including potential class actions, resulting from such adverse events.  We may also incur losses from lawsuits relating to the improper use of any of our products and components.  In addition, claims or lawsuits related to products that we sell or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line thus reducing revenues, possibly significantly.  Although we maintain production quality controls and procedures, we cannot assure that the products sold will be free from defects.  In addition, when manufacturing our products, we also use components manufactured by third parties, which may have defects.  We maintain insurance coverage for product liability claims.  The insurance policies have limits, however, and may not be sufficient to cover claims made.  In addition, this insurance may not continue to be available at a reasonable cost.  With respect to components manufactured by third-party suppliers, the contractual indemnification that we may seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us.  If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition.  Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management.  The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.

Our operations are subject to environmental, health, and safety regulations.

Our traditional manufacturing, advanced manufacturing, and 3D printing operations are subject to stringent and complex federal, state, local, and European Union laws and regulations, governing environmental protection, health and safety, including the discharge of materials into the environment.  These laws and regulations may, among other things:

•                  require the acquisition of various permits before operations commence or to continue ongoing operations;

•                  restrict the types, quantities, and concentrations of various substances that may be employed in manufacturing operations;

•                  restrict the types, quantities, and concentrations of various substances that may be released into the environment or otherwise disposed of; and

•                  require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to remove contamination from real property, whether or not caused by past or ongoing operations.

The regulatory burden increases the cost of doing business and affects profitability.  Additionally, the U.S. Congress and federal and state agencies, as well as the European Union regulatory authorities, frequently revise environmental, health and safety laws and regulations, and any changes that result in more stringent and costly health and safety, pollution control, waste handling, disposal, cleanup, and remediation requirements could have a significant negative impact on our operating costs.

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

(v)                                 the Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws which impose restrictions and strict controls with respect to the discharge of pollutants, including heavy metals and other substances generated by our operations, into waters of the United States, state waters, or publicly owned treatment works;

(vi)                              the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of solid and hazardous wastes, and comparable state statutes;

(vii)                           the federal Occupational Safety and Health Act and comparable state statutes, which require worker protection from raw materials, products, and wastes;

(viii)                        the federal Toxic Substances Control Act and comparable state and local statutes and regulations requiring that we organize and/or disclose information about hazardous materials stored, used, or produced in our operations; and

(ix)                              the Arms Export Control Act of 1976 (‘‘AECA’’) and the International Traffic in Arms Regulations promulgated thereunder that govern the export of firearms and defense products controlled by the AECA.

Our Company has incurred in the past, and expects to incur in the future, capital and other expenditures related to environmental compliance.  Although we believe our continued compliance with existing requirements will not have a material adverse impact on our financial condition, and results of operations, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

We utilize a hydrogen gas atmosphere in our sintering process and a large liquid hydrogen storage tank at one of our sites, which create heightened health and safety risks of explosion or fire that could be materially adverse to our business.

Certain of our subsidiaries utilize a hydrogen gas atmosphere in the sintering process.  We also have a large liquid hydrogen storage tank located in one of our facilities.  Liquid hydrogen, if stored carefully, is generally safe, but any escape of liquid hydrogen can create significant hazards.  Specifically, in the presence of oxygen, hydrogen can catch fire, sometimes explosively.  Our processes are designed to prevent exposure to oxygen in the sintering furnaces by first eliminating any remaining ambient atmosphere by flooding the furnace with inert argon gas prior to introduction of hydrogen.  As a result, no oxygen should be present in our hydrogen atmospheres or our hydrogen storage tank, but trace amounts of air may contaminate any hydrogen supply.  Our equipment has redundant control and alarm systems to detect hydrogen leaks and shut down all gas flows should a leak or equipment malfunction be detected.  However, if the hydrogen should escape, it could come into contact with oxygen in the air and explode or catch fire.  When hydrogen catches fire, the hydrogen flames are nearly invisible and are thus both difficult to avoid and to put out.  Any fire or explosion originating from a hydrogen leak could seriously injure or cause death of employees and other persons in the vicinity, as well as damage our equipment and our facilities.  Further, even if any leaking hydrogen does not explode or cause fire, because it is invisible, odorless, and flavorless, if one of our employees or other persons in the vicinity should be exposed to and breathe pure hydrogen they could die of asphyxiation.  Any injuries or death arising from our use of hydrogen and any consequent lawsuits and resulting economic damages could be materially adverse to our business.  In addition any damage to our facilities or equipment resulting from any explosion or fire could cause an interruption on our production capability and/or cause us to make substantial capital expenditures, either of which could have a material adverse impact on our business, financial condition, and results of operations.

As an owner or operator of real property, or generator of waste, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various U.S. federal, state and local laws, regulations and ordinances, and, in some instances, international laws, relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination on, under, or released from such property and for any damage to natural resources resulting from such contamination.  Similarly, a generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws.  Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants.  In addition, the liability may be joint and several.  The presence of contamination or the failure to remediate contamination at our properties, or properties for which we are deemed responsible, may expose us to liability for property damage or personal injury, or materially adversely affect our ability to sell our real property interests or to borrow using the real property as collateral.  We cannot be sure that we will not be subject to environmental liabilities in the future as a result of historic or current operations that have resulted or will result in contamination.  The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.

Any failure to maintain and protect our trademarks, trade names, and technology may affect our operations and financial performance.

The market for many of our products is, in part, dependent upon the goodwill engendered by trademarks and trade names.  The failure to protect our trademarks and trade names may have a material adverse effect on our business, financial condition, and results of operations.  Litigation may be required to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights of others.  Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention.  As a result of any such litigation, we could lose any proprietary rights we have.  In addition, it is possible that others will independently develop technology that will compete with our technology.  The development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance.  The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.

If suppliers that we rely on encounter production, quality, financial or other difficulties, we may experience difficulty in meeting customer demands.

We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain of our products or key components of our products.  If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, including labor disturbances or geopolitical risks, or if alternative suppliers cannot be identified, we may encounter difficulty in meeting customer demands.  We have historically not had any material deficiencies arising from suppliers, however, any such difficulties or deficiencies arising in the future could have an adverse effect on our business, financial results, and results of operations, which could be material.  If we do not have sufficient production capacity, either through our internal facilities and/or through suppliers, to meet customer demand for our products, we may experience lost sales opportunities and customer relations problems, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business depends on effective information management systems.

We rely on our enterprise resource planning systems to support such critical business operations as processing sales orders and invoicing, inventory control, purchasing and supply chain management, human resources, and financial reporting.  If we are unable to successfully implement major systems initiatives and maintain critical information systems with adequate redundancy and backup resources as well as sufficient levels of security to protect against unauthorized access or damage to our information systems, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, or our ability to timely and accurately report our financial results.

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.

We receive, process, store, and transmit, often electronically, the confidential data of our customers and others.  Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records, or could cause interruptions in our operations.  These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks.  Despite implemented security measures, our facilities, systems, and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors, or other similar events which may disrupt our delivery of services or expose the confidential information of our customers and others.  Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our customers or others, whether by us or a third party, could: (i) subject us to civil and criminal penalties; (ii) have a negative impact on our reputation; or (iii) expose us to liability to our customers, third parties or government authorities.  Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We have in the past discovered, and may in the future discover, material weaknesses in our internal controls.  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

During our fiscal year 2015 audit, our external auditors brought to our attention a need to improve the review and analysis of our tax structure and tax compliance of our British Virgin Islands subsidiary.  In addition, that we need to improve our information technology and accounting infrastructure.  The auditors identified these material weaknesses as ‘‘reportable conditions,’’ which means that these were matters that, in the auditors’ judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.  In fiscal 2016, we will need to devote significant resources to remediate and improve our internal controls.  We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our brand and operating results or cause us to fail to meet our reporting obligations.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If our products, including material purchased from our suppliers, experience quality or performance issues, our business may suffer.

Our business depends on consistently delivering high-quality products.  To this end, we and our customers periodically test our products for quality.  Nevertheless, many of our products are highly complex and our testing procedures are limited to evaluating likely and foreseeable failure scenarios.  Our tests may fail to detect possible failures and our products may fail to perform as expected.  Performance issues could result from faulty design or problems in manufacturing.  We have experienced such performance failures in the past and remain exposed to performance failures in the future.  In some cases, recall of some or all affected products, product redesigns, or additional capital expenditures may be required to correct a defect.  In some cases, we indemnify our customers against damages or losses that might arise from certain claims relating to our products.  Future claims may have a material adverse effect on our business, financial condition, and results of operations.  Any significant or systemic product failure could also result in lost future sales of the affected product and other products, as well as reputational damage.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our products are subject to export controls and may be exported only with the required export license or through an export license exception.  If we were to fail to comply with export licensing, customs regulations, economic sanctions, and other laws, we could be subject to substantial civil and criminal penalties, including fines for us and incarceration for responsible employees and managers, and the possible loss of export or import privileges.  In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties.  Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.  Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments, and persons.  While we train our employees to comply with these regulations, a violation may nonetheless occur, whether knowingly or inadvertently.  Any such shipment could have negative consequences including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm.  Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in our decreased ability to export or sell our products to existing or potential customers with international operations.  Any decreased use of our products or limitation on our ability to export or sell our products could materially adversely affect our business, financial condition, and results of operations.

Difficulties may be encountered in the realignment of manufacturing capacity and capabilities among our global manufacturing facilities that could adversely affect our ability to meet customer demands for our products.

We may realign manufacturing capacity among our global facilities in order to reduce costs by improving manufacturing efficiency and to strengthen our long-term competitive position.  The implementation of these initiatives may include significant shifts of production capacity among facilities.  There are significant risks inherent in the implementation of these initiatives, including, but not limited to, failing to ensure that: there is adequate inventory on hand or production capacity to meet customer demand while capacity is being shifted among facilities; there is no decrease in product quality as a result of shifting capacity; adequate raw material and other service providers are available to meet the needs at the new production locations; equipment can be successfully removed, transported and re-installed; and adequate supervisory, production and support personnel are available to accommodate the shifted production.  In the event that manufacturing realignment initiatives are not successfully implemented, we could experience lost future sales and increased operating costs as well as customer relations problems, which could have a material adverse effect on our business, financial condition, and results of operations.

We may experience significant variability in our quarterly or annual effective income tax rate.

We have a large and complex tax profile in various jurisdictions.  Variability in the mix and profitability of domestic and international activities, repatriation of earnings from our foreign subsidiary in Hungary (“AFT-HU”), changes in tax laws, identification and resolution of various tax uncertainties, and the inability to use net operating losses and other carry forwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future.  A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations.

There may be certain environmental and geological liabilities associated with our real estate, including our MIM manufacturing facility in Colorado.

Certain of our subsidiaries own real property at our Colorado facilities.  However, our Colorado subsidiaries do not own the mineral rights related to this property.  In the past, the property has been used for coal, oil, and natural gas extraction.  Oil and natural gas extraction is ongoing.  As the owner of the real estate, our Colorado subsidiaries and our Company could be strictly liable, jointly and severally, under CERCLA with the mineral rights owner and production well operators for any government mandated remediation of pollution related to the oil and gas production that could have a material adverse effect on our business, notwithstanding that our Colorado subsidiaries did not cause or contribute to the contamination.  Coal extraction ceased on the property in 1947, and the mining entities are no longer in business.  Consequently, our Colorado subsidiaries and our Company could be strictly liable for government mandated remediation of acid mine seeps or other pollution related to coal mining.  As such liabilities are not insured, the payment of such remediation costs could result in an adverse effect on our business or reduced asset value and a reduction in available funds for other corporate purposes.

The Colorado Geological Survey has concluded that there may be a risk of ground subsidence due to the former mining operations on a small portion of our Colorado property where our principal facilities are located.  In the event of a subsidence event, certain of our buildings, equipment and inventory which are material to our business could be damaged or rendered unusable.  A subsidence event could also result in death, serious bodily harm or injury to our employees and other persons in the vicinity, as well as materially harm our facilities.  In addition, our Colorado subsidiaries and our Company could be liable for possible collateral damage or harm, such as possible release of any hazardous waste into the environment. As such liabilities are not insured, the payment of any personal injury damages and facility remediation and equipment replacement costs, as well as lost revenues attributable to interruption of our ability to conduct business, could result in a material adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

Semi-volatile organic compounds and chlorinated solvents are present in the soil and groundwater at the facility of GF&F (although such contamination was caused off-site, and not by GF&F). GF&F has an indemnity from its landlord covering environmental liabilities pre-dating GF&F’s use of the facility.  GF&F does not believe that it has any liability related to the facility, however, in the event of a government-mandated remediation, GF&F and our Company could become jointly and severally strictly liable as an operator of the facility under CERCLA for the costs.  As such liabilities are not insured, if for any reason the indemnity covering GF&F by its landlord is not enforceable, the non-indemnified and/or unreimbursed costs of remediation could result in an adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

Political instability in international markets and interruptions in timely and cost-efficient delivery of raw materials from our overseas suppliers could have a negative effect on our Company.

Significant amounts of raw material purchases by the Company are made from overseas suppliers located in Germany, South Korea, United Kingdom, and Japan.  Consequently, we may encounter risks associated with these countries and regions.  Such risks include political instability, changes in legal regulations relating to trade, export and employment, as well as deterioration in underlying economic conditions.

In particular, domestic policy changes in our overseas suppliers’ countries could negatively impact pricing of components purchased from manufacturers in those countries, and any increase in the prices we pay for raw materials could have a negative impact on our margins.  Products purchased from our overseas suppliers may also be dependent upon vessel shipping schedules and port availability.  In addition, certain of our overseas suppliers may currently operate near capacity, resulting in some of the raw materials we source from them being subject to limitations and there could be restrictions placed on the amount of our orders or timing of deliveries of such materials to us.  An inability to secure the raw materials used in the manufacturing of our products or to transport such raw materials in both a cost-effective and timely manner could have a material adverse effect on our operations.

Risks associated with overseas suppliers will also apply to our subsidiary AFT-Hungary, which conducts its manufacturing in Hungary.  The AFT-Hungary business is susceptible to the political and legal climate in Hungary and Europe in general.  Any instability in those areas could directly and adversely impact the business prospects of the AFT-Hungary business.

Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

While none of our U.S. employees are represented by unions, substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements.  In addition, many of our direct and indirect customers and vendors have unionized work forces.  Strikes, work stoppages, or slowdowns experienced by these customers or vendors, contract manufacturers or their other suppliers could result in slowdowns.  Organizations responsible for shipping our products may also be impacted by strikes.  Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

In general, we consider our labor relations with our employees to be in good standing.  However, in the future, we may be subject to labor unrest.  The inability to reach a new agreement could delay or disrupt our operations in the affected regions, including the acquisition of raw materials and components, the manufacture, sales, and distribution of products and the provision of services.  Occurrences of strikes, work stoppages, or lock-outs at our facilities or at the facilities of our vendors or customers could have a material adverse effect on our business, financial condition, and results of operations.

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

We have incurred, and will continue to incur, increased costs as a result of operating as a publicly traded company, and our management devotes substantial time to compliance initiatives.

As a publicly traded company, we have incurred, and will continue to incur, additional legal, accounting and other expenses that we did not previously incur prior to becoming a publicly traded company.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the rules of the SEC and The NASDAQ Capital Market, impose various requirements on public companies.  Our management and other personnel devote a substantial amount of time to these compliance initiatives as well as investor relations.  Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain such coverage.  Furthermore, if we are not able to comply with certain requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our common stock could decline and we could be subject to potential delisting by NASDAQ and review by such exchange, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources.  As a result, our stockholders could lose confidence in our financial reporting, which would harm our business and the market price of our common stock.  If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented, or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Effective internal controls are necessary for us to produce reliable financial reports.  If we cannot produce reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Increases in the prices of raw materials would have an adverse effect on our profitability.

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets.  The principal raw materials we purchase may become very expensive.  Prices for copper, steel, aluminum, and certain polymers, derived from oil and natural gas, have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions, and other factors.  As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future.  Delays in implementing price increases or a failure to achieve market acceptance of price increases has in the past and could in the future have a material adverse impact on our results of operations.  Any significant increase in raw material prices could have a significant adverse effect on our businesses.  In particular, metal powders, especially nickel and chrome, are subject to volatile pricing on world commodity markets.  Significant increases in prices of metal powders may negatively impact our MIM companies’ profitability if those increases cannot be passed along to customers.  Decisions made by major mining companies as to increasing or reducing capacities for mining and refinement of these metals could also significantly affect supplies.  In addition, pricing and availability of steel and steel scrap in the world market has a large impact on pricing of these products and, thus, impacts both our metal stamping and Flange and Fittings businesses.  Our margins may be adversely subject to price increases by our suppliers that we may not be able to pass along to customers because of competitive decisions by our larger competitors.  There is no assurance that we will be able to obtain reasonably priced supply sources in the future.

We are dependent on a limited number of key suppliers for certain raw materials and components.

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, optical fiber, circuit boards, and other components, we are dependent on a limited number of key suppliers.  We have not to date experienced any serious disruptions in deliveries of raw materials from our key suppliers or been unable to obtain materials from alternate suppliers at comparable prices; however, there is a risk that such disruptions could occur in the future at any time and have a material adverse effect on our business.  While we rely upon long-term relationships, we generally do not enter into long-term contracts with our key suppliers.  The timely procurement of necessary raw materials is critical to each of our operations.  In addition, some raw materials are available only from certain suppliers.  Consequently, poor supply capacity amid tight demand for these materials, as well as natural disasters or accidents, or other events that negatively impact our suppliers, could adversely affect their timely procurement.  Our key suppliers have in the past and could in the future experience production, operational or financial difficulties, or there may be global shortages of the raw materials or components we use, and our inability to find sources of supply on reasonable terms could have a material adverse effect on our ability to manufacture products in a cost-effective way.

A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.

We maintain insurance covering our normal business operations, including property and casualty protection that we believe is adequate.  We do not generally carry insurance covering wars, acts of terrorism, earthquakes, or other similar catastrophic events.  We may not be able to obtain adequate insurance coverage on financially reasonable terms in the future.  A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.  In addition, the financial health of our insurers may deteriorate which could result in non-payment of our claims.

The overall global manufacturing industry, and certain of its sectors in particular, tend to be cyclical and/or seasonal.  A downturn or weakness in any particular sector, or in overall economic activity, could have a material adverse effect on our financial condition, and operating results.

Historically, the global manufacturing industry has been subject to cyclical fluctuations.  These fluctuations, which have affected different sectors of the market at different times and to different degrees, can result from sector-specific dynamics, such as changes in technology, government regulation, and end-consumer preference, as well as from changes in general economic conditions.  The Company derives a significant portion of its revenues from the automotive and firearms sectors of the manufacturing industry.  Both sectors have experienced significant volatility in recent years.  For example, the U.S. firearms sector saw substantial growth after the financial crisis and the election of President Obama.  Expectations of stricter gun-control legislation also fueled growth.  During the first half of our 2015 fiscal year, however, consumer demand decreased significantly, resulting in reduced production levels by our firearms customers and a material decrease in orders by these customers for our products.  Cyclical fluctuations in other business sectors in which we operate, such as the automotive sector, which has also seen significant volatility, could also materially adversely affect our financial condition, and results of operations.  In addition, seasonality, including the variability of shipments under large contracts, customers’ seasonal orders and variations in product mix and in profitability of individual orders, affects many aspects of our business and negative seasonal factors could have a material adverse effect on our financial condition, and results of operations for the entire year.  Our quarterly results of operations also may fluctuate based upon other factors, including production life cycles and product maturity.

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

Our success is dependent upon the retention of our current experienced executives.  We currently have a small team of senior executives and the loss of our key executives could have a material adverse effect on our business.

Any impairment in the value of our intangible assets, including goodwill, could negatively affect our operating results and total capitalization.

Our total assets as of June 30, 2015 reflect net intangible assets of $26.4 million and goodwill of $14.8 million.  The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired.  If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for impairment of our goodwill or intangible assets.  Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets could adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

We are subject to the laws and regulations of the United States and many foreign countries.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, and the regulations of various foreign governmental agencies.  We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted.  Future regulations could limit the countries in which we manufacture or sell some of our products, and increase the cost of obtaining products from foreign sources.  In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs.  The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Indebtedness

Leverage and debt service obligations may adversely affect us.

As of June 30, 2015, we had approximately $58.0 million of indebtedness on a consolidated basis.  This level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness.  Our senior credit facility bears interest at floating rates related to LIBOR, Eurodollar Rates, Eurocurrency Rates, Federal Funds Rate, and Prime Rates.  As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase.  Our leverage could have negative consequences on our financial condition, and results of operations, including:

•             impairing our ability to meet one or more of the financial ratios contained in our senior and subordinated credit facilities or to generate cash sufficient to pay interest or principal, including periodic principal payments;

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

The credit agreements governing our senior and subordinated credit facilities require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios in certain situations and maintaining insurance coverage.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations.  If we were to default on the credit agreements or other debt instruments, our financial condition would be adversely affected.

If we default on any of the Financial Ratio Covenants required by our Credit Facilities, all of our outstanding loans would become due and payable, which would be materially adverse to our Company.

The terms and conditions of the respective agreements governing the Senior Credit Facility and the Subordinated Credit Facility (together, our “Credit Facilities”) each contain covenants requiring the Company to maintain certain financial ratios.  Non-compliance by the Company with any of the financial ratio covenants would constitute events of default under both of the Credit Facilities pursuant to cross-default provisions and result in acceleration of payment obligations for all outstanding principal and interest for loans made under both of the Credit Facilities, unless such defaults were waived or subject to forbearance by the respective creditors.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future.  This could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness.  Although the credit agreements governing our credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be material.  Additionally, these restrictions also will not prevent us from incurring obligations that, although preferential to our common stock in terms of payment, may not constitute indebtedness.

In addition, if new debt is added to our Company’s and/or our subsidiaries’ debt levels, the related risks that we now face as a result of our leverage would intensify.

To service our indebtedness, we will require significant amounts of cash, and our ability to generate cash depends on many factors beyond our control.

Our operations are conducted through our subsidiaries.  Our ability to make cash payments on and to refinance our indebtedness, to fund planned capital expenditures and to meet other cash requirements will depend on our financial condition and operating performance of our subsidiaries, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors beyond our control.  We might not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity.  We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.  If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances.  Such actions, if necessary, may not be effected on commercially reasonable terms or at all.  Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness.  In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.  If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our credit facilities to avoid being in default.  If we breach our covenants under our credit facilities and seek waivers, we may not be able to obtain a waiver from the required lenders.  If this occurs, we would be in default under our credit facilities, and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs.  If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

During periods of volatile credit markets, there is a risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to, extending credit up to the maximum permitted by our credit agreement.  If our lenders are unable to fund borrowings or we are unable to borrow (such as having insufficient capacity under our borrowing base), it could be difficult in such environments to obtain sufficient liquidity to meet our operational needs.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our cash and cash equivalents as well as cash we expect to generate from operations and availability under our credit facilities provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. If we are unable to obtain capital on commercially reasonable terms, it could:

•                  reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions, and other general corporate purposes;

•                  restrict our ability to introduce new products or exploit business opportunities;

•                  increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•                  place us at a competitive disadvantage.

Difficult and volatile conditions in the capital, credit, and commodities markets, and in the overall economy, could have a material adverse effect on our financial position, results of operations, and cash flows.

A worsening of global economic conditions, including concerns about sovereign debt and significant volatility in the capital, credit, and commodities markets could have a material adverse effect on our financial position, results of operations, and cash flows. Difficult conditions in these markets and the overall economy affect our business in a number of ways.  For example:

•                  in the event of volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could have a material adverse effect on our financial position, results of operations and cash flows;

•                  under difficult market conditions there can be no assurance that borrowings under our credit facilities would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

•                  in order to respond to market conditions, we may need to seek waivers from various provisions in our credit facilities.  There can be no assurance that we can obtain such waivers at a reasonable cost, if at all;

•                  market conditions could cause the counterparties to the derivative financial instruments we may use to hedge our exposure to interest rate, commodity, or currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly; and

•                  market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.

Risks Related to Ownership of our Common Stock

One holder of our common stock exerts significant influence over our Company and may make decisions with which other stockholders may disagree that could reduce the value of our stock.

Everest Hill Group owns 9,035,193 shares or 48.8% of our total 18,530,121 outstanding shares.  As a result, Everest Hill Group has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

The price of our Common Stock may fluctuate significantly, and investors could lose all or part of their investment.

The market price of our Common Stock has been highly volatile. During the twelve months ended June 30, 2015, the market intra-day price of our common stock fluctuated significantly from a high of $25.00 to a low of $5.00 per share. The market price of our common stock may continue to be volatile in the future.  Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price investors paid for such common stock.  The market price of our common stock could fluctuate significantly for various reasons, including:

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

•                  changes in accounting standards, policies, guidance, interpretations, or principles;

•                  the impact on our profitability temporarily caused by the time lag between when we experience cost increases until these increases flow through cost of sales because of our method of accounting for inventory, or the impact from our inability to pass on such price increases to our customers;

•                  material litigations or government investigations;

•                  changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•                  changes in key personnel;

•                  sales of common stock by us, Everest Hill Group, or members of our management team;

•                  the implementation of our employee stock purchase plan or the granting or exercise of employee stock options;

•                  volume of trading in our common stock; and

•                  the realization of any risks described under this “Risk Factors” section.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.  In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock.  If any of our stockholders were to bring a class action lawsuit against us, we could incur substantial costs defending the lawsuit.  Such a lawsuit could also divert the time and attention of our management from our business.

In addition, volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel.  If we are unable to retain our employees, our business, financial condition, and results of operations would be harmed.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not currently expect to pay cash dividends on our common stock.  Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, potential acquisition opportunities, anticipated cash needs, provisions of applicable law, and other factors that our Board of Directors may deem relevant.  We may not generate sufficient cash from operations in the future to pay dividends on our common stock.  As a result, the success of any investment in our common stock will depend on future appreciation in its value.  The price of our common stock may not appreciate in value or even maintain the price at which the shares were purchased.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

Investors may experience dilution of their ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

As of the date of this Report, we have 18,530,121 shares of our common stock outstanding, which includes 3,450,000 shares of ARC common stock sold on April 8, 2015 in a registered public offering at a price to the public of $5.00 per share.  We are authorized to issue up to 250,000,000 shares of Common Stock and 2,000,000 shares of preferred stock.  We, or our shareholders, including Everest Hill Group, may sell additional shares of common stock in subsequent offerings or we may issue shares of our common stock as consideration in the future acquisitions.  Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences, or privileges senior or more advantageous than those of our common stockholders.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We may issue additional common shares or other securities to finance our growth.

We may finance the development of our products and services or generate additional working capital through additional equity financing.  Therefore, subject to the rules of NASDAQ, we may issue additional shares of our common stock and other equity securities of equal or senior rank, with or without stockholder approval, in a number of circumstances from time to time.  The issuance by us of shares of our common stock or other equity securities of equal or senior rank will have the following effects:

•                  the proportionate ownership interest in us held by our existing stockholders will decrease;

•                  the relative voting strength of each previously outstanding share of common stock may be diminished; and

•                  the market price of our common stock may decline.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  If we do not retain a listing on NASDAQ and if the price of our shares of common stock is less than $5.00, our common stock will be deemed a penny stock.  The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information.  In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We will be required to meet NASDAQ’s continued listing requirements and other NASDAQ rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for purchasers to sell their common stock.

We are required to meet the continued listing requirements of NASDAQ and other NASDAQ rules, including those regarding minimum stockholders’ equity, minimum share price, and certain other corporate governance requirements.  In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share.  If we do not meet these continued listing requirements, our common stock could be delisted.  Delisting from NASDAQ would cause us to pursue eligibility for trading of these securities on other markets, exchanges, or over-the-counter quotation systems.  In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, our common stock would be severely limited because of lower trading volumes and transaction delays.  These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities.  There can be no assurance that the offered securities, if delisted from NASDAQ in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets.  Delisting from NASDAQ, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of the offered securities, decrease securities analysts’ coverage of us or diminish investor, supplier, and employee confidence.

There can be no assurance that we will ever provide liquidity to our investors through a sale of our Company.

While acquisitions of companies like ours are not uncommon, potential investors are cautioned that no assurances can be given that any form of merger, combination, or sale of our Company will take place, or that any merger, combination, or sale, even if consummated, would provide liquidity or a profit for our investors.  Investors should not purchase common stock in our Company with the expectation that we will be able to sell the business in order to provide liquidity or a profit for our investors.

Reports published by analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

We currently expect that securities research analysts will publish their own periodic projections for our business.  These projections may vary widely and may not accurately predict the results we actually achieve.  Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline.  If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.  While we expect continued research analyst coverage, if no analysts continue coverage of us, the trading price for our stock and the trading volume could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal offices are located at the QMT and FloMet headquarters at 810 Flightline Blvd. in Deland, Florida 32724 where we lease land and own a 40,000 square foot facility that houses office space as well as engineering, tooling, mixing, molding, debinding, sintering, secondary operations and quality assurance all under one roof, offering a fully-integrated solution for complex small metal component needs.

AFT’s U.S. owned facility, located in Firestone, Colorado, consists of 105,000 square feet under roof and is equipped with state of the art machinery for the manufacture of MIM components.  Highly sophisticated automation and controls are utilized, enabling high-volume product flow with minimal interruption.  Office and certain administrative functions are also located at this facility.

AFT-Hungary owned facility, located in Retsag, Hungary consists of a total of 70,000 square feet under roof and is equipped similar to the AFT and FloMet facilities.

Tekna Seal leases 8,000 square feet of space located in Minneapolis, Minnesota, where office space and equipment used in the hermetic and other sealing production processes is located.

General Flange and Forge leases a 24,000 square feet of space in Huntington Valley, Pennsylvania, where office and warehouse space is located.

ATC leases approximately 34,000 square feet of space located in Longmont, Colorado, where office space and equipment principally used in plastic injection molding and specialized tool making is located.

Kecy owns approximately 84,000 square feet of space located in Hudson, Michigan, and leases approximately 94,000 square feet of space in Wauseon, Ohio.  Office space and equipment principally used in metal stamping applications are located at these locations.

Thixoforming owns approximately 23,000 square feet of space located in Longmont, Colorado, where office space and equipment principally used in magnesium injection molding is located.

The leases expire at various times subject to certain renewal options. We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters incidental to the conduct of our business.  We are not presently a party to any legal proceedings the resolution of which, we believe, would have a material adverse effect on our business, operating results, financial condition, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 10, 2007, our common stock began trading on the NASDAQ Capital Markets Exchange under the symbol ARCW. Because trading in our shares is limited, prices can be highly volatile.

The table below represents the intraday high and low sales prices of our common stock on the NASDAQ during each of the quarters in the past two fiscal years.  The common stock prices from May 1, 2014, and prior, have been adjusted to give effect to a 1.5:1 stock dividend paid on May 1, 2014.  The stock dividend resulted in adjusted stock ownership of 2.5 times the number of shares of each stockholder’s pre-dividend stock ownership.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2015:
First Quarter	$25.00	$12.50
Second Quarter	18.22	7.91
Third Quarter	10.40	5.15
Fourth Quarter	8.44	5.00
Fiscal Year Ended June 30, 2014:
First Quarter	$2.58	$1.86
Second Quarter	17.49	2.46
Third Quarter	13.96	8.31
Fourth Quarter	18.91	12.05

On September 16, 2015, the closing sales price for our common stock was $3.24, and the number of our stockholders of record was 161.  Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of stockholders.  We are unable to accurately estimate the total number of stockholders represented by these record holders.  We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

As of June 30, 2015, the Company had no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended June 30, 2015, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s common stock on October 9, 2013.  The stock repurchase program does not obligate ARC to acquire any particular amount of stock.  It also does not have an expiration date and may be limited or terminated at any time without notice.  On December 26, 2013, ARC repurchased 8,401 shares as treasury stock for a total of $93 thousand and accounted for these shares using the cost method.

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

Overview

We are a leading, global advanced manufacturer offering a full suite of products and services to our customers, including metal injection molding, 3D printing (also referred to as “Additive Manufacturing” or “AM”), precision stamping, traditional and clean room plastic injection molding, and advanced rapid tooling.  Through our product offering we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

Our mission is to accelerate the adoption of key technologies, such as automation, robotics, software, and 3D printing, in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  Further, we seek to create innovative ways to streamline and improve the overall manufacturing process, including offering online instant quoting, in-house rapid and advanced conformal tooling, and a full suite of prototype-to production capabilities.

The two key pillars of our business strategy are centered on the following areas:

•                  Holistic Manufacturing Solution.  The metal and plastic fabrication industries are highly fragmented with numerous single-solution providers.  Given the inefficiencies associated with working with these disjointed groups, many manufacturers seek to improve their supplier base by working with more scaled, holistic providers.  Our strategy is to facilitate the consolidation and streamlining of global supply chains by offering a holistic solution to our customer’s manufacturing needs.  In particular, ARC provides a “one-stop shop” solution to our customers by offering a spectrum of highly advanced products, processes, and services across a variety of proprietary base materials, thereby delivering highly-engineered precision components at efficient production yields.

•                  Accelerating Speed-to-Market.  The traditional prototype-to-production process is often subject to lengthy bottlenecks and is characterized by inefficient price quoting delays, time-consuming tooling procedures, and outdated production methodologies.  To differentiate itself from competitors, ARC focuses on reducing inefficiencies in the development cycle by offering the seamless integration of a wide-variety of proprietary technologies in order to dramatically reduce the time and cost associated with new product development.  Specifically, the Company has developed rapid and instant online quoting solutions, rapid prototype solutions, short-run production services, in-house rapid and advanced conformal tooling, and rapid full production capabilities.

Separately, we believe that U.S. manufacturing is poised for a rejuvenation as global wage disparities mitigate and traditional labor-intensive processes are displaced by technology.  We believe these macroeconomic trends may aid in the adoption of our business strategy.

Our overall enterprise growth strategy is centered on: (i) driving organic improvement through the expansion and cross-selling of our core services to our existing customer base; (ii) accelerating the adoption of our technology by new customers in traditional manufacturing markets; (iii) expanding our holistic service offerings through strategic vertical and horizontal acquisitions; and (iv) improving financial and operational results from the implementation of operational best practices.  Accordingly, all of our business divisions are managed consistent with this strategy in order to drive organic sales growth, operational efficiencies, and improve quality, speed, and service to our customers.

Results of Operations for the Year ended June 30, 2015 compared to the Year Ended June 30, 2014

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.  The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”  The data below, and discussion that follows, represents our results from operations.

	Fiscal Year Ended June 30,
	2015		2014
	Amount	Percent of sales	Amount	Percent of sales
Sales	$112,505	100.0%	$82,926	100.0%
Cost of sales	87,057	77.4	58,693	70.8
Gross profit	25,448	22.6	24,233	29.2
Selling, general and administrative	19,172	17.0	15,731	19.0
Merger expenses	187	0.2	536	0.6
Income from operations	6,089	5.4	7,966	9.6
Other income, net	266	0.2	588	0.7
Interest expense, net	(4,848)	(4.3)	(1,399)	(1.7)
Income before income taxes	1,507	1.3	7,155	8.6
Income tax expense	(1,509)	(1.3)	(2,411)	(2.9)
Net (loss) income	$(2)	—	$4,744	5.7%

Sales

Sales during fiscal year 2015 totaled $112.5 million, representing an increase of approximately $29.6 million, or 35.7%, from $82.9 million in the prior year period.  The change in sales by reportable segment was as follows:

•                  Precision Components Group sales during fiscal year 2015 totaled $87.2 million, representing an increase of approximately $19.4 million, or 28.6%, from $67.8 million in the prior year period.  The acquisitions of Thixoforming and Kecy in the fourth quarter of fiscal year 2014 accounted for $28.0 million of increased sales in fiscal year 2015.  This increase was partially offset by lower sales of approximately $9.5 million at MIM facilities primarily related to customers in the firearms and defense industries as well as medical device sales.  The financial impact of the decline in the Euro relative to the U.S. dollar on our Hungarian operations was approximately $1.2 million, with the majority of the impact occurring in the second half of the fiscal year.

•                  3DMT Group sales during fiscal year 2015 totaled $17.5 million, representing an increase of approximately $10.6 million, or 153.6%, from $6.9 million in the prior year period.  This overall increase was primarily due to the acquisition of ATC in April 2014.

•                  Flanges and Fitting Group sales during fiscal year 2015 were $5.9 million, representing an increase of approximately $0.4 million, or 7.3%, from $5.5 million in the prior year period.  The increase was primarily due to higher sales to distributors.

•                  Wireless Group sales during fiscal year 2015 were $2.0 million, representing a decrease of approximately $0.7 million, or 25.9%, from $2.7 million in the prior year period.  The decrease in sales was primarily attributable to a production delay at a contract manufacturer.

Gross Profit

Gross profit is affected by a number of factors including product mix, cost of labor and raw materials, unit volumes, pricing, competition, new products and services as a result of acquisitions and new customer programs, and capacity utilization.  In the case of acquisitions and new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead.  Gross margin can improve over time if manufacturing volumes increase, as our utilization rates and overhead absorption improves.  As a result of these various factors, our gross margin varies from period to period.

Gross profit during fiscal year 2015 was $25.4 million, representing an increase of approximately $1.2 million, or 5.0%, from $24.2 million in the prior year period.  Gross margin in fiscal year 2015 decreased to 22.6%, compared with 29.2% in the prior year period.  The change in gross profit by reportable segment was as follows:

•                  Precision Components Group gross profit during fiscal year 2015 was $19.9 million, representing a decrease of approximately $0.5 million, or 2.5%, from $20.4 million in the prior year period.  Gross margin in fiscal year 2015 decreased to 22.8%, compared with 30.1% in the prior year period.  The primary reason for the decrease in gross profit was lower sales at MIM facilities.  The primary reasons for the decrease in gross margin were due to lower margins associated with sales of metal stamping products and lower scrap prices from Kecy, a shift in the product mix to lower margin MIM products at certain facilities, and decreased factory utilization from lower sales at our MIM facilities.  While the margin on sales of metal stamping products may remain below the Precision Component’s Group’s historical average during the 2016 fiscal year, we have identified several opportunities for margin improvement on our metal stamping products that we are in the process of implementing.

•                  3DMT Group gross profit during fiscal year 2015 was $3.6 million, representing an increase of approximately $2.2 million, or 157.1%, from $1.4 million in the prior year period.  Gross margin in fiscal year 2015 was 20.6%, which was comparable to the prior year period.  The primary reason for the increase in gross profit was higher sales resulting from the acquisition of ATC.

•                  Flanges and Fittings Group gross profit during fiscal year 2015 was $1.5 million, representing an increase of approximately $0.1 million, or 7.1%, from $1.4 million in the prior year period.  Gross margin in fiscal year 2015 was 25.1%, which was comparable to the prior year period.

•                  Wireless Group gross profit during fiscal year 2015 was $0.5 million, representing a decrease of approximately $0.5 million, or 50.0%, from $1.0 million in the prior year period.  Gross margin in fiscal year 2015 decreased to 23.9%, compared with 36.8% in the prior year period.  The decreases in gross profit and gross margin were primarily due to lower sales volume primarily attributable to a production delay at a contract manufacturer.

Selling, General and Administrative Expenses

Selling, general and administrative expense, or SG&A, during fiscal year 2015 totaled $19.2 million, or 17.0% of sales, compared with $15.7 million, or 19.0% of sales during the prior year period.  The increase in SG&A expense during fiscal year 2015 of $3.5 million was primarily due to costs incurred by companies acquired during fiscal year 2014 and the establishment of 3DMT, which, in total, accounted for an increase of approximately $6.1 million of which $2.9 million consisted of amortization of acquired intangible assets.  In addition, the higher cost of 3DMT included $1.2 million of R&D expense in 2015, compared to $0.3 million in 2014.  The increase in SG&A at acquired companies was partially offset by lower SG&A of approximately $1.8 million in the Precision Components Group segment as we reduced personnel and personnel related costs.  Corporate SG&A costs decreased $0.8 million primarily due to lower executive compensation cost.

Merger Expenses

Merger expenses during fiscal year 2015 totaled $187 thousand compared with $536 thousand in the prior year period.  The merger expenses in fiscal years 2015 and 2014 consisted primarily of professional fees for services that related to acquisitions completed in the fourth quarter of fiscal year 2014.

Other Income, Net

Other income, net during fiscal 2015 totaled $266 thousand, primarily due to a gain on foreign exchange transactions of $179 thousand.  Other income, net during fiscal 2014 totaled $588 thousand primarily due to a gain recognized on the redemption of the convertible note payable to Precision Castparts Corp. in connection with the acquisition of Thixoforming.

Interest Expense, Net

Interest expense, net during fiscal year 2015 was $4.8 million, compared to $1.4 million in the prior year period.  The increase in expense was primarily the result of additional debt incurred to finance acquisitions, and additional debt incurred at a higher interest rate.

Income Taxes Expense

Income tax expense in fiscal year 2015 was $1.5 million, a decrease of $0.9 million, compared to $2.4 million in the prior year period.  The Company’s effective tax rate in fiscal year 2015 was 100%, compared to 34% in the prior year period.  Among other things, the Company’s tax expense is dependent upon the ability to carry back net operating losses to recover taxes paid in prior years. The increase in the Company’s effective tax rate during fiscal year 2015 was largely the product of a lower pre-tax income such that non-deductible expenses had a greater percentage impact on the effective tax rate, one-time, non-recurring asset sales of approximately $0.3 million, which occurred in the fourth quarter of fiscal year 2015, and the recording of an approximate $0.3 million uncertain tax position related to our review of the wireless business foreign tax status.  The Company anticipates that the higher tax expense resulting from the tax gain recognized on the asset sales could be offset in fiscal year 2016 by tax benefits resulting from accelerated depreciation claimed on asset purchases.  However, the Company expects the fiscal year 2016 effective tax rate to exceed the fiscal year 2014 rate given: (i) limitations on the utilization of net operating losses as a result of mergers; and (ii) deferred tax liabilities associated with indefinite-lived assets that cannot be offset by deferred tax assets.

Balance Sheet Measures

Total assets at June 30, 2015 were $126.0 million, a decrease of $10.4 million, or 7.6%, from $136.4 million at June 30, 2014.  Cash and cash equivalents decreased $4.6 million primarily due to purchases of capital equipment and principal payments on debt.  Intangible assets decreased approximately $4.4 million due to amortization of $3.4 million and a purchase accounting adjustment of $1.0 million.

Total liabilities at June 30, 2015 were $79.3 million, a decrease of $25.7 million from $105.0 million at June 30, 2014.  The decrease was primarily due to a $19.2 million reduction in our long-term debt, primarily funded from the net proceeds of a $15.5 million secondary offering of our common stock, as well as from quarterly principal payments.  Capital lease obligations decreased $2.2 million primarily due to the sale of equipment under capital leases and monthly principal payments.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $4.8 million.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations for the next twelve months.

In summary, our cash flows were (in thousands):

	Year ended June 30,
	2015	2014
Net cash provided by operating activities	$5,135	$11,065
Net cash used in investing activities	(3,304)	(50,738)
Net cash (used in) provided by financing activities	(6,336)	45,456

Operating Activities

For the fiscal year ended June 30, 2015, cash provided by operating activities was $5.1 million, a decrease of $6.0 million compared to $11.1 million in the prior year period.  The decrease in cash provided by operating activities in the current period was primarily attributable to increased uses of working capital, the largest of which were decreases in accounts payable of $4.5 million and accrued expenses of $4.8 million.  The decrease in net income of $4.7 million was offset by an increase in non-cash adjustments to net income of $7.4 million, primarily consisting of higher depreciation and amortization expense of $5.1 million, and deferred taxes of $3.0 million.

Investing Activities

For the year ended June 30, 2015, cash used in investing activities was $3.3 million, a decrease of $47.4 million from $50.7 million in the prior year period.  The decrease was primarily due to cash expenditures, net of cash assumed, for the acquisitions of ATC, Kecy and Thixoforming in fiscal year 2014 totaling $46.6 million and proceeds from the sale of equipment totaling $1.5 million in fiscal year 2015.

Financing Activities

For the year ended June 30, 2015, cash used in financing activities was $6.3 million, compared with cash provided by financing activities of $45.5 million in the prior year period.  On April 8, 2015, the Company sold 3,450,000 shares of ARC common stock in a registered public offering at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full.  The Company received net proceeds from the offering, after underwriting discounts, commissions, fees and expenses, of approximately $15.5 million.  The net proceeds were used to prepay a portion of the principal outstanding on our Senior Secured Term Loan.  Separately, we repaid capital lease obligations totaling $2.6 million, of which approximately $1.5 million was related to the sale of equipment under capital leases and made net principal payments on debt totaling approximately $3.7 million during fiscal year 2015.  In fiscal year 2014, we obtained proceeds of $78.7 million from our Senior Credit Facility, which was primarily used to finance our acquisitions and repay existing debt totaling $33.4 million.

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

The Amended & Restated Credit Agreement provides the Company with the following loans and extensions of credit: (1) a Revolving Commitment in the principal amount of $20.0 million (the “Revolving Loan”); (2) a Term Loan Commitment in the principal amount of $45.0 million (the “Term Loan”); and (3) a Delayed Draw Term Loan Commitment in the principal amount of $25.0 million (the “Delayed Draw Term Loan”; and together with the Revolving Loan and the Term Loan, the “Credit Facility”).  All of the loans under the Credit Facility are secured by liens on substantially all assets of the Company and guaranteed by the Company’s subsidiaries who are not borrowers under the Credit Facility.

Borrowings under the Credit Facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to: (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%,, (b) Citizen’s own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to: (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be: (i) 3.00% with respect to Base Rate Loans; and (ii) 4.00% with respect to Eurodollar Rate Loans, in each case until December 31, 2014, and thereafter the Applicable Rate will be adjusted quarterly responsive to the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans, and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the Credit Facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the Administrative Agent and the Lenders.

The Term Loans and the Delayed Draw Term Loans mature in incremental quarterly installments over five years following the Effective Date.  The final Maturity Date with respect to the Revolving Loans, the Term Loans, and the Delayed Draw Term Loans is five (5) years after the Effective Date.  The Amended & Restated Credit Agreement contains certain mandatory prepayment provisions, including prepayments due in respect of sales of assets, sales of equity securities, events of default, and other customary events.

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

The subordinated term loan under the Subordinated Loan Agreement will mature five years after the Effective Date. The interest rate set forth in the Subordinated Loan Agreement is 11.00% per annum. Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% per annum.  The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, and prepayment terms that are substantially similar to those contained in the Amended & Restated Credit Agreement.  The Subordinated Loan Agreement has been subordinated to the Amended & Restated Credit Agreement pursuant to First Lien Subordination Agreement.

The foregoing description of the Subordinated Loan Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the respective document.

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

Senior Credit Facility Financial Ratios.  The Company’s Senior Credit Facility contains financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  Pursuant to the Citizens Second Amendment, compliance by the Company with the Fixed Charge Coverage Ratio was waived for the fiscal quarter ended March 29, 2015 and scheduled principal payments on indebtedness for the fiscal quarters ending March 29, 2015 and June 30, 2105 are excluded from the fixed charge coverage calculation.  The Company may otherwise not have a Fixed Charge Coverage Ratio less than 1.25:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.  The summary calculations of the Company’s Senior Credit Facility Fixed Charge Coverage Ratio as of June 30, 2015 are as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$16,233
Less unfinanced portion of capital expenditures	(4,810)
Less expense for taxes paid in cash	(1,283)
Coverage Amount (a)	$10,140
Fixed Charges (b)	$7,052
Fixed Charge Coverage Ratio (a:b) (must not be less than 1.25:1.00)	1.44:1.00

Maximum Total Leverage Ratio.  Pursuant to the Citizens Second Amendment, compliance by the Company with the Maximum Total Leverage Ratio was waived for the fiscal quarter ended March 29, 2015.  The Company may not permit the Maximum Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Total Leverage Ratio is defined as the ratio of (a) funded indebtedness of the Companies, consisting of our Revolving Loan, Term Loan, Delayed Draw Term Loan, Senior Subordinated Debt, and capital lease obligations, net of cash on hand, and its subsidiaries as of such date, to (b) consolidated EBITDA of the Company and its subsidiaries for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 29, 2015 through June 29, 2015	5.00:1.00
June 30, 2015 through September 26, 2015	4.75:1.00
September 27, 2015 through December 26, 2015	4.50:1.00
December 27, 2015 through June 29, 2016	4.25:1.00
June 30, 2016 through December 24, 2016	4.00:1.00
December 25, 2016 and thereafter	3.50:1.00

The summary calculation of the Company’s Senior Credit Facility Maximum Total Leverage Ratio as of June 30, 2015 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$61,607
Consolidated EBITDA (b)	$16,233
Maximum Total Leverage Ratio (a:b)	3.80:1.00

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

Period	Senior Leverage Ratio
March 29, 2015 through June 29, 2015	3.50:1.00
June 30, 2015 through September 26, 2015	3.25:1.00
September 27, 2015 through December 26, 2015	3.00:1.00
December 27, 2015 through June 29, 2016	2.75:1.00
June 30, 2016 through December 24, 2016	2.50:1.00
December 25, 2016 and thereafter	2.25:1.00

The summary calculation of the Company’s Senior Credit Facility Maximum Senior Leverage Ratio as of June 30, 2015 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness	$61,607
Less aggregate amount of junior financing	(20,000)
Senior Leverage Amount (a)	$41,607
Consolidated EBITDA (b)	$16,233
Senior Leverage Ratio (a:b) (must not be less than 1.25:1.00)	2.56:1.00

Subordinated Credit Facility Financial Ratios.  The Company’s Subordinated Credit Facility contains the following financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  The Company may not have a Fixed Charge Coverage Ratio less than 1.10:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.  The summary calculation of the Company’s Subordinated Credit Facility Fixed Charge Coverage Ratio as of June 30, 2015 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$16,233
Less unfinanced portion of capital expenditures	(4,810)
Less expense for taxes paid in cash	(1,283)
Coverage Amount (a)	$10,140
Fixed Charges (b)	$7,052
Fixed Charge Coverage Ratio (a:b) (must not be less than 1.25:1.00)	1.44:1.00

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

Period	Total Leverage Ratio
June 30, 2015 through September 29, 2015	5.00:1.00
September 30, 2015 through March 30, 2016	4.75:1.00
March 31, 2016 through September 29, 2016	4.50:1.00
September 30, 2016 and thereafter	4.00:1.00

The summary calculations of the Company’s Subordinated Credit Facility Total Leverage Ratio as of June 30, 2015 are as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$61,607
Consolidated EBITDA (b)	$16,233
Maximum Total Leverage Ratio (a:b)	3.80:1.00

Compliance with Financial Ratio Covenants

For the period ended June 30, 2015, the Company was in compliance with all financial ratio covenants.  On April 8, 2015, the Company sold to the public 3,450,000 shares of ARC common stock in a registered public offering at a price of $5.00 per share, including 450,000 shares sold pursuant to a fully-exercised option to purchase additional shares granted to the underwriters by the Company.  The Company received net proceeds from the offering of approximately $15.5 million after underwriting discounts, commissions, fees, and expenses.  The net proceeds were then used to prepay a portion of the principal outstanding under the Amended & Restated Credit Agreement.  On May 11, 2015, as a result of the prepayment, the Company, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders entered into the Citizens Second Amendment to the Amended and Restated Credit Agreement.  Under the terms of the Citizens Second Amendment, the Administrative agent and the lenders agreed to waive certain covenants in the Amended and Restated Credit Agreement with respect to which the Company was not in compliance and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2105.  Aside from the aforementioned items, there have been no other changes to the terms and conditions of the Amended & Restated Credit Agreement.

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

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	June 30, 2015
Net (loss) income (1)	$(57)
Plus: Interest expense, net (2)	4,848
Plus: Income taxes	1,509
Plus: Depreciation and amortization	9,459
Plus: Other non-recurring expenses (3)	474
Consolidated EBITDA (4)	$16,233

(1)         Prior to the Effective Date of the Amended & Restated Credit Agreement, the methodology used to calculate net income included a portion of income attributable to non-controlling interest.

(2)         Prior to the Effective Date of the Amended & Restated Credit Agreement, the methodology used to calculate interest expense included certain non-cash fees.

(3)         Other non-recurring expenses primarily consist of professional fees related to acquisitions.

(4)         Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations, or cash flows as of June 30, 2015.

Contractual Obligations and Commitments

We have various contractual obligations impacting our liquidity.  The following table represents our contractual payment obligations as of June 30, 2015 (in thousands):

Contractual Cash Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$57,966	$5,995	$7,406	$8,463	$16,102	$20,000	$—
Capital lease obligations	3,936	956	932	904	904	48	192
Purchase obligations	929	929	—	—	—	—	—
Operating lease obligations	1,239	528	461	108	98	44	—
Escrow payment obligations	4,291	4,291	—	—	—	—	—
Total	$68,361	$12,699	$8,799	$9,475	$17,104	$20,092	$192

Long-term debt obligations consist of principal payments under the Senior Secured Credit Facility and other borrowings. Included in this amount for 2019 is $7.6 million for the Company’s revolving credit line.   Refer to Note 8, “Debt” in the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Report, for additional information.

Purchase obligations represent material capital expenditure commitments.

Escrow payment obligations consist of cash payments due to the sellers of the ATC and Kecy acquisitions, to the extent that the escrow has not been drawn upon.  Refer to Note 3, “Business Acquisitions” in the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Report, for additional information.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” of our consolidated financial statements set forth in this Annual Report on Form 10-K.  The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain.  Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  Actual results may differ from these estimates under different assumptions or conditions.

Cash

We had no cash equivalents for the years ended June 30, 2015 and 2014.  We place our cash with high-credit-quality financial institutions and do not believe we are exposed to any significant credit risk on cash.  Cash in the bank may exceed FDIC insurable limits.

Cash held in financial institutions outside the United States to support existing operations and planned growth totaled $1.5 million and $0.6 million as of June 30, 2015 and 2014, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to its domestic subsidiaries.  Thus, we would not incur a tax obligation should we decide to repatriate these funds.

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

Goodwill, Intangibles and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We performed the qualitative assessment using a “more likely than not” concept for the 2015 and 2014 fiscal years.  The determination of the value of such intangible assets required management to make estimates and assumptions that affect the consolidated financial statements.  Management determined that there is less than 50% chance that the fair value of a reporting unit is less than the carrying value, thus, no goodwill impairment was recorded in continuing operations.

Intangible assets (identified as technology, customer list, trademarks and other) are recorded at fair value at the time of acquisition.  Finite-lived intangibles are stated at cost less accumulated amortization.  Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

We review the carrying value of our long-lived tangible and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Factors that would require an impairment assessment include, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in our operating performance, or as a result of fundamental changes in a subsidiary’s market conditions.

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and finite-lived intangible assets exceeds fair value.  There were no impairments of long-lived assets during the fiscal years ended June 30, 2015 or 2014.

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

Income Taxes

We account for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes.  The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Uncertain tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties related to uncertain tax positions of $166 thousand and $106 thousand were recognized for the years ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and 2014, accrued interest and penalties were $272 thousand and $106 thousand, respectively.  We expect unrecognized tax positions to decrease approximately $0.3 million within the next twelve months.

In general, the tax returns for the years ending June 30, 2011 through 2015 are open to examination by federal and state authorities.  Tax years 2003 and forward are open for certain of the Company’s subsidiaries due to the carryforward of unutilized net operating losses.

Foreign Currency Translation

Effective July 1, 2015, the financial position and results of operations of AFT Hungary are measured using the Euro.  Accordingly, all assets and liabilities of AFT Hungary are translated into U.S. dollars at the currency exchange rates as of the respective balance sheet dates.  Revenue and expense items are translated at the average exchange rates prevailing during the period.  Cumulative gains and losses from translation of AFT Hungary’s financial statements are reported as a component of stockholders’ equity.  In fiscal year 2014, AFT Hungary’s functional currency was the U.S. dollar.

Non-Controlling Interest

In connection with the acquisitions of FloMet and TeknaSeal, we obtained a majority interest in the subsidiaries and control of the subsidiaries’ boards of directors.  Third party investors own approximately 3.8% of the outstanding shares of FloMet and approximately 6.2% of the outstanding shares of TeknaSeal.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries as of June 30, 2015 and 2014, and the results of operations of these subsidiaries since the dates of acquisitions.  We recognized the carrying value of the non-controlling interests as a component of stockholders’ equity.

Recent Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements.  Updates to the ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB finalized a proposal to defer the effective date for one year beyond the originally specified effective date.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation for debt discounts. The standard must be applied on a retrospective basis and is effective for the Company beginning on January 1, 2016. Early adoption is permitted. The adoption of this standard is a change in financial statement presentation only and will not have a material impact on our consolidated financial statements.

In April 2015, ASU 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement. The standard amends internal use software guidance to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. It also eliminates the requirement to analogize to the lease guidance when determining the asset acquired in a software licensing arrangement. The standard may be applied retrospectively or prospectively and is effective for the Company beginning on January 1, 2016. Early adoption is permitted. The Company is evaluating the impacts, if any, of adopting this standard on our consolidated financial statements.

In July 2015, ASU 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LILO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The Company is evaluating the impacts, if any, of adopting this standard on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide information for this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of ARC Group Worldwide, Inc. (a Utah corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Denver, Colorado

September 25, 2015

ARC Group Worldwide, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the year ended June 30,
	2015	2014
Sales	$112,505	$82,926
Cost of sales	87,057	58,693
Gross profit	25,448	24,233
Selling, general and administrative	19,172	15,731
Merger expenses	187	536
Income from operations	6,089	7,966
Other income, net	266	588
Interest expense, net	(4,848)	(1,399)
Income before income taxes	1,507	7,155
Income tax expense	(1,509)	(2,411)
Net (loss) income	(2)	4,744
Less: Net income attributable to non-controlling interest	(210)	(228)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(212)	$4,516
Net (loss) income per common share:
Basic and diluted	$(0.01)	$0.31

Weighted average common shares outstanding:
Basic and diluted	15,458,404	14,590,297

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the year ended June 30,
	2015	2014
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(212)	$4,516
Foreign currency translation adjustment, net	(58)	—
Comprehensive (loss) income	$(270)	$4,516

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of June 30,
	2015	2014
ASSETS
Current assets:
Cash	$4,821	$9,384
Accounts receivable, net	15,385	15,337
Inventories, net	16,386	15,231
Deferred tax assets	672	1,232
Prepaid and other current assets	2,330	1,374
Total current assets	39,594	42,558
Property and equipment, net	43,813	45,268
Goodwill	14,801	16,357
Intangible assets, net	26,441	30,825
Other	1,374	1,381
Total assets	$126,023	$136,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,338	$9,430
Accrued expenses	3,026	5,905
Deferred revenue	991	1,016
Bank borrowings, current portion of long-term debt	5,995	14,419
Capital lease obligations, current portion	857	1,124
Accrued escrow obligation	4,291	2,400
Total current liabilities	22,498	34,294
Long-term debt, net of current portion	51,971	62,757
Deferred taxes	2,029	674
Capital lease obligations, net of current portion	2,784	4,723
Accrued escrow obligation	—	2,600
Total liabilities	79,282	105,048

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,538,522 shares issued and 18,530,121 shares issued and outstanding at June 30, 2015 and 15,088,522 shares issued and 15,080,121 shares issued and outstanding at June 30, 2014	5	3
Treasury stock, at cost; 8,401 shares at June 30, 2015 and 2014	(94)	(94)
Additional paid-in capital	29,751	14,293
Retained earnings	15,931	16,143
Accumulated other comprehensive income	(58)	—
ARC Group Worldwide, Inc. total stockholder equity	45,535	30,345
Non-controlling interest	1,206	996
Total stockholders’ equity	46,741	31,341
Total liabilities and stockholders’ equity	$126,023	$136,389

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

For the Years Ended June 30, 2015 and 2014

	Common Stock		Treasury Stock			Retained	Accumulated
	Shares	Amount (Par value $0.0005)	Shares	Amount (at cost)	Additional paid-in capital	earnings/ Members equity	other comprehensive income	Non- controlling interest	Related Party Note	Total stockholders’ equity
Balance, June 30, 2013	14,182	$3	—	$(1)	$13,280	$11,627	$—	$1,080	$(272)	$25,717
Net Income	—	—	—	—	—	4,516	—	228	—	4,744
Shares issued in connection with acquisitions	406	—	—	—	5,600	—	—	—	—	5,600
Reclassification of common stock to liability	—	—	—	—	(5,000)	—	—	—	—	(5,000)
Value of shares issued to escrow in excess of obligation	—	—	—	—	(600)	—	—	—	—	(600)
Issuance of shares for redemption of non-controlling interest	149	—	—	—	312	—	—	(312)	—	—
Cancellation of member note	—	—	—	—	(272)	—	—	—	272	—
Equity awards issued for compensation	364	—	—	—	701	—	—	—	—	701
Termination of vesting provisions on restricted stock	—	—	—	—	77	—	—	—	—	77
Buyout of vesting provisions on restricted stock	—	—	—	—	195	—	—	—	—	195
Stock dividend effect for treasury stock	(12)	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(8)	(93)	—	—	—	—	—	(93)
Balance, June 30, 2014	15,089	3	(8)	(94)	14,293	16,143	—	996	—	31,341
Net (loss) income	—	—	—	—	—	(212)	—	210	—	(2)
Currency translation adjustment	—	—	—	—	—	—	(58)	—	—	(58)
Issuance of shares, net	3,450	2	—	—	15,458	—	—	—	—	15,460
	18,539	$5	(8)	$(94)	$29,751	$15,931	$(58)	$1,206	$—	$46,741

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2)	$4,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,459	4,385
Non-cash stock based compensation expense	—	701
Buyout of vesting provisions on restricted stock	—	77
Amortization of debt discount	—	316
Gain on extinguishment of debt	—	(578)
Bad debt expense and other	21	112
Deferred income taxes	2,159	(803)
Changes in working capital, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(8)	601
Inventory	(230)	(1,253)
Prepaid expenses and other assets	(1,194)	(1,032)
Accounts payable	(2,092)	2,372
Other accrued expenses	(2,953)	1,822
Deferred revenue	(25)	(399)
Net cash provided by operating activities	5,135	11,065

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(46,640)
Purchase of plant and equipment	(4,810)	(4,098)
Proceeds from the sale of assets	1,506	—
Net cash used in investing activities	(3,304)	(50,738)

Cash flows from financing activities:
Proceeds from issuance of debt	24,500	78,746
Repayments of long-term debt and capital lease obligations	(46,296)	(33,392)
Purchase of treasury stock	—	(93)
Proceeds from the issuance of stock, net	15,460	—
Proceeds from buyout of vesting provisions on restricted stock	—	195
Net cash (used in) provided by financing activities	(6,336)	45,456
Effect of exchange rates on cash	(58)	—
Net (decrease) increase in cash	(4,563)	5,783
Cash, beginning of period	9,384	3,601
Cash, end of period	$4,821	$9,384
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,414	$1,324
Cash paid for income taxes	$1,283	$1,476
Non-cash investing and financing activities:
Issuance of stock held in escrow in connection with acquisitions	$—	$5,600
Equipment acquired under capital leases	$—	$5,847

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — General Information

Organization and Nature of Business

ARC Group Worldwide, Inc. (referred to herein as the “Company” or “ARC”) was organized under the laws of the State of Utah on September 30, 1987.

On August 8, 2012, ARC completed the acquisition of Quadrant Metals Technology, LLC (“referred to herein as “QMT” or “the Predecessor”) and Advanced Forming Technology (“AFT”).  QMT was formed in March 2011, to function as a holding company for a group of diversified manufacturing and distribution companies.  Upon formation, QMT acquired controlling interests in TeknaSeal LLC (“TeknaSeal”) as of May 1, 2011 and in FloMet LLC (“FloMet”) as of June 30, 2011.  In addition, QMT acquired General Flange & Forge (“GF&F”) as of April 18, 2011 and has held controlling interests in GF&F since that date.  While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

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

Everest Hill Group Inc. (“Everest Hill Group”) has been our major stockholder since 2008.  ARC, Everest Hill Group, Quadrant Management Inc. (“QMI”), and QMT are under common control.

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks, therefore, the quarter end will not always coincide with the date of the calendar month-end.

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

Reclassifications

Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation.

Cash

The Company had no cash equivalents for the years ended June 30, 2015 and 2014.  The Company places its cash with high-credit-quality financial institutions and does not believe it is exposed to any significant credit risk on cash.  Cash in the bank may exceed FDIC insurable limits.

Cash held in financial institutions outside the United States to support existing operations and planned growth totaled $1.5 million and $0.6 million as of June 30, 2015 and 2014, respectively.  The Company’s Hungarian subsidiary, where these funds are held, is taxed in a similar manner to its domestic subsidiaries.  Thus, the Company would not incur a tax obligation should it decide to repatriate these funds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts due from the Company’s customers.  ARC controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes.  In making the determination of the appropriate allowance for doubtful accounts, Management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.

The following table shows the roll-forward of the Company’s allowance for doubtful accounts (in thousands):

Year ended:	Balance at Beginning of Period	Additions Charged to Operations	Write-offs and Adjustments	Balance at End of Period
June 30, 2015	$260	$40	$(85)	$215
June 30, 2014	222	100	(62)	260

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

Goodwill, Intangibles and Other Long-lived Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against historical financial results.  Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, and other relevant entity- and reporting unit-specific events. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.  There were no impairments of goodwill during the years ended June 30, 2015 or 2014.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value.  There were no impairments of long-lived assets during the fiscal years ended June 30, 2015 or 2014.

Accrued Expenses

As of June 30, 2015 and 2014, accrued expenses that exceeded 5% of current liabilities consisted of approximately $1.7 million and $3.0 million, respectively, of payroll related costs.  Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.

Deferred Revenue

Unearned revenue consists of customer deposits for the development of molds used in the manufacturing process. As of June 30, 2015 and 2014, unearned revenue was $1.0 million for each period. The Company recognizes revenue and the related expenses when the customer approves the mold for production.  Accordingly, as of June 30, 2015 and 2014, the Company has incurred costs of $0.7 million and $0.8 million, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheet.

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

Merger costs

Merger costs are costs incurred to effect an acquisition, such as advisory, legal, accounting, consulting, and other professional fees.

Research and Development Costs

Research and development costs are expensed as incurred.  The majority of these expenditures consist of salaries for engineering and manufacturing personnel and outside services.  For the years ended June 30, 2015 and 2014, the Company incurred $1.2 million and $346 thousand, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statements of operations.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Uncertain tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties related to uncertain tax positions of $166 thousand and $106 thousand were recognized at June 30, 2015 and 2014, respectively.  As of June 30, 2015 and 2014, accrued interest and penalties were $272 thousand and $106 thousand, respectively. The Company expects unrecognized tax positions to decrease approximately $0.3 million within the next twelve months.

In general, the tax returns for the years ending June 30, 2011 through 2015 are open to examination by federal and state authorities.  Tax years 2003 and forward are open for certain of the Company’s subsidiaries due to the carryforward of unutilized net operating losses.

Foreign Currency Translation

Effective July 1, 2015, the financial position and results of operations of AFT Hungary are measured using the Euro.  Accordingly, all assets and liabilities of AFT Hungary are translated into U.S. dollars at the currency exchange rates as of the respective balance sheet dates.  Revenue and expense items are translated at the average exchange rates prevailing during the period.  Cumulative gains and losses from translation of AFT Hungary’s financial statements are reported as accumulated other comprehensive income, a component of stockholders’ equity.  In fiscal year 2014 AFT Hungary’s functional currency was the U.S. dollar.

Non-Controlling Interest

In connection with the acquisitions of FloMet and TeknaSeal, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries’ boards of directors.  Third party investors own approximately 3.8% of the outstanding shares of FloMet and approximately 6.2% of the outstanding shares of TeknaSeal.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries as of June 30, 2015 and 2014, and the results of operations of these subsidiaries since the dates of acquisitions.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity.

Recent Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements.  Updates to the ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB finalized a proposal to defer the effective date for one year beyond the originally specified effective date.   ASU 2014-09 is effective in the Company’s first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation for debt discounts. The standard must be applied on a retrospective basis and is effective for the Company beginning on January 1, 2016. Early adoption is permitted. The adoption of this standard is a change in financial statement presentation only and will not have a material impact on our consolidated financial statements.

In April 2015, ASU 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement. The standard amends internal use software guidance to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. It also eliminates the requirement to analogize to the lease guidance when determining the asset acquired in a software licensing arrangement. The standard may be applied retrospectively or prospectively and is effective for the Company beginning on January 1, 2016. Early adoption is permitted. The Company is evaluating the impacts, if any, of adopting this standard on our consolidated financial statements.

In July 2015, ASU 2015-11, Simplifying the Measurement of Inventory. This ASU applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LILO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The Company is evaluating the impacts, if any, of adopting this standard on our consolidated financial statements.

NOTE 3 — Business Acquisitions

Advance Tooling Concepts

On April 7, 2014, the Company acquired the member interests of ATC (referred to herein as the “ATC Acquisition”) for approximately $24.3 million, of which $2.4 million consists of 233,788 newly issued shares of the Company that are held in escrow for a period of 12 months (referred to herein as the “ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  Under the terms of the ATC Escrow arrangement, the ATC Escrow was secured by newly issued shares of the Company equal to 125% of the amount that would be paid in cash.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of the working capital adjustment.  The Company determined the common stock held in escrow was mandatorily redeemable and therefore recorded $1.7 million as a current liability in the accompanying balance sheet as of June 30, 2015.  The Company is in the process of finalizing settlement of the escrow.

ATC is a plastic injection molding company offering complete plastic injection molding capabilities, as well as in-house molding and tooling capabilities.  This acquisition strengthens the Company’s ability to offer customers a suite of advanced manufacturing products and services.  The total purchase price for the acquisition of ATC was as follows (in thousands):

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

The results of ATC’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of April 7, 2014.  ATC is included in the 3DMT business segment.  During the period April 7, 2014 to June 30, 2014, the Company recognized an incremental $2.6 million of revenue and $547 thousand of net loss from continuing operations attributable to ATC’s operations since the date of the acquisition.

Kecy

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (referred to herein as the “Kecy “) for approximately $26.8 million, of which $24.2 million was paid in cash and $2.6 million consists of 172,450 newly issued shares of the Company stock that are held in escrow for a period of 18 months to satisfy certain working capital adjustments and/or indemnification obligations.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller, with the stock released from escrow and placed into treasury.  As a result, the Company has determined the common stock issued is mandatorily redeemable and have therefore recorded $2.6 million as a current liability in the accompanying balance sheet as of June 30, 2015.  In connection with the change in the Company’s stock price since the date of inception of the escrow, the Company issued 499,176 additional shares for security of the escrow in August 2015 and will terminate the escrow in October 2015.

Kecy is a precision metal stamping company and offers value-added secondary design and production processing.  The acquisition allows ARC to provide its customers metal stamping applications in order to offer a more holistic solution and increase the speed-to-market.  The total purchase price for the acquisition of Kecy was as follows:

(in thousands)	Amount
Cash paid	$23,225
Excess working capital acquired	1,009
Common stock placed in escrow	2,600
Aggregate purchase price	$26,834

The Company recognized the assets and liabilities of Kecy based on their acquisition date fair values.  The fair value of Kecy’s tangible assets was estimated using both a “cost approach” and a “market approach” depending on the property.  A cost approach is based on estimating the cost of constructing the building, less depreciation, plus land.  A market approach uses prices and other relevant information generated by market transactions involving comparable assets.  Identified intangible assets were measured at fair value primarily using “income approaches,” which required a forecast of expected future cash flows for the use of relief-from royalty and excess earnings methods.

The aggregate purchase price exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $500 thousand, which amount has been recognized as goodwill.  Goodwill associated with this acquisition is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Kecy at the acquisition date (in thousands).

(in thousands)	Amount
Accounts receivable	$3,370
Inventories	3,182
Prepaid and other current assets	49
Property and equipment	10,644
Goodwill	500
Intangible assets	10,386
Accounts payable	(188)
Accrued expenses	(730)
Capital lease obligation	(379)
Fair value of net assets acquired	$26,834

The determination of the fair values of the acquired assets and assumed liabilities, and the related determination of estimated lives of depreciable tangible and identifiable intangible assets, requires significant judgment.  The fair values of acquired assets and liabilities were revised from the estimated values initially filed on Form 8-K/A on September 8, 2014 as a result of the Company’s normal process for determining the fair value of acquired assets and assumed liabilities.  Revisions were made primarily to assign fair values to acquired intangible assets of $4.1 million that had previously been recorded provisionally as goodwill.  Other adjustments to current assets, totaling $(1.5) million, and current liabilities, totaling $(0.6) million, resulted from the same normal process for determining fair values of acquired assets and assumed liabilities.  During the three month period ended December 28, 2014, the Company retrospectively adjusted its reported assignment of the aggregate consideration for a change to its original estimate of the fair value of inventory due a change in accounting for supplies.  As a result of this revision, inventory increased by $925 thousand and goodwill decreased by the same amount.  During the three month period ended June 30, 2015, the Company revised the accounting for a lease from operating to capital for $379 thousand.  For this lease, the Company had previously recorded a favorable lease intangible asset in the amount of $1,010 thousand that was reclassified to property and equipment.  The results of Kecy’s operations have been included in the Company’s Consolidated Results of Operations beginning as of the acquisition date of June 25, 2014.  Kecy is included in the Precision Components Group business segment.  During the period June 25, 2014 to June 30, 2014, the Company recognized an incremental $299 thousand of revenue and a $62 thousand net loss from continuing operations.

Pro Forma Financial Information (Unaudited)

The historical operating results of ATC and Kecy have not been included in the Company’s historical consolidated operating results prior to their acquisition dates.  The following unaudited pro forma information presents the combined results of continuing operations for the year ended June 30, 2014, as if the acquisitions had been completed on July 1, 2013.  The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings that may result from the consolidation of operations but do reflect certain adjustments expected to have a continuing impact on the combined results (in thousands, except per share data).

Year Ended June 30, 2014
Revenue	$119,853
Net income	$2,567
Basic and diluted net income per common share	$0.17

Other Acquisition

During the fiscal year ended June 30, 2014, the Company acquired Thixoforming, a provider of magnesium injection molding products, which adds further capabilities to the Company’s position in the injection molding industry.  This acquisition was not significant to the Company’s consolidated results of operations and financial position.  Pro forma results have not been presented as they would not be materially different from the Company’s actual results.

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

There were no transfers of assets or liabilities between levels in the valuation hierarchy during the years ended June 30, 2015 or 2014.

NOTE 5 — Inventory

Inventories consisted of the following (in thousands):

	June 30, 2015	June 30, 2014
Raw materials and supplies	$5,723	$4,741
Work-in-process	7,335	6,475
Finished goods	4,224	4,217
	17,282	15,433
Less: Reserve for obsolescence	(896)	(202)
	$16,386	$15,231

NOTE 6 — Plant and Equipment

Plant and equipment consisted of the following (in thousands):

	Depreciable Life (in years)	June 30, 2015	June 30, 2014
Land	—	$1,264	$1,264
Building and improvements	7 - 40	18,811	17,369
Machinery and equipment	3 - 12	39,422	36,251
Office furniture and equipment	3 - 10	931	883
Construction-in-process	—	1,934	2,358
		62,362	58,125
Less: Accumulated depreciation		(18,549)	(12,857)
		$43,813	$45,268

Depreciation expense totaled $6.1 million and $3.4 million in the years ended June 30, 2015 and 2014, respectively.

NOTE 7 — Goodwill and Intangible Assets

The following table summarizes the activity in the Company’s goodwill account during the years ended 2015 and 2014 (in thousands):

	As of June 30,
	2015	2014
Balance, beginning of year	$16,357	$11,497
Additions	—	4,860
Purchase accounting adjustments	(1,556)	—
Balance, end of year	$14,801	$16,357

The following table summarizes the Company’s intangible assets as follows (in thousands):

	As of June 30, 2015			As of June 30, 2014
Intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and tradenames	$3,773	$(527)	$3,246	$3,773	$(290)	$3,483
Customer relationships	24,077	(3,613)	20,464	24,077	(1,205)	22,872
Non-compete agreements and other	3,642	(911)	2,731	4,652	(182)	4,470
Total	$31,492	$(5,051)	$26,441	$32,502	$(1,677)	$30,825

Patents and tradenames, customer relationships, and non-compete agreements and other are amortized over their weighted average useful life of approximately 13.5 years, 10.8 years, and 5.0 years, respectively.  Amortization expense totaled $3.4 million and $1.0 million for other identifiable intangible assets for the years ended June 30, 2015 and 2014, respectively.  Estimated future amortization expense for the next five years as of June 30, 2015, is as follows (in thousands):

Fiscal Years	Amount
2016	$3,375
2017	3,375
2018	3,375
2019	3,191
2020	2,643
Thereafter	10,482
Total	$26,441

NOTE 8 — Debt

Long-term debt payable consists of the following:

	Balance as of (in thousands)
	June 30, 2015	June 30, 2014
Senior secured revolving commitment	$7,560	$9,310
Senior secured term loan	22,924	43,875
Senior secured delayed draw term loan	7,482	23,700
Subordinated term loan	20,000	—
Other	—	291
Total debt	57,966	77,176
Less: Senior secured revolving commitment, current portion	—	(9,310)
Less: Senior secured term loan, current portion	(4,781)	(4,225)
Less: Senior secured delayed draw term loan, current portion	(1,214)	(593)
Less: Other, current portion	—	(291)
Non-current portion	$51,971	$62,757

Amended & Restated Credit Agreement

On November 10, 2014 (the “Effective Date”), the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement with Citizens Bank (the “Amended & Restated Credit Agreement”), which amends and restates the Credit Agreement, dated as of April 7, 2014 (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated as of June 25, 2014 (the “June 2014 Amendment”), by and among the Company and its certain subsidiaries,

Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto, regarding loans and extensions of credit in the principal amount of up to $90.0 million.  In consideration for the Company and its subsidiaries entering into the Amended & Restated Credit Agreement, the Administrative Agent and the Lenders waived non-compliance of the Company and its subsidiaries with respect to certain covenants in the Original Credit Agreement and the June 2014 Amendment.  On December 23, 2014, the parties to the Amended & Restated Credit Agreement entered into a first amendment (the “Citizens First Amendment”)  to make technical corrections and to clarify, among other matters, that mandatory prepayments of the loans will not be required in connection with any issuance of equity interests of the Company so long as the Company’s senior leverage ratio is less than 2.25:1.00 and the proceeds thereof are utilized within 90 days to: (i) finance a permitted acquisition or other permitted investments; or (ii) to finance consolidated capital expenditures.  If after issuance of equity interests the Company’s senior leverage ratio is greater than 2.25:1.00 (as calculated on a pro forma basis), then the proceeds of the issuance of the equity interests will be utilized as follows: 100% of the amount, if any, of such net cash proceeds necessary to reduce the senior leverage ratio to 2.75:1.00 on a pro forma basis, plus (y) 75% of the balance, if any, of such net cash proceeds remaining, to the extent necessary to reduce the Senior Leverage Ratio to 2.25:1.00 on a Pro Forma Basis, plus (z) 50% of the balance, if any, of such net cash proceeds remaining.  In the event that any proceeds from the issuance of equity interests are to be applied as cure amounts under the Amended and Restated Credit Agreement, then 100% of such net cash proceeds will be required to be paid as mandatory prepayments of the loans.

Borrowings under the Credit Facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to: (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%,, (b) Citizen’s own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to: (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be: (i) 3.00% with respect to Base Rate Loans; and (ii) 4.00% with respect to Eurodollar Rate Loans, in each case until December 31, 2014, and thereafter the Applicable Rate will be adjusted quarterly responsive to the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans, and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the Credit Facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the Administrative Agent and the Lenders. At June 30, 2015, interest rates on borrowings under the Credit Agreement ranged from 4.2% to 6.25%.

On April 8, 2015, the Company sold 3,450,000 shares of ARC common stock in a registered public offering at a price of $5.00 per share, including 450,000 shares sold pursuant to a fully-exercised option to purchase additional shares granted to the underwriters by the Company.  The Company received net proceeds from the offering of approximately $15.5 million after underwriting discounts, commissions, fees, and expenses.  The net proceeds were then used to prepay a portion of the principal outstanding under the Amended & Restated Credit Agreement.  On May 11, 2015, as a result of the prepayment, the Company, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders entered into the Limited Waiver and Second Amendment to the Amended and Restated Credit Agreement (the “Citizens Second Amendment”).  Under the terms of the Citizens Second Amendment, the Administrative agent and the lenders agreed to waive certain covenants with respect to which the Company was not in compliance and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2015.  Aside from the aforementioned items, there have been no other changes to the terms and conditions of the Amended & Restated Credit Agreement.

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

The following schedule represents the Company’s future debt payments as of June 30, 2015 (in thousands):

2016	$5,995
2017	7,406
2018	8,463
2019 (1)	16,102
2020	20,000
Total	$57,966

(1)         Amount includes $7.6 million for the senior secured revolving commitment.

NOTE 9 - Income Taxes

For financial reporting purposes, (loss) income before income taxes includes the following components (in thousands):

	June 30, 2015	June 30, 2014
United States	$(613)	$4,291
Foreign	2, 120	2,864
Total	$1,507	$7,155

Income tax provision for the years ended June 30, 2015, and June 30, 2014, consist of the following (in thousands):

	June 30, 2015	June 30, 2014
Current:
Federal tax (benefit) expense	$(915)	$3,298
State tax expense	77	194
Foreign tax expense	358	396
Total current	(480)	3,888
Deferred:
Federal tax expense (benefit)	1,989	(1,477)
Total deferred	1,989	(1,477)
Total provision for income taxes	$1,509	$2,411

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	June 30, 2015	June 30, 2014
Federal income taxes	34.0%	34.0%
State income taxes	3.4%	1.8%
Foreign taxes	—	—%
Permanent items	0.8%	0.4%
Exempt foreign income	—	(1.4)%
Change in tax rates	1.1%	—%
Uncertain tax positions	38.0%	9.4%
Valuation allowance and other	22.7%	(10.5)%
Effective rate	100.0%	33.7%

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

Significant components of the Company’s deferred tax assets at June 30, 2015 and 2014 are shown below.  A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement.  The Company has recognized a valuation allowance to an amount it expects to realize via carry back based on fiscal year 2015 operations and the reversal of existing temporary differences. The increase in the valuation allowance in fiscal year 2015 represents the increase in deferred tax assets that the Company has determined is not more likely than not of being recovered. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

Components of our deferred tax assets and liabilities were as follows (in thousands):

	June 30, 2015	June 30, 2014
Deferred tax assets arising from:
Accrued liabilities and reserves	$152	$731
Deferred revenue	—	51
Bad debt reserves	80	94
Tangible property	141	287
Inventory reserve	331	170
Intangible assets	685	574
Other	59	59
Unrealized foreign currency gain	50	—
Foreign tax credit carryforward	—	—
Tax effects of net operating loss carry-forwards	2,063	2,031
Less valuation allowances	(1,062)	(609)
Deferred tax assets	2,499	3,388

Deferred tax liabilities arising from:
Property and equipment	(2,985)	(1,911)
Prepaid expenses	(14)	—
Deferred revenue	(12)	—
Deferred tax liabilities	(3,011)	(1,911)

Net deferred tax (liability) asset	$(512)	$1,477

At June 30, 2015 and 2014, the deferred tax asset current portion was approximately $0.7 million and $1.2 million.  At June 30, 2015 and 2014, the deferred tax asset non-current portion was $0 and $0.3 million, respectively, and was recorded in other assets.  At June 30, 2015, the deferred tax liability non-current portion was $2.0 million, which includes $0.9 million related to uncertain tax positions.  At June 30, 2014, the deferred tax liability non-current portion was $0.7 million, all of which is related to uncertain tax positions. At June 30, 2015, the income tax receivable was $0.6 million, which was recorded in other current assets. At June 30, 2014 the income tax payable was $1.8 million, which was recorded in accrued expenses.

The Company had federal net operating loss (“NOL”) carryforwards of approximately $5.5 million as of June 30, 2015 and 2014.  At June 30, 2015 and 2014, the Company had state net operating loss carryforwards of approximately $6.0 million and $5.1 million, respectively.  The federal loss carryforwards will begin to expire in 2027 through 2035 unless previously utilized.  The state loss carryforwards will begin to expire in 2023 through 2035 unless previously utilized.

Pursuant to the Internal Revenue Code (“IRC”) Sections 382 and 383, use of the Company’s U.S. federal and state NOL carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.  The Company had an ownership change in 2012 and, as a result, certain of the Company’s net operating loss carryforwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.

The following table summarized the changes in the Company’s unrecognized tax benefits during the year ended June 30, 2015 (in thousands):

Gross unrecognized tax benefits at June 30, 2014	$568
Increase in prior year position	441
Decrease in prior year position	(85)
Gross unrecognized tax benefits at June 30, 2015	$924

The Company expects unrecognized tax positions to decrease approximately $0.3 million within the next twelve months. The Company recorded an approximate $0.3 million uncertain tax position in the fourth quarter of fiscal year 2015 related to the wireless business foreign tax status.  The amount of unrecognized tax benefit that, if recognized, would favorably impact the effective income tax rate is $924 thousand.  During the years ended June 30, 2015 and 2014, the Company recognized $166 thousand and $106 thousand related to interest and penalties.  As of June 30, 2015 and 2014, accrued interest and penalties were $272 thousand and $106 thousand, respectively.

NOTE 10 — Equity and Earnings Per Share

On April 8, 2015, the Company sold 3,450,000 shares of ARC common stock in a registered public offering at a price to the public of $5.00 per share, including 450,000 shares sold pursuant to an option to purchase additional shares granted to the underwriters by the Company, which was exercised in full.  The Company received net proceeds from the offering, after underwriting discounts, commissions, fees, and expenses, of approximately $15.5 million.  The net proceeds were used to prepay a portion of the principal outstanding on the Company’s Senior Secured Term Loan.

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

The Company issued common shares to two of its minority interest subscribers in exchange for all of their membership interest in the Company’s FloMet and General Flange & Fittings subsidiaries. The issuance of common stock took place in the first quarter of fiscal year 2014. A 0.60% interest in FloMet owned was exchanged for 66,612 shares of common stock of the Company for an acquisition price of $2.043 per share (giving effect of the 1.5:1 stock dividend).  A 10% interest in General Flange & Fittings was exchanged for 82,410 shares of common stock of the Company for an acquisition price of $2.119 per share (giving effect of the 1.5:1 stock dividend).

On August 19, 2013, the Company issued an equity grant of 363,640 (giving effect of the 1.5:1 stock dividend) shares of common stock to Mr. Jason Young, as inducement for Mr. Young to accept reappointment as Chief Executive Officer.  This grant was valued $701 thousand and was recorded within “Selling, general and administrative costs” on the Consolidated Statement of Operations.

In the first quarter of fiscal 2014, the Company terminated the vesting provisions on restricted stock from a former executive totaling $77 thousand and received payment of $195 thousand from this executive for the buyout of vesting provision on restricted stock.

The Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s common stock on October 9, 2013.  The stock repurchase program does not obligate ARC to acquire any particular amount of stock.  It also does not have an expiration date and may be limited or terminated at any time without notice.  On December 26, 2013, ARC repurchased 8,401 shares as treasury stock for a total of $93 thousand and accounted for these shares using the cost method.  The shares held as treasury stock did not receive the 1.5:1 stock dividend.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period. As of June 30, 2015 and 2014, the Company had no outstanding dilutive securities. In connection with the acquisitions of ATC and Kecy, the Company issued a total of 406,238 shares, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations.  To the extent the escrow has not been drawn upon, the escrow shares will be replaced by cash and paid to the seller.  As these shares are not expected to be released, these shares have been excluded from the basic and diluted share computations.

NOTE 11 — Related Party Transactions

Quadrant Management Inc. and Everest Hill Group, Inc. (formerly known as Brean Murray Carret Group, Inc.)

ARC, Everest Hill Group, QMI, and QMT are under common control.  Prior to the ARC acquisition of QMT and AFT, QMI, through Everest Hill Group, owned 74.0% of the membership interests of QMT.  As a result of the ARC acquisition of QMT and AFT, Everest Hill Group became the controlling shareholder of ARC.  Specifically, Everest Hill Group controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 48.8% of the shares of ARC.

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

Fees earned by QMI for the years ended June 30, 2015 and 2014, were approximately $0 and $835 thousand, respectively.

McLarty Capital Partners SBIC, L.P.

On November 10, 2014, the Company and its subsidiaries Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, entered into a subordinated term loan credit agreement, together with McLarty Capital Partners SBIC, L.P., (“McLarty”) as administrative agent, and other lenders from time to time party thereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million.  McLarty is indirectly a related party to one of the officers and directors of the Company and therefore the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

Brean Capital, LLC

On April 8, 2015, the Company sold 3,450,000 shares of its common stock in a registered public offering at a price of $5.00 per share, including 450,000 shares sold pursuant to a fully-exercised option to purchase additional shares granted to the underwriters by the Company.  The Company received net proceeds from the offering of approximately $15.5 million after underwriting discounts, commissions, fees, and expenses.  The Company’s major stockholder, Everest Hill Group, also owns a minority interest in Brean Capital, LLC (“Brean Capital”) an underwriter for the offering.  Brean Capital does not own any common stock of the Company.  The offering was be made in compliance with the applicable provisions of FINRA Rule 5121 whereby Imperial Capital, LLC (“Imperial Capital”) acted as the qualified independent underwriter for the offering.  In that role, Imperial Capital participated in the preparation of the prospectus and the registration statement of which the prospectus formed a part and exercised its usual standards of due diligence with respect thereto.

NOTE 12 — Benefit Plans

401(k) Plan

The Company sponsors 401(k) plans and matches employee contributions as determined by resolution of the Board on an annual basis.  The employer contribution criterion currently varies by operating entity.  The amount charged to expense under the Plan was $395 and $335 thousand for years ended June 30, 2015 and 2014, respectively.

NOTE 13 — Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through June 25, 2024, and contain various renewal options.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through June 30, 2024.  The capital leases have interest rates ranging from 3.0% to 9.2%.

At June 30, 2015, future rental commitments under non-cancellable capital leases and operating leases were as follows (in thousands):

June 30,	Capital leases	Operating leases
2016	$956	$528
2017	932	461
2018	904	108
2019	904	98
2020	48	44
Thereafter	192	—
Total minimum lease payments	3,936	$1,239
Amount representing interest	(295)
Present value of total minimum lease payments	3,641
Current portion	(857)
Capital lease obligation, net of current portion	$2,784

As of June 30, 2015, the Company had $929 thousand in capital purchase obligations, and $4.3 million in escrow payment obligations, both payable in 2016.

Rent expense was $777 thousand and $479 thousand for the years ended June 30, 2015 and 2014, respectively.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 14 — Segment Information

Information regarding segments is presented in accordance with ASC 280, Segment Reporting.  Based on the criteria outlined in this guidance, the Company’s operations are classified into four reportable business segments:  Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.

•                  The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, precision metal stamping, and the hermetic sealing of certain components.  Industries served include medical and dental devices, firearms and defense, automotive, aerospace, consumer durables, and electronic devices.

•                  The 3DMT Group was established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating the “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our legacy tooling product line, 3DMT (our 3D printing and additive manufacturing operations), and ATC, which was acquired in April 2014.

•                  The Flange and Fittings Group consists of GF&F.  GF&F provides custom machining solutions and special flange facings.

•                  The Wireless Group focuses on wireless broadband technology related to propagation and optimization.  It designs and develops hardware, including antennas, radios, and related accessories, used in broadband, industrial and other wireless networks. Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers and other original equipment manufacturers.

Summarized segment information for the Company’s four segments for years ended June 30, 2015 and 2014 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014
Sales:
Precision components group	$87,163	$67,826
3DMT group	17,479	6,922
Flanges and fittings group	5,872	5,492
Wireless group	1,991	2,686
Consolidated sales	$112,505	$82,926

Operating costs:
Precision components group	$76,262	$55,999
3DMT group	19,082	6,819
Flanges and fittings group	5,222	5,027
Wireless group	2,021	2,135
Consolidated operating costs	$102,587	$69,980

Segment operating income:
Precision components group	$10,901	$11,827
3DMT group	(1,603)	103
Flanges and fittings group	650	465
Wireless group	(30)	551
Corporate expense (1)	(3,829)	(4,980)
Total segment operating income	$6,089	$7,966

Interest expense, net	(4,848)	(1,399)
Other income, net	266	588
Non-operating expense	(4,582)	(811)
Consolidated income before income tax expense and non-controlling interest	$1,507	$7,155

(1)         Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of director’s fees.

	Fiscal year ended June 30,
	2015	2014
Capital expenditures:
Precision components group	$4,459	$4,591
3DMT group	327	5,354
Flanges and fittings group	24	11
Wireless group	—	10
Consolidated capital expenditures	$4,810	$9,966

Depreciation and amortization expense:
Precision components group	$6,038	$3,494
3DMT group	3,260	707
Flanges and fittings group	87	101
Wireless group	74	83
Consolidated depreciation and amortization expense	$9,459	$4,385

	As of June 30,
	2015	2014
Total assets:
Precision components group	$78,675	$91,045
3DMT group	21,567	29,826
Flanges and fittings group	1,528	3,650
Wireless group	963	1,515
Corporate	23,290	10,353
Consolidated total assets	$126,023	$136,389

Geographic information for the Company is as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014
Sales: (1)
U.S.	$100,757	$69,712
International	11,748	13,214
	$112,505	$82,926

(1) Sales are attributable to the country in which the product is manufactured or service is provided.

	As of June 30,
	2015	2014
Long-lived assets:
U.S.	$75,656	$82,861
International	9,399	9,589
	$85,055	$92,450

NOTE 15 — Significant Customers

The Company had sales to four significant customers for each of the years ended June 30, 2015 and 2014, which represented approximately 30.5%, and 40.0%, respectively, of the Company’s total sales.  The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.  The Company sells a majority of its products in the MIM business to medical/dental, firearm, consumer, and automotive industries.

	Percentage of Sales
Customer	2015	2014
1	9.5%	— %*
2	8.1%	12.5%
3	7.7%	13.9%
4	5.2%	— %*
5	— %*	7.2%
6	— %*	6.4%

*Customer represented less than 5% of sales for the years presented.

For the years ended June 30, 2015 and 2014, these customers represented approximately 25.6% and 23.7%, respectively, of the Company’s trade accounts receivable.

	Percentage of Receivables
Customer	2015	2014
1	7.0%	—%
2	9.0%	11.6%
3	4.8%	8.3%
4	4.8%	—%
5	—%	0.6%
6	—%	3.2%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015.  Based on this evaluation, and the identification of a material weakness in our control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ARC’s Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of June 30, 2015.  Based upon that evaluation, management identified the following material weaknesses as of June 30, 2015 in the Company’s internal control over financial reporting:

•                  The Company’s internal controls over financial reporting were not effective to ensure that the accounting for the taxation requirements resulting from operations in the British Virgin Islands were complete and accurate.  Specifically, the Company did not maintain effective controls over the review and analysis of the tax structure and applicable tax compliance regulations at a sufficient level of precision which resulted in an error.  This error, which accumulated over several years as the Company concluded that its wireless subsidiary was not eligible for favorable foreign tax treatment, resulted in an under accrual of approximately $0.3 million in liability for income taxes as of June 30, 2015.  The Company assessed the materiality of this item on previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any of the individual annual or interim periods.  The Company has corrected the accompanying Consolidated Financial Statements by recording the obligation in the year ended June 30, 2015.

•                  Insufficient Information Technology and Accounting Infrastructure.  Management did not maintain a sufficient complement of information technology personnel with appropriate systems knowledge, experience, and training, which resulted in inadequate segregation of duties, access to computer systems, documentation of policies and procedures, and system maintenance.  Management noted that the Company’s computer systems are often running on older versions of accounting software with limited functionality that hindered our ability to automate controls.  Additionally, at certain of our manufacturing facilities there are a relatively small number of professionals employed by our Company in bookkeeping and accounting functions, which has resulted in instances of inadequate segregation of duties within our internal control systems.  The insufficient information technology and accounting infrastructure resulted in deficiencies in the design and operating effectiveness over financial reporting that are considered a material weakness because they could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews at a level of precision necessary to identify a material error.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which was filed with the Securities and Exchange Commission on November 12, 2014, we concluded that, as of June 30, 2014 a material weakness in our internal control over financial reporting existed as we did not have a sufficient complement of personnel with appropriate accounting knowledge and training in the application of U.S. GAAP, and that our growth and the challenges of being a public company outpaced the development of our accounting infrastructure and processes.  We continue to build the necessary infrastructure to operate efficiently as a public company.

During fiscal year 2015, we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•                  we evaluated the technical competencies of our staff, and as a result, added more experienced accounting staff in fiscal year 2015 with appropriate expertise to address technical accounting issues.  Additionally, we have utilized contractors and consultants, as necessary, to ensure that we have a sufficient complement of personnel with the appropriate accounting knowledge and training;

•                  we have evaluated our critical accounting policies and ensured they were documented, reviewed, and circulated to appropriate company personnel.  We will continue to review and update the documentation of these accounting policies;

•                  we provided training to accounting personnel to enable them to remain current with accounting rules, regulations, and trends; and

•                  we enhanced our monthly process to review financial statement fluctuations in order to identify new and/or unusual transactions.

To address the material weakness associated with the Company’s income tax obligation, planned actions in fiscal year 2016 include:

•                  document the processes and procedures to evaluate the tax status of the Company’s foreign subsidiaries;

•                  assess the U.S. and foreign tax requirements for the Company’s foreign subsidiaries to ensure its obligations are being properly recorded and reported.

To address the material weaknesses associated with the Company’s information technology infrastructure, planned actions in fiscal year 2016 include:

•                  implement a new enterprise resource planning system at ATC;

•                  upgrade to the latest version of the enterprise resource planning system used at AFT;

•                  evaluation of our information technology policies and procedures to ensure that they are documented, reviewed, and circulated to appropriate Company personnel;

•                  review of access and change management processes and implementation of any necessary controls;

•                  evaluation of segregation of duties and implementation of any necessary controls;

•                  evaluation of manual controls and policies to ensure that they are documented, reviewed, and operating at a sufficient level of precision to compensate for the automated controls which are lacking; and

•                  evaluation of our current information technology staff, staffing levels, and associated technical expertise.

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

Management believes the measures described above and other procedures that will be implemented will largely remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.  However, the implementation of certain mitigating processes and procedures, particularly at the Company’s smaller reporting entities, will be dependent on certain factors, including, but not limited to, financial performance, and as such, the timing and effectiveness cannot be accurately forecasted at present time.  Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures.  As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

(b)                                 Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our existing internal control structure over financial reporting during the three months ended June 30, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions “Information Regarding the Board of Directors and Executive Officers,” and “Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2015 (2015 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Outstanding Equity Awards at Fiscal Year-End,” and “Grants of Plan-Based Awards” in the 2015 Proxy Statement and is incorporated herein by reference.  Additional information required by this Item is set forth under the caption “Equity Compensation Plan Table” in Item 5, above, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Transactions with Management and Principal Shareholders” and “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                     Documents filed as part of this annual report on Form 10-K:

(1)                     Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm. See the Index to Financial Statements and Financial Statement Schedules set forth in Part II, Item 8 of this report.

(2)                     Financial Statement Schedules

“Schedule II - Valuation and Qualifying Accounts” is included in the financial statements, see Accounts Receivable and Allowance for Doubtful Accounts in Note 2, “Summary of Significant Accounting Policies”  and income tax valuation allowance in Note 9, “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

10.46

Second Amendment, dated as of May 11, 2015, to the Amended & Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014.

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

(1)         Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.

(2)         Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.

(3)         Incorporated by reference from the Company’s Annual Report on Form 10-K filed on October 4, 2013.

(4)         Incorporated by reference from the Company’s Form 8-K filed on April 11, 2014.

(5)         Exhibit 10.29, the Purchase Agreement among Precision Castparts Corp., Thixoforming LLC and Advanced Forming Technology, Inc., dated April 7, 2014 (originally filed with certain redactions as an exhibit to the Company’s Form 8-K on April 11, 2014).

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

ARC Group Worldwide, Inc.

Date: September 25, 2015	By:	/s/ Jason T. Young
Jason T. Young, Chief Executive Officer, Director
(Principal Executive Officer)

Date: September 25, 2015	By:	/s/ Drew M. Kelley
Drew M. Kelley, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

September 25, 2015	/s/ Jason T. Young
Jason T. Young, Chairman

September 25, 2015	/s/ Drew M. Kelley
Drew M. Kelley, Director

September 25, 2015	/s/ Todd A. Grimm
Todd A. Grimm, Director

September 25, 2015	/s/ Gregory D. Wallis
Gregory D. Wallis, Director

September 25, 2015	/s/ Eddie W. Neely
Eddie W. Neely, Director