Form 10-Q
period 2015-09-27
ARC Group Worldwide, Inc.
filed 2015-11-05
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

As of November 2, 2015, the Registrant had 19,029,297 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended
	September 27, 2015	September 28, 2014
Sales	$24,489	$28,698
Cost of sales	20,005	21,715
Gross profit	4,484	6,983
Selling, general and administrative	4,213	5,499
Merger expense	—	176
Income from operations	271	1,308
Other income (expense), net	3	(2)
Interest expense, net	(1,141)	(921)
(Loss) income before income taxes	(867)	385
Income tax benefit (expense)	426	(153)
Net (loss) income	(441)	232
Less: Net income attributable to non-controlling interest	(29)	(56)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(470)	$176

Net (loss) income per common share:
Basic and diluted (loss) income per share	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic and diluted	18,123,883	14,673,205

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	September 27, 2015	June 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$4,146	$4,821
Accounts receivable, net	14,406	15,385
Inventories, net	16,982	16,386
Deferred tax assets	637	672
Prepaid and other current assets	3,263	2,330
Total current assets	39,434	39,594
Property and equipment, net	42,925	43,813
Goodwill	14,801	14,801
Intangible assets, net	25,597	26,441
Other	1,346	1,374
Total assets	$124,103	$126,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,350	$7,338
Accrued expenses	2,149	3,026
Deferred revenue	847	991
Bank borrowings, current portion of long-term debt	6,348	5,995
Capital lease obligations, current portion	882	857
Accrued escrow obligation	4,291	4,291
Total current liabilities	22,867	22,498
Long-term debt, net of current portion	50,207	51,971
Deferred taxes	2,217	2,029
Capital lease obligations, net of current portion	2,670	2,784
Total liabilities	77,961	79,282

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 19,037,698 shares issued and 19,029,297 shares issued and outstanding at September 27, 2015, and 18,538,522 shares issued and 18,530,121 shares issued and outstanding at June 30, 2015	5	5
Treasury stock, at cost; 8,401 shares at September 27, 2015 and June 30, 2015	(94)	(94)
Additional paid-in capital	29,658	29,751
Retained earnings	15,461	15,931
Accumulated other comprehensive loss	(21)	(58)
ARC Group Worldwide, Inc. total stockholder equity	45,009	45,535
Non-controlling interest	1,133	1,206
Total stockholders’ equity	46,142	46,741
Total liabilities and stockholders’ equity	$124,103	$126,023

See accompanying notes to the unaudited condensed consolidated financial statements

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net (loss) income	$(441)	$232
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,362	2,311
Bad debt expense and other	5	29
Deferred income taxes	150	23
Changes in working capital:
Accounts receivable	974	(277)
Inventory	(596)	(1,068)
Prepaid expenses and other assets	(815)	(600)
Accounts payable	962	(2,474)
Other accrued expenses	(950)	(558)
Deferred revenue	(145)	(164)
Net cash provided by (used in) operating activities	1,506	(2,546)

Cash flows from investing activities:
Purchase of plant and equipment	(629)	(2,457)
Net cash used in investing activities	(629)	(2,457)

Cash flows from financing activities:
Proceeds from debt issuance	—	3,500
Repayments of long-term debt and capital lease obligations	(1,589)	(569)
Net cash (used in) provided by financing activities	(1,589)	2,931
Effect of exchange rates on cash	37	—
Net decrease in cash	(675)	(2,072)
Cash, beginning of period	4,821	9,384
Cash, end of period	$4,146	$7,312
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,050	$843
Cash paid for income taxes	$123	$25

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — General Information

Organization and Nature of Business

ARC Group Worldwide, Inc. (referred to herein as the “Company” or “ARC”) was organized under the laws of the State of Utah on September 30, 1987.

On August 8, 2012, ARC completed the acquisition of Quadrant Metals Technology, LLC (referred to herein as “QMT” or “the Predecessor”) and Advanced Forming Technology (“AFT”).  QMT was formed in March 2011, to function as a holding company for a group of diversified manufacturing and distribution companies.  Upon formation, QMT acquired controlling interests in TeknaSeal LLC (“TeknaSeal”) as of May 1, 2011 and in FloMet LLC (“FloMet”) as of June 30, 2011.  In addition, QMT acquired General Flange & Forge (“GF&F”) as of April 18, 2011 and has held controlling interests in GF&F since that date.  While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

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

Cash

The Company places its cash with high-credit-quality financial institutions and does not believe it is exposed to any significant credit risk on cash.  However, cash in the bank may, at times, exceed FDIC insurable limits.

Cash is held in financial institutions outside the United States to support existing operations and planned growth totaled $1.0 million and $1.5 million as of September 27, 2015 and June 30, 2015, respectively.  The Company’s Hungarian subsidiary, where these funds are held, is taxed in a similar manner to its domestic subsidiaries.  Thus, the Company would not incur a tax obligation should it decide to repatriate these funds.

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

Goodwill, Intangibles, and Other Long-lived Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  The qualitative assessment includes comparing the overall financial performance of the reporting units against historical financial results.  Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, and other relevant entity- and reporting unit-specific events.  If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed.  Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis.  The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.  There were no impairments of goodwill during the quarters ended September 27, 2015 or September 28, 2014.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value.  There were no impairments of long-lived assets during the quarters ended September 27, 2015 or September 28, 2014.

Escrow Payable

On April 7, 2014, the Company acquired the member interests of Advance Tooling Concepts (“ATC”) for approximately $24.3 million, of which: (i) $21.9 million was paid in cash; and (ii) $2.4 million, consisting of 233,788 newly issued shares of the Company, was to be held in escrow for a period of 12 months (referred to herein as the “ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of a working capital adjustment.  The common stock issued for purposes of the ATC Escrow was deemed to be mandatorily redeemable and the Company therefore recorded $1.7 million as a current liability in the accompanying balance sheet as of September 27, 2015.  Subsequent to the period covered by this report, the Company entered into an agreement to settle and terminate the ATC Escrow in cash pursuant to which the ATC Escrow shares will be returned to the Company and placed into treasury.

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding (referred to herein as the “Kecy “) for approximately $26.8 million, of which: (i) $24.2 million was paid in cash; and (ii) $2.6 million, consisting of 172,450 newly issued shares of the Company was placed into escrow for a period of 18 months (referred to herein as the “Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  The Company has determined the common stock issued is mandatorily redeemable and has therefore recorded $2.6 million as a current liability in the accompanying balance sheet as of September 27, 2015.  In August 2015 and in connection with the change in the Company’s stock price since the date of inception of the escrow, the Company issued 499,176 additional shares for security of the escrow. Subsequent to the period covered by this report, the Company has initiated procedures to settle and terminate the Kecy Escrow.

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

Research and Development Costs

Research and development costs are expensed as incurred.  The majority of these expenditures consist of salaries for engineering and manufacturing personnel, and outside services.  For the quarters ended September 27, 2015 and September 28 2014, the Company incurred $60 thousand and $360 thousand, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statements of operations.

Non-Controlling Interest

In connection with the acquisitions of FloMet and TeknaSeal, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries’ boards of directors.  Effective July 1, 2015, the Company purchased approximately 1.9% of the outstanding non-controlling shares of Tekna Seal.  At September 27, 2015, third party investors owned approximately 3.8% of the outstanding shares of FloMet and approximately 4.3% of the outstanding shares of TeknaSeal.  At September 28, 2014, third party investors owned approximately 3.8% of the outstanding shares of FloMet and approximately 6.2% of the outstanding shares of Tekna Seal.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries as of September 27, 2015 and June 30, 2015, and the results of operations of these subsidiaries since the dates of acquisitions.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity.

Comprehensive Income

For each of the quarters ended September 27, 2015 and September 28, 2014, there were no material differences between net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements.  Updates to the ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.  The Company is currently evaluating the impact, if any, of its pending adoption of ASU 2014-09 on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Customers Accounting for Fees Paid in a Cloud Computing Arrangement.  The standard amends internal use software guidance to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license.  It also eliminates the requirement to analogize to the lease guidance when determining the asset acquired in a software licensing arrangement.  The standard may be applied retrospectively or prospectively and is effective for the Company beginning on January 1, 2016.  Early adoption is permitted.  The Company is evaluating the impact, if any, of adopting this standard on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  This ASU applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost.  Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation.  This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period.  The Company is evaluating the impact, if any, of adopting this standard on its consolidated financial statements.

NOTE 3 - Fair Value Measurements

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

There were no transfers of assets or liabilities between levels in the valuation hierarchy during the periods ended September 27, 2015 and June 30, 2015.

NOTE 4 — Inventory

Inventories consisted of the following (in thousands):

	September 27, 2015	June 30, 2015
Raw materials and supplies	$6,118	$5,723
Work-in-process	6,802	7,335
Finished goods	4,825	4,224
	17,745	17,282
Less: Reserve for obsolescence	(763)	(896)
	$16,982	$16,386

NOTE 5 — Plant and Equipment

Plant and equipment consisted of the following (in thousands):

	Depreciable Life (in years)	September 27, 2015	June 30, 2015
Land	—	$1,264	$1,264
Building and improvements	7 - 40	18,822	18,811
Machinery and equipment	3 - 12	41,552	39,422
Office furniture and equipment	3 - 10	741	931
Construction-in-process	—	557	1,934
		62,936	62,362
Less: Accumulated depreciation		(20,011)	(18,549)
		$42,925	$43,813

Depreciation expense totaled $1.5 million and $1.4 million in the three month periods ended September 27, 2015 and September 28, 2014, respectively.

NOTE 6 —Intangible Assets

The following table summarizes the Company’s intangible assets as follows (in thousands):

	As of September 27, 2015			As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents and tradenames	$3,773	$(587)	$3,186	$3,773	$(527)	$3,246
Customer relationships	24,077	(4,215)	19,862	24,077	(3,613)	20,464
Non-compete agreements and other	3,642	(1,093)	2,549	3,642	(911)	2,731
Total	$31,492	$(5,895)	$25,597	$31,492	$(5,051)	$26,441

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $844 thousand and $842 thousand for identifiable intangible assets for the three months ended September 27, 2015 and September 28, 2014, respectively.  Patents and tradenames, customer relationships, and non-compete agreements and other are amortized over their weighted average useful life of approximately 13.5 years, 10.8 years, and 5.0 years, respectively.  Estimated future amortization expense for the next five years as of September 27, 2015, is as follows (in thousands):

Fiscal Years	Amount
2016 (1)	$2,531
2017	3,375
2018	3,375
2019	3,191
2020	2,643
Thereafter	10,482
Total	$25,597

(1)         Represents estimated amortization for the nine month period ended June 30, 2016.

NOTE 7 — Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	(in thousands)
	September 27, 2015	June 30, 2015
Senior secured revolving commitment	$7,560	$7,560
Senior secured term loan	21,799	22,924
Senior secured delayed draw term loan	7,196	7,482
Subordinated term loan	20,000	20,000
Total debt	56,555	57,966
Less: Senior secured term loan, current portion	(5,063)	(4,781)
Less: Senior secured delayed draw term loan, current portion	(1,285)	(1,214)
Non-current portion	$50,207	$51,971

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

Borrowings under the Credit Facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to: (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizen’s own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to: (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be: (i) 3.00% with respect to Base Rate Loans; and (ii) 4.00% with respect to Eurodollar Rate Loans, in each case until December 31, 2014, and thereafter the Applicable Rate will be adjusted quarterly responsive to the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans, and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the Credit Facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the Administrative Agent and the Lenders. At September 27, 2015, the interest rate on borrowings under the Credit Agreement is approximately 4.2%.

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

The following schedule represents the Company’s future debt payments as of September 27, 2015 (in thousands):

2016 (1)	$4,584
2017	7,406
2018	8,463
2019 (2)	16,102
2020	20,000
Total	$56,555

(1)         Represents long-term debt principal payments for the nine month period ending June 30, 2016.

(2)         Amount includes $7.6 million for the senior secured revolving commitment.

NOTE 8 - Income Taxes

The effective tax benefit rate for the three months ended September 27, 2015 was 49.1% and the effective tax expense rate for the three months ended September 28, 2014 was 39.7%.  The Company’s effective tax rate could fluctuate significantly on a quarterly basis due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

At September 27, 2015 and June 30, 2015, the deferred tax asset current portion was approximately $0.6 million and $0.7 million, respectively.  At September 27, 2015 and June 30, 2015, the deferred tax liability non-current portion was $2.2 million and $2.0 million, respectively, which includes $0.9 million and $0.9 million, respectively related to uncertain tax positions.  At September 27, 2015 and June 30, 2015, the income tax receivable was $1.0 million and $0.6 million, respectively, which was recorded in other current assets.

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

NOTE 9 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 905,414 shares, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations.  As these escrow shares will be returned to the

Company, the escrow shares have been excluded from the basic and diluted share computations.  As of September 27, 2015 and September 28, 2014, the Company had no outstanding stock equity awards, therefore there was no computation of dilutive securities.

NOTE 10 — Related Party Transactions

Quadrant Management Inc. and Everest Hill Group, Inc.

ARC, Everest Hill Group, QMI, and QMT are under common control.  Prior to the ARC acquisition of QMT and AFT, QMI, through Everest Hill Group, owned 74.0% of the membership interests of QMT.  As a result of the ARC acquisition of QMT and AFT, Everest Hill Group became the controlling shareholder of ARC.  Specifically, Everest Hill Group controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 47.5% of the shares of ARC.

NOTE 11 — Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through August 31, 2019, which contain various renewal options.  The Company also leases equipment under non-cancellable capital lease agreements expiring through June 30, 2024.  The capital leases have interest rates ranging from 3.0% to 9.2%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

NOTE 12 — Segment Information

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

•                  The Wireless Group focuses on wireless broadband technology related to propagation and optimization.  It designs and develops hardware, including antennas, radios, and related accessories, used in broadband, industrial, and other wireless networks.  Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value added resellers, and other original equipment manufacturers.

Summarized segment information for the Company’s four segments for three month periods ended September 27, 2015 and September 28, 2014 is as follows:

	Three months ended,
	September 27, 2015	September 28, 2014
Sales:
Precision Components Group	$17,927	$21,800
3DMT Group	5,056	4,682
Flanges and Fittings Group	1,172	1,527
Wireless Group	334	689
Consolidated sales	$24,489	$28,698

Operating costs:
Precision Components Group	16,945	18,903
3DMT Group	5,209	5,039
Flanges and Fittings Group	968	1,324
Wireless Group	288	676
Consolidated operating costs	$23,410	$25,942

Segment operating income (loss):
Precision Components Group	982	2,897
3DMT Group	(153)	(357)
Flanges and Fittings Group	204	203
Wireless Group	46	13
Corporate expense (1)	(808)	(1,448)
Total segment operating income	$271	$1,308

Interest expense, net	(1,141)	(921)
Other non-operating income (expense)	3	(2)
Non-operating income (expense)	(1,138)	(923)
Consolidated (loss) income before income tax expense and non-controlling interest	$(867)	$385

(1)         Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of director’s fees.

	Three months ended,
	September 27, 2015	September 28, 2014
Capital expenditures:
Precision Components Group	$407	$2,340
3DMT Group	222	117
Flanges and Fittings Group	—	—
Wireless Group	—	—
Consolidated capital expenditures	$629	$2,457

Depreciation and amortization expense:
Precision Components Group	$1,553	$1,440
3DMT Group	780	831
Flanges and Fittings Group	20	22
Wireless Group	5	18
Corporate	4	—
Consolidated depreciation and amortization expense	$2,362	$2,311

	As of
	September 27, 2015	June 30, 2015
Total assets:
Precision Components Group	$75,864	$78,675
3DMT Group	21,626	21,567
Flanges and Fittings Group	1,486	1,528
Wireless Group	1,136	963
Corporate	23,991	23,290
Consolidated total assets	$124,103	$126,023

Geographic information for the Company is as follows (in thousands):

	Three Months Ended,
	September 27, 2015	September 28, 2014
Sales: (1)
U.S.	$22,792	$25,705
International	1,697	2,993
	$24,489	$28,698

(1) Sales are attributable to the country in which the product is manufactured or service is provided.

	As of
	September 27, 2015	June 30, 2015
Long-lived assets:
U.S.	$73,952	$75,656
International	9,371	9,399
	$83,323	$85,055

NOTE 13 — Significant Customers

The Company had sales to five significant customers for the three month period ended September 27, 2015 and three significant customers for the three month periods ended September 28, 2014, which represented approximately 39.4%, and 25.3%, respectively, of the Company’s total sales.  The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

	Percentage of Sales
Customer	September 27, 2015	September 28, 2014
1	9.6%	8.9%
2	9.1%	8.8%
3	8.0%	7.6%
4	7.4%	* %
5	5.3%	* %

*Customer represented less than 5% of sales for the periods presented.

For the quarters ended September 27, 2015 and September 28, 2014 these customers represented 28.8% and 23.2%, respectively, of the Company trade account receivables.

	Percentage of Receivables
Customer	September 27, 2015	June 30, 2015
1	** %	7.0%
2	9.5%	9.0%
3	8.1%	** %
4	5.7%	6.2%
5	5.5%	** %

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

Overview

We are a global advanced manufacturer offering a full suite of products and services to our customers, including metal injection molding, 3D printing (also referred to as “Additive Manufacturing” or “AM”), precision stamping, traditional and clean room plastic injection molding, and advanced rapid tooling.  Through our product offering we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

Our mission is to accelerate the adoption of key technologies, such as automation, robotics, software, and 3D printing, in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  Further, we seek to create innovative ways to streamline and improve the overall manufacturing process, including offering rapid quoting, in-house rapid and advanced conformal tooling, and a full suite of prototype-to production capabilities.

The two key pillars of our business strategy are centered on the following areas:

•                  Holistic Manufacturing Solution.  The metal and plastic fabrication industries are fragmented with numerous single-solution providers.  Given the inefficiencies associated with working with these disjointed groups, many manufacturers seek to improve their supplier base by working with more scaled, holistic providers.  Our strategy is to facilitate the consolidation and streamlining of global supply chains by offering a holistic solution to our customer’s manufacturing needs.  In particular, ARC provides a “one-stop shop” solution to our customers by offering a spectrum of highly advanced products, processes, and services across a variety of proprietary base materials, thereby delivering highly-engineered precision components at efficient production yields.

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

Our overall enterprise growth strategy is centered on: (i) driving organic growth through the expansion and cross-selling of our core services to our existing customer base; (ii) accelerating the adoption of our technology by new customers in traditional manufacturing markets; (iii) expanding our holistic service offerings through strategic vertical and horizontal acquisitions; and (iv) improving financial and operational results from the implementation of operational best practices.  Accordingly, all of our business divisions are managed consistent with this strategy in order to drive organic sales growth, operational efficiencies, and improve quality, speed, and service to our customers.

Our Company’s key fundamental strengths are built upon core capabilities, including:

•                  Metal Injection Molding.  We are a large and well-respected MIM provider.  As a pioneer of MIM technology, and driven by our material science understanding, powder metallurgy experience, and established global facilities, we are one of the most advanced MIM operators in the marketplace.  ARC provides high-quality, complex, precision, net-shape metal components to market-leading companies in numerous sectors, including the medical and dental, firearms and defense, automotive, aerospace, consumer durable, and electronic devices industries.  Further, our process is highly automated, utilizing advanced robotics and automation to ensure high levels of quality and efficiency.

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

•                  Wireless.  Our wireless business designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks.  Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value-added resellers, and other original equipment manufacturers (“OEM”).  Further, we believe there is an opportunity to increase utilization of our antenna technology to wirelessly connect the manufacturing floor and industrial products/applications, as the world moves to a more wireless based framework.

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

•                  The 3DMT Group was established in the second quarter of fiscal year 2014 to meet customer needs of reducing costs and accelerating “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our legacy tooling product line, 3D Material Technologies (our Additive Manufacturing operations), and Advance Tooling Concepts, LLC.

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

Results of Operations for the three months ended September 27, 2015 compared to the three months ended September 28, 2014

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales:

	Three Months Ended
	September 27, 2015		September 28, 2014
	Amount	Percent of sales	Amount	Percent of sales
Sales	$24,489	100.0%	$28,698	100.0%
Cost of sales	20,005	81.7	21,715	75.7
Gross profit	4,484	18.3	6,983	24.3
Selling, general and administrative	4,213	17.2	5,499	19.2
Merger expense	—	—	176	0.6
Income from operations	271	1.1	1,308	4.5
Other income (expense), net	3	—	(2)	—
Interest expense, net	(1,141)	(4.6)	(921)	(3.2)
(Loss) income before income taxes	(867)	(3.5)	385	1.3
Income tax benefit (expense)	426	1.7	(153)	(0.5)
Net (loss) income	$(441)	(1.8)%	$232	0.8%

Sales

Sales during the three month period ended September 27, 2015 totaled $24.5 million, representing a decrease of $4.2 million, or 14.6%, from $28.7 million during the three month period ended September 28, 2014.  The change in sales by reportable segment was as follows:

•                  Precision Components Group sales were $17.9 million during the three month period ended September 27, 2015, representing a decrease of approximately $3.9 million, or 17.9%, as compared with sales of $21.8 million in the prior year period.  The decrease in sales was primarily due to lower MIM sales of $3.1 million, generally the result of: (i) a decline in sales to our European automotive customers; (ii) delayed product launches by certain U.S. customers; and (iii) attrition related to certain medical and consumer products customers.  Metal stamping sales decreased $0.7 million primarily due to lower prices for steel and scrap.

•                  3DMT Group sales were $5.1 million during the three month period ended September 27, 2015, representing an increase of approximately $0.4 million, or 8.5%, as compared with sales of $4.7 million in the prior year period.

•                  Flanges and Fitting Group sales were $1.2 million during the three month period ended September 27, 2015, representing a decrease of approximately $0.3 million, or 20.0%, as compared with sales of $1.5 million in the prior year period.  The decrease was primarily due to lower sales to customers in the oil and gas industry.

•                  Wireless Group sales were $0.3 million during the three month period ended September 27, 2015 representing a decrease of approximately $0.4 million, or 57.1%, as compared with sales of $0.7 million in the prior year period.  The decrease was primarily due to increased competition in the frequency space in which our products are used.

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

On a consolidated basis gross profit was $4.5 million during the three month period ended September 27, 2015, representing a decrease of approximately $2.5 million, or 35.8%, as compared with gross profit of $7.0 million in the prior year period.  Gross margin decreased to 18.3% in the three month period ended September 27, 2015, compared with 24.3% in the three month period ended September 28, 2014.  The primary reason for the decrease in gross profit was lower sales in our Precision Component Group segment as a result of decreased factory utilization and lower scrap metal prices.  Gross profit by reportable segment was as follows:

•                  Precision Components Group gross profit was $3.1 million during the three month period ended September 27, 2015, representing a decrease of approximately $2.4 million, or 43.6%, as compared with gross profit of $5.5 million in the prior year period.  Gross margin decreased to 17.2% in the three month period ended September 27, 2015, compared with 25.3% in the three month period ended September 28, 2014.  The primary reason for the decreases in gross profit and gross margin were due to lower production volume and decreased factory utilization at our MIM facilities, as well as lower scrap metal prices at our metal stamping facilities.

•                  3DMT Group gross profit was $0.9 million during the three month period ended September 27, 2015, which was comparable to the prior year period.  Gross margin decreased to 17.8% in the three month period ended September 27, 2015, compared with 18.9 % in the three month period ended September 28, 2014.  The primary reason for the decrease in gross margin was lower margins on molding and tooling sales at ATC due to higher material costs, labor costs, and contracting costs as we are building more complex products.

•                  Flanges and Fitting Group gross profit was $0.4 million during the three month period ended September 27, 2015, which was comparable to the gross profit of $0.4 million in the prior year period.  Gross margin increased to 33.4% in the three month period ended September 27, 2015, compared with 26.7% in the three month period ended September 28, 2014.  The primary reason for the increase in gross margin was due to lower cost of materials from certain non-recurring refunds of duties.

•                  Wireless Group gross profit was $0.1 million during the three month period ended September 27, 2015, as compared with gross profit of $0.2 million in the prior year period.  Gross margin increased to 31.6% in the three month period ended September 27, 2015, compared with 24.9% in the three month period ended September 28, 2014.  The primary reason for the decrease in gross profit was lower sales.  The primary reason for the increase in gross margin was due to a charge in the prior year for obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expense, or SG&A, totaled $4.2 million, or 17.2% of sales, during the three month period ended September 27, 2015, compared with $5.5 million, or 19.2% of sales during the three month period ended September 28, 2014.  The decrease in SG&A expense during the three month period ended September 27, 2015 was primarily due to lower professional fees of $0.5 million and lower compensation related costs of $0.4 million.

Interest Expense, Net

Interest expense, net was $1.1 million during the three month period ended September 27, 2015, compared to $0.9 million during three month period ended September 28, 2014.  The increase in expense was primarily the result of a higher weighted cost of debt, the result of entering into our $20.0 million Subordinated Loan Agreement in November 2014.  This increase was partially offset by less debt outstanding, the result of: (i) prepaying a portion of the principal outstanding under our Senior Credit Facility with approximately $15.5 million in proceeds from sale of shares of ARC common stock in April 2015; and (ii) net principal payments totaling approximately $5.1 million over the period from July 2014 through September 2015.

Income Taxes Benefit (Expense)

Income tax benefit was $0.4 million (49.1% effective benefit rate) for the three-month period ended September 27, 2015, compared to income tax expense of $0.2 million (39.7% effective expense rate) for the three-month period ended September 28, 2014.  The primary reason for the tax benefit in the period ended September 27, 2015 was the Company’s net loss.

Liquidity and Capital Resources

As of September 27, 2015, we had cash and cash equivalents of $4.1 million.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations for the next twelve months.

In summary, our cash flows were (in thousands):

	Three months ended
	September 27, 2015	September 28, 2014
Net cash provided by (used in) operating activities	$1,506	$(2,546)
Net cash used in investing activities	(629)	(2,457)
Net cash (used in) provided by financing activities	(1,589)	2,931

Operating Activities

Cash provided by operating activities was $1.5 million for three month period ended September 27, 2015 as compared to $2.5 million of cash used in operating activities in the three month period ended September 28, 2014.  The increase in cash provided by operating activities in the three month period ended September 27, 2015 was primarily attributable to increases in working capital, the largest of which were an increase in accounts payable of $3.4 million and a decrease in accounts receivable of $1.3 million, partially offset by lower net income of $0.7 million.

Investing Activities

Cash used in investing activities was $0.6 million in the three month period ended September 27, 2015 as compared to $2.5 million of cash used in the three month period ended September 28, 2014.  The decrease in cash used was primarily due to the completion of the expansion of our MIM production facilities in Colorado.

Financing Activities

Cash used in financing activities was $1.6 million for the three month period ended September 27, 2015, compared with cash provided by financing activities of $2.9 million for the three month ended September 28, 2014.  The decrease in cash provided by financing activities was generally due to the Company making principal payments on debt, while borrowing $3.5 million from our Senior Credit Facility in the prior year period.

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

Senior Credit Facility Financial Ratios.  The Company’s Senior Credit Facility contains financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  Pursuant to the Citizens Second Amendment, compliance by the Company with the Fixed Charge Coverage Ratio was waived for the fiscal quarter ended March 29, 2015 and scheduled principal payments on indebtedness for the fiscal quarters ending March 29, 2015 and June 30, 2105 are excluded from the fixed charge coverage calculation.  The Company may otherwise not have a Fixed Charge Coverage Ratio less than 1.25:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.  The summary calculations of the Company’s Senior Credit Facility Fixed Charge Coverage Ratio as of September 27, 2015 are as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$14,864
Less unfinanced portion of capital expenditures	(2,983)
Less expense for taxes paid in cash	(1,311)
Coverage Amount (a)	$10,570
Fixed Charges (b)	$7,483
Fixed Charge Coverage Ratio (a:b)	1.41:1.00

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

Period	Total Leverage Ratio
June 30, 2015 through September 26, 2015	4.75:1.00
September 27, 2015 through December 26, 2015	4.50:1.00
December 27, 2015 through June 29, 2016	4.25:1.00
June 30, 2016 through December 24, 2016	4.00:1.00
December 25, 2016 and thereafter	3.50:1.00

The summary calculation of the Company’s Senior Credit Facility Maximum Total Leverage Ratio as of September 27, 2015 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$60,107
Consolidated EBITDA (b)	$14,864
Maximum Total Leverage Ratio (a:b)	4.04:1.00

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

Period	Senior Leverage Ratio
June 30, 2015 through September 26, 2015	3.25:1.00
September 27, 2015 through December 26, 2015	3.00:1.00
December 27, 2015 through June 29, 2016	2.75:1.00
June 30, 2016 through December 24, 2016	2.50:1.00
December 25, 2016 and thereafter	2.25:1.00

The summary calculation of the Company’s Senior Credit Facility Maximum Senior Leverage Ratio as of September 27, 2015 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness	$60,107
Less aggregate amount of junior financing	(20,000)
Senior Leverage Amount (a)	$40,107
Consolidated EBITDA (b)	$14,864
Senior Leverage Ratio (a:b)	2.70:1.00

Subordinated Credit Facility Financial Ratios.  The Company’s Subordinated Credit Facility contains the following financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  The Company may not have a Fixed Charge Coverage Ratio less than 1.10:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP.   The summary calculation of the Company’s Subordinated Credit Facility Fixed Charge Coverage Ratio as of September 27, 2015 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$14,864
Less unfinanced portion of capital expenditures	(2,983)
Less expense for taxes paid in cash	(1,311)
Coverage Amount (a)	$10,570
Fixed Charges (b)	$7,483
Fixed Charge Coverage Ratio (a:b)	1.41:1.00

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

Period	Total Leverage Ratio
June 30, 2015 through September 29, 2015	5.00:1.00
September 30, 2015 through March 30, 2016	4.75:1.00
March 31, 2016 through September 29, 2016	4.50:1.00
September 30, 2016 and thereafter	4.00:1.00

The summary calculations of the Company’s Subordinated Credit Facility Total Leverage Ratio as of September 27, 2015 are as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$60,107
Consolidated EBITDA (b)	$14,864
Maximum Total Leverage Ratio (a:b)	4.04:1.00

Compliance with Financial Ratio Covenants

For the period ended September 27, 2015, the Company was in compliance with all financial ratio covenants.  On April 8, 2015, the Company sold to the public 3,450,000 shares of ARC common stock in a registered public offering at a price of $5.00 per share, including 450,000 shares sold pursuant to a fully-exercised option to purchase additional shares granted to the underwriters by the Company.  The Company received net proceeds from the offering of approximately $15.5 million after underwriting discounts, commissions, fees, and expenses.  The net proceeds were then used to prepay a portion of the principal outstanding under the Amended & Restated Credit Agreement.  On May 11, 2015, as a result of the prepayment, the Company, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders entered into the Citizens Second Amendment to the Amended and Restated Credit Agreement.  Under the terms of the Citizens Second Amendment, the Administrative agent and the lenders agreed to waive certain covenants in the Amended and Restated Credit Agreement with respect to which the Company was not in compliance and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2015.  Aside from the aforementioned items, there have been no other changes to the terms and conditions of the Amended & Restated Credit Agreement.

GAAP to Non-GAAP Reconciliation

Fixed Charges and Consolidated EBITDA used in our debt covenant calculations are non-GAAP financial measures.  We have provided this non-GAAP financial information to aid in better understanding of our financial ratios as used in our debt covenant calculation.  The methodology used is defined in our debt agreements.  Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.  The Company’s non-

GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with the Company’s consolidated financial statements prepared in accordance with GAAP.

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

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	September 27, 2015
Net loss (1)	$(674)
Plus: Interest expense, net (2)	5,068
Plus: Income taxes	929
Plus: Depreciation and amortization	9,521
Plus: Other non-recurring expenses (3)	20
Consolidated EBITDA (4)	$14,864

(1)         Prior to the Effective Date of the Amended & Restated Credit Agreement, the methodology used to calculate net income included a portion of income attributable to non-controlling interest.

(2)         Prior to the Effective Date of the Amended & Restated Credit Agreement, the methodology used to calculate interest expense included certain non-cash fees.

(3)         Other non-recurring expenses primarily consist of professional fees related to acquisitions and severance payments.

(4)         Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of September 27, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain.  Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Form 10-K for the fiscal year ended June 30, 2015.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, we have concluded that disclosure controls and procedures were not effective as of September 27, 2015 at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

Our management has identified deficiencies in our internal control over financial reporting that constitutes material weaknesses under standards established by the Public Company Accounting Oversight Board as of September 27, 2015.  Specifically, we did not maintain effective internal controls over the accounting for taxation from operations in the British Virgin Islands and our information technology and accounting infrastructure was inadequate which could result in the failure to perform timely and effective reviews at a precision necessary to identify a material error.

Changes in Internal Control over Financial Reporting

To address the material weakness associated with the Company’s income tax obligation, planned actions in fiscal year 2016 include:

•                  document the processes and procedures to evaluate the tax status of the Company’s foreign subsidiaries; and

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

Management believes the measures described above and other procedures that will be implemented will largely remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.  However, the implementation of certain mitigating processes and procedures, particularly at the Company’s smaller reporting entities, will be dependent on certain factors, including, but not limited to, financial performance.  As such, the timing and effectiveness of the remediation cannot be accurately forecasted at the present time.  Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures.  As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

ARC GROUP WORLDWIDE, INC.

Date: November 5, 2015	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date:November 5, 2015	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Principal Financial Officer and
Principal Accounting Officer