Form 10-Q
period 2015-12-27
ARC Group Worldwide, Inc.
filed 2016-02-09
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of January 29, 2016, the Registrant had  19,029,297 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the six months ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Sales	$25,028	$27,106	$49,517	$55,804
Cost of sales	20,407	20,719	40,412	42,434
Gross profit	4,621	6,387	9,105	13,370
Selling, general and administrative	4,312	4,919	8,525	10,418
Merger expense	—	11	—	187
Income from operations	309	1,457	580	2,765
Other income (expense), net	91	(9)	94	(11)
Interest expense, net	(1,126)	(1,213)	(2,267)	(2,134)
(Loss) income before income taxes	(726)	235	(1,593)	620
Income tax benefit (expense)	132	(237)	558	(390)
Net (loss) income	(594)	(2)	(1,035)	230
Less: Net income attributable to non-controlling interest	(35)	(58)	(64)	(114)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(629)	$(60)	$(1,099)	$116
Net (loss) income per common share:
Basic and diluted	$(0.03)	$—	$(0.06)	$0.01

Weighted average common shares outstanding:
Basic and diluted	18,123,883	14,673,205	18,123,883	14,673,205

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 27, 2015	June 30, 2015
ASSETS
Current assets:
Cash	$3,867	$4,821
Accounts receivable, net	14,214	15,385
Inventories, net	15,274	16,386
Deferred income tax assets	847	672
Prepaid expenses and other current assets	4,809	2,330
Total current assets	39,011	39,594
Property and equipment, net	42,035	43,813
Goodwill	14,801	14,801
Intangible assets, net	24,754	26,441
Other	1,160	1,374
Total assets	$121,761	$126,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,827	$7,338
Accrued expenses	2,407	3,026
Deferred revenue	949	991
Bank borrowings, current portion of long-term debt	6,700	5,995
Capital lease obligations, current portion	879	857
Accrued escrow obligations, current portion	2,842	4,291
Total current liabilities	20,604	22,498
Long-term debt, net of current portion	49,444	51,971
Deferred income tax liabilities	2,577	2,029
Capital lease obligations, net of current portion	2,369	2,784
Accrued escrow obligations, net of current portion	1,208	—
Other long-term liabilities	73	—
Total liabilities	76,275	79,282

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 19,037,698 shares issued and 19,029,297 shares issued and outstanding at December 27, 2015, and 18,538,522 shares issued and 18,530,121 shares issued and outstanding at June 30, 2015	5	5
Treasury stock, at cost; 8,401 shares at December 27, 2015 and June 30, 2015	(94)	(94)
Additional paid-in capital	29,631	29,751
Retained earnings	14,832	15,931
Accumulated other comprehensive loss	(56)	(58)
Total ARC Group Worldwide, Inc. stockholders' equity	44,318	45,535
Non-controlling interests	1,168	1,206
Total equity	45,486	46,741
Total liabilities and equity	$121,761	$126,023

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the six months ended
	December 27, 2015	December 28, 2014
Cash flows from operating activities:
Net (loss) income	$(1,035)	$230
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,750	4,666
Bad debt expense and other	69	(56)
Deferred income taxes	374	12
Changes in working capital:
Accounts receivable	1,157	(309)
Inventory	1,111	(1,200)
Prepaid expenses and other assets	(2,265)	(1,502)
Accounts payable	(560)	(2,944)
Accrued expenses	(960)	604
Deferred revenue	(43)	274
Net cash provided by (used in) operating activities	2,598	(225)

Cash flows from investing activities:
Purchases of property and equipment	(1,339)	(3,446)
Net cash used in investing activities	(1,339)	(3,446)

Cash flows from financing activities:
Proceeds from debt issuance	1,000	23,500
Repayments of long-term debt and capital lease obligations	(3,215)	(25,216)
Stock issuance costs	—	(138)
Net cash used in financing activities	(2,215)	(1,854)
Effect of exchange rates on cash	2	—
Net decrease in cash	(954)	(5,525)
Cash, beginning of period	4,821	9,384
Cash, end of period	$3,867	$3,859
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,474	$1,587
Cash paid for income taxes	$514	$20

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – General Information

Organization and Nature of Business

ARC Group Worldwide, Inc. (referred to herein as the “Company” or “ARC”) was organized under the laws of the State of Utah on September 30, 1987.

On August 8, 2012, ARC completed the acquisition of Quadrant Metals Technology, LLC (“QMT”) and Advanced Forming Technology (“AFT”).  QMT was formed in March 2011, to function as a holding company for a group of diversified manufacturing and distribution companies.  Upon formation, QMT acquired controlling interests in TeknaSeal LLC (“TeknaSeal”) as of May 1, 2011, and in FloMet LLC (“FloMet”) as of June 30, 2011. In addition, QMT acquired General Flange & Forge (“GF&F”) as of April 18, 2011, and has held controlling interests in GF&F since that date.  While QMT was formed in 2011 as a holding company, affiliated companies have held controlling interests in FloMet and TeknaSeal for over 10 years.

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

Everest Hill Group Inc. (“Everest Hill Group”) has been our major stockholder since 2008.  ARC, Everest Hill Group and Quadrant Management Inc. (“QMI”) are under common control.

Basis of Presentation and Principles of Consolidation

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks;  therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The consolidated balance sheet as of June 30, 2015, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The Company follows the same accounting policies for preparing quarterly and annual reports.

Consolidation

The Consolidated Financial Statements include the amounts of ARC and its controlled subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

NOTE 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Estimates are used for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-term assets, including property, equipment, intangible assets, and goodwill; contingencies; and the fair value of assets and liabilities obtained in business combinations.  Due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Non-Controlling Interests

In connection with the acquisitions of FloMet and TeknaSeal, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries' boards of directors. During the first quarter of fiscal 2016, the Company purchased approximately 1.9% of the outstanding non-controlling shares of Tekna Seal.  On December 27, 2015, third party investors owned approximately 3.8% of the outstanding shares of FloMet and approximately 4.4% of the outstanding shares of TeknaSeal. On December 28, 2014, third party investors owned approximately 3.8% of the outstanding shares of FloMet and approximately 6.2% of the outstanding shares of Tekna Seal.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries as of December 27, 2015 and June 30, 2015 and the results of operations of these subsidiaries since the dates of acquisitions. The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity.

Comprehensive Income

For each of the quarters ended December 27, 2015 and December 28, 2014, there were no material differences between net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17 (“ASU No. 2015-17”) “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 will require that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating this guidance, including early application, but does not anticipate a material impact to its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date. ASU 2014-09 is effective in the Company’s first quarter of fiscal 2018 and may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.  The Company is currently evaluating the impact, if any, of its pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 3 – Inventory

Inventories consisted of the following (in thousands):

	December 27,	June 30,
	2015	2015
Raw materials and supplies	$5,943	$5,723
Work-in-process	6,235	7,335
Finished goods	4,168	4,224
	16,346	17,282
Less: Reserve for obsolescence	(1,072)	(896)
	$15,274	$16,386

NOTE 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			December 27,	June 30,
	(in years)			2015	2015
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,839	18,811
Machinery and equipment	3	-	12	41,950	39,422
Office furniture and equipment	3	-	10	804	931
Construction-in-process		—		634	1,934
				63,491	62,362
Less: Accumulated depreciation				(21,456)	(18,549)
				$42,035	$43,813

Depreciation expense totaled $1.5 million for the three months ended December 27, 2015 and December 28, 2014, and $3.0 million and $2.9 million for the six months ended December 27, 2015 and December 28, 2014, respectively.

NOTE 5 – Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment analysis at least annually (in the fourth quarter of each year), unless indicators of impairment exist in interim periods. The Company performed a quantitative and qualitative assessment to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, the Company evaluated overall business and overall economic conditions since the date of its acquisitions, as well as expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, and overall industry and market conditions.

The Company concluded that the fair value of each reporting unit was in excess of its carrying value and goodwill was not impaired as of December 27, 2015.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of December 27, 2015			As of June 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,773	$(646)	$3,127	$3,773	$(527)	$3,246
Customer relationships	24,077	(4,817)	19,260	24,077	(3,613)	20,464
Non-compete agreements and other	3,642	(1,275)	2,367	3,642	(911)	2,731
Total	$31,492	$(6,738)	$24,754	$31,492	$(5,051)	$26,441

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years. Amortization expense totaled $0.8 million and $0.9 million for identifiable intangible assets for the three months ended December 27, 2015 and December 28, 2014, respectively, and $1.7 million for the six months ended December 27, 2015 and December 28, 2014. Patents and tradenames, customer relationships, and non-compete agreements and other are amortized over their weighted average useful lives of approximately 13.5 years, 10.8 years, and 5.0 years, respectively. Estimated future amortization expense for the next five years as of December 27, 2015, is as follows (in thousands):

Fiscal Years	Amount
Remainder of 2016	$1,688
2017	3,375
2018	3,375
2019	3,191
2020	2,643
Thereafter	10,482
Total	$24,754

There were no impairments of long-lived assets during the three and six months ended December 27, 2015 and December 28, 2014.

NOTE 6 – Accrued Escrow Obligations

On April 7, 2014, the Company acquired the member interests of ATC for approximately $24.3 million, of which: (i) $21.9 million was paid in cash and (ii) $2.4 million, consisting of 233,788 newly issued shares of the Company, was to be held in escrow for a period of 12 months (“ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of a working capital adjustment. In October 2015, the Company entered into an agreement to settle and terminate the ATC Escrow in cash pursuant to which the ATC Escrow shares will be returned to the Company and placed into treasury. The cash settlement has been accrued in current and long-term liabilities.

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding for approximately $26.8 million, of which $24.2 million was paid in cash and $2.6 million, consisting of 172,450 newly issued shares of the Company was placed into escrow for a period of 18 months (“Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations. The Company has determined the common stock issued is mandatorily redeemable and has therefore recorded $2.6 million as a current liability in the accompanying balance sheet as of December 27, 2015.  In August 2015, and in connection with the decline in the Company’s stock price since the date of acquisition, the Company issued 499,176 additional shares for security of the escrow. The Company is in the process of finalizing the settlement of the Kecy Escrow.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	December 27, 2015	June 30, 2015
Senior secured revolving commitment	$8,560	$7,560
Senior secured term loan	20,674	22,924
Senior secured delayed draw term loan	6,910	7,482
Subordinated term loan	20,000	20,000
Total debt	56,144	57,966
Less: Senior secured term loan, current portion	(5,344)	(4,781)
Less: Senior secured delayed draw term loan, current portion	(1,356)	(1,214)
Non-current portion	$49,444	$51,971

Amended & Restated Credit Agreement

On November 10, 2014 (“Effective Date”), the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement with Citizens Bank (“Amended & Restated Credit Agreement”), which amends and restates the Credit Agreement, dated as of April 7, 2014 (“Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated as of June 25, 2014 (“June 2014 Amendment”), by and among the Company and its certain subsidiaries, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto, regarding loans and extensions of credit in the principal amount of up to $90.0 million. In consideration for the Company and its subsidiaries entering into the Amended & Restated Credit Agreement, the Administrative Agent and the Lenders waived non-compliance of the Company and its subsidiaries with respect to certain covenants in the Original Credit Agreement and the June 2014 Amendment. On December 23, 2014, the parties to the Amended & Restated Credit Agreement entered into a first amendment (“Citizens First Amendment”) to make technical corrections and to clarify, among other matters, that mandatory prepayments of the loans will not be required in connection with any issuance of equity interests of the Company so long as the Company’s senior leverage ratio is less than 2.25:1.00 and the proceeds thereof are utilized within 90 days to: (i) finance a permitted acquisition or other permitted investments; or (ii) to finance consolidated capital expenditures. If after issuance of equity interests the Company’s senior leverage ratio is greater than 2.25:1.00 (as calculated on a pro forma basis), then the proceeds of the issuance of the equity interests will be utilized as follows: 100% of the amount, if any, of such net cash proceeds necessary to reduce the senior leverage ratio to 2.75:1.00 on a pro forma basis, plus (y) 75% of the balance, if any, of such net cash proceeds remaining, to the extent necessary to reduce the Senior Leverage Ratio to 2.25:1.00 on a Pro Forma Basis, plus (z) 50% of the balance, if any, of such net cash proceeds remaining.  In the event that any proceeds from the issuance of equity interests are to be applied as cure amounts under the Amended and Restated Credit Agreement, then 100% of such net cash proceeds will be required to be paid as mandatory prepayments of the loans.

Borrowings under the Senior Credit Facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to: (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%; (b) Citizen’s own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to: (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be: (i) 3.00% with respect to Base Rate Loans; and (ii) 4.00% with respect to Eurodollar Rate Loans, in each case until December 31, 2014, and thereafter the Applicable Rate will be adjusted quarterly responsive to the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans, and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the Credit Facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the Administrative Agent and the Lenders. At December 27, 2015, the interest rate on borrowings under the Credit Agreement is approximately 4.2%.

On April 8, 2015, the Company sold 3,450,000 shares of ARC common stock in a registered public offering at a price of $5.00 per share, including 450,000 shares sold pursuant to a fully-exercised option to purchase additional shares granted to the underwriters by the Company.  The Company received net proceeds from the offering of approximately $15.5 million after underwriting discounts, commissions, fees, and expenses.  The net proceeds were then used to prepay a portion of the principal outstanding under the Amended & Restated Credit Agreement.  On May 11, 2015, as a result of the prepayment, the Company, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders entered into the Limited Waiver and Second Amendment to the Amended and Restated Credit Agreement (“Citizens Second Amendment”).  Under the terms of the Citizens Second Amendment, the Administrative agent and the lenders agreed to waive certain covenants with respect to which the Company was not in compliance and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2015.

As of December 27, 2015, the Company was not in compliance with certain covenants under the Senior Credit Facility, however, the Company received a waiver, effective December 27, 2015.  Discussions regarding amendments to the Company’s existing covenants are ongoing, with the Company currently expecting a favorable resolution within fiscal year 2016.

Subordinated Term Loan Agreement

On the Effective Date, the Company and certain of its subsidiaries entered into a subordinated term loan credit agreement with McLarty Capital Partners SBIC, L.P. (“McLarty”) as administrative agent, and other lenders from time to time party thereto (“Subordinated Loan Agreement”), regarding an extension of credit in the form of a subordinated term loan in an aggregate principal amount of $20.0 million. McLarty is indirectly a related party to an officer and director of the Company;  therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders. On the Effective Date, the Company, using proceeds from the Subordinated Credit Facility, repaid a similar portion of the previously borrowed loans under the Senior Credit Facility. On December 29, 2014, the Company entered into an amendment to the Subordinated Loan Agreement (“McLarty First Amendment”)  to clarify, among other matters, that mandatory prepayments of the subordinated loans will not be required in connection with any issuance of equity interests of the Company so long as, after satisfaction of mandatory prepayment obligations under the Senior Credit Facility, the Company’s senior leverage ratio is less than 2.25:1.00 and the proceeds thereof are utilized within 90 days to (i) finance a permitted acquisition or other permitted investments; or (ii) to finance consolidated capital expenditures.  If after issuance of equity interests the Company’s senior leverage ratio is greater than 2.25:1.00 (as calculated on a pro forma basis), then the proceeds of the issuance of the equity interests will be utilized as follows: 25% of the amount, if any, of such net cash proceeds necessary to reduce the senior leverage ratio to 2.25:1.00 on a pro forma basis, plus (y) 50% of the balance, if any, of such net cash proceeds remaining, to the extent necessary to reduce the Senior Leverage Ratio to 2.25:1.00.  In the event that any proceeds from the issuance of equity interests are to be applied as cure amounts under the Subordinated Loan Agreement, then 100% of such net cash proceeds will be required to be paid as mandatory prepayments of the subordinated loans.

The subordinated term loan under the Subordinated Loan Agreement will mature five years after the Effective Date. The interest rate set forth in the Subordinated Loan Agreement is 11.00% per annum. Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% per annum. The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants, negative covenants, and prepayment terms that are substantially similar to those contained in the Amended and Restated Credit Agreement. The Subordinated Loan Agreement has been subordinated to the Amended & Restated Credit Agreement pursuant to First Lien Subordination Agreement.

As of December 27, 2015, the Company was in compliance with its debt covenants under the Subordinated Credit Facility.

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

The following schedule represents the Company’s future debt payments as of December 27, 2015 (in thousands):

2016 (1)	$3,173
2017	7,406
2018	8,463
2019 (2)	17,102
2020	20,000
Total	$56,144

(1)	Represents long-term debt principal payments for the six month period ending June 30, 2016.
(2)	Amount includes $8.6 million for the senior secured revolving commitment.

NOTE 8 - Income Taxes

On December 27, 2015 and June 30, 2015, the income tax receivable was $1.8 million and $0.6 million, respectively, which is included in other current assets.  The increase in the income tax receivable during the six months ended December 27, 2015, was primarily associated with U.S. Federal tax credits from a completed research and development study and a net operating loss carryback.

The Company had unrecognized tax benefits for uncertain tax positions of $1.0 million and $0.9 million on December 27, 2015 and June 30, 2015, respectively, which are included in deferred income tax liabilities.  The increase in the unrecognized tax benefits during the six months ended December 27, 2015, was primarily associated with U.S. Federal tax credits from a completed research and development study.

NOTE 9 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 905,414 shares, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations. As these escrow shares will be returned to the Company, the escrow shares have been excluded from the basic and diluted share computations.  As of December 27, 2015 and December 28, 2014, the Company had no outstanding stock equity awards or other potentially dilutive securities;  therefore, there was no computation of dilutive securities.

NOTE 10 – Related Party Transactions

Quadrant Management Inc. and Everest Hill Group, Inc.

ARC, Everest Hill Group, QMI, and QMT are under common control.  Prior to the ARC acquisition of QMT and AFT, QMI, through Everest Hill Group, owned 74.0% of the membership interests of QMT.  As a result of the ARC acquisition of QMT and AFT, Everest Hill Group became the controlling shareholder of ARC.  Specifically, Everest Hill Group controls 100% of the ownership interests of QMI, as well as, via certain wholly-owned intermediaries, 47.6% of the shares of ARC as of December 27, 2015.

NOTE 11 – Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through August 31, 2019, which contain various renewal options.  The Company also leases equipment under non-cancellable capital lease agreements expiring through June 30, 2024.  The capital leases have interest rates ranging from 3.0% to 9.2%.

During the quarter ended December 27, 2015, the Company entered into several long-term equipment operating leases totaling approximately $2.5 million and expiring at various dates through fiscal year 2020 with optional renewal periods.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

NOTE 12 – Segment Information

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

•	The Flanges and Fittings Group consists of GF&F. GF&F provides custom machining solutions and special flange facings.

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

Summarized segment information for the three and six month periods ended December 27, 2015 and December 28, 2014 is as follows (in thousands):

	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Sales:
Precision Components Group	$18,304	$21,976	$36,231	$43,776
3DMT Group	5,149	3,169	10,205	7,851
Flanges and Fittings Group	1,149	1,518	2,321	3,045
Wireless Group	426	443	760	1,132
Consolidated sales	$25,028	$27,106	$49,517	$55,804

Operating costs:
Precision Components Group	$17,202	$19,400	$34,147	$38,303
3DMT Group	5,303	3,622	10,512	8,661
Flanges and Fittings Group	1,104	1,350	2,072	2,674
Wireless Group	339	494	627	1,170
Consolidated operating costs	$23,948	$24,866	$47,358	$50,808

Segment operating income (loss):
Precision Components Group	$1,102	$2,576	$2,084	$5,473
3DMT Group	(154)	(453)	(307)	(810)
Flanges and Fittings Group	45	168	249	371
Wireless Group	87	(51)	133	(38)
Corporate (1)	(771)	(783)	(1,579)	(2,231)
Total segment operating income	$309	$1,457	$580	$2,765

Interest expense, net	(1,126)	(1,213)	(2,267)	(2,134)
Other non-operating income (expense)	91	(9)	94	(11)
Non-operating income (expense)	(1,035)	(1,222)	(2,173)	(2,145)
Consolidated (loss) income before income tax expense and non-controlling interest	$(726)	$235	$(1,593)	$620

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of director’s fees.

	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Capital expenditures:
Precision Components Group	$504	$939	$911	$3,279
3DMT Group	197	50	419	167
Flanges and Fittings Group	9	—	9	—
Wireless Group	—	—	—	—
Consolidated capital expenditures	$710	$989	$1,339	$3,446

	As of
	December 27, 2015	June 30, 2015
Total assets:
Precision Components Group	$69,830	$78,675
3DMT Group	21,147	21,567
Flanges and Fittings Group	1,095	1,528
Wireless Group	1,020	963
Corporate	28,669	23,290
Consolidated total assets	$121,761	$126,023

Geographic information for the Company is as follows (in thousands):

	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Sales: (1)
U.S.	$23,204	$23,928	$45,996	$49,633
International	1,824	3,178	3,521	6,171
	$25,028	$27,106	$49,517	$55,804

(1)	Sales are attributable to the country in which the product is manufactured or service is provided.

	As of
	December 27,	June 30,
	2015	2015
Long-lived assets:
U.S.	$72,169	$75,656
International	9,421	9,399
	$81,590	$85,055

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Six months ended
	December 27,	December 28,	December 27,	December 28,
Customer	2015	2014	2015	2014
1 (a)	8.5%	9.6%	9.3%	9.2%
2 (a)	9.5%	7.6%	9.3%	8.2%
3 (b)	8.8%	* %	8.2%	*	%
4 (a)	7.2%	9.0%	7.6%	8.2%
5 (a)	5.8%	5.4%	5.6%	*	%
6 (a) (b)	* %	7.8%	5.0%	*	%
7 (a)	* %	5.9%	* %	*	%
Total	39.8%	45.3%	45.0%	25.6%

*     Customer represented less than 5% of sales for the periods presented.

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our 3DMT Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
	December 27,	June 30,
Customer	2015	2015
1	** %	7.0%
2	10.4%	9.0%
3	7.9%	6.2%
4	7.7%	** %
5	5.1%	** %
6	5.5%	5.5%
7	** %	** %
Total	36.6%	27.7%

**    Customer represented less than 5% of accounts receivable for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the ARC Group Worldwide, Inc. (“ARC,” “our,” “we,” or “us”) Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Quarterly Report (this “Report”) may contain certain statements about ARC that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Factors that could cause our results to differ materially from current expectations include, but are not limited to, factors detailed in our reports filed with the SEC, including but not limited to those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  In addition, these statements are based on a number of assumptions that are subject to change.  The forward-looking statements contained in this Report may include all other statements in this document other than historical facts.  Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements.  Forward-looking statements include statements relating to the following: (1) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses, and future prospects; (2) business and management strategies and the expansion and growth of ARC; (3) the effects of government regulation on ARC’s business; and (4) our plans, objectives, expectations and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements.  Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire and successfully integrate attractive acquisition targets; expected earnings of ARC; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability our customers to access required capital at a reasonable costs; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risks. Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

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

•

Accelerating Speed-to-Market.  The traditional prototype-to-production process is often subject to lengthy bottlenecks and is characterized by inefficient price quoting delays, time-consuming tooling procedures, and outdated production methodologies.  To differentiate itself from competitors, ARC focuses on reducing inefficiencies in the development cycle by offering the seamless integration of a wide-variety of proprietary technologies in order to dramatically reduce the time and cost associated with new product development.  Specifically, we have developed rapid and instant online quoting solutions, rapid prototype solutions, short-run production services, in-house rapid and advanced conformal tooling, and rapid full production capabilities.

Separately, we believe that U.S. manufacturing is poised for rejuvenation as global wage disparities mitigate and traditional labor-intensive processes are displaced by technology.  We believe these macroeconomic trends may aid in the adoption of our business strategy.

Our overall enterprise growth strategy is centered on:

•	Driving organic growth through the expansion and cross-selling of our core services to our existing customer base;
•	Accelerating the adoption of our technology by new customers in traditional manufacturing markets;
•	Expanding our holistic service offerings through strategic vertical and horizontal acquisitions; and
•	Improving financial and operational results from the implementation of operational best practices.

Accordingly, all of our business divisions are managed consistent with this strategy in order to drive organic sales growth, operational efficiencies, and improve quality, speed, and service to our customers.

Our key fundamental strengths are built upon core capabilities, including:

•

Metal Injection Molding.  We are a large and well-respected metal injection molding (“MIM”) provider.  As a pioneer of MIM technology, and driven by our material science understanding, powder metallurgy experience, and established global facilities, we are one of the most advanced MIM operators in the marketplace.  ARC provides high-quality, complex, precision, net-shape metal components to market-leading companies in numerous sectors, including the medical and dental, firearms and defense, automotive, aerospace, consumer durable, and electronic devices industries.  Further, our process is highly automated, utilizing advanced robotics and automation to ensure high levels of quality and efficiency.

•

3D Printing.  We offer a variety of 3D printing solutions, with an emphasis on metal 3D printing.  In general, given promising signs of growth and related barriers to entry, we believe the metal 3D printing sector to be one of the more attractive segments of the overall additive manufacturing industry.  Furthermore, metal 3D printing, while a complex technology still in its early stages, shares several fundamental similarities with our MIM business, thereby helping to accelerate our research and development.  Separately, our metal 3D printing capabilities enable ARC to offer a variety of new services, including rapid prototyping, rapid and conformal tooling, and short-run production, helping our customers improve their product speed-to-market.  Given our established customer base, diverse metallurgy background, and scalable injection molding capabilities, we believe we are well-positioned in the industrial metal 3D printing market.

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

•

Wireless.  Our wireless business designs and develops hardware, including antennas, radios, and related accessories, used in broadband and other wireless networks.  Products are sold to public and private carriers, wireless infrastructure providers, wireless equipment distributors, value-added resellers, and other original equipment manufacturers.  Further, we believe there is an opportunity to increase utilization of our antenna technology to wirelessly connect the manufacturing floor and industrial products/applications, as the world moves to a more wireless based framework.

Results of Operations – Three and Six Months Ended December 27, 2015 and December 28, 2014

The following table summarizes our results of operations expressed as a percentage of sales for the three months ended December 27, 2015 and December 28, 2014 (in thousands):

	Three Months Ended
	December 27, 2015		December 28, 2014
	Amount	Percent of sales	Amount	Percent of sales
Sales	$25,028	100.0%	$27,106	100.0%
Cost of sales	20,407	81.5	20,719	76.4
Gross profit	4,621	18.5	6,387	23.6
Selling, general and administrative	4,312	17.3	4,919	18.2
Merger expense	—	—	11	—
Income from operations	309	1.2	1,457	5.4
Other income (expense), net	91	0.4	(9)	—
Interest expense, net	(1,126)	(4.5)	(1,213)	(4.5)
(Loss) income before income taxes	(726)	(2.9)	235	0.9
Income tax benefit (expense)	132	0.5	(237)	(0.9)
Net loss	$(594)	(2.4)%	$(2)	—%

The following table summarizes our results of operations expressed as a percentage of sales for the six months ended December 27, 2015 and December 28, 2014 (in thousands):

	Six Months Ended
	December 27, 2015		December 28, 2014
	Amount	Percent of sales	Amount	Percent of sales
Sales	$49,517	100.0%	$55,804	100.0%
Cost of sales	40,412	81.6	42,434	76.0
Gross profit	9,105	18.4	13,370	24.0
Selling, general and administrative	8,525	17.2	10,418	18.7
Merger expense	—	—	187	0.4
Income from operations	580	1.2	2,765	4.9
Other income (expense), net	94	0.2	(11)	—
Interest expense, net	(2,267)	(4.6)	(2,134)	(3.8)
(Loss) income before income taxes	(1,593)	(3.2)	620	1.1
Income tax benefit (expense)	558	1.1	(390)	(0.7)
Net (loss) income	$(1,035)	(2.1)%	$230	0.4%

Sales

For the Three Months Ended December 27, 2015 Compared to the Three Months Ended December 28, 2014

Sales during the three month period ended December 27, 2015, totaled $25.0 million, representing a decrease of $2.1 million, or 7.7%, from $27.1 million during the three month period ended December 28, 2014.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $18.3 million during the three month period ended December 27, 2015, representing a decrease of approximately $3.7 million, or 16.7%, as compared with sales of $22.0 million in the prior year period.  The decrease in sales was primarily due to lower MIM sales of $2.4 million, generally the result of a decline in sales to our European automotive customers as well as lower sales in the U.S. primarily related to our medical, aerospace and consumer products customers.  Metal stamping sales decreased $1.1 million primarily due to lower prices for steel and scrap.

•

3DMT Group sales were $5.1 million during the three month period ended December 27, 2015, representing an increase of approximately $1.9 million, or 62.4%, as compared with sales of $3.2 million in the prior year period.  The increase in sales was primarily due to higher molding sales.

•

Flanges and Fittings Group sales were $1.1 million during the three month period ended December 27, 2015, representing a decrease of approximately $0.4 million, or 24.3%, as compared with sales of $1.5 million in the prior year period.  The decrease was primarily due to lower sales to customers in the oil and gas industry and increased competition.

•	Wireless Group sales were $0.4 million during the three month periods ended December 27, 2015 and December 28, 2014.

For the Six Months Ended December 28, 2015 Compared to the Six Months Ended December 28, 2014

Sales during the six month period ended December 27, 2015, totaled $49.5 million, representing a decrease of $6.3 million, or 11.3%, from $55.8 million during the six month period ended December 28, 2014.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $36.2 million during the six month period ended December 27, 2015, representing a decrease of approximately $7.6 million, or 17.2%, as compared with sales of $43.8 million in the prior year period.  The decrease in sales was primarily due to lower MIM sales of $5.5 million, generally the result of a decline in sales to our European automotive customers as well as lower sales in the U.S. primarily related to our medical, aerospace and consumer products customers.  Metal stamping sales decreased $1.7 million primarily due to lower prices for steel and scrap.

•

3DMT Group sales were $10.2 million during the six month period ended December 27, 2015, representing an increase of approximately $2.3 million, or 30.0%, as compared with sales of $7.9 million in the prior year period.  The increase in sales was primarily due to higher molding sales.

•

Flanges and Fittings Group sales were $2.3 million during the six month period ended December 27, 2015, representing a decrease of approximately $0.7 million, or 23.8%, as compared with sales of $3.0 million in the prior year period.  The decrease was primarily due to lower sales to customers in the oil and gas industry and increased competition.

•

Wireless Group sales were $0.8 million during the six month period ended December 27, 2015, as compared with sales of $1.1 million in the prior year period.  The decrease was primarily due to increased competition in the frequency space in which our products are used.

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

For the Three Months Ended December 27, 2015 Compared to the Three Months Ended December 28, 2014

On a consolidated basis gross profit was $4.6 million during the three month period ended December 27, 2015, representing a decrease of approximately $1.8 million, or 27.6%, as compared with gross profit of $6.4 million in the prior year period.  Gross margin decreased to 18.5% in the three month period ended December 27, 2015, compared with 23.6% in the three month period ended December 28, 2014.  The primary reasons for the decrease in gross profit were lower sales in our Precision Component Group segment and lower prices for steel and scrap.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $3.3 million during the three month period ended December 27, 2015, representing a decrease of approximately $1.5 million, or 30.9%, as compared with gross profit of $4.8 million in the prior year period.  Gross margin decreased to 18.1% in the three month period ended December 27, 2015, compared with 21.8% in the three month period ended December 28, 2014.  The primary reason for the decreases in gross profit and gross margin were due to lower production volume and decreased factory utilization at our MIM facilities, as well as lower prices for steel and scrap at our metal stamping facilities.

•

3DMT Group gross profit was $0.9 million during the three month period ended December 27, 2015, representing a decrease of $0.2 million, or 16.3%, as compared with gross profit of $1.1 million in the prior year period.  Gross margin decreased to 17.5% in the three month period ended December 27, 2015, compared with 33.9% in the three month period ended December 28, 2014.  The primary reasons for the decrease in gross margin were lower margins on molding and tooling sales at ATC due to higher material costs, labor costs, and contracting costs as we are building more complex products.

•

Flanges and Fittings Group gross profit was $0.3 million during the three month period ended December 27, 2015, representing a decrease of $0.1 million, or 33.1%, as compared with gross profit of $0.4 million in the prior year period.  Gross margin decreased to 22.7% in the three month period ended December 27, 2015, compared with 25.7% in the three month period ended December 28, 2014.  The primary reason for the decrease in gross margin was lower prices from increased competition, particularly in the oil and gas industry.

•	Wireless Group gross profit was $0.1 million during the three month periods ended December 27, 2015 and December 28, 2014.

For the Six Months Ended December 28, 2015 Compared to the Six Months Ended December 28, 2014

On a consolidated basis gross profit was $9.1 million during the six month period ended December 27, 2015, representing a decrease of approximately $4.3 million, or 31.9%, as compared with gross profit of $13.4 million in the prior year period.  Gross margin decreased to 18.4% in the six month period ended December 27, 2015, compared with 24.0% in the six month period ended December 28, 2014.  The primary reasons for the decrease in gross profit were lower sales in our Precision Component Group segment as a result of decreased factory utilization and lower scrap metal prices.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $6.4 million during the six month period ended December 27, 2015, representing a decrease of approximately $3.9 million, or 38.0%, as compared with gross profit of $10.3 million in the prior year period.  Gross margin decreased to 17.7% in the six month period ended December 27, 2015, compared with 23.6% in the six month period ended December 28, 2014.  The primary reasons for the decreases in gross profit and gross margin were lower production volume and decreased factory utilization at our MIM facilities, as well as lower prices for steel and scrap at our metal stamping facilities.

•

3DMT Group gross profit was $1.8 million during the six month period ended December 27, 2015, representing a decrease of $0.2 million, or 8.2%, as compared with gross profit of $2.0 million in the prior year period.  Gross margin decreased to 17.6% in the six month period ended December 27, 2015, compared with

25.0% in the six month period ended December 28, 2014.  The primary reasons for the decrease in gross margin were lower margins on molding and tooling sales at ATC due to higher material costs, labor costs, and contracting costs as we are building more complex products.

•

Flanges and Fittings Group gross profit was $0.7 million during the six month period ended December 27, 2015, representing a decrease of $0.1 million, or 18.2%, as compared with gross profit of $0.8 million in the prior year period.  Gross margin increased to 28.1% in the six month period ended December 27, 2015, compared with 26.2% in the six month period ended December 28, 2014.  The primary reason for the increase in gross margin was lower cost of materials from certain non-recurring refunds of duties.

•

Wireless Group gross profit was $0.3 million during the six month periods ended December 27, 2015 and December 28, 2014.  Gross margin increased to 33.4% in the six month period ended December 27, 2015, compared with 26.3% in the six month period ended December 28, 2014.   The primary reason for the increase in gross margin was a charge in the prior year for obsolete inventory.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended December 27, 2015 and December 28, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) totaled $4.3 million, or 17.3% of sales, during the three month period ended December 27, 2015, compared with $4.9 million, or 18.2% of sales, during the three month period ended December 28, 2014.  SG&A totaled $8.5 million, or 17.2% of sales, during the six month period ended December 27, 2015, compared with $10.4 million, or 18.7% of sales, during the six month period ended December 28, 2014.  The decrease in SG&A expense during the three month periods ended December 27, 2015 and December 28, 2014, was primarily due to lower labor related costs of $0.6 million and a reduction in the utilization of outside services of $0.2 million.  The decrease in SG&A expense during the six month periods ended December 27, 2015 and December 28, 2014, was primarily due to lower labor related costs of $0.8 million and a reduction in the utilization of outside services $0.7 million.

Interest Expense, Net

Interest expense, net was $1.1 million and $1.2 million during the three month periods ended December 27, 2015 and December 28, 2014 and was $2.3 million and $2.1 million during six month periods ended December 28, 2015 and December 28, 2014.  The changes in expense was partially the result of our repayment of a portion of our debt outstanding, including: (i) prepaying a portion of the principal outstanding under our Senior Credit Facility with approximately $15.5 million in proceeds from sale of shares of ARC common stock in April 2015; and (ii) net principal payments totaling approximately $5.5 million over the period from July 2014 through December 2015.

Income Tax Benefit (Expense)

Income tax benefit was $0.1 million (18.3% effective tax benefit rate) for the three month period ended December 27, 2015, compared to income tax expense of $0.2 million (100.9% effective tax expense rate) for the three month period ended December 28, 2014.

Income tax benefit was $0.6 million (35.1% effective tax benefit rate) for the six month period ended December 27, 2015, compared to income tax expense of $0.4 million (62.9% effective tax expense rate) for the six month period ended December 28, 2014.

The primary reason for the tax benefit in the three and six month periods ended December 27, 2015, was our net loss.

The effective tax rate for the three and six month periods ended December 28, 2014, primarily resulted from non-deductible expenses recognized in those periods.

Liquidity and Capital Resources

As of December 27, 2015, we had cash and cash equivalents of $3.9 million.  We believe that the combination of funds currently available to us and funds expected to be generated from operations will be adequate to finance our operations for the next twelve months.

Cash held in financial institutions outside the United States totaled $0.6 million and $1.5 million as of December 27, 2015 and June 30, 2015, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a tax obligation should we decide to repatriate these funds.

Operating Activities

Net cash provided by operating activities was $2.6 million for the six months ended December 27, 2015, compared to $0.2 million of cash used in operating activities for the six months ended December 28, 2014.  The $2.8 million increase in cash provided was primarily attributable to decreased uses of working capital of $3.5 million, partially offset by lower earnings of $1.3 million.

Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended December 27, 2015, compared to $3.4 million for the six months ended December 28, 2014.  The decrease in cash used was primarily due to the completion of the expansion of our MIM production facilities in Colorado.

Financing Activities

Net cash used in financing activities was $2.2 million in the six months ended December 27, 2015, compared to cash used of $1.9 million in the six months ended December 28, 2014, primarily due to higher net payments on our long-term debt and capital lease obligations of $0.5 million.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 7, Debt, to our condensed consolidated financial statements in Part I, Item 1 to this quarterly report incorporated herein by reference thereto. See Note 8, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for more information about our long-term debt.

The descriptions of the Amended & Restated Credit Agreement and the Subordinated Term Loan Agreement, (together, our “Credit Facilities”), do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

Financial Ratio Covenants

The terms and conditions of the Credit Facilities each contain covenants requiring us to maintain certain financial ratios.  Non-compliance by us with any of the financial ratio covenants would constitute events of default under both of the Credit Facilities pursuant to cross-default provisions and could result in acceleration of payment obligations for all outstanding principal and interest for loans made under both of the Credit Facilities, unless such defaults were waived or subject to forbearance by the respective creditors.

Senior Credit Facility Financial Ratios.  Our Senior Credit Facility contains financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  Pursuant to the Citizens Second Amendment scheduled principal payments on indebtedness for the fiscal quarters ending March 29, 2015 and June 30, 2015 are excluded from the fixed charge coverage calculation.  We may otherwise not have a Fixed Charge Coverage Ratio less than 1.25:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated on a consolidated basis in accordance with GAAP.  The summary calculations of our Senior Credit Facility Fixed Charge Coverage Ratio as of December 27, 2015 are as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$13,917
Less unfinanced portion of capital expenditures	(2,703)
Less expense for taxes paid in cash	(286)
Coverage Amount (a)	$10,928
Fixed Charges (b)	$8,788
Fixed Charge Coverage Ratio (a:b)	1.24:1.00

Maximum Total Leverage Ratio.  We may not permit the Maximum Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Total Leverage Ratio is defined as the ratio of (a) funded indebtedness of the Companies, consisting of our Revolving Loan, Term Loan, Delayed Draw Term Loan, Senior Subordinated Debt, and capital lease obligations, net of cash on hand, and its subsidiaries as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
June 30, 2015 through December 26, 2015	4.75:1.00
September 27, 2015 through December 26, 2015	4.50:1.00
December 27, 2015 through June 29, 2016	4.25:1.00
June 30, 2016 through December 24, 2016	4.00:1.00
December 25, 2016 and thereafter	3.50:1.00

The summary calculation of our Senior Credit Facility Maximum Total Leverage Ratio as of December 27, 2015, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$59,478
Consolidated EBITDA (b)	$13,917
Maximum Total Leverage Ratio (a:b)	4.27:1.00

Maximum Senior Leverage Ratio.  We may not permit the Maximum Senior Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Senior Leverage Ratio means the ratio of (a) funded indebtedness of the Companies, less the aggregate amount of junior financing of the Companies included therein as of such date; to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Senior Leverage Ratio
June 30, 2015 through September 26, 2015	3.25:1.00
September 27, 2015 through December 26, 2015	3.00:1.00
December 27, 2015 through June 29, 2016	2.75:1.00
June 30, 2016 through December 24, 2016	2.50:1.00
December 25, 2016 and thereafter	2.25:1.00

The summary calculation of our Senior Credit Facility Maximum Senior Leverage Ratio as of December 27, 2015, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness	$59,478
Less aggregate amount of junior financing	(20,000)
Senior Leverage Amount (a)	$39,478
Consolidated EBITDA (b)	$13,917
Senior Leverage Ratio (a:b)	2.84:1.00

Subordinated Credit Facility Financial Ratios.  Our Subordinated Credit Facility contains the following financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  We may not have a Fixed Charge Coverage Ratio less than 1.10:1.00 as of the last day of any fiscal quarter ending on or prior to the maturity date.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated for the Companies on a consolidated basis in accordance with GAAP.

The summary calculation of our Subordinated Credit Facility Fixed Charge Coverage Ratio as of December 27, 2015 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$13,917
Less unfinanced portion of capital expenditures	(2,703)
Less expense for taxes paid in cash	(286)
Coverage Amount (a)	$10,928
Fixed Charges (b)	$8,788
Fixed Charge Coverage Ratio (a:b)	1.24:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) funded indebtedness of the Companies as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
June 30, 2015 through September 29, 2015	5.00:1.00
September 30, 2015 through March 30, 2016	4.75:1.00
March 31, 2016 through September 29, 2016	4.50:1.00
September 30, 2016 and thereafter	4.00:1.00

The summary calculations of our Subordinated Credit Facility  Total Leverage Ratio as of December 27, 2015, are as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$59,478
Consolidated EBITDA (b)	$13,917
Maximum Total Leverage Ratio (a:b)	4.27:1.00

Compliance with Financial Ratio Covenants

As of December 27, 2015, we were not in compliance with certain covenants under the Senior Credit Facility, however, we received a waiver, effective December 27, 2015.  Discussions regarding amendments to our existing covenants are ongoing, and we currently expect a favorable resolution within fiscal year 2016.

As of December 27, 2015, we were in compliance with our debt covenants under our Subordinated Credit Facility.

GAAP to Non-GAAP Reconciliation

Fixed Charges and Consolidated EBITDA used in our debt covenant calculations are non-GAAP financial measures.  We have provided this non-GAAP financial information to aid in better understanding of our financial ratios as used in our debt covenant calculation.  The methodology used is defined in our debt agreements.  Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.  The non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

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

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	December 27, 2015
Net loss	$(1,267)
Interest expense, net	4,982
Income taxes	560
Depreciation and amortization	9,543
Other non-recurring expenses (1)	99
Consolidated EBITDA (2)	$13,917

(1)	Other non-recurring expenses primarily consist of professional fees related to acquisitions and severance payments.
(2)

Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of December 27, 2015.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 27, 2015, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

Our management has identified deficiencies in our internal control over financial reporting that constitutes material weaknesses under standards established by the Public Company Accounting Oversight Board as of December 27, 2015.  Specifically, we did not maintain effective internal controls over the accounting for taxation from operations in the British Virgin Islands and our information technology and accounting infrastructure was inadequate, which could result in the failure to perform timely and effective reviews at a precision necessary to identify a material error.

Changes in Internal Control over Financial Reporting

To address the material weakness associated with our income tax obligation, planned actions in fiscal year 2016 include:

•	Document the processes and procedures to evaluate the tax status of our foreign subsidiaries; and
•	Assess the U.S. and foreign tax requirements for our foreign subsidiaries to ensure its obligations are being properly recorded and reported.

To address the material weaknesses associated with our information technology infrastructure, planned actions in fiscal year 2016 include:

•	Implement a new enterprise resource planning system at ATC;
•	Initiate the upgrade to the latest version of the enterprise resource planning system used at AFT;
•	Evaluation of our information technology policies and procedures to ensure that they are documented, reviewed, and circulated to appropriate Company personnel;
•	Review of access and change management processes and implementation of any necessary controls;
•	Evaluation of segregation of duties and implementation of any necessary controls;
•

Evaluation of manual controls and policies to ensure that they are documented, reviewed, and operating at a sufficient level of precision to compensate for the automated controls which are lacking; and

•	Evaluation of our current information technology staff, staffing levels, and associated technical expertise.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation, which could extend into fiscal year 2017.  In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and other procedures that will be implemented will largely remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.  However, the implementation of certain mitigating processes and procedures, particularly at our smaller reporting entities, will be dependent on certain factors, including, but not limited to, financial performance.  As such, the timing and effectiveness of the remediation cannot be accurately forecasted at the present time.  Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures.  As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended December 27, 2015, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

*This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP WORLDWIDE, INC.

Date: February 9, 2016	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: February 9, 2016	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Principal Financial Officer and
Principal Accounting Officer