Form 10-Q
period 2016-03-27
ARC Group Worldwide, Inc.
filed 2016-05-04
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

As of April 28, 2016, the Registrant had 18,795,509 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Sales	$26,501	$27,864	$76,018	$83,668
Cost of sales	20,789	21,582	61,201	64,016
Gross profit	5,712	6,282	14,817	19,652
Selling, general and administrative	4,927	4,549	13,452	14,967
Merger expense	—	—	—	187
Income from operations	785	1,733	1,365	4,498
Other (expense) income, net	(23)	128	71	117
Interest expense, net	(1,107)	(1,466)	(3,374)	(3,600)
(Loss) income before income taxes	(345)	395	(1,938)	1,015
Income tax benefit (expense)	8	39	566	(351)
Net (loss) income	(337)	434	(1,372)	664
Net income attributable to non-controlling interest	(24)	(51)	(88)	(165)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(361)	$383	$(1,460)	$499
Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.02	$(0.08)	$0.03

Weighted average common shares outstanding:
Basic and diluted	18,123,883	14,673,205	18,123,883	14,673,205

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 27, 2016	June 30, 2015
ASSETS
Current assets:
Cash	$2,917	$4,821
Accounts receivable, net	15,338	15,385
Inventories, net	15,829	16,386
Deferred income tax assets	741	672
Prepaid expenses and other current assets	5,064	2,330
Total current assets	39,889	39,594
Property and equipment, net	41,034	43,813
Goodwill	14,801	14,801
Intangible assets, net	23,910	26,441
Other	1,068	1,374
Total assets	$120,702	$126,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,222	$7,338
Accrued expenses	2,109	3,026
Deferred revenue	717	991
Bank borrowings, current portion of long-term debt	4,500	5,995
Capital lease obligations, current portion	834	857
Accrued escrow obligations, current portion	3,083	4,291
Total current liabilities	19,465	22,498
Long-term debt, net of current portion	50,234	51,971
Deferred income tax liabilities	2,460	2,029
Capital lease obligations, net of current portion	2,157	2,784
Accrued escrow obligations, net of current portion	966	—
Other long-term liabilities	73	—
Total liabilities	75,355	79,282

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,803,910 shares issued and 18,795,509 shares issued and outstanding at March 27, 2016, and 18,538,522 shares issued and 18,530,121 shares issued and outstanding at June 30, 2015	10	5
Treasury stock, at cost; 8,401 shares at March 27, 2016 and June 30, 2015	(94)	(94)
Additional paid-in capital	29,764	29,751
Retained earnings	14,470	15,931
Accumulated other comprehensive income (loss)	5	(58)
Total ARC Group Worldwide, Inc. stockholders' equity	44,155	45,535
Non-controlling interests	1,192	1,206
Total equity	45,347	46,741
Total liabilities and equity	$120,702	$126,023

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the nine months ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net (loss) income	$(1,372)	$664
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,165	7,061
Share-based compensation expense	138	—
Bad debt expense and other	92	(6)
Deferred income taxes	362	313
Changes in working capital:
Accounts receivable	18	(670)
Inventory	557	(1,446)
Prepaid expenses and other assets	(2,428)	(490)
Accounts payable	834	(1,835)
Accrued expenses	(1,259)	(1,901)
Deferred revenue	(274)	(188)
Net cash provided by operating activities	3,833	1,502

Cash flows from investing activities:
Purchases of property and equipment	(1,918)	(4,236)
Net cash used in investing activities	(1,918)	(4,236)

Cash flows from financing activities:
Proceeds from debt issuance	1,000	24,500
Repayments of long-term debt and capital lease obligations	(4,882)	(26,714)
Stock issuance costs	—	(256)
Net cash used in financing activities	(3,882)	(2,470)
Effect of exchange rates on cash	63	(137)
Net decrease in cash	(1,904)	(5,341)
Cash, beginning of period	4,821	9,384
Cash, end of period	$2,917	$4,043
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,550	$2,470
Cash paid for income taxes	$597	$1,075

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide is a global advanced manufacturing and 3D printing service provider focused on accelerating speed to market for its customers.  ARC utilizes technology to improve automation in manufacturing through robotics, software and process automation, as well as lean manufacturing to improve efficiency.  ARC provides a holistic set of precision manufacturing solutions, from design and prototyping through full run production.  These solutions include metal injection molding, plastic and metal 3D printing, metal stamping, plastic injection molding, clean room injection molding, rapid tooling, thixomolding, antennas, hermetic seals, flanges and forges.

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks; therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The consolidated balance sheet as of June 30, 2015, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The Company follows the same accounting policies for preparing quarterly and annual reports.

Principles of Consolidation

The Consolidated Financial Statements include the amounts of ARC and its controlled subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

NOTE 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Estimates are used for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-term assets, including property, equipment, intangible assets, and goodwill; contingencies; and the fair value of assets and liabilities obtained in business combinations.  Due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Non-Controlling Interests

In connection with the acquisitions of FloMet LLC and TeknaSeal LLC, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries' boards of directors.  During the first quarter of fiscal 2016, the Company purchased approximately 1.9% of the outstanding non-controlling membership interests of Tekna Seal LLC.  On March 27, 2016, third party investors owned approximately 3.8% of the outstanding membership interests of FloMet LLC and approximately 4.4% of the outstanding membership interests of TeknaSeal LLC.  On March 29, 2015, third party investors owned approximately 3.8% of the outstanding membership interests of FloMet LLC and approximately 6.2%

of the outstanding membership interests of Tekna Seal LLC.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries as of March 27, 2016 and June 30, 2015 and the results of operations of these subsidiaries since the dates of acquisitions.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity.

Comprehensive Income

For each of the quarters ended March 27, 2016 and March 29, 2015, there were no material differences between net income (loss) and comprehensive income (loss).

Share-Based Compensation

The Company estimates the grant-date fair value of stock options and other equity-based compensation issued to employees and directors using the Black-Scholes valuation model.  Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period.  The Company includes an estimate of forfeitures when calculating compensation expense.  See Note 10, Share-Based Compensation, for further information regarding the assumptions used to calculate share-based payment expense.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation - Stock Compensation Topic 718:  Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company is in the process of evaluating the impact of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), to supersede nearly all existing lease guidance under GAAP.  ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases.  ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach.  The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2018 and may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.  The Company is currently evaluating the impact, if any, of its pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 3 – Inventory

Inventories consisted of the following (in thousands):

	March 27,	June 30,
	2016	2015
Raw materials and supplies	$5,930	$5,723
Work-in-process	6,790	7,335
Finished goods	3,879	4,224
	16,599	17,282
Less: Reserve for obsolescence	(770)	(896)
	$15,829	$16,386

NOTE 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			March 27,	June 30,
	(in years)			2016	2015
Land		—		$1,264	$1,264
Building and improvements	7	-	40	17,450	17,422
Machinery and equipment	3	-	12	38,288	35,672
Office furniture and equipment	3	-	10	871	931
Construction-in-process		—		1,114	1,934
Assets acquired under capital lease				5,039	5,139
				64,026	62,362
Less: Accumulated depreciation				(21,756)	(17,827)
Less: Accumulated amortization on capital leases				(1,236)	(722)
				$41,034	$43,813

Depreciation expense totaled $1.6 million and $1.5 million for the three months ended March 27, 2016 and March 29, 2015, respectively, and $4.6 million and $4.5 million for the nine months ended March 27, 2016 and March 29, 2015, respectively.

NOTE 5 – Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment analysis at least annually (in the fourth quarter of each year), unless indicators of impairment exist in interim periods.

The Company performed an updated interim quantitative and qualitative assessment of goodwill as of December 27, 2015 to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value.  In making this assessment, the Company evaluated overall business and overall economic conditions since the date of its acquisitions, as well as expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, and overall industry and market conditions.  The Company concluded that the fair value of each reporting unit was in excess of its carrying value and goodwill was not impaired as of December 27, 2015.

The Company will continue to monitor key assumptions and other factors utilized in its December 27, 2015 interim goodwill impairment analysis.

There were no impairments of goodwill during the three and nine months ended March 27, 2016 and March 29, 2015.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of March 27, 2016			As of June 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,773	$(706)	$3,067	$3,773	$(527)	$3,246
Customer relationships	24,077	(5,419)	18,658	24,077	(3,613)	20,464
Non-compete agreements and other	3,642	(1,457)	2,185	3,642	(911)	2,731
Total	$31,492	$(7,582)	$23,910	$31,492	$(5,051)	$26,441

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $0.8 million and $0.9 million for identifiable intangible assets for the three months ended March 27, 2016 and March 29, 2015, respectively, and $2.5 million and $2.6 million for the nine months ended March 27, 2016 and March 29, 2015, respectively.  Patents and tradenames, customer relationships, and non-compete agreements and other are amortized over their weighted average useful lives of approximately 13.5 years, 10.8 years, and 5.0 years, respectively.  Estimated future amortization expense for the next five years as of March 27, 2016, is as follows (in thousands):

Fiscal Years	Amount
Remainder of 2016	$844
2017	3,375
2018	3,375
2019	3,191
2020	2,643
Thereafter	10,482
Total	$23,910

There were no impairments of long-lived assets during the three and nine months ended March 27, 2016 and March 29, 2015.

NOTE 6 – Accrued Escrow Obligations

On April 7, 2014, the Company acquired the membership interests of Advance Tooling Concepts, LLC (“ATC”) for approximately $24.3 million, of which: (i) $21.9 million was paid in cash and (ii) $2.4 million, consisting of 233,788 newly issued shares of common stock of the Company, was to be held in escrow for a period of 12 months (“ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of a working capital adjustment.  In October 2015, the Company entered into an agreement to settle and terminate the ATC Escrow in cash.  The cash settlement has been accrued in current and long-term liabilities.  The ATC Escrow shares were returned to the Company and retired in February 2016.

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding, LLC for approximately $26.8 million, of which:  (i) $24.2 million was paid in cash; and (ii) $2.6 million, consisting of 172,450 newly issued shares of common stock of the Company, was to be held in escrow for a period of 18 months (“Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  The Company has determined the common stock issued is mandatorily redeemable and has therefore recorded $2.6 million as a current liability in the accompanying balance sheets.  In August 2015, and in connection with the decline in the Company’s stock price since the date of acquisition, the Company issued 499,176 additional shares for security of the escrow.  The Company is in the process of finalizing the settlement of the Kecy Escrow.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	March 27, 2016	June 30, 2015
Senior secured revolving commitment	$8,560	$7,560
Senior secured term loan	19,549	22,924
Senior secured delayed draw term loan	6,625	7,482
Subordinated term loan	20,000	20,000
Total debt	54,734	57,966
Less: Senior secured term loan, current portion	(3,373)	(4,781)
Less: Senior secured delayed draw term loan, current portion	(1,127)	(1,214)
Non-current portion	$50,234	$51,971

Amended & Restated Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $90.0 million, five-year Amended and Restated Credit Agreement with Citizens Bank, N.A. and Capital One, National Association (“Amended & Restated Credit Agreement”), which amended and restated in its entirety the Company's prior credit facility entered into April 7, 2014 and amended June 25, 2014.

Borrowings under the credit facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate Loans will bear interest at the fluctuating rate per annum equal to: (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizens Bank’s own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to the ICE Benchmark Administration LIBOR Rate plus the Applicable Rate.  The Applicable Rate will be adjusted quarterly, based on the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the credit facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  On March 27, 2016, the interest rate on borrowings under the Amended & Restated Credit Agreement was approximately 4.4%.

On December 23, 2014, the parties to the Amended & Restated Credit Agreement entered into a first amendment (“Citizens First Amendment”) to make technical corrections and to clarify, among other matters, that mandatory prepayments of the loans will not be required in connection with any issuance of equity interests of the Company, depending on the Company’s senior leverage ratio, and the proceeds are used to finance a permitted acquisition or other permitted investments or finance consolidated capital expenditures.

On April 8, 2015, the Company prepaid a portion of the principal outstanding under the Amended & Restated Credit Agreement with net proceeds from a registered public offering of common stock.  On May 11, 2015, as a result of the prepayment, the Company entered into the Limited Waiver and Second Amendment to the Amended & Restated Credit Agreement (“Citizens Second Amendment”).  Under the terms of the Citizens Second Amendment, the lenders agreed to waive the Company’s non-compliance with certain covenants and agreed to exclude from the fixed charge coverage calculation scheduled principal payments on indebtedness for the fiscal quarters ended March 29, 2015 and June 30, 2015.

On March 29, 2016, the Company entered into a third amendment to the Amended & Restated Credit Agreement, which required the Company to prepay a portion of the principal outstanding under the Amended and Restated Credit Agreement with the net proceeds received from a recent borrowing by the Company’s Hungarian subsidiary (described below under “Loan Contract”).

On April 20, 2016, the Company entered into a fourth amendment to the Amended & Restated Credit Agreement (“Citizens Fourth Amendment”) to modify certain terms including:

(1)	Allows for the exclusion from the fixed charge coverage ratio $1.3 million of certain federal and state taxes paid related to prior years, effective March 27, 2016;
(2)	Modifies the minimum fixed charge coverage ratio, maximum total leverage ratio and maximum senior leverage ratio in line with the Company’s current financial expectations, effective March 27, 2016;
(3)	Reduces mandatory principal payments for the remainder of the Amended and Restated Credit Agreement term;

(4)

Adjusts mandatory prepayments that will be required upon the completion of asset sales or sale leaseback transactions, with the amount of prepayments to be determined based upon achievement of certain leverage ratios; and

(5)	Establishes mandatory prepayments on December 15, 2016, to be calculated and based upon a percentage of the principal outstanding as of such date.

The Amended & Restated Credit Agreement requires us to comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios in certain situations and maintaining insurance coverage.  As of March 27, 2016, the Company was in compliance with its debt covenants under the Amended & Restated Credit Agreement.

Subordinated Term Loan Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $20.0 million, five-year Subordinated Term Loan Credit Agreement (“Subordinated Loan Agreement”) with McLarty Capital Partners SBIC, L.P. (“McLarty”), which bears interest at 11% annually.  Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% annually.  The proceeds were used to repay certain outstanding loans under the Company’s previous credit facility.  McLarty is indirectly a related party to one of the officers and directors of the Company; therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

On December 29, 2014, the Company entered into an amendment to the Subordinated Loan Agreement (“McLarty First Amendment”) to clarify, among other matters, that mandatory prepayments of the subordinated loans will not be required in connection with any issuance of equity interests of the Company, depending on the Company’s senior leverage ratio, and the proceeds are used to finance a permitted acquisition or other permitted investments or finance consolidated capital expenditures.

On April 20, 2016, the Company entered into a second amendment to the Subordinated Loan Agreement (“McLarty Second Amendment”) to modify certain terms including:

(1)	Allows for the exclusion from the fixed charge coverage ratio $1.3 million of certain federal and state taxes paid related to prior years, effective March 27, 2016;
(2)	Modifies the minimum fixed charge coverage ratio and maximum total leverage ratio in line with the Company’s current financial expectations, effective March 27, 2016; and
(3)

Establishes mandatory prepayments that will be required upon the completion of asset sales or sale-leaseback transactions, with the amount of the prepayments to be determined based upon achievement of certain leverage ratios.

The Subordinated Loan Agreement has been subordinated to the Amended & Restated Credit Agreement pursuant to a First Lien Subordination Agreement.  The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants, negative covenants, and prepayment terms that are substantially similar to those contained in the Amended and Restated Credit Agreement described above.

As of March 27, 2016, the Company was in compliance with its debt covenants under the Subordinated Credit Facility.

Loan Contract

On March 23, 2016, AFT-Hungary Kft. (“AFT Hungary”), a wholly owned subsidiary of the Company, entered into a Loan Contract with Erste Bank Hungary Zrt. in an amount equal to €4.0 million (“Loan Contract”).  The initial funding of €4.0 million drawn on the Loan Contract occurred on March 31, 2016.  Approximately $3.0 million of the net proceeds from the Loan Contract were used to partially repay obligations outstanding under the Amended & Restated Credit Agreement, with the remaining net proceeds to be used for capital expenditures and other investments to facilitate the export of goods and services provided by AFT Hungary.

The loan matures on March 7, 2021, and bears interest at a fixed rate of 0.98% per annum.  The Company is required to make semi-annual principal payments in an amount equal to approximately €400,000 along with monthly interest payments.  The Loan Contract is secured by certain of AFT Hungary’s assets, including the real estate and selected machinery and equipment located in Retsag, Hungary.

Future Debt Payments

The following schedule represents the Company’s future debt payments as of March 27, 2016 (in thousands):

2016 (1)	$1,000
2017	5,000
2018	6,000
2019 (2)	22,734
2020	20,000
Total	$54,734

(1)	Represents long-term debt principal payments for the three month period ending June 30, 2016.
(2)	Amount includes $8.6 million for the senior secured revolving commitment.

NOTE 8 – Income Taxes

On March 27, 2016 and June 30, 2015, the income tax receivable was $1.9 million and $0.6 million, respectively, which is included in other current assets.  The increase in the income tax receivable during the nine months ended March 27, 2016, was primarily associated with research and development tax credits and net operating loss carrybacks.

The Company had unrecognized tax benefits for uncertain tax positions of $1.1 million and $0.9 million on March 27, 2016 and June 30, 2015, respectively, which are included in deferred income tax liabilities.  The increase in the unrecognized tax benefits during the nine months ended March 27, 2016, was primarily associated with U.S. Federal tax credits from a completed research and development study.

NOTE 9 – Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 905,414 shares of common stock, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations. As these escrow shares are expected to be returned to the Company, the escrow shares have been excluded from the basic and diluted earnings per share computations.  In February 2016, the 233,788 shares of common stock previously issued for the ATC acquisition were returned to the Company and retired.  As a result of the Company’s net losses for the three and nine months ended March 27, 2016, potentially dilutive stock options of approximately 253,718 were considered anti-dilutive and were excluded from the computation of diluted earnings per share.  For the three and nine months ended March 29, 2015, the Company had no outstanding equity awards or other potentially dilutive securities; therefore, there was no computation of dilutive securities.

NOTE 10 – Share-Based Compensation

In November 2015, the Company’s stockholders approved the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan (“2015 Plan”), which is administered by the Compensation Committee (“Committee”) of the Board of Directors.  The 2015 Plan reserves for issuance a total of 950,000 shares of common stock, which may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, or other types of awards as authorized under the plan.  As of March 27, 2016, there were approximately 183,825 shares of common stock available to be granted under the 2015 Plan.  In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of common stock at the date of grant.  The Committee determines the vesting conditions of awards; however, the performance period for an award subject to the satisfaction of performance measures may not exceed five years.  The 2015 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

A summary of stock option activity under the 2015 Plan as of March 27, 2016 is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Term (in years)
Outstanding as of June 30, 2015	-	-	-
Granted	766,175	$1.51	6.80
Outstanding as of March 27, 2016	766,175	$1.51	6.80
Vested and exercisable as of March 27, 2016	114,950	$1.51	6.80
Vested and expected to vest as of March 27, 2016	629,513

Options granted during the three month period ending March 27, 2016 have contractual lives of seven years.  The weighted-average grant date fair value of options granted during the three months ended March 27, 2016 was $0.98.  The total fair value of shares vested during the three months ended March 27, 2016 was $0.1 million.

Determining Fair Value

The Company estimates the fair value of stock options granted using the Black-Scholes method.  The assumptions used to determine the value of the Company’s stock options granted to employees during the three month period ended March 27, 2016 were as follows:

Expected term	4.50	-	4.75	years
Expected volatility	84.0%	-	85.1%
Expected dividend yield	-%
Risk-free interest rate	1.37%	-	1.41%

Expected Term – The expected term represents the period of time the options are expected to be outstanding.  The Company uses the simplified method, as permitted by the SEC, to calculate the expected term, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life in years. The simplified method is calculated as the average of the time-to-vesting and the contractual life of the options.

Expected Volatility – Expected volatility is based on the historical volatility of the Company’s common stock, which we believe will be indicative of future experience.

Expected Dividends – The Company has never paid dividends on its common stock and currently does not intend to do so in the near term, and accordingly, the dividend yield percentage is zero.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected term of the stock option granted.

Share-Based Compensation Expense

Compensation expense recognized during the three and nine month periods ended March 27, 2016 was $0.1 million, and is included in selling, general and administrative expense.  As of March 27, 2016, there was $0.5 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.8 years.  The Company estimated expected forfeitures and is recognizing compensation expense only for those option grants expected to vest.  The Company’s estimate of forfeitures may be adjusted throughout the requisite service period based on the extent to which actual forfeitures differ, or are likely to differ, from the Company’s previous estimates.  At the end of the service period compensation cost will have been recognized only for those awards for which the employee has provided the requisite service.

NOTE 11 – Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through August 31, 2019, which contain various renewal options.  The Company also leases equipment under non-cancellable capital lease agreements expiring through June 30, 2024.  The capital leases have interest rates ranging from 3.0% to 5.8%.

During the nine months ended March 27, 2016, the Company entered into several long-term equipment operating leases totaling approximately $2.3 million and expiring at various dates through fiscal year 2021 with optional renewal periods.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of March 27, 2016, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

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

•	The Flanges and Fittings Group consists of General Flange & Forge LLC (“GF&F”). GF&F provides custom machining solutions and special flange facings.

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

Summarized segment information for the three and nine month periods ended March 27, 2016 and March 29, 2015 is as follows (in thousands):

	Three months ended		Nine months ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Sales:
Precision Components Group	$19,059	$21,348	$55,291	$65,124
3DMT Group	5,701	4,675	15,905	12,526
Flanges and Fittings Group	1,244	1,366	3,565	4,411
Wireless Group	497	475	1,257	1,607
Consolidated sales	$26,501	$27,864	$76,018	$83,668

Operating costs:
Precision Components Group	$16,855	$18,649	$51,013	$56,952
3DMT Group	6,142	5,034	16,643	13,695
Flanges and Fittings Group	1,115	1,251	3,187	3,925
Wireless Group	404	417	1,031	1,587
Consolidated operating costs	$24,516	$25,351	$71,874	$76,159

Segment operating income (loss):
Precision Components Group	$2,204	$2,699	$4,278	$8,172
3DMT Group	(441)	(359)	(738)	(1,169)
Flanges and Fittings Group	129	115	378	486
Wireless Group	93	58	226	20
Corporate (1)	(1,200)	(780)	(2,779)	(3,011)
Total segment operating income	$785	$1,733	$1,365	$4,498

Other non-operating (expense) income	(23)	128	71	117
Interest expense, net	(1,107)	(1,466)	(3,374)	(3,600)
Non-operating expense	(1,130)	(1,338)	(3,303)	(3,483)
Consolidated (loss) income before income taxes and non-controlling interest	$(345)	$395	$(1,938)	$1,015

(1)Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of director’s fees.

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Nine months ended
	March 27,	March 29,	March 27,	March 29,
Customer	2016	2015	2016	2015
1 (a)	11.0%	8.1%	9.8%	8.1%
2 (b)	11.2%	* %	9.3%	* %
3 (a)	8.6%	10.2%	8.9%	9.5%
4 (a)	7.9%	5.9%	7.7%	7.4%
5 (a)	5.8%	6.5%	5.9%	5.2%
6 (a)	* %	6.3%	* %	5.2%
Total	44.5%	37.0%	41.6%	35.4%

*     Customer represented less than 5% of sales for the periods presented.

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our 3DMT Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
	March 27,	June 30,
Customer	2016	2015
1	13.3%	9.0%
2	9.5%	6.2%
3	** %	7.0%
4	7.8%	** %
5	** %	** %
6	** %	5.5%
Total	30.6%	27.7%

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

Results of Operations – Three and Nine Months Ended March 27, 2016 and March 29, 2015

The following tables summarize our sales and gross profit for the periods indicated, by reporting segment (in thousands):

	Three Months Ended
	March 27, 2016		March 29, 2015
	Amount	Percent of total	Amount	Percent of total
Sales:
Precision Components Group	$19,059	71.9%	$21,348	76.6%
3DMT Group	5,701	21.5%	4,675	16.8%
Flanges and Fittings Group	1,244	4.7%	1,366	4.9%
Wireless Group	497	1.9%	475	1.7%
Total	$26,501	100.0%	$27,864	100.0%

Gross profit:
Precision Components Group	$4,478	78.4%	$4,908	78.1%
3DMT Group	735	12.9%	902	14.4%
Flanges and Fittings Group	323	5.7%	314	5.0%
Wireless Group	176	3.1%	158	2.5%
Total	$5,712	100.0%	$6,282	100.0%

	Nine Months Ended
	March 27, 2016		March 29, 2015
	Amount	Percent of total	Amount	Percent of total
Sales:
Precision Components Group	$55,291	72.7%	$65,124	77.8%
3DMT Group	15,905	20.9%	12,526	15.0%
Flanges and Fittings Group	3,565	4.7%	4,411	5.3%
Wireless Group	1,257	1.7%	1,607	1.9%
Total	$76,018	100.0%	$83,668	100.0%

Gross profit:
Precision Components Group	$10,866	73.3%	$15,222	77.5%
3DMT Group	2,546	17.2%	2,863	14.6%
Flanges and Fittings Group	975	6.6%	1,111	5.6%
Wireless Group	430	2.9%	456	2.3%
Total	$14,817	100.0%	$19,652	100.0%

Sales

For the Three Months Ended March 27, 2016 Compared to the Three Months Ended March 29, 2015

Sales during the three month period ended March 27, 2016, totaled $26.5 million, representing a decrease of $1.4 million, or 4.9%, from $27.9 million during the three month period ended March 29, 2015.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $19.1 million during the three month period ended March 27, 2016, representing a decrease of approximately $2.2 million, or 10.7%, as compared with sales of $21.3 million in the prior year period.  The decrease in sales was primarily due to lower MIM sales of $1.4 million and lower metal stamping sales of $1.0 million.  MIM sales decreased as a result of a decline in sales to our European automotive customers as well as lower sales in the U.S. primarily related to our medical, aerospace and consumer products customers.  Metal stamping sales decreased primarily due to lower prices for steel and scrap.

•

3DMT Group sales were $5.7 million during the three month period ended March 27, 2016, representing an increase of approximately $1.0 million, or 21.9%, as compared with sales of $4.7 million in the prior year period.  The increase in sales was primarily due to higher molding sales of $1.4 million, and higher 3D printing sales of $0.2 million, partially offset by lower tooling sales of $0.5 million.

•

Flanges and Fittings Group sales were $1.2 million during the three month period ended March 27, 2016, representing a decrease of approximately $0.2 million, or 9.0%, as compared with sales of $1.4 million in the prior year period.  The decrease was primarily due to lower sales to customers in the oil and gas industry and increased competition.

•	Wireless Group sales were $0.5 million during the three month periods ended March 27, 2016 and March 29, 2015.

For the Nine Months Ended March 27, 2016 Compared to the Nine Months Ended March 29, 2015

Sales during the nine month period ended March 27, 2016, totaled $76.0 million, representing a decrease of $7.7 million, or 9.1%, from $83.7 million during the nine month period ended March 29, 2015.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $55.3 million during the nine month period ended March 27, 2016, representing a decrease of approximately $9.8 million, or 15.1%, as compared with sales of $65.1 million in the prior year period.  The decrease in sales was primarily due to lower MIM sales of $6.7 million, generally the result of a decline in sales to our European automotive customers as well as lower sales in the U.S. primarily related to our medical, aerospace and consumer products customers.  Metal stamping sales decreased $2.7 million primarily due to lower prices for steel and scrap.

•

3DMT Group sales were $15.9 million during the nine month period ended March 27, 2016, representing an increase of approximately $3.4 million, or 27.0%, as compared with sales of $12.5 million in the prior year period.  The increase in sales was due to higher molding sales of $3.9 million, and higher 3D printing sales of $0.5 million, partially offset by lower tooling sales of $1.0 million.

•

Flanges and Fittings Group sales were $3.6 million during the nine month period ended March 27, 2016, representing a decrease of approximately $0.8 million, or 19.2%, as compared with sales of $4.4 million in the prior year period.  The decrease was primarily due to lower sales to customers in the oil and gas industry and increased competition.

•

Wireless Group sales were $1.3 million during the nine month period ended March 27, 2016, as compared with sales of $1.6 million in the prior year period.  The decrease was primarily due to increased competition in the frequency space in which our products are used.

Gross Profit

Gross profit is affected by a number of factors including product mix, cost of labor and raw materials, unit volumes, pricing, competition, new products and services as a result of acquisitions and new customer programs, and capacity utilization.  In the case of acquisitions and new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead.  Gross margin often improves as manufacturing volumes increase, which improves our utilization rates and overhead absorption.  As a result of these various factors, our gross margin varies from period to period.

For the Three Months Ended March 27, 2016 Compared to the Three Months Ended March 29, 2015

On a consolidated basis gross profit was $5.7 million during the three month period ended March 27, 2016, representing a decrease of approximately $0.6 million, or 9.1%, as compared with gross profit of $6.3 million in the prior year period.  Gross margin decreased to 21.6% in the three month period ended March 27, 2016, compared with 22.5% in the three month period ended March 29, 2015.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $4.5 million during the three month period ended March 27, 2015, representing a decrease of approximately $0.4 million, or 8.8%, as compared with gross profit of $4.9 million in the prior year period.  Gross margin increased to 23.5% in the three month period ended March 27, 2016, compared with 23.0% in the three month period ended March 29, 2015.  The primary reason for the decrease in gross profit was due to lower production volume at our MIM facilities in Hungary and Florida, as well as lower prices for steel and scrap at our metal stamping facilities.  The primary reason for the increase in gross margin was due to increased production and improved efficiency at our MIM facility in Colorado.

•

3DMT Group gross profit was $0.7 million during the three month period ended March 27, 2016, representing a decrease of $0.2 million, or 18.5%, as compared with gross profit of $0.9 million in the prior year period.  Gross margin decreased to 12.9% in the three month period ended March 27, 2016, compared with 19.3% in the three month period ended March 29, 2015.  The primary reasons for the decreases in gross profit and gross margin were lower tooling sales and lower margins on molding and tooling sales due to higher material costs, labor costs, and contracting costs as we are building more complex products.

•	Flanges and Fittings Group gross profit was $0.3 million during the three month periods ended March 27, 2016 and March 29, 2015.

•	Wireless Group gross profit was $0.2 million during the three month periods ended March 27, 2016 and March 29, 2015.

For the Nine Months Ended March 27, 2016 Compared to the Nine Months Ended March 29, 2015

On a consolidated basis gross profit was $14.8 million during the nine month period ended March 27, 2016, representing a decrease of approximately $4.9 million, or 24.6%, as compared with gross profit of $19.7 million in the prior year period.  Gross margin decreased to 19.5% in the nine month period ended March 27, 2016, compared with 23.5% in the nine month period ended March 29, 2015.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $10.9 million during the nine month period ended March 27, 2016, representing a decrease of approximately $4.3 million, or 28.6%, as compared with gross profit of $15.2 million in the prior year period.  Gross margin decreased to 19.7% in the nine month period ended March 27, 2016, compared with 23.4% in the nine month period ended March 29, 2015.  The primary reasons for the decrease in gross profit were lower production volume and decreased factory utilization at our MIM facilities resulting in a decrease in gross profit of $2.7 million, as well as lower prices for steel at our metal stamping facilities resulting in a decrease in gross profit of $1.3 million.

•	3DMT Group gross profit was $2.5 million during the nine month period ended March 27, 2016,

representing a decrease of $0.4 million, or 11.1%, as compared with gross profit of $2.9 million in the prior year period.  Gross margin decreased to 16.0% in the nine month period ended March 27, 2016, compared with 22.9% in the nine month period ended March 29, 2015.  The primary reasons for the decreases in gross profit and gross margin were lower tooling sales and lower margins on molding and tooling sales due to higher material costs, labor costs, and contracting costs as we are building more complex products.

•

Flanges and Fittings Group gross profit was $1.0 million during the nine month period ended March 27, 2016, representing a decrease of $0.1 million, or 12.3%, as compared with gross profit of $1.1 million in the prior year period.  Gross margin increased to 27.4% in the nine month period ended March 27, 2016, compared with 25.2% in the nine month period ended March 29, 2015.  The primary reason for the increase in gross margin was lower cost of materials from certain non-recurring refunds of duties.

•

Wireless Group gross profit was $0.4 million during the nine month period ended March 27, 2016 representing a decrease of $0.1 million, or 5.7%, as compared with gross profit of $0.5 million in the prior year period.   Gross margin increased to 34.2% in the nine month period ended March 27, 2016, compared with 28.4% in the nine month period ended March 29, 2015.   The primary reason for the increase in gross margin was a charge in the prior year for obsolete inventory.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended March 27, 2016 and March 29, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) totaled $4.9 million, or 18.6% of sales, during the three month period ended March 27, 2016, compared with $4.5 million, or 16.3% of sales, during the three month period ended March 29, 2015.  SG&A totaled $13.5 million, or 17.7% of sales, during the nine month period ended March 27, 2016, compared with $15.0 million, or 17.9% of sales, during the nine month period ended March 29, 2015.  The increase in SG&A expense during the three month period ended March 27, 2016 was primarily due to higher labor related costs of $0.3 million and higher outside service fees of $0.3 million.  The decrease in SG&A expense during the nine month period ended March 27, 2016, was primarily due to lower labor related costs of $0.5 million and a reduction in professional services of $0.4 million.

Interest Expense, Net

Interest expense, net was $1.1 million and $1.5 million during the three month periods ended March 27, 2016 and March 29, 2015 and was $3.4 million and $3.6 million during nine month periods ended March 27, 2016 and March 29, 2015.  The changes in expense were partially the result of our repayment of a portion of our debt outstanding, including: (i) prepaying a portion of the principal outstanding under our Amended & Restated Credit Agreement (also referred to herein as our “Senior Credit Facility”) with approximately $15.5 million in proceeds from the sale of shares of ARC common stock in April 2015; and (ii) net principal payments totaling approximately $6.9 million over the period from July 2014 through March 2016.

Income Tax Benefit (Expense)

Income tax benefit was $0.6 million (29.2% effective tax rate) for the nine month period ended March 27, 2016, compared to income tax expense of $0.4 million (34.6% effective tax rate) for the nine month period ended March 29, 2015.

The primary reason for the tax benefit in the nine month period ended March 27, 2016 was our net loss.  The decrease in the effective tax rate for the nine month period ended March 27, 2016 primarily resulted from an adjustment to the valuation allowance against our net deferred tax assets, available operating loss and tax credit carrybacks for refunds of taxes previously paid and future reversals of taxable temporary differences.

Liquidity and Capital Resources

As of March 27, 2016, we had cash and cash equivalents of $2.9 million.  We anticipate our cash on hand and cash flows from operations will be sufficient to finance our operations for the next twelve months.  In order to provide additional liquidity in the future and to help support our strategic goals, we have a senior secured revolving loan, with a current borrowing capacity of $20.0 million.  After consideration of $8.6 million of borrowings outstanding, our remaining borrowing capacity was $11.4 million at March 27, 2016.  Any additional borrowings under the senior secured revolving loan are subject to compliance with the terms of our Amended and Restated Credit Agreement.

Cash held in financial institutions outside the United States totaled $0.7 million and $1.5 million as of March 27, 2016 and June 30, 2015, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a tax obligation should we decide to repatriate these funds.

Operating Activities

Net cash provided by operating activities was $3.8 million for the nine months ended March 27, 2016, compared to $1.5 million of cash provided by operating activities for the nine months ended March 29, 2015.  The $2.3 million increase in cash provided was primarily attributable to decreased uses of working capital of $4.0 million, partially offset by lower earnings of $2.0 million.

Investing Activities

Net cash used in investing activities was $1.9 million for the nine months ended March 27, 2016, compared to $4.2 million for the nine months ended March 29, 2015.  The decrease in cash used was primarily due to the completion of the expansion of our MIM production facilities in Colorado.

Financing Activities

Net cash used in financing activities was $3.9 million in the nine months ended March 27, 2016, compared to cash used of $2.5 million in the nine months ended March 29, 2015, primarily due to higher net payments on our long-term debt and capital lease obligations.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 7, Debt, to our condensed consolidated financial statements in Part I, Item 1 to this Report incorporated herein by reference thereto.  See Note 8, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for more information about our long-term debt.

The descriptions of the Amended & Restated Credit Agreement and the Subordinated Term Loan Agreement (together, our “Credit Facilities”) do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

Financial Ratio Covenants

The terms and conditions of the Credit Facilities require us to comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios in certain situations and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations.  If we were to default on the credit agreements or other debt instruments, our financial condition would be adversely affected.

Non-compliance by us with any of the covenants would constitute events of default under both of the Credit Facilities pursuant to cross-default provisions and could result in acceleration of payment obligations for all outstanding principal and interest for loans made under both of the Credit Facilities, unless such defaults were waived or subject to forbearance by the respective creditors.

Senior Credit Facility Financial Ratios.  Our Senior Credit Facility contains financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  We may not permit the Minimum Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to be less than the ratio set forth opposite such period in the table below.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash (other than certain federal and state taxes excluded under the Citizens Fourth Amendment); to (b) fixed charges, all calculated on a consolidated basis in accordance with GAAP.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.05:1.00
March 26, 2017 through September 23, 2017	1.10:1.00
September 24, 2017 through March 24, 2018	1.15:1.00
March 25, 2018 through September 29, 2018	1.20:1.00
September 30, 2018 and thereafter	1.25:1.00

The summary calculations of our Senior Credit Facility Fixed Charge Coverage Ratio as of March 27, 2016 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$13,070
Less unfinanced portion of capital expenditures	(2,492)
Less expense for taxes paid in cash	(281)
Coverage Amount (a)	$10,297
Fixed Charges (b)	$9,305
Fixed Charge Coverage Ratio (a:b)	1.11:1.00

Maximum Total Leverage Ratio.  We may not permit the Maximum Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Maximum Total Leverage Ratio is defined as the ratio of (a) our funded indebtedness, consisting of our Revolving Loan, Term Loan, Delayed Draw Term Loan, Senior Subordinated Debt, and capital lease obligations, net of cash on hand, and its subsidiaries as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.25:1.00
September 25, 2016 through December 24, 2016	4.75:1.00
December 25, 2016 through March 25, 2017	4.25:1.00
March 26, 2017 through June 29, 2017	4.00:1.00
June 30, 2017 through September 23, 2017	3.75:1.00
September 24, 2017 and thereafter	3.50:1.00

The summary calculation of our Senior Credit Facility Maximum Total Leverage Ratio as of March 27, 2016, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$57,725
Consolidated EBITDA (b)	$13,070
Maximum Total Leverage Ratio (a:b)	4.42:1.00

Maximum Senior Leverage Ratio.  We may not permit the Maximum Senior Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Senior Leverage Ratio means the ratio of (a) our funded indebtedness, less the aggregate amount of our junior financing included therein as of such date; to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Senior Leverage Ratio
March 27, 2016 through September 24, 2016	3.50:1.00
September 25, 2016 through December 24, 2016	3.00:1.00
December 25, 2016 through March 25, 2017	2.50:1.00
March 26, 2017 and thereafter	2.25:1.00

The summary calculation of our Senior Credit Facility Maximum Senior Leverage Ratio as of March 27, 2016, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness	$57,725
Less aggregate amount of junior financing	(20,000)
Senior Leverage Amount (a)	$37,725
Consolidated EBITDA (b)	$13,070
Senior Leverage Ratio (a:b)	2.89:1.00

Subordinated Loan Agreement Financial Ratios.  Our Subordinated Loan Agreement contains the following financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  We may not permit the Minimum Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to be less than the ratio set forth opposite such period in the table below.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash (other than certain federal and state taxes excluded under the McLarty Second Amendment); to (b) fixed charges, all calculated on a consolidated basis in accordance with GAAP.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.00:1.00
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of March 27, 2016 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$13,070
Less unfinanced portion of capital expenditures	(2,492)
Less expense for taxes paid in cash	(281)
Coverage Amount (a)	$10,297
Fixed Charges (b)	$9,305
Fixed Charge Coverage Ratio (a:b)	1.11:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.50:1.00
September 25, 2016 through December 24, 2016	5.00:1.00
December 25, 2016 through March 25, 2017	4.50:1.00
March 26, 2017 through June 29, 2017	4.25:1.00
June 30, 2017 through September 23, 2017	4.00:1.00
September 24, 2017 and thereafter	3.50:1.00

The summary calculations of our Subordinated Loan Agreement Total Leverage Ratio as of March 27, 2016, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$57,725
Consolidated EBITDA (b)	$13,070
Maximum Total Leverage Ratio (a:b)	4.42:1.00

Compliance with Financial Ratio Covenants

As of March 27, 2016, we were in compliance with our debt covenants under our Senior Credit Facility.

As of March 27, 2016, we were in compliance with our debt covenants under our Subordinated Loan Agreement.

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

Fixed Charges consist of interest payments, principal payments on our debt, and capital lease payments for the prior four quarters.

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	March 27, 2016
Net loss	$(1,900)
Interest expense, net	4,622
Income taxes	592
Depreciation and amortization	9,567
Transaction related expenses (1)	90
Other non-recurring expenses (2)	99
Consolidated EBITDA (3)	$13,070

(1)	Transaction related expenses relate to legal fees incurred to amend certain debt agreements.
(2)	Other non-recurring expenses primarily consist of professional fees related to acquisitions and severance payments.
(3)

Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of March 27, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain.  Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  For a discussion of our critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in our Form 10-K for the fiscal year ended June 30, 2015.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 27, 2016, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

We previously reported material weaknesses that were identified as of June 30, 2015 relating to the design and operating effectiveness of our internal controls over the accounting for taxation from operations in the British Virgin Islands and our information technology and accounting infrastructure was inadequate, which could result in the failure to perform timely and effective reviews at a precision necessary to identify a material error.

Changes in Internal Control over Financial Reporting

To address the material weakness associated with our income tax obligation, remediation actions taken in fiscal year 2016 include:

•	Assessed the U.S. and foreign tax requirements for our foreign subsidiaries to ensure our obligations are being properly recorded and reported.
•	Liquidated our subsidiary in the British Virgin Islands during the third quarter of fiscal year 2016.

The material weakness associated with our income tax obligation has been remediated at March 27, 2016.

To address the material weaknesses associated with our information technology and accounting infrastructure, remediation actions taken in fiscal year 2016 include:

•	Implemented a new enterprise resource planning system at ATC that went live in April 2016;
•	Began a process to upgrade to the latest version of the enterprise resource planning system used at AFT;

•	Documented, reviewed, and circulated our information technology policies and procedures to appropriate Company personnel;
•	Reviewed our access and change management processes and implemented additional controls;
•	Evaluated segregation of duties and implemented additional controls
•	Improved the effectiveness over the preparation and review of account reconciliations;
•	Outsourced administration of our stock option plan to a third party service provider during the third quarter of fiscal year 2016.

The audit committee directed management to implement remediation measures and is monitoring their implementation.  Certain remediation measures will extend into fiscal year 2017.  In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and other procedures that will be implemented will largely remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.  However, the implementation of certain mitigating processes and procedures, particularly at our smaller subsidiaries, is dependent on certain factors, including, but not limited to, our financial performance.  Management is committed to continuous improvement of our internal control processes and will continue to evaluate and work to improve internal control over financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended March 27, 2016, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 5.  Other Information

At the Company’s annual meeting of shareholders held on January 16, 2015, the ARC Group Worldwide, Inc. 2015 Employee Stock Purchase Plan (the “Plan”) was adopted and approved by the shareholders.  In March 2016, the Compensation Committee of the Board determined to initiate and implement the Plan commencing August 1, 2016.  The Compensation Committee also amended its prior policy regarding eligibility for participation in the Plan that will now authorize and permit highly compensated employees of the Company (including, without limitation, the Chief Executive Officer and the Chief Financial Officer) to participate in the Plan.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan Contract between Erste Bank Hungary Zrt. and AFT Hungary-Kft. dated as of March 23, 2016.
10.2

Third Amendment, dated March 29, 2016, to the Amended and Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014.

10.3

Fourth Amendment, dated April 20, 2016, to the Amended and Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2016.

10.4

Second Amendment, dated April 20, 2016, to the Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, and McLarty Capital Partners SBIC, L.P., dated as of November 10, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 22, 2016.

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

ARC GROUP WORLDWIDE, INC.

Date: May 4, 2016	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: May 4, 2016	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Principal Financial Officer and
Principal Accounting Officer