Form 10-K
period 2016-06-30
ARC Group Worldwide, Inc.
filed 2016-09-09
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 27, 2015, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $14.8 million, based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Capital Market Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 1, 2016, there were 18,795,509 shares of the registrant’s $0.0005 par value common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2016.

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

ITEM 1. BUSINESS

Overview

ARC Group Worldwide, Inc. (referred to herein with all of its subsidiaries as the “Company” or “ARC”) is a leading, global advanced manufacturer offering a full suite of products and services to our customers, including: (i) metal injection molding (“MIM”); (ii) 3D metal and plastic printing (also referred to as “Additive Manufacturing”); (iii) precision metal stamping; (iv) traditional and clean room plastic injection molding; and (v) advanced rapid and conformal tooling.  Through our diverse product offering, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

Our mission is to accelerate the adoption of key technologies, such as automation, robotics, production software, and 3D printing, in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  Further, we seek to create innovative ways to streamline and improve the overall manufacturing process, including offering instant online quoting, in-house rapid and advanced conformal tooling, and a full suite of prototype-to-production capabilities.

More specifically, the two key pillars of our business strategy are centered on the following areas:

•

Holistic Manufacturing Solution.  The metal and plastic fabrication industries are highly fragmented sectors with numerous single-solution providers.  Given the inefficiencies associated with working with these disjointed groups, many manufacturers seek to improve their supplier base by working with more scaled, holistic providers.  Our strategy is to facilitate the consolidation and streamlining of global supply chains by offering a holistic solution to our customers’ manufacturing needs.  In particular, ARC provides a “one-stop shop” solution to our customers by offering a spectrum of highly advanced products, processes, and services, thereby delivering highly-engineered precision components at efficient production yields.

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

Our key fundamental strengths are built upon core capabilities, including:

•

Metal Injection Molding.  We are a large and well-respected MIM provider.  As a pioneer of MIM technology, and driven by our material science understanding, powder metallurgy experience, and established global facilities, we are one of the most advanced MIM operators in the marketplace.  ARC provides high-quality, complex, precise net-shape metal components to market-leading companies in numerous sectors, including the medical and dental, firearm and defense, automotive, aerospace, consumer durable, and electronic device industries.  Further, our process is highly automated, utilizing advanced robotics and automation to ensure high levels of quality and efficiency.

•

3D Printing.  We offer a variety of 3D printing solutions, with an emphasis on: (i) metal 3D printing; and (ii) rapid and advanced conformal tooling.  In general, given promising signs of growth and related barriers to entry, we believe the metal 3D printing sector to be one of the more attractive segments of the overall Additive Manufacturing industry.  Furthermore, metal 3D printing, while a complex technology still in its early stages, shares several fundamental similarities with our MIM business, thereby helping to accelerate our research and development.  Separately, our metal 3D printing capabilities enable ARC to offer a variety of new services, including rapid prototyping, rapid tooling and short-run production, helping our customers improve their product speed-to-market.  Given our established customer base, diverse metallurgy background, and scalable injection molding capabilities, we believe we are well-positioned in the industrial metal 3D printing market.

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

Our overall growth strategy is centered on:

•	driving organic improvement through the expansion and cross-selling of our core services to existing clients;
•	accelerating the adoption of our technology by new customers in traditional manufacturing markets;
•	expanding our holistic service offerings through strategic vertical and horizontal acquisitions; and
•	improving financial and operational results from the implementation of operational best practices.

Accordingly, all of our business divisions are managed consistently with this strategy in order to drive organic sales growth and operational efficiencies, while improving quality, speed, and service to our customers.

Our History

ARC was incorporated in the State of Utah on September 30, 1987.  On August 8, 2012, we acquired Advanced Forming Technologies (“AFT”), a leading provider of MIM components to a variety of industries.  AFT is comprised of two operating units, AFT-U.S. and AFT-Hungary.  Concurrently, we acquired all of the shares of Quadrant Metals Technology, LLC (“QMT”), whose subsidiaries, TeknaSeal LLC (“TeknaSeal”), FloMet LLC (“FloMet”) and General Flange & Forge (“GF&F”) provided high-quality fabricated metal components to diverse industries, among them medical and dental device, firearm and defense industries, electronic device, and the fluid handling industries, including energy.

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

Further, manufacturing technology in our industry has been rapidly evolving, creating improvements in accuracy, complexity, and the development of an increasing variety of feedstock alternatives.  We expect these trends to continue, and believe new technologies, including processing capabilities, advanced materials, and Additive Manufacturing advancements will enable us to create new and more efficient parts and services, thereby providing an excellent opportunity for long-term, future growth.

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

•

Growth Opportunity in Industrial 3D Printing.  The Additive Manufacturing industry has begun to displace certain traditional manufacturing technologies, and we believe this trend may continue.  In particular, the industrial metal 3D printing service sector could outpace growth in the overall Additive Manufacturing industry given associated cost and production efficiencies, particularly in the aerospace, firearm and defense, and medical and dental industries.

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

Competitive Strengths

We believe our competitive strengths include:

•

Leading Market Position in MIM, with High Barriers to Entry.  We believe we are one of the largest companies in the fragmented global MIM industry.  Further, we believe our unique, proprietary production processes, longstanding customer relationships, well-established industry reputation, investments in sophisticated technologies, including robotics, 3D printing, plastic injection molding, RapidMIM, and prototyping, and track record for quality products and services provide us with a competitive advantage over other market participants.  Additionally, we have made a sizeable capital investment in MIM machinery, as well as the software and other complementary services necessary to maintain and grow our business.  We believe there are a limited number of other market participants of comparable size and experience, with the vast majority of competitors substantially smaller in size, scale, capabilities, and expertise.  We believe that the development of high-quality, commercially scalable MIM production would require any new competitors to invest significant capital and years of research and development before being able to commercially compete with us, thereby resulting in high barriers to entry for any new participants in the industry.

•

Metal 3D Printing Part Production.  Due to the complementary nature of the MIM process and metal 3D printing, in the second quarter of fiscal 2014, we established our 3DMT Group segment, which consists of our legacy tooling product line, Advance Tooling Concepts that was acquired in April 2014, and greenfield 3D printing and scanning operations.  We believe we are one of the few companies well-positioned to utilize technologies associated with the emerging metal 3D printing industry.  Further, while Additive Manufacturing is still in its infancy, barriers to entry remain high, principally due to the demands of properly understanding and applying associated technology, as well as scaling and building such a business.  Experience working with metal powder and producing complex metal components is critical to making quality, production-capable metal 3D parts.  3D printing services are a relatively new offering for us and currently represents a small portion of our business; however, we believe our experience and ancillary know-how are material competitive advantages to significantly grow this area of our operations during the foreseeable future.

•

Early Adoption of Advanced Manufacturing Technologies.  In addition to our 3D printing initiatives, we believe our adoption and implementation of other advanced manufacturing technologies, such as robotics, RapidMIM, rapid tooling, and instant online quoting, are key competitive advantages in the fragmented market in which we operate.  These technologies provide our customers with reduced order turnaround times and customized engineering solutions, while strengthening our customer relationships and enhancing our ability to market a broader and differentiated suite of products.  We believe our capital investment and collective experience with these technologies would be difficult to replicate for smaller or limited-product-suite competitors.

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

•

Lean Manufacturing Technology and Operating Best Practices.  We manage our manufacturing operation on a decentralized basis, whereby each of our operating subsidiaries is run by a general manager.  Our general managers are often recognized experts in lean manufacturing, six sigma, automation, and general operating best practices.  We have an orientation process whereby lean-manufacturing leaders groom our rising managers and mentor them on operating efficiency and excellence.  These internal best practices are shared among our facilities and implemented when we acquire or initiate new operations.

•

Experienced Management Team.  Our Chief Executive Officer, Jason T. Young, has been integral to the strategic direction and growth of our business since he joined our Company in 2008.  Among other achievements, Mr. Young led the turnaround of the Company, taking it from an unprofitable business to the growing and profitable business it is today.  Additionally, our Chief Financial Officer, Drew M. Kelley, who joined the Company in 2013 after a longstanding tenure in the financial services industry, contributes valuable expertise by providing our Company with financial oversight, strategic direction, and complex corporate finance experience.

Business Strategy

Our business strategy focuses on growing revenues through the addition of new customers, organically increasing our “wallet share” from existing customers, developing technology to improve the manufacturing process and making strategic acquisitions to further consolidate the industry.  In order to achieve this, we are implementing the following strategic initiatives:

•

Provide Customers with Faster and Higher Quality Solutions.  We believe that a key competitive differentiator in our business is utilizing technological solutions to increase customers’ speed-to-market.  We believe our technology-enhanced service offerings, which include 3D printing, rapid tooling, online quoting, and RapidMIM, can reduce lead times and produce greater manufacturing efficiency.  We also focus on utilizing our team of engineers and production experts to engage with customers at the design phase of their product development and endeavor to have them adopt our solutions throughout the entire manufacturing process, from prototype through large-scale commercial production, in order to create a more long term partnership.

•

Cross-Sell Products and Services Across Our Customer Base.  We are able to gain greater access and better serve our customers by cross-selling our full suite of products and services.  We believe our customers are interested in new and complementary products and services our Company can offer, while at the same time valuing the simplification of their supply chains.  Consequently, we have found cross-selling provides us with a compelling symbiotic strategy for revenue growth, and we plan to continue to capitalize on cross-selling opportunities as we add products and services to our existing capabilities.

•

Expand Sales Force and Marketing.  We have a highly skilled, technically focused sales force.  Each ARC sales representative is responsible for selling our complete suite of solutions to target customers.  Traditional sales methodologies are supported and complemented by our online initiatives, as we have invested resources for improving our search engine optimization and marketing solutions.  Further, we believe that international markets present a compelling growth opportunity for our business, and we have been exploring those opportunities.

•

Increase Market Penetration of 3D Technology.  We believe Additive Manufacturing, and in particular, metal 3D printing, can create growth opportunities in traditional manufacturing.  Over the next several years, metal 3D printing could continue to displace traditional forms of metal fabrication.  Given this opportunity, ARC has made, and will continue to make, material investments in research and development in order to further develop and expand this capability.  At the same time, given their complementary attributes to our MIM business, these metal 3D printing capabilities provide opportunities to further integrate with the Company’s traditional fabrication processes.

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

•

The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, precision metal stamping, and hermetic sealing.  Industries served include medical and dental device, firearm and defense, automotive, aerospace, consumer durable, and electronic device.

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

See Note 13, Segment Information, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8 for further information on our segments.

Research and Development

Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expenses.  We spent $0.3 million and $1.2 million on R&D in fiscal years 2016 and 2015, respectively.  Our R&D personnel develop products to meet specific customer, industry, and market needs that we believe compete effectively against products distributed by other companies.

Employees

As of June 30, 2016, our global workforce, excluding contractors, totaled approximately 560 employees.  None of our U.S. employees are covered by a collective bargaining agreement.  Substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements.  Management considers its relations with all of its employees to be good.

Customer Base

Our largest customers accounted for approximately 42.4% and 30.5% of our 2016 and 2015 revenue, respectively.  The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

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

Available Information

Our corporate website address is http://www.arcgroupworldwide.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the SEC.  Such reports and other information filed by ARC with the SEC are available free of charge on our website when such reports are available on the SEC's website.  We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC.  Such disclosures will be included on the website under the heading “News” or “Investor Relations.”

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

The public may read and copy any materials filed by ARC with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The information on the websites referred above are not incorporated by reference and are not part of this Report.  Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We sell most of our products in highly fragmented and competitive prototyping and production manufacturing and 3D printing markets, including those serviced by traditional and Additive Manufacturing suppliers.  We believe that our principal challenges of competition in these markets are:

•	ability to meet customer specifications and quantities within competitive time periods responsive to high customization demands from our customers;

•	application expertise and engineering capabilities using novel materials that vary widely according to our customers’ requirements;

•	product quality and brand name in different industrial manufacturing areas, which may take years to develop;

•	timeliness of delivery of raw materials to our plants and finished products to our customers;

•	competitive pricing of our products at levels sufficient to attract and retain customers;

•	quality of our aftermarket sales and support for customers utilizing our products in widely variable physical and environmental conditions;

•	our ability to develop new advanced materials or related capabilities;

•	our applied research and development capabilities that rely mainly on individual initiatives and experience of our employees; and

•	our relatively new 3D printing services, which currently constitute only a small portion of our overall business.

In each of our major traditional manufacturing, advanced manufacturing, and 3D printing product lines, we compete with a substantial number of foreign and domestic companies, some of which have greater resources (financial or otherwise) or lower operating costs than we have.  Competitors’ actions, such as price reductions or introduction of new innovative products, may have a material adverse impact on our sales and profitability.  In addition, the rapid technological changes occurring in the design and engineering industry could lead to the entry of new competitors in traditional manufacturing and 3D printing.  We cannot provide assurance that we will continue to compete successfully with our existing competitors or with new competitors.

Some of our traditional manufacturing, advanced manufacturing and 3D printing competitors are larger than us and have greater financial, technical, marketing, and other resources than we have.  These larger competitors may be in a better position to withstand any significant reduction in capital spending by customers in our markets.  They may have broader product lines and greater market focus and may not be as susceptible to downturns in a single market.  These competitors may also be able to bundle their products together to meet the needs of a particular customer and may be capable of delivering more complete solutions than we are able to provide.  To the extent large enterprises that currently do not compete directly with us choose to enter our markets by acquisition or otherwise, competition would likely intensify.

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

In order to maintain and enhance our traditional manufacturing, advanced manufacturing, and 3D printing competitive position, we intend to continue our investment in technology, marketing, customer service, and support, and distribution networks.  We may not have sufficient resources to continue to make these investments, and we may not be able to maintain our competitive position.  Our competitors may develop products that are superior to our traditional manufacturing, advanced manufacturing, and 3D printing products, develop methods of more efficiently and effectively providing products and services, or adapt more quickly than us to new technologies or evolving customer requirements.  We may not be able to compete successfully with our competitors.  If we fail to compete successfully, the failure may have a material adverse effect on our business, financial condition, and results of operations.

We rely on a small number of customers for a large percentage of our revenues.

A relatively small number of customers have historically contributed a material percentage of our manufacturing product sales.  Our five largest customers accounted for approximately 42.4% of our fiscal year 2016 revenue.  Our 3D printing operations also rely on a small number of customers.  The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.  Through acquisitions and organic growth, we seek to diversify both our offerings and our customer base.  Assuming our continued customer diversification, we do not believe the loss of any one of our core customers would have a long-term material adverse effect on our results of operations.  However, there can be no assurance that the loss of any one or more of our core customers would not have a material adverse effect on our results of operations, at least in the short term.

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

Many of our traditional manufacturing, advanced manufacturing, and 3D printing markets are characterized by fast-moving advances in design and engineering that require ongoing improvements in our production capabilities and the competitive quality of our products.  The supply chains in which we operate are subject to technological change and changes in customer requirements.  We cannot provide any assurance that we will successfully develop new or modified types of traditional manufacturing, advanced manufacturing, and 3D printing products or technologies that may be required by our customers in the future.  Should we not be able to maintain or enhance the competitive values of our traditional manufacturing, advanced manufacturing, and 3D printing products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our businesses, financial condition, and operating results could be materially and adversely affected.  We may not be successful in those efforts if, among other things, our traditional manufacturing, advanced manufacturing, and 3D printing products:

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

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing traditional manufacturing, advanced manufacturing, and 3D printing businesses, products, or ancillary technologies.  The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products, and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers.  In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms.  We might also invest time and money investigating and negotiating with a potential acquisition or investment target but not complete the transaction.

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

We face an inherent risk of exposure to product liability claims.  We sell components for medical and dental, aerospace, firearm and defense, automotive, consumer durable, and electronic device industries, any of which may be susceptible to failure that may cause physical injury or death.  We may incur significant losses due to lawsuits, including potential class actions, resulting from such adverse events.  We may also incur losses from lawsuits relating to the improper use of any of our products and components.  In addition, claims or lawsuits related to products that we sell or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line thus reducing revenues, possibly significantly.  Although we maintain production quality controls and procedures, we cannot assure that the products sold will be free from defects.  In addition, when manufacturing our products, we also use components manufactured by third parties, which may have defects.  We maintain insurance coverage for product liability claims.  The insurance policies have limits, however, and may not be sufficient to cover claims made.  In addition, this insurance may not continue to be available at a reasonable cost.  With respect to components manufactured by third-party suppliers, the contractual indemnification that we may seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us.  If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition.  Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management.  The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.

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

(ix)	the Arms Export Control Act of 1976 (‘‘AECA’’) and the International Traffic in Arms Regulations promulgated thereunder that govern the export of firearm and defense products controlled by the AECA.

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

During our fiscal year 2016, our external auditors noted that we need to improve our information technology and accounting infrastructure.  The auditors identified these material weaknesses as ‘‘reportable conditions,’’ which means that these were matters that, in the auditors’ judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.  In fiscal 2017, we will need to devote significant resources to remediate and improve our internal controls.  We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our brand and operating results or cause us to fail to meet our reporting obligations.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We have a large and complex tax profile in various jurisdictions.  Variability in the mix and profitability of domestic and international activities, repatriation of earnings from our foreign subsidiary in Hungary, changes in tax laws, identification and resolution of various tax uncertainties, and the inability to use net operating losses and other carry forwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future.  A significant increase in our quarterly or annual effective income tax rate could have a material adverse impact on our results of operations.

There may be certain environmental and geological liabilities associated with our real estate, including our MIM manufacturing facility in Colorado.

Certain of our subsidiaries own real property at our Colorado facilities.  However, our Colorado subsidiaries do not own the mineral rights related to this property as these rights were sold prior to our ownership.  In the past, the property has been used for coal, oil, and natural gas extraction.  Oil and natural gas extraction is ongoing.  As the owner of the real estate, our Colorado subsidiaries and our Company could be strictly liable, jointly and severally, under CERCLA with the mineral rights owner and production well operators for any government mandated remediation of pollution related to the oil and gas production that could have a material adverse effect on our business, notwithstanding that our Colorado subsidiaries did not cause or contribute to the contamination.  Coal extraction ceased on the property in 1947, and the mining entities are no longer in business.  Consequently, our Colorado subsidiaries and our Company could be strictly liable for government mandated remediation of acid mine seeps or other pollution related to coal mining.  As such liabilities are not insured, the payment of such remediation costs could result in an adverse effect on our business or reduced asset value and a reduction in available funds for other corporate purposes.

The Colorado Geological Survey has concluded that there may be a risk of ground subsidence due to the former mining operations on a small portion of our Colorado property where our principal facilities are located.  In the event of a subsidence event, certain of our buildings, equipment and inventory which are material to our business could be damaged or rendered unusable.  A subsidence event could also result in death, serious bodily harm or injury to our employees and other persons in the vicinity, as well as materially harm our facilities.  In addition, our Colorado subsidiaries and our Company could be liable for possible collateral damage or harm, such as possible release of any hazardous waste into the environment.  As such, liabilities are not insured, the payment of any personal injury damages and facility remediation and equipment replacement costs, as well as lost revenues attributable to interruption of our ability to conduct business, could result in a material adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

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

As a publicly traded company, we have incurred, and will continue to incur, additional legal, accounting and other expenses that we did not previously incur prior to becoming a publicly traded company.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules of the SEC and The NASDAQ Capital Market, impose various requirements on public companies.  Our management and other personnel devote a substantial amount of time to these compliance initiatives as well as investor relations.  Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain such coverage.  Furthermore, if we are not able to comply with certain requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our common stock could decline and we could be subject to potential delisting by NASDAQ and review by such exchange, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources.  As a result, our stockholders could lose confidence in our financial reporting, which would harm our business and the market price of our common stock.  If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented, or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Effective internal controls are necessary for us to produce reliable financial reports.  If we cannot produce reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Historically, the global manufacturing industry has been subject to cyclical fluctuations.  These fluctuations, which have affected different sectors of the market at different times and to different degrees, can result from sector-specific dynamics, such as changes in technology, government regulation, and end-consumer preference, as well as from changes in general economic conditions.  The Company derives a significant portion of its revenues from the automotive and firearm sectors of the manufacturing industry.  Both sectors have experienced significant volatility in recent years.  For example, the U.S. firearm sector saw substantial growth after the financial crisis and the election of President Obama.  Expectations of stricter gun-control legislation also fueled growth.  During the first half of our 2015 fiscal year, however, consumer demand decreased significantly, resulting in reduced production levels by our firearm customers and a material decrease in orders by these customers for our products.  Cyclical fluctuations in other business sectors in which we operate, such as the automotive sector, which has also seen significant volatility, could also materially adversely affect our financial condition, and results of operations.  In addition, seasonality, including the variability of shipments under large contracts, customers’ seasonal orders and variations in product mix and in profitability of individual orders, affects many aspects of our business and negative seasonal factors could have a material adverse effect on our financial condition, and results of operations for the entire year.  Our quarterly results of operations also may fluctuate based upon other factors, including production life cycles and product maturity.

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

We are dependent on the retention of key executives and certain senior operating personnel.

Our success is dependent upon the retention of our current experienced executives and certain senior operating personnel.  We currently have a small team of senior executives and the loss of our key executives or certain senior operating personnel could have a material adverse effect on our business.

Any impairment in the value of our intangible assets, including goodwill, could negatively affect our operating results and total capitalization.

Our total assets as of June 30, 2016 reflect net intangible assets of $23.1 million and goodwill of $14.8 million.  The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired.  If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for impairment of our goodwill or intangible assets.  Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets could adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

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

As of June 30, 2016, we had approximately $53.8 million of indebtedness on a consolidated basis.  This level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness.  Our senior credit facility bears interest at floating rates related to LIBOR, Eurodollar Rates, Eurocurrency Rates, Federal Funds Rate, and Prime Rates.  As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase.  Our leverage could have negative consequences on our financial condition, and results of operations, including:

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

The terms and conditions of the respective agreements governing the Amended & Restated Credit Agreement and the Subordinated Loan Agreement (together, our “Credit Facilities”) each contain covenants requiring the Company to maintain certain financial ratios.  Non-compliance by the Company with any of the financial ratio covenants would constitute events of default under both of the Credit Facilities pursuant to cross-default provisions and result in acceleration of payment obligations for all outstanding principal and interest for loans made under both of the Credit Facilities, unless such defaults were waived or subject to forbearance by the respective creditors.

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

Everest Hill Group owns 9,068,122 shares, or 48.2%, of our total 18,795,509 outstanding shares as of June 30, 2016.  As a result, Everest Hill Group has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

The price of our Common Stock may fluctuate significantly, and investors could lose all or part of their investment.

The market price of our Common Stock has been highly volatile. During the twelve months ended June 30, 2016, the closing price of our common stock fluctuated significantly from a high of $5.41 to a low of $1.05 per share. The market price of our common stock may continue to be volatile in the future.  Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price investors paid for such common stock.  The market price of our common stock could fluctuate significantly for various reasons, including:

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

As of the end of the period covered by this Report, we have 18,795,509 shares of our common stock outstanding.  We are authorized to issue up to 250,000,000 shares of Common Stock and 2,000,000 shares of preferred stock.  We, or our shareholders, including Everest Hill Group, may sell additional shares of common stock in subsequent offerings or we may issue shares of our common stock as consideration in the future acquisitions.  Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences, or privileges senior or more advantageous than those of our common stockholders.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

AFT’s U.S. owned facility, located in Firestone, Colorado, consists of approximately 105,000 square feet under roof and is equipped with state of the art machinery for the manufacture of MIM components.  Highly sophisticated automation and controls are utilized, enabling high-volume product flow with minimal interruption.  Office and certain administrative functions are also located at this facility.

AFT-Hungary owned facility, located in Retsag, Hungary consists of a total of 70,000 square feet under roof and is equipped similar to the AFT and FloMet facilities.

Tekna Seal leases approximately 12,000 square feet of space located in Minneapolis, Minnesota, where office space and equipment used in the hermetic and other sealing production processes is located.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 10, 2007, our common stock began trading on the NASDAQ Capital Market Exchange under the symbol ARCW.  Because trading in our shares is limited, prices can be highly volatile.

The table below represents the high and low sales prices of our common stock on the NASDAQ during each of the quarters in the past two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2016:
First Quarter	$5.41	$1.65
Second Quarter	2.35	1.51
Third Quarter	3.50	1.05
Fourth Quarter	2.86	1.95
Fiscal Year Ended June 30, 2015:
First Quarter	$25.00	$12.50
Second Quarter	18.22	7.91
Third Quarter	10.40	5.15
Fourth Quarter	8.44	5.00

Holders of Record

On September 1, 2016, there were 147 stockholders of record of our common stock and the closing price of our common stock was $2.40 per share as reported on the NASDAQ Capital Market Exchange.  Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of stockholders; therefore, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under our equity compensation plans as of June 30, 2016 are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	759,050	$1.51	940,950
Equity compensation plans not approved by security holders	-	-	-
Total	759,050	$1.51	940,950 (1)

(1)

Includes 750,000 shares available for issuance under the 2015 Employee Stock Purchase Plan, adopted in January 2015.  The purchase period began on August 1, 2016; therefore, no shares have been purchased as of June 30, 2016.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s common stock on October 9, 2013.  The stock repurchase program does not obligate ARC to acquire any particular amount of stock.  This authorization has no expiration date and may be limited or terminated by the Board of Directors at any time without notice.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  There were no repurchases of the Company’s shares during the year ended June 30, 2016.  As of June 30, 2016, the Company was authorized to repurchase approximately 241,599 shares.

The balance of the information required by Item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide information for this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Report.  Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations.  See “Cautionary Statement Concerning Forward-Looking Statements” at the beginning of this Report for additional discussion of some of these risks and uncertainties.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Group Worldwide, Inc. and its subsidiaries on a consolidated basis.

Overview

We are a global advanced manufacturing and 3D printing service provider focused on accelerating speed to market for our customers.  We utilize technology to improve automation in manufacturing through robotics, software and process automation, as well as lean manufacturing to improve efficiency.  We provide a holistic set of precision manufacturing solutions, from design and prototyping through full run production.  These solutions include metal injection molding, plastic and metal 3D printing, metal stamping, plastic injection molding, clean room injection molding, rapid tooling, thixomolding, antennas, hermetic seals, and flanges and forges.

Results of Operations for the Fiscal Year ended June 30, 2016 compared to the Fiscal Year Ended June 30, 2015

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

	Year Ended
	June 30, 2016		June 30, 2015
	Amount (in thousands)	Percent of total	Amount (in thousands)	Percent of total
Sales:
Precision Components Group	$76,023	73.2%	$87,163	77.5%
3DMT Group	21,551	20.7%	17,479	15.5%
Flanges and Fittings Group	4,757	4.6%	5,872	5.2%
Wireless Group	1,509	1.5%	1,991	1.8%
Total	$103,840	100.0%	$112,505	100.0%

Gross profit:
Precision Components Group	$15,328	76.0%	$19,891	78.2%
3DMT Group	3,172	15.7%	3,605	14.2%
Flanges and Fittings Group	1,278	6.4%	1,476	5.7%
Wireless Group	385	1.9%	476	1.9%
Total	$20,163	100.0%	$25,448	100.0%

Sales

Sales during fiscal year 2016 totaled $103.8 million, representing a decrease of approximately $8.7 million, or 7.7%, from $112.5 million in the prior year period.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales during fiscal year 2016 totaled $76.0 million, representing a decrease of approximately $11.2 million, or 12.8%, from $87.2 million in the prior year period.  The decrease in sales was primarily due to lower MIM sales of $8.6 million and lower metal stamping sales of $3.8 million.  MIM sales decreased as a result of lower sales to our European automotive customers, as well as lower sales in the U.S. primarily related to our medical, aerospace, and consumer products customers.  Metal stamping sales decreased primarily due to lower prices for steel and scrap.  The financial impact of the decline in the Euro relative to the U.S. dollar on our Hungarian operations was approximately $0.5 million.

•

3DMT Group sales during fiscal year 2016 totaled $21.6 million, representing an increase of approximately $4.1 million, or 23.4%, from $17.5 million in the prior year period.  This increase was primarily due to higher plastic injection molding sales of $4.7 million, and higher 3D printing sales of $1.1 million, partially offset by lower tooling sales of $1.6 million.

•

Flanges and Fittings Group sales during fiscal year 2016 were $4.8 million, representing a decrease of approximately $1.1 million, or 18.6%, from $5.9 million in the prior year period.  The decrease was primarily due to lower sales to customers in the oil and gas industry and the related competitive impact.

•

Wireless Group sales during fiscal year 2016 were $1.5 million, representing a decrease of approximately $0.5 million, or 25.0%, from $2.0 million in the prior year period.  The decrease in sales was primarily due to increased competition in the frequency space and applications in which are products are used.

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

Gross profit during fiscal year 2016 was $20.2 million, representing a decrease of approximately $5.2 million, or 20.5%, from $25.4 million in the prior year period.  Gross margin in fiscal year 2016 decreased to 19.4%, compared with 22.6% in the prior year period.  The change in gross profit by reportable segment was as follows:

•

Precision Components Group gross profit during fiscal year 2016 was $15.3 million, representing a decrease of approximately $4.6 million, or 23.1%, from $19.9 million in the prior year period.  Gross margin in fiscal year 2016 decreased to 20.1%, compared with 22.8% in the prior year period.  The primary reasons for the decreases in gross profit and gross margin were lower production volume and decreased factory utilization at certain of our MIM facilities resulting in a decrease in gross profit of $3.1 million, as well as lower prices for scrap steel at our metal stamping facilities resulting in a decrease in gross profit of $1.5 million.

•

3DMT Group gross profit during fiscal year 2016 was $3.2 million, representing a decrease of approximately $0.4 million, or 11.1%, from $3.6 million in the prior year period.  Gross margin in fiscal year 2016 was 14.8%, compared with 20.6% in the prior year period.  The primary reasons for the decrease in gross profit were lower tooling sales and higher labor, material, and third party service provider costs.

•

Flanges and Fittings Group gross profit during fiscal year 2016 was $1.3 million, representing a decrease of approximately $0.2 million, or 13.3%, from $1.5 million in the prior year period.  Gross margin in fiscal year 2016 was 26.9% compared with 25.1% in the prior year period.  GF&F reduced its employee headcount and streamlined operations to offset its decrease in sales.

•

Wireless Group gross profit during fiscal year 2016 was $0.4 million, representing a decrease of $0.1 million, or 20.0%, from $0.5 million in the prior year period.  Gross margin in fiscal year 2016 increased to 25.5%, compared with 23.9% in the prior year period.  The increase in gross margin was primarily due to a charge in the prior year for obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expense, or SG&A, during fiscal year 2016 totaled $18.0 million, or 17.3% of sales, compared with $19.2 million, or 17.0% of sales during the prior year period.  The decrease in SG&A expense during fiscal year 2016 of $1.2 million was primarily due to lower labor and labor related costs of $0.9 million and lower professional fees of $0.4 million.

Other Income, Net

Other income, net for the years ended June 30, 2016 and 2015, totaled $0.2 million and $0.3 million, respectively, primarily due to foreign currency transactions.

Interest Expense, Net

Interest expense, net during fiscal year 2016 was $4.5 million, compared to $4.8 million in the prior year period.  The decrease in expense was primarily due to a reduction in the principal outstanding under our Senior Credit Facility.

Income Tax Expense

Income tax expense was $81 thousand for the fiscal year ended June 30, 2016 as compared with expense of $1.5 million in the prior year period.  The primary reasons for the decrease in tax expense was our net operating loss position in fiscal year 2016 and our net operating income in fiscal year 2015.  Our tax provision for each period varied from our pretax income (loss) due to the existence of a deferred tax asset valuation allowance.  This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  Our tax expense is also highly dependent upon our ability to carry back net operating losses to recover taxes paid in prior years.  Our fiscal year 2016 tax expense included the accrual of non-cash tax expense of approximately $0.4 million in connection with the tax amortization of our indefinite-lived intangible assets that were not available to offset existing deferred tax assets (termed a “naked credit”).  In addition to the “naked credit” expense, we recognized approximately $0.1 million of foreign tax expense.  The tax benefit of the offsetting U.S. tax credit was not recognized due to the increase in our valuation allowance.  These expenses were partially offset by a $0.4 million tax benefit related to the refund we expect to receive when we carry back the current year net operating loss.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $3.6 million.  We anticipate our cash on hand and cash flows from operations will be sufficient to finance our operations for the next twelve months.  In order to provide additional liquidity in the future and to help support our strategic goals, we have a senior secured revolving loan, with a total borrowing capacity of $20.0 million.  After consideration of $7.6 million of borrowings outstanding, our remaining borrowing capacity was $12.4 million at June 30, 2016.  Any additional borrowings under the senior secured revolving loan are subject to compliance with the terms of our Amended and Restated Credit Agreement.

Cash held in financial institutions outside the United States totaled $1.6 million and $1.5 million as of June 30, 2016 2015, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

Operating Activities

Cash flows provided by operating activities increased $1.4 million to $6.5 million for fiscal 2016 as compared to $5.1 million in fiscal 2015, primarily due to the following:

•	Increase in cash provided from changes in working capital items of $4.8 million, the largest of which was an increase in accounts payable of $3.8 million;
•	Decline in earnings of $2.2 million; and
•	Decrease in deferred income taxes of $1.6 million.

Investing Activities

Cash flows used in investing activities decreased $0.7 million to $2.6 million for fiscal 2016 as compared to $3.3 million in fiscal 2015, primarily due to the following:

•

Decrease in cash used to purchase property and equipment of $2.2 million, primarily due to the completion of the expansion of our MIM production facilities in Colorado and entering into operating leases for certain equipment needs, allowing us to conserve cash; and

•	Partially offset by proceeds received from the sale of equipment of $1.5 million in fiscal year 2015.

Financing Activities

Cash flows used in financing activities decreased $1.3 million to $5.0 million for fiscal 2016 as compared to $6.3 million in fiscal 2015, primarily due to the following:

•

Lower net payments on our long-term debt of $15.1 million, due primarily to cash received of $15.5 million from a public offering of our common stock in fiscal 2015, the net proceeds of which were used to prepay a portion of our senior secured term loan; and

•	Decrease in payments on capital lease obligations of $1.7 million.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 7, Debt, to our consolidated financial statements in Part I, Item 8 to this Report incorporated herein by reference thereto.

The descriptions of the Amended & Restated Credit Agreement and the Subordinated Loan Agreement (together, our “Credit Facilities”) do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

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

Senior Credit Facility Financial Ratios.  Our Senior Credit Facility contains financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  We may not permit the Minimum Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to be less than the ratio set forth opposite such period in the table below.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash (other than certain federal and state taxes excluded under the Citizens Fourth Amendment); to (b) fixed charges, all calculated on a consolidated basis in accordance with accounting principles generally accepted in the United States (“GAAP”).

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.05:1.00
March 26, 2017 through September 23, 2017	1.10:1.00
September 24, 2017 through March 24, 2018	1.15:1.00
March 25, 2018 through September 29, 2018	1.20:1.00
September 30, 2018 and thereafter	1.25:1.00

The summary calculations of our Senior Credit Facility Fixed Charge Coverage Ratio as of June 30, 2016 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,828
Less unfinanced portion of capital expenditures	(2,633)
Less expense for taxes paid in cash	(275)
Coverage Amount (a)	$9,920
Fixed Charges (b)	$9,136
Fixed Charge Coverage Ratio (a:b)	1.09:1.00

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

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.25:1.00
September 25, 2016 through December 24, 2016	4.75:1.00
December 25, 2016 through March 25, 2017	4.25:1.00
March 26, 2017 through June 29, 2017	4.00:1.00
June 30, 2017 through September 23, 2017	3.75:1.00
September 24, 2017 and thereafter	3.50:1.00

The summary calculation of our Senior Credit Facility Maximum Total Leverage Ratio as of June 30, 2016, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$56,560
Consolidated EBITDA (b)	$12,828
Maximum Total Leverage Ratio (a:b)	4.41:1.00

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

Period	Senior Leverage Ratio
March 27, 2016 through September 24, 2016	3.50:1.00
September 25, 2016 through December 24, 2016	3.00:1.00
December 25, 2016 through March 25, 2017	2.50:1.00
March 26, 2017 and thereafter	2.25:1.00

The summary calculation of our Senior Credit Facility Maximum Senior Leverage Ratio as of June 30, 2016, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness	$56,560
Less aggregate amount of junior financing	(20,000)
Senior Leverage Amount (a)	$36,560
Consolidated EBITDA (b)	$12,828
Senior Leverage Ratio (a:b)	2.85:1.00

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

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.00:1.00
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of June 30, 2016 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,828
Less unfinanced portion of capital expenditures	(2,633)
Less expense for taxes paid in cash	(275)
Coverage Amount (a)	$9,920
Fixed Charges (b)	$9,136
Fixed Charge Coverage Ratio (a:b)	1.09:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.50:1.00
September 25, 2016 through December 24, 2016	5.00:1.00
December 25, 2016 through March 25, 2017	4.50:1.00
March 26, 2017 through June 29, 2017	4.25:1.00
June 30, 2017 through September 23, 2017	4.00:1.00
September 24, 2017 and thereafter	3.50:1.00

The summary calculations of our Subordinated Loan Agreement Total Leverage Ratio as of June 30, 2016 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$56,560
Consolidated EBITDA (b)	$12,828
Maximum Total Leverage Ratio (a:b)	4.41:1.00

Compliance with Financial Ratio Covenants

As of June 30, 2016, we were in compliance with our debt covenants under our Senior Credit Facility and Subordinated Loan Agreement.

GAAP to Non-GAAP Reconciliation

Fixed Charges and Consolidated EBITDA used in our debt covenant calculations are non-GAAP financial measures.  We have provided this non-GAAP financial information to aid in better understanding of our financial ratios as used in our debt covenant calculation.  The methodology used is defined in our debt agreements.  Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP.  The non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Fixed Charges consist of interest payments, principal payments on our debt, and capital lease payments for the prior four quarters.

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	June 30, 2016
Net loss	$(2,206)
Share-based compensation	177
Interest expense, net	4,451
Income taxes	81
Depreciation and amortization	9,529
Transaction related expenses (1)	224
Other non-recurring expenses (2)	572
Consolidated EBITDA (3)	$12,828

(1)Transaction related expenses relate to legal fees incurred to amend certain debt agreements.

(2)Other non-recurring expenses primarily consist of professional fees related to acquisitions, severance payments and allowable inventory adjustments.

(3)Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA also excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations, or cash flows as of June 30, 2016.

Contractual Obligations and Commitments

We have various contractual obligations impacting our liquidity.  The following table represents our contractual payment obligations as of June 30, 2016 (in thousands):

Contractual Cash Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt (1)	$53,766	$15,909	$6,909	$9,225	$20,909	$814	$—
Capital lease obligations	2,994	920	919	914	48	48	145
Purchase obligations (2)	626	626	—	—	—	—	—
Operating lease obligations	4,308	1,419	1,250	1,094	445	100	—
Escrow payment obligations (3)	3,808	2,842	966	—	—	—	—
Other long-term liabilities (4)	1,049	1,049	—	—	—	—	—
Total	$66,551	$22,765	$10,044	$11,233	$21,402	$962	$145

(1)	For further information, refer to Note 7, Debt, of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.
(2)	Purchase obligations represent material capital expenditure commitments.
(3)

Escrow payment obligations consist of cash payments due to the sellers of ATC and Kecy, to the extent that the escrow has not been drawn upon.  For further information, refer to Note 6, Accrued Escrow Obligations, of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

(4)

Other long-term liabilities primarily consists of $1.0 million for the purchase of two 3D printers.  For further information, refer to Note 4, Property and Equipment, of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

We have unrecognized tax benefits of $1.0 million at June 30, 2016, recorded as other long-term liabilities.    At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.  As a result, this amount is not included in the above table.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period, and related disclosures.  Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ under other assumptions or conditions.  We believe the following items in our consolidated financial statements require more significant estimates and judgments:

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

Business Combinations, Valuation of Goodwill and Other Acquired Intangibles Assets

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values.  The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.  Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.  During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our reporting units below their carrying values.  We determined fair values for each of the reporting units using the income approach.  Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business.  Actual results may differ from those assumed in our forecasts.  We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses.

Acquired finite-lived intangible assets are amortized over their estimated useful lives.  We evaluate the recoverability of our intangible assets for possible impairment annually or whenever events or circumstances indicate that the related carrying amounts may not be recoverable.  Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate.  If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets.  If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

Income Taxes

Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method.  Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.  We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different.  We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.  The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties.

Share-based Compensation

We account for share-based employee compensation under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

Share-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of operations and as such is recorded for only those share-based awards that we expect to vest.  We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide information for this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2016, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2016 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

September 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of ARC Group Worldwide, Inc. (a Utah corporation) and subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado

September 25, 2015

ARC Group Worldwide, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the year ended June 30,
	2016	2015
Sales	$103,840	$112,505
Cost of sales	83,677	87,057
Gross profit	20,163	25,448
Selling, general and administrative	18,008	19,172
Merger expenses	—	187
Income from operations	2,155	6,089
Other income, net	171	266
Interest expense, net	(4,451)	(4,848)
(Loss) income before income taxes	(2,125)	1,507
Income tax expense	(81)	(1,509)
Net loss	(2,206)	(2)
Net income attributable to non-controlling interest	(108)	(210)
Net loss attributable to ARC Group Worldwide, Inc.	$(2,314)	$(212)
Net loss per common share:
Basic and diluted	$(0.13)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	18,123,883	15,458,404

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the year ended June 30,
	2016	2015
Net loss	$(2,206)	$(2)
Foreign currency translation adjustment, net	52	(58)
Comprehensive loss	(2,154)	(60)
Comprehensive income attributable to noncontrolling interests	(108)	(210)
Comprehensive loss attributable to ARC Group Worldwide, Inc.	$(2,262)	$(270)

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of June 30,
	2016	2015
ASSETS
Current assets:
Cash	$3,620	$4,821
Accounts receivable, net	14,913	15,385
Inventories, net	17,613	16,386
Deferred income tax assets	478	672
Prepaid expenses and other current assets	4,378	2,330
Total current assets	41,002	39,594
Property and equipment, net	41,981	43,813
Goodwill	14,801	14,801
Intangible assets, net	23,066	26,441
Other	948	1,374
Total assets	$121,798	$126,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,286	$7,338
Accrued expenses and other current liabilities	2,621	3,026
Deferred revenue	1,457	991
Bank borrowings, current portion of long-term debt	15,909	5,995
Capital lease obligations, current portion	846	857
Accrued escrow obligations, current portion	2,842	4,291
Total current liabilities	32,961	22,498
Long-term debt, net of current portion	37,857	51,971
Deferred income tax liabilities	1,407	1,126
Capital lease obligations, net of current portion	1,949	2,784
Accrued escrow obligations, net of current portion	966	—
Other long-term liabilities	2,115	903
Total liabilities	77,255	79,282

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,803,910 shares issued and 18,795,509 shares issued and outstanding at June 30, 2016, and 18,538,522 shares issued and 18,530,121 shares issued and outstanding at June 30, 2015	10	5
Treasury stock, at cost; 8,401 shares at June 30, 2016 and June 30, 2015	(94)	(94)
Additional paid-in capital	29,702	29,751
Retained earnings	13,771	15,931
Accumulated other comprehensive loss	(6)	(58)
Total ARC Group Worldwide, Inc. stockholders' equity	43,383	45,535
Non-controlling interests	1,160	1,206
Total equity	44,543	46,741
Total liabilities and equity	$121,798	$126,023

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

For the Years Ended June 30, 2016 and 2015

	Common Stock		Treasury Stock				Accumulated
		Amount			Additional		other	Non-
		(Par value		Amount	paid-in	Retained	comprehensive	controlling	Total
	Shares	$0.0005)	Shares	(at cost)	capital	earnings	income (loss)	interests	equity
Balance, June 30, 2014	15,089	$3	(8)	$(94)	$14,293	$16,143	$—	$996	$31,341
Net (loss) income	—	—	—	—	—	(212)	—	210	(2)
Issuance of shares, net	3,450	2	—	—	15,458	—	—	—	15,460
Currency translation adjustment	—	—	—	—	—	—	(58)	—	(58)
Balance, June 30, 2015	18,539	5	(8)	(94)	29,751	15,931	(58)	1,206	46,741
Net (loss) income	—	—	—	—	—	(2,314)	—	108	(2,206)
Purchase of membership interest	—	—	—	—	(195)	154	—	(154)	(195)
Cancellation of escrow shares	(234)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	177	—	—	—	177
Shares issued to escrow in connection with previous acquisition	499	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(26)	—	—	—	(26)
Currency translation adjustment	—	—	—	—	—	—	52	—	52
Other	—	5	—	—	(5)	—	—	—	—
Balance, June 30, 2016	18,804	$10	(8)	$(94)	$29,702	$13,771	$(6)	$1,160	$44,543

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,206)	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,529	9,459
Share-based compensation expense	177	—
Bad debt expense and other	98	21
Deferred income taxes	565	2,159
Changes in working capital:
Accounts receivable	400	(8)
Inventory	(1,227)	(230)
Prepaid expenses and other assets	(1,621)	(1,194)
Accounts payable	1,708	(2,092)
Accrued expenses	(1,423)	(2,953)
Deferred revenue	466	(25)
Net cash provided by operating activities	6,466	5,135

Cash flows from investing activities:
Purchases of property and equipment	(2,633)	(4,810)
Proceeds from the sale of assets	8	1,506
Net cash used in investing activities	(2,625)	(3,304)

Cash flows from financing activities:
Proceeds from debt issuance	5,543	24,500
Repayments of long-term debt and capital lease obligations	(10,542)	(46,296)
Proceeds from the issuance of stock, net	—	15,460
Net cash used in financing activities	(4,999)	(6,336)
Effect of exchange rates on cash	(43)	(58)
Net decrease in cash	(1,201)	(4,563)
Cash, beginning of period	4,821	9,384
Cash, end of period	$3,620	$4,821
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,058	$4,414
Cash paid for income taxes	$599	$1,283

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (referred to herein as the “Company” or “ARC”) was incorporated in Utah on September 30, 1987.  ARC is a global advanced manufacturing and 3D printing service provider focused on accelerating speed to market for its customers.  ARC utilizes technology to improve automation in manufacturing through robotics, software and process automation, as well as lean manufacturing to improve efficiency.  ARC provides a holistic set of precision manufacturing solutions, from design and prototyping through full run production.  These solutions include metal injection molding, plastic and metal 3D printing, metal stamping, plastic injection molding, clean room injection molding, rapid tooling, thixomolding, antennas, hermetic seals, and flanges and forges.

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

NOTE 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Reclassifications

Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation.

Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash.  At times, such cash amounts may exceed FDIC limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoiced amount due from the Company’s customers less an allowance for any potential uncollectible amounts.  ARC controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes.  In making the determination of the appropriate allowance for doubtful accounts, management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.  The allowance for doubtful accounts totaled $0.2 million as of June 30, 2016 and 2015.  The amounts charged to operations and write-offs were immaterial for the periods presented.

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

Property and Equipment

Property and equipment are stated at cost or acquisition date fair value less accumulated depreciation.  Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets and is allocated between cost of sales and selling, general and administrative expenses.  Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.

Assets held under capital leases are included in property and equipment and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease.  Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term and is recorded in depreciation and amortization expense.

Goodwill, Intangible Assets and Other Long-lived Assets

Goodwill is tested for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates, and the Company is required to record any necessary impairment adjustments.

During the fourth quarter of 2016, we performed our annual impairment test of goodwill for all of our reporting units.  The Company determined fair values for each of the reporting units using a discounted cash flow methodology.  Based on the results of our testing, the fair values of each of the reporting units exceeded their carrying values; therefore, no goodwill impairment was recognized.

Intangible assets (identified as patents, tradenames, customer relationships, and non-compete agreements) are recorded at fair value at the time of acquisition.  Finite-lived intangibles are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method, which approximates the expected pattern of economic benefit, over the estimated lives of the assets.

The Company reviews the carrying value of its finite-lived intangible and long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.  Factors that would require an impairment assessment include, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in the Company's operating performance, or as a result of fundamental changes in a subsidiary's business condition.

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value. There were no impairments of finite-lived intangible or long-lived assets during the years ended June 30, 2016 or 2015.

Non-Controlling Interest

In connection with the acquisitions of FloMet and TeknaSeal, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries' boards of directors.  During the first quarter of fiscal 2016, the Company purchased approximately 1.9% of the outstanding non-controlling membership interests of Tekna Seal LLC.  On June 30, 2016, third party investors owned approximately 3.8% of the outstanding membership interests of FloMet LLC and approximately 4.3% of the outstanding membership interests of TeknaSeal LLC.  On June 30, 2015, third party investors owned approximately 3.8% of the outstanding membership interests of FloMet LLC and approximately 6.2% of the outstanding membership interests of Tekna Seal LLC.  Accordingly, the Consolidated Financial Statements include the financial position of these subsidiaries as of June 30, 2016 and 2015 and the results of operations of these subsidiaries since the dates of acquisitions.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity.

Accrued Expenses

As of June 30, 2016 and 2015, accrued expenses that exceeded 5% of current liabilities consisted of approximately $1.4 million and $1.7 million, respectively, of payroll related costs.

Fair Value Measurements

The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.  The carrying value of the Company’s debt outstanding approximates fair value as interest rates on these instruments approximate current market rates.

Deferred Revenue

Deferred revenue consists of customer deposits for the development of molds used in the manufacturing process. As of June 30, 2016 and 2015, deferred revenue was $1.5 million and $1.0 million, respectively.  The Company recognizes revenue and the related expenses when the customer approves the mold for production.  Accordingly, as of June 30, 2016 and 2015, the Company has incurred costs of $1.0 million and $0.7 million, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheet.

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

Research and Development Costs

Research and development costs are expensed as incurred.  The majority of these expenditures consist of salaries for engineering and manufacturing personnel and outside services.  For the years ended June 30, 2016 and 2015, the Company incurred $0.3 million and $1.2 million, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method of computing income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company also provides for the accounting for uncertainty in income taxes recognized in financial statements and the impact of a tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties related to uncertain tax positions of $0.1 million and $0.2 million were recognized during the years ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 and 2015, accrued interest and penalties were $0.3 million.

In general, the tax returns for the years ending June 30, 2013 through 2016 are open to examination by federal and state authorities.  Tax years 2003 and forward are open for certain of the Company's subsidiaries due to the carryforward of unutilized net operating losses.

Foreign Currency

Effective July 1, 2015, the financial position and results of operations of AFT-Hungary Kft. (“AFT Hungary”), a wholly owned subsidiary of the Company, are measured using the Euro.  Accordingly, all assets and liabilities of AFT Hungary are translated into U.S. dollars at the currency exchange rates as of the respective balance sheet dates.  Revenue and expense items are translated at the average exchange rates prevailing during the period.  Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income.  Foreign currency transaction gains and losses are included in other income (expense), net in our consolidated statements of operations.  Such gains and losses were not material for any period presented.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses Topic 326 (“ASU 2016-13”), which requires entities to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that year.  Early adoption is permitted.  The adoption of ASU 2016-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation Topic 718:  Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year.  The Company is in the process of evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU No. 2017-17”). ASU No. 2015-17 will require that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position.  ASU No. 2015-17 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016.  The Company plans to adopt this guidance in the first quarter of fiscal year 2017 on a prospective basis and does not expect the impact to be material on the Company's financial position.

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

NOTE 3 – Inventory

Inventories consisted of the following (in thousands):

	June 30,	June 30,
	2016	2015
Raw materials and supplies	$6,299	$5,723
Work-in-process	7,505	7,335
Finished goods	4,664	4,224
	18,468	17,282
Less: Reserve for obsolescence	(855)	(896)
	$17,613	$16,386

NOTE 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			June 30,	June 30,
	(in years)			2016	2015
Land		—		$1,264	$1,264
Building and improvements	7	-	40	17,460	17,422
Machinery and equipment	3	-	12	39,350	35,238
Office furniture and equipment	3	-	10	1,050	931
Construction-in-process		—		1,838	1,934
Assets acquired under capital lease				5,482	5,573
				66,444	62,362
Less: Accumulated depreciation				(23,018)	(17,808)
Less: Accumulated amortization on capital leases				(1,445)	(741)
				$41,981	$43,813

Depreciation expense totaled $6.2 million and $6.1 million in the years ended June 30, 2016 and 2015, respectively.

In June 2016, the Company entered into an agreement to purchase two 3D printers valued at $2.2 million.  As of June 30, 2016, the Company received one 3D printer valued at $0.6 million, which is included in machinery and equipment, and has made payments totaling $1.1 million on the second 3D printer, which is included in construction-in-process.  Also in June 2016, the Company entered into a Master Lease Agreement with Citizens Asset Finance, Inc. for $1.7 million of secured financing related to these 3D printers.  As of June 30 2016, the Company has received approximately $1.5 million in cash advances under this financing agreement.  The lease will commence upon receipt of the second 3D printer, which the Company anticipates will be in the first quarter of fiscal year 2017.  As of June 30, 2016, the Company has recorded accounts payable of $0.2 million due to the vendor, and other current accrued liabilities of $0.5 million and other long term liabilities of $1.0 million both due to Citizens Asset Finance, Inc.

NOTE 5 – Goodwill and Intangible Assets

The following table summarizes the activity in the Company's goodwill account by segment during the years ended 2016 and 2015 (in thousands):

	Precision Components Group	3DMT Group	Flanges and Fittings Group	Consolidated
Balance, June 30, 2014	$11,210	$3,435	$1,712	$16,357
Purchase accounting adjustments	(925)	(631)	—	(1,556)
Balance, June 30, 2015	10,285	2,804	1,712	14,801
Adjustments	—	—	—	—
Balance, June 30, 2016	$10,285	$2,804	$1,712	$14,801

The following table summarizes the Company's intangible assets as follows (in thousands):

	As of June 30, 2016			As of June 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,773	$(766)	$3,007	$3,773	$(527)	$3,246
Customer relationships	24,077	(6,021)	18,056	24,077	(3,613)	20,464
Non-compete agreements	3,642	(1,639)	2,003	3,642	(911)	2,731
Total	$31,492	$(8,426)	$23,066	$31,492	$(5,051)	$26,441

Intangible assets are amortized over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $3.4 million for other identifiable intangible assets for the years ended June 30, 2016 and 2015, respectively.  Estimated future amortization expense for the next five years as of June 30, 2016, is as follows (in thousands):

Fiscal Years	Amount
2017	$3,375
2018	3,375
2019	3,191
2020	2,643
2021	2,643
Thereafter	7,839
Total	$23,066

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

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	June 30, 2016	June 30, 2015
Senior secured revolving commitment	$7,560	$7,560
Senior secured term loan	16,248	22,924
Senior secured delayed draw term loan	5,509	7,482
Subordinated term loan	20,000	20,000
Other long term debt	4,449	—
Total debt	53,766	57,966
Less: Senior secured term loan, current portion	(11,217)	(4,781)
Less: Senior secured delayed draw term loan, current portion	(3,783)	(1,214)
Less: Other long term debt, current portion	(909)	—
Non-current portion	$37,857	$51,971

Amended & Restated Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $90.0 million, five-year Amended and Restated Credit Agreement with Citizens Bank, N.A. and Capital One, National Association (“Amended & Restated Credit Agreement”), which amended and restated in its entirety the Company's prior credit facility entered into April 7, 2014 and amended June 25, 2014.  Borrowings under the credit facility are secured by liens on substantially all assets of the Company and guaranteed by the Company’s subsidiaries who are not borrowers under the credit facility.

Borrowings under the credit facility may be made as Base Rate Loans or Eurocurrency Rate Loans.  The Base Rate Loans will bear interest at the fluctuating rate per annum equal to: (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizens Bank’s own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to the ICE Benchmark Administration LIBOR Rate plus the Applicable Rate.  The Applicable Rate will be adjusted quarterly, based on the Company’s total leverage ratio, in a range of 1.50% to 3.00% for Base Rate Loans and 2.50% to 4.00% for Eurodollar Rate Loans.  In addition to interest payments on the credit facility loans, the Company will pay commitment fees to the lenders, ranging from 0.25% to 0.45% per quarter on undrawn revolving loans and 0.50% per annum on undrawn term loan amounts.  On June 30, 2016, the interest rate on borrowings under the Amended & Restated Credit Agreement was approximately 5.0%.

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

The Amended & Restated Credit Agreement requires us to comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios in certain situations and maintaining insurance coverage.  As of June 30, 2016, the Company was in compliance with its debt covenants under the Amended & Restated Credit Agreement.

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

As of June 30, 2016, the Company was in compliance with its debt covenants under the Subordinated Credit Facility.

Loan Contract

On March 23, 2016, AFT Hungary entered into a Loan Contract with Erste Bank Hungary Zrt. in an amount equal to €4.0 million (“Loan Contract”).  The initial funding of €4.0 million drawn on the Loan Contract occurred on March 31, 2016.  Approximately $3.0 million of the net proceeds from the Loan Contract were used to partially repay obligations outstanding under the Amended & Restated Credit Agreement, with the remaining net proceeds to be used for capital expenditures and other investments to facilitate the export of goods and services provided by AFT Hungary.

The loan matures on March 7, 2021, and bears interest at a fixed rate of 0.98% per annum.  The Company is required to make semi-annual principal payments in an amount equal to approximately €400,000 along with monthly interest payments.  The Loan Contract is secured by certain of AFT Hungary’s assets, including the real estate and selected machinery and equipment located in Retsag, Hungary.

Future Debt Payments

The following schedule represents the Company's future debt payments as of June 30, 2016 (in thousands):

2017	$15,909
2018	6,909
2019 (1)	9,225
2020	20,909
2021	814
Total	$53,766

(1)	Amount includes $7.6 million for the senior secured revolving commitment.

NOTE 8 - Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	June 30, 2016	June 30, 2015
United States	$(1,362)	$(613)
Foreign	(763)	2,120
Total	$(2,125)	$1,507

The provision for income taxes consisted of the following (in thousands):

	June 30, 2016	June 30, 2015
Current:
Federal	$526	$915
State	(69)	(77)
Foreign	(122)	(358)
Total current benefit	335	480
Deferred:
Federal	(416)	(1,989)
Total deferred expense	(416)	(1,989)
Income tax expense	$(81)	$(1,509)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	June 30, 2016	June 30, 2015
Federal income taxes	34.0%	34.0%
State income taxes	2.2%	3.4%
Foreign income inclusions	(2.4)%	—%
Share-based compensation	(2.6)%	—%
Permanent items	0.7%	0.8%
Research and development tax credits	12.5%	—%
Foreign taxes	(5.7)%	—%
Change in tax rates	—%	1.1%
Uncertain tax positions	(2.4)%	38.0%
Valuation allowance and other	(40.0)%	22.7%
Effective rate	(3.7)%	100.0%

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  Deferred income tax assets and liabilities represent amounts available to reduce or increase taxes payable on taxable income in future years.  Management evaluates the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including carrybacks (if applicable), reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.  To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

Significant components of the Company's deferred tax assets at June 30, 2016 and 2015 are shown below.  A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement.  The Company has recognized a valuation allowance to an amount it expects to realize via carry back based on fiscal year 2016 operations and the reversal of existing temporary differences.  The increase in the valuation allowance in fiscal year 2016 represents the increase in deferred tax assets that the Company has determined is not more likely than not of being recovered.  If the Company's judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

Components of our deferred tax assets and liabilities were as follows (in thousands):

	June 30, 2016	June 30, 2015
Deferred tax assets arising from:
Accrued liabilities and reserves	$237	$152
Deferred revenue	9	—
Bad debt reserves	95	80
Tangible property	150	141
Inventory reserve	365	331
Intangible assets	718	685
Other	49	117
Share-based compensation	4	—
Unrealized foreign currency gain	2	50
Foreign tax credit carryforward	122	—
Research and development tax credits	201	—
Alternative minimum tax credits	319	—
Tax effects of net operating loss carryforwards	2,117	2,063
Less valuation allowances	(1,957)	(1,062)
Deferred tax assets	2,431	2,557

Deferred tax liabilities arising from:
Property and equipment	(3,198)	(2,985)
Prepaid expenses	(162)	(14)
Deferred revenue	—	(12)
Deferred tax liabilities	(3,360)	(3,011)

Net deferred tax liability	$(929)	$(454)

At June 30, 2016, the income tax receivable was $1.6 million and at June 30, 2105, the income tax receivable was $0.6 million, which includes $0.3 million related to uncertain tax positions, and were recorded in other current assets.

At June 30, 2016, the Company had federal net operating loss carryforwards of approximately $5.5 million expiring beginning in 2027 and state net operating loss carryforwards of approximately $7.3 million expiring beginning in 2023.

Pursuant to the Internal Revenue Code Sections 382 and 383, use of the Company's U.S. federal and state net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.  The Company had an ownership change in 2012 and, as a result, certain of the Company's net operating loss carryforwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.

As of June 30, 2016, the Company had research and development tax credit carryforwards of approximately $0.2 million, foreign tax credit carryforwards of approximately $0.1 million, and alternative minimum tax credit carryforwards of approximately $0.3 million.  If unused, the research and development tax credit carryforwards will begin to expire in 2035 and the foreign tax credit carryforwards will expire in 2026.  The alternative minimum tax credits can be carried forward indefinitely.

The following table summarizes the changes in the Company's unrecognized tax benefits during the year ended June 30, 2016 and 2015 (in thousands).  The Company expects no material changes to unrecognized tax positions within the next twelve months.  If recognized, all of these benefits would favorably impact the Company’s income tax expense, before considerations of any related valuation allowance.

	June 30, 2016	June 30, 2015
Balance, beginning of year	$924	$568
Increase in current year position	131	—
Increase in prior year position	—	441
Decrease in prior year position	(272)	(85)
Balance, end of year	$783	$924

NOTE 9 – Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

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

As a result of the Company’s net loss for the fiscal year ended June 30, 2016, potentially dilutive stock options of approximately 8,563 were considered anti-dilutive and were excluded from the computation of diluted earnings per share.  For the fiscal year ended June 30, 2015, the Company had no outstanding equity awards or other potentially dilutive securities; therefore, there was no computation of dilutive securities.

NOTE 10 – Related Party Transactions

Everest Hill Group Inc.

Everest Hill Group Inc. (“Everest Hill Group”) is the controlling shareholder of ARC, owning approximately 48.2% of its shares outstanding as of June 30, 2016.  Everest Hill Group also owns 100% of Quadrant Management Inc. (“QMI”), which indirectly owned 74% of the membership interests of Quadrant Metals Technologies LLC (“QMT”) prior to ARC’s acquisition of QMT in August 2012.  ARC and QMI are under common control of Everest Hill Group.

In addition, the following officers and directors of ARC are also affiliated with QMI and Everest Hill Group:

•

Mr. Jason Young, the Company's Chief Executive Officer, has been a Managing Director at QMI since 2005, where he is responsible for making investments in U.S. and emerging market companies, and where he frequently serves in active management or director-level roles.

•	Mr. Jason Young and Mr. Alan Quasha, the Company’s Chairman and an officer of QMI, each served on the Board of Directors of QMT during fiscal 2016 and received fees for such services.

Brean Capital, LLC

Brean Capital, LLC (“Brean Capital”) acted as an underwriter for the registered public offering discussed above in Note 9.  Everest Hill Group owns a minority interest in Brean Capital.  Brean Capital does not own any common stock of the Company.  The offering was be made in compliance with the applicable provisions of FINRA Rule 5121 whereby Imperial Capital, LLC (“Imperial Capital”) acted as the qualified independent underwriter for the offering.  In that role, Imperial Capital participated in the preparation of the prospectus and the registration statement of which the prospectus formed a part and exercised its usual standards of due diligence with respect thereto.

NOTE 11 – Share-Based Compensation and Employee Benefit Plans

In November 2015, the Company’s stockholders approved the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan (“2015 Plan”), which is administered by the Compensation Committee (“Committee”) of the Board of Directors.  The 2015 Plan reserves for issuance a total of 950,000 shares of common stock, which may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, or other types of awards as authorized under the plan.  As of June 30, 2016, there were approximately 190,950 shares of common stock available to be granted under the 2015 Plan.  In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of common stock at the date of grant.  The Committee determines the vesting conditions of awards; however, the performance period for an award subject to the satisfaction of performance measures may not exceed five years.  The 2015 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

A summary of stock option activity under the 2015 Plan as of June 30, 2016 is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Term (in years)
Outstanding as of June 30, 2015	-	-	-
Granted	766,175	$1.51
Forfeited	(7,125)	$1.51
Outstanding as of June 30, 2016	759,050	$1.51	6.54
Vested and exercisable as of June 30, 2016	114,950	$1.51	6.54
Vested and expected to vest as of June 30, 2016	638,023	$1.51	6.54

Options granted during the year ended June 30, 2016 have contractual lives of seven years.  The weighted-average grant date fair value of options granted during the year ended June 30, 2016 was $0.98.  The total fair value of shares vested during the year ended June 30, 2016 was $0.1 million.

Determining Fair Value

The Company estimates the fair value of stock options granted using the Black-Scholes method.  The assumptions used to determine the value of the Company’s stock options granted to employees during the year ended June 30, 2016 were as follows:

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

Share-Based Compensation Expense

Compensation expense recognized during the year ended June 30, 2016 was $0.2 million, and is included in selling, general and administrative expense.  As of June 30, 2016, there was $0.4 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.5 years.  The Company estimated expected forfeitures and is recognizing compensation expense only for those option grants expected to vest.  The Company’s estimate of forfeitures may be adjusted throughout the requisite service period based on the extent to which actual forfeitures differ, or are likely to differ, from the Company’s previous estimates.  At the end of the service period compensation cost will have been recognized only for those awards for which the employee has provided the requisite service.

401(k) Plan

The Company sponsors 401(k) plans and matches employee contributions as determined by resolution of the Board on an annual basis.  The employer contribution criterion currently varies by operating entity.  Company matching contributions to the 401(k) plan totaled $0.6 million and $0.4 million for years ended June 30, 2016 and 2015, respectively.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”), which allows eligible employees to authorize payroll deductions up to 5% of their base pay to purchase shares of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the fair market value of the stock on the last business day of the six-month purchase period.  A total of 750,000 shares were authorized under the ESPP.  The purchase period began on August 1, 2016; therefore, no shares have been purchased under the Company’s ESPP as of June 30, 2016.

NOTE 12 – Commitments and Contingencies

Leases

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through August 31, 2024, and contain various renewal options.  Rent expense was $0.9 million and $0.8 million for the years ended June 30, 2016 and 2015, respectively.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through June 30, 2024.  The capital leases have interest rates ranging from 3.0% to 15.6%.

At June 30, 2016, approximate future rental commitments were as follows (in thousands):

June 30,	Capital Leases	Operating Leases
2017	$920	$1,419
2018	919	1,250
2019	914	1,094
2020	48	445
2021	48	100
Thereafter	145	—
Total minimum lease payments	2,994	$4,308
Amount representing interest	(199)
Present value of total minimum lease payments	2,795
Current portion	(846)
Capital lease obligation, net of current portion	$1,949

As of June 30, 2016, the Company had $0.6 million in capital expenditure commitments.

Legal Proceedings

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 13 – Segment Information

The Company’s operations are classified into four reportable business segments:  Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.

•

The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding, precision metal stamping, and the hermetic sealing of certain components.  Industries served include medical and dental device, firearm and defense, automotive, aerospace, consumer durable, and electronic device.

•

The 3DMT Group was established to meet customer needs of reducing costs and accelerating the “speed-to-market” through rapid prototyping, short-run production, and rapid tooling.  The segment consists of our legacy tooling product line, 3DMT (our 3D printing and Additive Manufacturing operations), and ATC.

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

Summarized segment information for the years ended June 30, 2016 and 2015 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015

Sales:
Precision Components Group	$76,023	$87,163
3DMT Group	21,551	17,479
Flanges and Fittings Group	4,757	5,872
Wireless Group	1,509	1,991
Consolidated sales	$103,840	$112,505

Operating costs:
Precision Components Group	$69,551	$76,262
3DMT Group	22,883	19,082
Flanges and Fittings Group	4,245	5,222
Wireless Group	1,390	2,021
Consolidated operating costs	$98,069	$102,587

Segment operating income (loss):
Precision Components Group	$6,472	$10,901
3DMT Group	(1,332)	(1,603)
Flanges and Fittings Group	512	650
Wireless Group	119	(30)
Corporate (1)	(3,616)	(3,829)
Total segment operating income	$2,155	$6,089

Interest expense, net	(4,451)	(4,848)
Other income, net	171	266
Non-operating expense	(4,280)	(4,582)
Consolidated (loss) income before income taxes and non-controlling interest	$(2,125)	$1,507

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of director’s fees.

	Fiscal Year Ended June 30,
	2016	2015

Capital expenditures:
Precision Components Group	$1,956	$4,459
3DMT Group	656	327
Flanges and Fittings Group	21	24
Wireless Group	—	—
Consolidated capital expenditures	$2,633	$4,810

Depreciation and amortization expense:
Precision Components Group	$6,268	$6,038
3DMT Group	3,169	3,260
Flanges and Fittings Group	71	87
Wireless Group	21	74
Consolidated depreciation and amortization expense	$9,529	$9,459

	As of June 30,
	2016	2015
Total assets:
Precision Components Group	$69,657	$78,675
3DMT Group	21,055	21,567
Flanges and Fittings Group	1,257	1,528
Wireless Group	1,006	963
Corporate	28,823	23,290
Consolidated total assets	$121,798	$126,023

Geographic information for the Company is as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015
Sales:
U.S.	$96,492	$100,757
International	7,348	11,748
	$103,840	$112,505

	As of June 30,
	2016	2015
Property and equipment, net:
U.S.	$33,782	$35,555
International	8,199	8,258
	$41,981	$43,813

NOTE 14 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
Customer	2016	2015
1 (a)	10.2%	8.1%
2 (b)	9.4%	* %
3 (a)	8.8%	9.5%
4 (a)	8.1%	7.7%
5 (a)	5.9%	5.2%
Total	42.4%	30.5%

*Customer represented less than 5% of sales for the years presented.

(a)Revenue from this customer is generated through our Precision Components Group segment.

(b)Revenue from this customer is generated through our 3DMT Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
Customer	2016	2015
1	10.5%	9.0%
2	8.3%	6.2%
3	5.2%	7.0%
4	8.3%	** %
5	** %	** %
Total	32.3%	22.2%

**Customer represented less than 5% of accounts receivable for the years presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016.  Based on this evaluation, and the identification of a material weakness in our control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ARC’s Consolidated Financial Statements for external purposes in accordance with GAAP.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of June 30, 2016.  Based upon that evaluation, management identified the following material weaknesses as of June 30, 2016 in the Company’s internal control over financial reporting:

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

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the Securities and Exchange Commission on September 25, 2015, we concluded that, as of June 30, 2015 two material weaknesses in our internal control over financial reporting existed as we did not maintain effective controls over the review and analysis of our tax structure and applicable tax compliance regulations, and we had an insufficient information technology and accounting infrastructure that could lead to the untimely identification and resolution of accounting and disclosure matters.

During fiscal year 2016, we implemented the following changes in our internal control over financial reporting to address the previously reported material weaknesses and to enhance our overall financial control environment:

•

we liquidated our wireless subsidiary in the British Virgin Islands.  As a result, all of the Company’s subsidiaries are included in its U.S. tax return.  In addition, our tax preparer provided a questionnaire to help identify potential foreign tax issues prior to the preparation of the tax provision;

•

we implemented a new enterprise resource planning system at ATC, which went live on April 25, 2016, to establish better access controls, segregation of duties, timely reporting and more efficient processes and operations.

•

we have reviewed weaknesses in internal controls with our plant general managers and controllers to implement improved controls over information technology, segregation of duties, and policies and procedures.

To address the material weaknesses associated with the Company’s information technology infrastructure, planned actions in fiscal year 2017 include:

•	upgrade to the latest version of the enterprise resource planning system used at AFT;
•	initiate project to upgrade the enterprise resource planning system used at Kecy; and
•	strengthen the documentation of processes, procedures, and the review and approval of financial activities at our smaller facilities;

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

(b) Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our existing internal control structure over financial reporting during the three months ended June 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions “Information Regarding the Board of Directors and Executive Officers,” and “Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2016 (2016 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Outstanding Equity Awards at Fiscal Year-End,” and “Grants of Plan-Based Awards” in the 2016 Proxy Statement and is incorporated herein by reference.  Additional information required by this Item is set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5, above, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Transactions with Management and Principal Shareholders” and “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this annual report on Form 10-K:

(1)	Consolidated Financial Statements. See the Index to Financial Statements in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedules have been omitted since the required information is not significant or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

Exhibit Number	Description

1.1

Underwriting Agreement, dated April 2, 2015, by and between the Company, Brean Capital, LLC and Imperial Capital, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2015).

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

10.33	Guarantee and Collateral Agreement Supplement, made by ARC Metal Stamping, LLC in favor of Citizens Bank, N.A. (formerly known as RBS Citizens, N.A.), dated as of June 25, 2014. (6)
10.34	Asset Purchase Agreement, by and among Kecy Corporation, 4111 Munson Holding, LLC, ARC Metal Stamping, LLC and ARC Group Worldwide, Inc., dated as of June 25, 2014. (6)
10.35	Escrow Agreement, by and among ARC Metal Stamping, LLC, ARC Group Worldwide, Inc., Kecy Corporation and Wuersch & Gering LLP, dated as of June 25, 2014. (6)

Exhibit Number	Description
10.36	Lease Agreement, between 447 Walnut, LLC and ARC Metal Stamping, LLC, dated as of June 25, 2014. (6)
10.37	Transition Services Agreement, by and between Moore & Associates Sales Company and ARC Metal Stamping, LLC, dated June 25, 2014. (6)
10.38

Amended and Restated Credit Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed on November 12, 2014).

10.39

Credit Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, and McLarty Capital Partners SBIC, L.P., dated as of November 10, 2014 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed on November 12, 2014).

10.40

First Amendment, dated December 23, 2014, to the Amended and Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed on December 30, 2014).

10.41

First Amendment to the Credit Agreement, dated December 29, 2014, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, and McLarty Capital Partners SBIC, L.P., dated as of November 10, 2014 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed on December 30, 2014).

10.42

Schedules and Exhibits to the Amended and Restated Credit Agreement, dated November 10, 2014, by and among ARC Group Worldwide, Inc., Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, Citizens Bank, N.A., as Administrative Agent, issuing bank and swingline lender, and Capital One, N.A., as Syndication Agent, and other lenders from time to time party thereto (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed on January 14, 2015).

10.43

Schedules and Exhibits to the Credit Agreement, dated November 10, 2014, by and among ARC Group Worldwide, Inc., Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, McLarty Capital Partners SBIC, L.P., as administrative agent, and other lenders from time to time party hereto (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed on January 14, 2015).

10.44

Land Lease, dated August 7, 2014, by and between City of Deland, a Florida municipal corporation, and Flomet LLC (incorporated by reference to Exhibit 10.44 to the Company’s Amendment 1 to Registration Statement on Form S-1, filed on January 20, 2015).

10.45

Form of Lock-Up Agreement, dated April 8, 2015 by and among Brean Capital, LLC, Imperial Capital, LLC and Jason T. Young, CEO and Chairman; Drew M. Kelley, CFO and Director, Gregory D. Wallis, Director; Eddie W. Neely Director, Todd Grimm Director, Theodore Deinard and Everest Hill Group Inc. (incorporated by reference to Exhibit D of Exhibit 1.1 to the Company’s Amendment 4 to Registration Statement on Form S-1, filed on March 23, 2015).

10.46

Second Amendment, dated as of May 11, 2015, to the Amended & Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed on September 25, 2015).

Exhibit Number	Description
10.47	2015 ARC Group Worldwide, Inc. Equity Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement, Form DEF 14A, filed on September 29, 2015).
10.48

Fourth Amendment to Amended and Restated Credit Agreement, dated April 20, 2016, by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A and Capital One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2016).

10.49

Second Amendment to the Subordinated Loan Agreement, dated April 20, 2016, by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Capital Partners SBIC, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 22, 2016).

10.50	Loan Contract between Erste Bank Hungary Zrt. and AFT-Hungary Kft. dated as of March 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on May 4, 2016).
10.51

Third Amendment, dated March 29, 2016, to the Amended and Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, TeknaSeal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on May 4, 2016).

14.1	Amended and Restated Code of Ethics (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 7, 2008).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Hein & Associates LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1&	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*Filed with this Form 10-K.

&This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

(1)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 2000 filed on April 2, 2001.
(2)	Incorporated by reference from the Company’s Form 10-KSB for December 31, 1997 filed on March 31, 1998.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on October 4, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2014.
(5)

Exhibit 10.29, the Purchase Agreement among Precision Castparts Corp., Thixoforming LLC and Advanced Forming Technology, Inc., dated April 7, 2014 (originally filed with certain redactions as an exhibit to the Company’s Current Report on Form 8-K on April 11, 2014).

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 27, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Group Worldwide, Inc.

Date: September 9, 2016	By:	/s/ Jason T. Young
Jason T. Young, President, Chief Executive Officer, Director
(Principal Executive Officer)

Date: September 9, 2016	By:	/s/ Drew M. Kelley
Drew M. Kelley, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

September 9, 2016	/s/ Alan G. Quasha
Alan G. Quasha, Chairman of the Board

September 9, 2016	/s/ Jason T. Young
Jason T. Young, President, Chief Executive Officer, Director

September 9, 2016	/s/ Todd A. Grimm
Todd A. Grimm, Director

September 9, 2016	/s/ Gregory D. Wallis
Gregory D. Wallis, Director

September 9, 2016	/s/ Eddie W. Neely
Eddie W. Neely, Director