Form 10-Q
period 2016-10-02
ARC Group Worldwide, Inc.
filed 2016-11-10
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

As of November 7, 2016, the Registrant had 18,795,509 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended
	October 2, 2016	September 27, 2015
Sales	$26,826	$23,631
Cost of sales	21,825	19,528
Gross profit	5,001	4,103
Selling, general and administrative	5,049	4,006
(Loss) income from operations	(48)	97
Other (expense) income, net	(33)	3
Interest expense, net	(1,107)	(1,140)
Loss on extinguishment of debt	(723)	—
Loss before income taxes	(1,911)	(1,040)
Income tax benefit	1,331	426
Net loss from continuing operations	(580)	(614)
Gain on sale of subsidiary and net income from discontinued operations, net of tax	4,187	173
Net income (loss)	3,607	(441)
Net income attributable to non-controlling interests:
Continuing operations	(22)	(22)
Discontinued operations	(4)	(7)
Net income attributable to non-controlling interests	(26)	(29)
Net income (loss) attributable to ARC Group Worldwide, Inc.	$3,581	$(470)

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	$0.23	$0.01
Attributable to ARC Group Worldwide, Inc.	$0.20	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	18,123,883	18,123,883

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	October 2, 2016	June 30, 2016
ASSETS
Current assets:
Cash	$3,861	$3,620
Accounts receivable, net	15,304	14,186
Inventories, net	18,761	16,585
Deferred income tax assets	—	478
Prepaid expenses and other current assets	3,117	3,886
Current assets of discontinued operations	—	1,818
Total current assets	41,043	40,573
Property and equipment, net	41,561	41,828
Goodwill	11,427	11,427
Intangible assets, net	22,222	23,066
Other	23	28
Long-term assets of discontinued operations	—	3,527
Total assets	$116,276	$120,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,351	$8,602
Accrued expenses and other current liabilities	4,562	2,591
Deferred revenue	1,420	1,457
Bank borrowings, current portion of long-term debt, net of unamortized deferred financing costs	1,693	15,648
Capital lease obligations, current portion	841	837
Accrued escrow obligations, current portion	3,083	2,842
Current liabilities of discontinued operations	—	723
Total current liabilities	21,950	32,700
Long-term debt, net of current portion and unamortized deferred financing costs	41,682	36,769
Deferred income tax liabilities	40	1,407
Capital lease obligations, net of current portion	1,715	1,930
Accrued escrow obligations, net of current portion	725	966
Other long-term liabilities	2,114	2,115
Long-term liabilities of discontinued operations	—	19
Total liabilities	68,226	75,906

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,803,910 shares issued and 18,795,509 shares issued and outstanding at October 2, 2016 and June 30, 2016	10	10
Treasury stock, at cost; 8,401 shares at October 2, 2016 and June 30, 2016	(94)	(94)
Additional paid-in capital	30,013	29,702
Retained earnings	17,352	13,771
Accumulated other comprehensive loss	(24)	(6)
Total ARC Group Worldwide, Inc. stockholders' equity	47,257	43,383
Non-controlling interests	793	1,160
Total equity	48,050	44,543
Total liabilities and equity	$116,276	$120,449

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net income (loss)	$3,607	$(441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,374	2,362
Share-based compensation expense	312	—
Gain on sale of discontinued operations	(5,722)	—
Bad debt expense and other	13	5
Deferred income taxes	(888)	150
Changes in working capital:
Accounts receivable	(1,379)	974
Inventory	(2,414)	(596)
Prepaid expenses and other assets	870	(815)
Accounts payable	1,990	962
Accrued expenses	1,701	(950)
Deferred revenue	(37)	(145)
Net cash provided by operating activities	427	1,506

Cash flows from investing activities:
Purchases of property and equipment	(1,329)	(629)
Proceeds from sale of subsidiary	10,500	—
Net cash provided by (used in) investing activities	9,171	(629)

Cash flows from financing activities:
Proceeds from debt issuance	32,112	—
Repayments of long-term debt and capital lease obligations	(41,487)	(1,589)
Net cash used in financing activities	(9,375)	(1,589)
Effect of exchange rates on cash	18	37
Net increase (decrease) in cash	241	(675)
Cash, beginning of period	3,620	4,821
Cash, end of period	$3,861	$4,146

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,007	$1,050
Cash paid for income taxes, net of refunds	$(927)	$123

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a leading, global advanced manufacturer offering a full suite of products and services to its customers, including: (i) metal injection molding (“MIM”); (ii) 3D metal and plastic printing (also referred to as “Additive Manufacturing”); (iii) precision metal stamping; (iv) traditional and clean room plastic injection molding; and (v) advanced rapid and conformal tooling.  Through the Company’s diverse product offering, ARC provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for its customers.

ARC’s mission is to accelerate the adoption of key technologies, such as automation, robotics, production software, and 3D printing, in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  Further, ARC seeks to create innovative ways to streamline and improve the overall manufacturing process, including offering instant online quoting, in-house rapid and advanced conformal tooling, and a full suite of prototype-to-production capabilities.

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks; therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The consolidated balance sheet as of June 30, 2016, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  The Company follows the same accounting policies for preparing quarterly and annual reports.

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

Non-Controlling Interests

In connection with the acquisitions of FloMet LLC and Tekna Seal LLC, the Company obtained a majority interest in the subsidiaries and control of the subsidiaries' boards of directors.   During the first quarter of fiscal 2016, the Company purchased approximately 1.9% of the outstanding non-controlling membership interests of Tekna Seal LLC.  On September 30, 2016, the Company sold Tekna Seal LLC, which included 95.7% owned by the Company and 4.3% held by minority stakeholders (see Note 3, Discontinued Operations, for more information).  On October 2, 2016 and September 27, 2015, third party investors owned approximately 3.8% of the outstanding membership interests of FloMet LLC.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity for the applicable periods presented.

Comprehensive Income

For each of the quarters ended October 2, 2016 and September 27, 2015, there were no material differences between net income (loss) and comprehensive income (loss).

Accounting Pronouncements Adopted in the Current Period

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes.  This update requires an entity to classify deferred tax assets and liabilities as non-current within a classified statement of financial position.  ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, but early adoption is permitted.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company adopted the provisions of ASU 2015-17 on a prospective basis as of July 1, 2016; therefore, the prior period was not retrospectively adjusted.  The adoption of ASU 2015-17 did not have an impact on our consolidated results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest - Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.

The Company adopted the provisions of ASU 2015-03 on July 1, 2016, which required retroactive application and represented a change in accounting principle.  The deferred financing costs of approximately $1.3 million associated with a portion of our outstanding debt, which were previously included in prepaid expenses and other current assets and other assets on the consolidated balance sheet as of June 30, 2016, are reflected as a reduction to the carrying liability of the Company’s outstanding debt.  As a result of this change in accounting principle, the consolidated balance sheet as of June 30, 2016 was adjusted as follows (in thousands):

	June 30, 2016
	Previously	Effect of Adoption of
	Reported	Accounting Principle	As Adjusted
Assets:
Prepaid expenses and other current assets	$4,378	$(429)	$3,949
Other assets	$948	$(920)	$28
Total assets	$121,798	$(1,349)	$120,449

Liabilities:
Bank borrowings, current portion of long-term debt	$15,909	$(261)	$15,648
Long-term debt, net of current portion	$37,857	$(1,088)	$36,769
Total liabilities	$77,255	$(1,349)	$75,906

Recent Accounting Pronouncements

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by GAAP and thereby reduce the diversity in practice.  ASU

2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted.  This guidance is applicable to the Company's fiscal year beginning July 1, 2018.  The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2019 and may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 3 – Discontinued Operations

On September 30, 2016, the Company sold its non-core subsidiary, Tekna Seal LLC (“Tekna Seal”), to Winchester Electronics Corporation (“Winchester”) pursuant to a Membership Interests Purchase Agreement for $10.5 million in cash.  The sale to Winchester covered all of the membership interests of Tekna Seal, including 95.7% owned by the Company and 4.3% held by the Tekna Seal minority stakeholders.  The proceeds of the sale, after giving effect to any working capital adjustments, will be allocated among the Company and the minority sellers proportionate to their respective ownership of pre-closing membership interests.  The Company used the net cash proceeds of the sale to repay principal outstanding under the Company’s revolving loan.

Below is a summary of the gain on sale of discontinued operations (in thousands):

Gross proceeds	$10,500

Less:
Property and equipment, net	218
Accounts receivable	930
Inventory	1,265
Other current assets	51
Accounts payable and accrued expenses	(962)
Total net assets disposed	1,502

Goodwill	3,374
Transaction costs	374
Minority interests	(393)
Gain on sale of discontinued operations, before income taxes	$5,643

In connection with the sale, the Company recorded a pre-tax gain of approximately $5.6 million, which includes a non-cash charge of $3.4 million related to goodwill associated with Tekna Seal, and transaction costs of approximately $0.4 million.  The income from operations of Tekna Seal attributable to the Company was approximately $0.1 million and $0.2 million for the three months ended October 2, 2016 and September 27, 2015, respectively.

The condensed consolidated statements of operations for the three months ended October 2, 2016 include the results of operations of Tekna Seal through the sale date of September 30, 2016 and the gain on the sale of Tekna Seal.  Financial information for discontinued operations for the three months ended October 2, 2016 and September 27, 2015 is as follows (in thousands):

	For the three months ended
	October 2, 2016	September 27, 2015
Sales	$1,277	$858
Cost of sales	(943)	(478)
Gross profit	334	380
Selling, general and administrative	(242)	(207)
Income from discontinued operations, before income taxes	92	173
Gain on sale of discontinued operations	5,643	—
Total income from discontinued operations, before income taxes	5,735	173
Income tax expense on discontinued operations	(1,548)	—
Income from discontinued operations, net of tax	$4,187	$173

The following table presents the carrying amount as of June 30, 2016, of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheet (in thousands):

June 30, 2016
Current assets:
Accounts receivable	$727
Inventory	1,028
Other assets	63
Total current assets	1,818
Property and equipment, net	153
Goodwill	3,374
Total assets of discontinued operations	$5,345

Current liabilities:
Accounts payable and accrued expenses	$714
Capital lease obligations	9
Total current liabilities	723
Capital lease obligations	19
Total liabilities of discontinued operations	$742

Cash flows from Tekna Seal for the three months ended October 2, 2016 and September 27, 2015 are combined with the cash flows from operations within each of the categories presented on the condensed consolidated statements of cash flows.  There were no significant operating or investing activities from discontinued operations during the three months ended October 2, 2016 and September 27, 2015.

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	October 2,	June 30,
	2016	2016
Raw materials and supplies	$6,592	$6,299
Work-in-process	8,465	7,505
Finished goods	4,610	4,664
	19,667	18,468
Reserve for obsolescence	(906)	(855)
Inventory of discontinued operations	—	(1,028)
	$18,761	$16,585

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			October 2,	June 30,
	(in years)			2016	2016
Land		—		$1,264	$1,264
Building and improvements	7	-	40	17,411	17,460
Machinery and equipment	3	-	12	39,283	39,350
Office furniture and equipment	3	-	10	1,085	1,050
Construction-in-process		—		1,886	1,838
Assets acquired under capital lease				5,446	5,482
				66,375	66,444
Accumulated depreciation				(23,224)	(23,018)
Accumulated amortization on capital leases				(1,590)	(1,445)
Property and equipment of discontinued operations				—	(153)
				$41,561	$41,828

Depreciation expense totaled $1.5 million for the three months ended October 2, 2016 and September 27, 2015.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the Company's goodwill account by segment during the three months ended October 2, 2016 (in thousands):

	Precision Components Group	3DMT Group	Flanges and Fittings Group	Consolidated
Balance, June 30, 2016	$10,285	$2,804	$1,712	$14,801
Sale of subsidiary (1)	(3,374)	—	—	(3,374)
Balance, October 2, 2016	$6,911	$2,804	$1,712	$11,427

(1)

During the three months ended October 2, 2016, the Company sold its majority interest in Tekna Seal LLC and recorded a reduction of goodwill of $3.4 million, which is included in income from discontinued operations, net of tax on the condensed consolidated statement of operations (see Note 3, Discontinued Operations, for more information).

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	October 2, 2016			June 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,773	$(826)	$2,947	$3,773	$(766)	$3,007
Customer relationships	24,077	(6,623)	17,454	24,077	(6,021)	18,056
Non-compete agreements	3,642	(1,821)	1,821	3,642	(1,639)	2,003
Total	$31,492	$(9,270)	$22,222	$31,492	$(8,426)	$23,066

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $0.8 million for identifiable intangible assets for the three months ended October 2, 2016 and September 27, 2015.  Estimated future amortization expense for the next five years as of October 2, 2016, is as follows (in thousands):

Fiscal Years	Amount
Remainder of 2017	$2,531
2018	3,375
2019	3,191
2020	2,643
2021	2,643
Thereafter	7,839
Total	$22,222

There were no impairments of long-lived assets during the three months ended October 2, 2016 and September 27, 2015.

NOTE 7 – Accrued Escrow Obligations

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

NOTE 8 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	October 2, 2016	June 30, 2016
Senior secured revolving loan	$3,113	$7,560
Senior secured mortgage-based term loans	21,527	4,449
Senior secured term loan	—	16,248
Senior secured delayed draw term loan	—	5,509
Subordinated term loan	20,000	20,000
Total debt	44,640	53,766
Unamortized deferred financing costs	(1,265)	(1,349)
Total debt, net	43,375	52,417
Current portion of long-term debt, net of unamortized deferred financing costs	(1,693)	(15,648)
Long-term debt, net of current portion and unamortized deferred financing costs	$41,682	$36,769

New Senior Credit Agreement

On September 29, 2016, the Company and certain of its subsidiaries, entered into a new senior asset-based lending credit agreement with Citizens Bank, N.A. (the “Senior ABL Credit Facility”).

The Senior ABL Credit Facility provides the Company with the following extensions of credit and loans: (1) a Revolving Commitment in the principal amount of $25.0 million (the “Revolving Loan”) and (2) a mortgage-based Term Loan Commitment in the principal amount of $17.5 million (the “Term Loan”).  The loans under the Senior ABL Credit Facility are secured by liens on substantially all domestic assets of the Company and guaranteed by the Company’s domestic subsidiaries who are not borrowers under the Senior ABL Credit Facility.

The aggregate amount of revolving loans permitted under the Senior ABL Credit Facility may not exceed a borrowing base consisting of: (i) the sum of 85% of certain eligible accounts receivable, plus (ii) the lesser of 65% of the value of certain eligible inventory and 85% of the net orderly liquidation value of certain eligible inventory, plus (iii) an amount not to exceed $4.2 million, which amount will be adjusted based on the face amount of certain letters of credit issued to Citizens Bank, N.A. in connection with certain operating leases and capitalized leases, minus (iv) reserves for any amounts which the lender deems necessary or appropriate.

Borrowings under the Senior ABL Credit Facility may be made as Base Rate Loans or Eurodollar Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizens own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate.  The “Applicable Rate” will be (a) 2.50% with respect to Base Rate Loans that are Term Loans and 3.50% with respect to Eurodollar Rate Loans that are Term Loans, and (b) 2.50% with respect to Base Rate Loans that are Revolving Loans and 3.50% with respect to Eurodollar Rate Loans that are Revolving Loans, in each case until December 31, 2016, and thereafter the Applicable Rate will be adjusted quarterly, responsive to the Company’s Quarterly Average Availability Percentage, ranging from 1.25% to 1.75% with respect to Base Rate Loans that are Revolving Loans and from 2.25% to 2.75% with respect to Eurodollar Rate Loans that are Revolving Loans.  In addition to interest payments on the Senior ABL Credit Facility loans, the Company will pay commitment fees to the lender of 0.375% per quarter on undrawn Revolving Loans.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the lender.

The Maturity Date with respect to the Revolving Loan and the Term Loan is August 11, 2019, provided, however, upon repayment of Company subordinated indebtedness the maturity date will automatically extend to five years after the Closing Date for Revolving Loans and Revolving Commitments, and with respect to the Term Loans, the earlier of the date that is (i) ten years after the Closing Date and (ii) the maturity date of the Revolving Loans.  The Senior ABL Credit Facility contains certain mandatory prepayment provisions, including mandatory prepayments due in respect of sales of assets, sales of equity securities, events of default and other customary events, with exceptions for non-core business dispositions.

The Senior ABL Credit Facility contains customary covenants and negative covenants regarding operation of the Company’s business, including maintenance of certain financial ratios, as well as restrictions on dispositions of Company assets.

In connection with the Senior ABL Credit Facility, the Company and the Borrowers together with certain subsidiaries (collectively, the “Guarantors”), have entered into an Amended and Restated Guarantee and Collateral Agreement with Citizens Bank, N.A. dated as of September 29, 2016, which secures all of the loans and credits drawn from the Senior ABL Credit Facility by the Borrowers.  The security interests established under the Amended and Restated Guarantee and Collateral Agreement include senior secured liens on substantially all of the assets of the Guarantors.  The Guarantors have agreed to guarantee the unconditional payment and performance to the lender of all obligations of the Borrowers under the Senior ABL Credit Facility.

As of October 2, 2016, the Company was in compliance with its debt covenants under the Senior ABL Credit Facility.

Prior Amended & Restated Credit Agreement

On September 29, 2016, the Company refinanced all of the existing long-term debt obligations with Citizens Bank, N.A. into the Senior ABL Credit Facility described above.  The Company accounted for the refinancing as an extinguishment of debt and wrote off $0.7 million of previously deferred financing fees.

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

On April 20, 2016, the Company entered into a second amendment to the Subordinated Loan Agreement (“McLarty Second Amendment”), as previously amended on December 29, 2014, to modify certain terms including:

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

The Subordinated Loan Agreement has been subordinated to the Senior ABL Credit Facility pursuant to a First Lien Subordination Agreement.  The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants, negative covenants, and prepayment terms that are similar to those contained in the Senior ABL Credit Facility described above.

As of October 2, 2016, the Company was in compliance with its debt covenants under the Subordinated Credit Facility.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of October 2, 2016 (in thousands):

2017 (1)	$1,104
2018	1,770
2019	1,770
2020	21,770
2021	18,226
Total	$44,640

(1)	Represents long-term debt principal payments for the nine month period ending June 30, 2017.

NOTE 9 – Income Taxes

The balance of income taxes receivable was $0 and $1.6 million at October 2, 2016 and June 30, 2016, respectively.  The decrease in the income taxes receivable during the three months ended October 2, 2016, was primarily associated with the receipt of a federal income tax refund of approximately $0.9 million related to the carryback of the Company’s 2015 net operating loss.  The remaining income taxes receivable has been netted to reflect a current period taxes payable of $0.5 million due primarily to the gain on the sale of Tekna Seal.  The Company had unrecognized tax benefits for uncertain tax positions of $1.1 million and $1.0 million on October 2, 2016 and June 30, 2016, respectively, which are included in other long-term liabilities.

NOTE 10 – Earnings Per Share

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

As a result of the Company’s net loss from continuing operations for the three months ended October 2, 2016, potentially dilutive stock options of approximately 134,927 were considered anti-dilutive and were excluded from the computation of diluted earnings per share.  For the three months ended September 27, 2015, the Company had no outstanding equity awards or other potentially dilutive securities; therefore, there was no computation of dilutive securities.

NOTE 11 – Share-Based Compensation

In November 2015, the Company’s stockholders approved the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan (“2015 Plan”), which is administered by the Compensation Committee (“Committee”) of the Board of Directors.  The 2015 Plan reserves for issuance a total of 950,000 shares of common stock, which may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, or other types of awards as authorized under the plan.  As of October 2, 2016, there were 7,125 shares of common stock available to be granted under the 2015 Plan.  In the case of stock options, the exercise price of the stock options granted may not be less than the fair market value of a share of common stock at the date of grant.  The Committee determines the vesting conditions of awards; however, the performance period for an award subject to the satisfaction of performance measures may not exceed five years.  The 2015 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

A summary of stock option activity under the 2015 Plan as of October 2, 2016 is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Term (in years)
Outstanding as of June 30, 2016	759,050	$1.51
Granted	190,950	$2.50
Forfeited	(7,125)	$1.51
Outstanding as of October 2, 2016	942,875	$1.71	6.41
Vested and exercisable as of October 2, 2016	292,513	$2.11	6.66
Vested and expected to vest as of October 2, 2016	840,437	$1.73	6.42

Stock options granted during the three month period ending October 2, 2016 have contractual lives of seven years.  The weighted-average grant date fair value of stock options granted during the three months ended October 2, 2016 was $1.46 per share. The total fair value of shares vested during the three months ended October 2, 2016 was $0.5 million.

Determining Fair Value

The Company estimates the fair value of stock options granted using the Black-Scholes method.  The assumptions used to determine the value of the Company’s stock options granted to employees during the three month period ended October 2, 2016 were as follows:

Expected term	3.50	-	4.75	years
Expected volatility	78.8%	-	85.0%
Expected dividend yield	-%
Risk-free interest rate	1.02%	-	1.19%

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

Share-Based Compensation Expense

Compensation expense recognized during the three month period ended October 2, 2016 was $0.3 million, and is included in selling, general and administrative expense.  As of October 2, 2016, there was $0.4 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.3 years.  The Company estimated expected forfeitures and is recognizing compensation expense only for those option grants expected to vest.  The Company’s estimate of forfeitures may be adjusted throughout the requisite service period based on the extent to which actual forfeitures differ, or are likely to differ, from the Company’s previous estimates.  At the end of the service period compensation cost will have been recognized only for those awards for which the employee has provided the requisite service.

Employee Stock Purchase Plan

Under the terms of the Company’s employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 5% of their base pay to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each six-month purchase period.  A total of 750,000 shares were authorized under the ESPP.  The purchase period began on August 1, 2016; therefore, no shares have been purchased under the Company’s ESPP as of October 2, 2016.

NOTE 12 – Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through August 31, 2024, which contain various renewal options.  The Company also leases equipment under non-cancellable capital lease agreements expiring through June 30, 2024.  The capital leases have interest rates ranging from 3.0% to 5.8%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of October 2, 2016, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

NOTE 13 – Segment Information

The Company’s operations are classified into four reportable business segments:  Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.

•

The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding and precision metal stamping.  Industries served include aerospace, automotive, consumer durables, electronic devices, firearms and defense, and medical and dental devices.

•	The 3DMT Group consists of our tooling product line, 3DMT (our 3D printing and additive manufacturing operations), and ATC.

•	The Flanges and Fittings Group consists of General Flange & Forge LLC (“GF&F”). GF&F provides custom machining solutions and special flange facings.

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

The historical results of Tekna Seal, which were included in the Precision Components Group segment, have been reflected as discontinued operations; therefore, historical segment information has been restated.  Summarized segment information for the three month periods ended October 2, 2016 and September 27, 2015 is as follows (in thousands):

	Three months ended
	October 2,	September 27,
	2016	2015
Sales:
Precision Components Group	$19,332	$17,069
3DMT Group	6,141	5,056
Flanges and Fittings Group	1,113	1,172
Wireless Group	240	334
Consolidated sales	$26,826	$23,631

Operating costs:
Precision Components Group	$17,435	$16,261
3DMT Group	6,823	5,209
Flanges and Fittings Group	983	968
Wireless Group	245	288
Consolidated operating costs	$25,486	$22,726

Segment operating income (loss):
Precision Components Group	$1,897	$808
3DMT Group	(682)	(153)
Flanges and Fittings Group	130	204
Wireless Group	(5)	46
Corporate (1)	(1,388)	(808)
Total segment operating (loss) income	$(48)	$97

Interest expense, net	(1,107)	(1,140)
Loss on extinguishment of debt	(723)	—
Other (expense) income, net	(33)	3
Non-operating expense	(1,863)	(1,137)
Consolidated loss before income taxes and non-controlling interest	$(1,911)	$(1,040)

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

NOTE 14 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	October 2,	September 27,
Customer	2016	2015
1 (b)	12.8%	7.4%
2 (a)	10.8%	9.1%
3 (a)	8.2%	8.0%
4 (a)	7.6%	9.6%
Total	39.4%	34.1%

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our 3DMT Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
	October 2,	June 30,
Customer	2016	2016
1	12.8%	8.3%
2	10.7%	10.5%
3	6.9%	8.3%
4	5.2%	5.2%
Total	35.6%	32.3%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the ARC Group Worldwide, Inc. (“ARC,” “our,” “we,” or “us”) Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Quarterly Report (this “Report”) may contain certain statements about ARC that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Factors that could cause our results to differ materially from current expectations include, but are not limited to, factors detailed in our reports filed with the SEC, including further but not limited to those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  In addition, these statements are based on a number of assumptions that are subject to change.  The forward-looking statements contained in this Report may include all other statements in this document other than historical facts.  Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements.  Forward-looking statements include statements relating to the following: (1) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses, and future prospects; (2) business and management strategies and the expansion and growth of ARC; (3) the effects of government regulation on ARC’s business; and (4) our plans, objectives, expectations and intentions generally.

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

•

Additional Metal and Plastic Fabrication Capabilities.  We offer a number of additional specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include precision stamping, magnesium injection molding, computer numerical control machining, plastic injection molding (including medical clean room applications), and fitting and flange manufacturing.

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

Results of Operations – Three Months Ended October 2, 2016 and September 27, 2015

The following tables summarize our sales and gross profit from continuing operations for the periods indicated, by reporting segment (in thousands):

	Three Months Ended
	October 2, 2016		September 27, 2015
	Amount	Percent of total	Amount	Percent of total
Sales:
Precision Components Group	$19,332	72.1%	$17,069	72.2%
3DMT Group	6,141	22.9%	5,056	21.4%
Flanges and Fittings Group	1,113	4.1%	1,172	5.0%
Wireless Group	240	0.9%	334	1.4%
Total	$26,826	100.0%	$23,631	100.0%

Gross profit:
Precision Components Group	$3,940	78.9%	$2,704	65.9%
3DMT Group	667	13.3%	902	22.0%
Flanges and Fittings Group	322	6.4%	392	9.5%
Wireless Group	72	1.4%	106	2.6%
Total	$5,001	100.0%	$4,104	100.0%

Sales

For the Three Months Ended October 2, 2016 Compared to the Three Months Ended September 27, 2015

Sales from continuing operations during the three month period ended October 2, 2016, totaled $26.8 million, representing an increase of $3.2 million, or 13.6%, from $23.6 million during the three month period ended September 27, 2015.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $19.3 million during the three month period ended October 2, 2016, representing an increase of approximately $2.2 million, or 12.9%, as compared with sales of $17.1 million in the prior year period.  The increase in sales was primarily due to higher MIM sales of $2.1 million.  MIM sales increased primarily as a result of higher sales to customers in the firearm and defense, and automotive industries.

•

3DMT Group sales were $6.1 million during the three month period ended October 2, 2016, representing an increase of approximately $1.0 million, or 19.6%, as compared with sales of $5.1 million in the prior year period.  The increase in sales was primarily due to higher plastic injection molding sales of $1.8 million, partially offset by lower tooling sales of $0.7 million as more of the tool production is for internal ownership and use.

•

Flanges and Fittings Group sales were $1.1 million during the three month period ended October 2, 2016, representing a decrease of approximately $0.1 million, or 8.3%, as compared with sales of $1.2 million in the prior year period.  The decrease was primarily due to lower sales to customers in the oil and gas industry and increased competition.

•

Wireless Group sales were $0.2 million during the three month period ended October 2, 2016 representing a decrease of approximately $0.1 million as compared with sales of $0.3 million in the prior year period.  The decrease in sales is primarily due to increased competition in the frequency space and applications in which our products are used.

Gross Profit

Gross profit is affected by a number of factors including product mix, cost of labor and raw materials, unit volumes, pricing, competition, new products and services, new customer programs, and capacity utilization.  In the case of new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead.  Gross margin often improves as manufacturing volumes increase, which improves our utilization rates and overhead absorption.  As a result of these various factors, our gross margin varies from period to period.

For the Three Months Ended October 2, 2016 Compared to the Three Months Ended September 27, 2015

On a consolidated basis gross profit from continuing operations was $5.0 million during the three month period ended October 2, 2016, representing an increase of approximately $0.9 million, or 22.0%, as compared with gross profit of $4.1 million in the prior year period.  Gross margin increased to 18.6% in the three month period ended October 2, 2016, compared with 17.4% in the three month period ended September 27, 2015.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $3.9 million during the three month period ended October 2, 2016, representing an increase of approximately $1.2 million, or 44.4%, as compared with gross profit of $2.7 million in the prior year period.  Gross margin increased to 20.4% in the three month period ended October 2, 2016, compared with 15.8% in the three month period ended September 27, 2015.  The primary reason for the increase in gross profit was due to higher production volume at our MIM facilities in Colorado.  The primary reason for the increase in gross margin percentage was due to increased production and improved efficiency at our MIM facilities in Colorado.

•

3DMT Group gross profit was $0.7 million during the three month period ended October 2, 2016, representing a decrease of $0.2 million, or 22.2%, as compared with gross profit of $0.9 million in the prior year period.  Gross margin decreased to 10.9% in the three month period ended October 2, 2016, compared with 17.8% in the three month period ended September 27, 2015.  The primary reason for the decrease in gross profit was lower tooling sales as we are building more tools for internal ownership and use.  Gross margin percentage decreased on tooling sales due to higher labor and contracting costs as we are building more complex products.

•

Flanges and Fittings Group gross profit was $0.3 million during the three month periods ended October 2, 2016 representing a decrease of $0.1 million, or 25.0%, as compared with gross profit of $0.4 million in the prior year period.  The decrease in gross profit was due to certain non-recurring refunds of duties received in the prior year.

•	Wireless Group gross profit was $0.1 million during the three month periods ended October 2, 2016 and September 27, 2015.

The following paragraphs discuss other items affecting the results of our operations for the three months ended October 2, 2016 and September 27, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $5.0 million, or 18.8% of sales, during the three month period ended October 2, 2016, compared with $4.0 million, or 17.0% of sales, during the three month period ended September 27, 2015.  The increase in SG&A expense during the three month period ended October 2, 2016 was primarily due to higher labor related costs of $0.7 million, of which $0.3 million was related to stock based compensation, and higher outside service fees of $0.3 million.

Interest Expense, Net

Interest expense, net was $1.1 million during the three month periods ended October 2, 2016 and September 27, 2015.  In connection with the refinancing of the Company’s senior secured credit facility and the retirement of debt resulting from proceeds from the sale of Tekna Seal, both in September 2016, the Company expects interest expense will decrease during the subsequent quarters in fiscal year 2017.

Loss on Extinguishment of Debt

During the three months ended October 2, 2016, approximately $0.7 million of unamortized deferred financing costs were expensed as a result of the extinguishment of our First Amended and Restated Credit Agreement.

Discontinued Operations

In September 2016, the Company sold its subsidiary Tekna Seal LLC pursuant to the terms and conditions of a Membership Interests Purchase Agreement.  The sale covered all of the membership interests of Tekna Seal, including 95.7% owned by the Company and 4.3% held by the Tekna Seal minority stakeholders.  As a result of this transaction, income from continuing operations excludes the income from discontinued operations, before tax of $0.1 million and the gain on disposition of this business, after tax of $4.2 million.

Income Tax Benefit

Income tax benefit from continuing operations was $1.3 million for the three month period ended October 2, 2016, compared to $0.4 million for the three month period ended September 27, 2015.

The primary reason for the increase in the tax benefit in the three month period ended October 2, 2016 was our net loss and the amortization of indefinite-lived intangible assets that were not available to offset existing deferred tax assets (termed a “naked credit”).

Liquidity and Capital Resources

As of October 2, 2016, we had cash and cash equivalents of $3.9 million.  We anticipate our cash on hand and cash flows from operations will be sufficient to finance our operations for the next twelve months.  In order to provide additional liquidity in the future and to help support our strategic goals, we have a senior secured revolving loan, with a current borrowing capacity of up to $25.0 million.  After consideration of $3.1 million of borrowings outstanding, our remaining borrowing capacity was $21.9 million at October 2, 2016.  Any additional borrowings under the senior secured revolving loan are subject to compliance with the terms of our Senior ABL Credit Facility.

Under the new Senior ABL Credit Facility with Citizens Bank, N.A., we will not maintain any cash on hand in our domestic bank accounts by design.  Instead, we maintain a $25.0 million asset based revolver loan as part of our loan agreement that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding revolver loan balance for that day to fund our continuing operations.  The reduction serves to decrease our daily interest expense to the extent cash is available and swept over to reduce the revolver loan.  Disbursements are paid daily from cash being made available under our revolver loan based on a borrowing base calculation.

Cash held in financial institutions outside the United States totaled $1.2 million and $1.6 million as of October 2, 2016 and June 30, 2016, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

Operating Activities

Cash provided by operating activities decreased $1.1 million to $0.4 million for the three months ended October 2, 2016, as compared to $1.5 million of cash provided by operating activities for the three months ended September 27, 2015, primarily due to the following:

•	A pre-tax gain of $5.7 million recognized on the sale of our subsidiary, the cash from which is recognized as an investing activity;
•

Deferred income taxes decreased $1.0 million in the first quarter of fiscal year 2017 primarily due to applying an annualized effective tax rate to the quarter results of $0.5 million and a reduction in deferred taxes attributable to the subsidiary that was sold of $0.4 million;

•	The reductions in cash provided by operating activities were partially offset by an increase in net income of $4.1 million; and
•

An increase in cash provided by changes in working capital of $1.3 million.  Cash provided by operations in fiscal year 2017 was due in part to cash received from income tax refunds of approximately $0.9 million.  Increases in accounts receivable, inventory, accounts payable and accrued expenses were primarily due to higher sales volume.  In addition, accrued expenses increased due to accruals for professional fees related to the sale of Tekna Seal and the refinancing of debt.

Investing Activities

Cash provided by investing activities increased $9.8 million to $9.2 million for the three months ended October 2, 2016 as compared to net cash used in investing activities of $0.6 million for the three months ended September 27, 2015, primarily due to the following:

•	Proceeds received from the sale of our subsidiary of $10.5 million; and
•	Partially offset by an increase in cash used to purchase property and equipment of $1.3 million.

Financing Activities

Cash used in financing activities increased $7.8 million to $9.4 million in the three months ended October 2, 2016, as compared to cash used of $1.6 million in the three months ended September 27, 2015, primarily due to the following:

•	Higher net principal payments on our long-term debt primarily due to cash received of $10.5 million from the sale of our subsidiary, which was applied against our debt, partially offset by borrowings.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 8, Debt, to our condensed consolidated financial statements in Part I, Item 1 to this Report incorporated herein by reference thereto.  See Note 7, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for more information about our long-term debt.

The descriptions of the Senior ABL Credit Facility and the Subordinated Term Loan Agreement (together, our “Credit Facilities”) do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

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

Senior ABL Credit Facility Financial Ratios.  Our Senior ABL Credit Facility contains a financial ratio covenant, summarized as follows:

Fixed Charge Coverage Ratio.  We may not permit the Fixed Charge Coverage Ratio, as of the last day of any period of four consecutive fiscal quarters, to be less than the greater of (i) 1.10 to 1.00 and (ii) the maximum fixed charge coverage ratio or equivalent ratio permitted under the Subordinated Loan Agreement.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures minus expense for taxes paid in cash; to (b) fixed charges, all calculated on a consolidated basis in accordance with GAAP.

The summary calculations of our Senior ABL Credit Facility Fixed Charge Coverage Ratio as of October 2, 2016 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,087
Less unfinanced portion of capital expenditures	(2,364)
Less expense for taxes paid in cash	(200)
Coverage Amount (a)	$9,523
Fixed Charges (b)	$6,180
Fixed Charge Coverage Ratio (a:b)	1.54:1.00

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

Period	Fixed Charge Coverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.00:1.00
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of October 2, 2016 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,087
Less unfinanced portion of capital expenditures	(2,364)
Less expense for taxes paid in cash	(200)
Coverage Amount (a)	$9,523
Fixed Charges (b)	$6,180
Fixed Charge Coverage Ratio (a:b)	1.54:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.50:1.00
September 25, 2016 through December 24, 2016	5.00:1.00
December 25, 2016 through March 25, 2017	4.50:1.00
March 26, 2017 through June 29, 2017	4.25:1.00
June 30, 2017 through September 23, 2017	4.00:1.00
September 24, 2017 and thereafter	3.50:1.00

The summary calculations of our Subordinated Loan Agreement Total Leverage Ratio as of October 2, 2016, is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$47,196
Consolidated EBITDA (b)	$12,087
Maximum Total Leverage Ratio (a:b)	3.91:1.00

Compliance with Financial Ratio Covenants

As of October 2, 2016, we were in compliance with our debt covenants under our Senior ABL Credit Facility and our Subordinated Loan Agreement.

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

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	October 2, 2016
Net income	$1,842
Share-based compensation	489
Interest expense, net	4,418
Income taxes	724
Depreciation and amortization	9,519
Transaction related expenses (1)	1,311
Restructuring and severance expenses	563
Pro-forma EBITDA adjustment to exclude discontinued subsidiary	(6,779)
Consolidated EBITDA (2)	$12,087

(1)

Transaction related expenses relate to legal fees incurred to amend certain debt agreements, loss on extinguishment of debt, charges related to the sale of our non-core subsidiary and costs incurred to relocate a facility.

(2)

Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.  Share-based compensation, transaction related costs, restructuring and severance expenses, and pro-forma EBITDA adjustment to exclude discontinued subsidiary are adjustments made in accordance with our bank debt covenants.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of October 2, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain.  Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  For a discussion of our critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in our Form 10-K for the fiscal year ended June 30, 2016.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of October 2, 2016, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

We previously reported material weaknesses that were identified as of June 30, 2016.  Our information technology and accounting infrastructure was inadequate, which could result in the failure to perform timely and effective reviews at a precision necessary to identify a material error.

Changes in Internal Control over Financial Reporting

To address the material weaknesses associated with our information technology and accounting infrastructure, remediation actions taken in fiscal year 2017 include:

•	Upgrade to the latest version of the enterprise resource planning system used at AFT; and
•	Strengthen the documentation of processes, procedures, and the review and approval of our financial activities at our smaller facilities.

During the first quarter of fiscal year 2017, we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•

We sold Tekna Seal, which was one of our smaller facilities.  We are in the process of moving the accounting for GF&F to Kecy, which has a larger accounting staff with better segregation of duties.  We are improving the documentation of process and procedures at 3DMT and Thixoforming.  We have also enhanced our process to review and approve the financial records of ARC Wireless.

The audit committee directed management to implement remediation measures and is monitoring their implementation.  Certain remediation measures may extend into fiscal year 2018.  In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and other procedures that will be implemented will largely remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.  However, the implementation of certain mitigating processes and procedures is dependent on certain factors, including, but not limited to, our financial performance.  Management is committed to continuous improvement of our internal control processes and will continue to evaluate and work to improve internal control over financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended October 2, 2016, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1*

Membership Interest Purchase Agreement, dated September 30, 2016, between Quadrant Metals Technologies LLC, Doug McCarron and Dianna Quasha and Winchester Electronics Corporation.  Schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K.  The Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.1

Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of September 29, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2016.

10.2

Amended and Restated Guarantee and Collateral Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as guarantors, and Citizens Bank, N.A., dated September 29, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2016.

31.1*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1&	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*Filed with this Form 10-Q.

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

ARC GROUP WORLDWIDE, INC.

Date: November 10, 2016	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: November 10, 2016	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Principal Financial Officer and
Principal Accounting Officer