Form 10-Q
period 2017-01-01
ARC Group Worldwide, Inc.
filed 2017-02-09
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

As of February 7, 2017, the Registrant had 18,843,252 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the six months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Sales	$28,200	$23,837	$55,026	$47,468
Cost of sales	23,409	19,719	45,234	39,247
Gross profit	4,791	4,118	9,792	8,221
Selling, general and administrative	4,788	4,114	9,837	8,120
Income (loss) from operations	3	4	(45)	101
Other income, net	837	91	804	94
Interest expense, net	(1,030)	(1,126)	(2,137)	(2,266)
Loss on extinguishment of debt	—	—	(723)	—
Loss before income taxes	(190)	(1,031)	(2,101)	(2,071)
Income tax (expense) benefit	(30)	132	1,301	558
Net loss from continuing operations	(220)	(899)	(800)	(1,513)
Gain on sale of subsidiary and income from discontinued operations, net of tax	(490)	305	3,697	478
Net (loss) income	(710)	(594)	2,897	(1,035)
Net income attributable to non-controlling interests:
Continuing operations	—	(22)	(22)	(44)
Discontinued operations	—	(13)	(4)	(20)
Net income attributable to non-controlling interests	—	(35)	(26)	(64)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(710)	$(629)	$2,871	$(1,099)

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.05)	$(0.04)	$(0.09)
Discontinued operations	$(0.03)	$0.02	$0.20	$0.03
Attributable to ARC Group Worldwide, Inc.	$(0.04)	$(0.03)	$0.16	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	18,123,883	18,123,883	18,123,883	18,123,883

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	January 1, 2017	June 30, 2016
ASSETS
Current assets:
Cash	$1,215	$3,620
Accounts receivable, net	14,521	14,186
Inventories, net	18,719	16,585
Deferred income tax assets	—	478
Prepaid expenses and other current assets	4,301	3,886
Current assets of discontinued operations	—	1,818
Total current assets	38,756	40,573
Property and equipment, net	41,446	41,828
Goodwill	11,427	11,427
Intangible assets, net	21,378	23,066
Other	22	28
Long-term assets of discontinued operations	—	3,527
Total assets	$113,029	$120,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,238	$8,602
Accrued expenses and other current liabilities	2,803	2,591
Deferred revenue	827	1,457
Bank borrowings, current portion of long-term debt, net of unamortized deferred financing costs	1,636	15,648
Capital lease obligations, current portion	1,386	837
Accrued escrow obligations, current portion	1,233	2,842
Current liabilities of discontinued operations	—	723
Total current liabilities	17,123	32,700
Long-term debt, net of current portion and unamortized deferred financing costs	42,562	36,769
Deferred income tax liabilities	832	1,407
Capital lease obligations, net of current portion	2,527	1,930
Accrued escrow obligations, net of current portion	1,912	966
Other long-term liabilities	1,147	2,115
Long-term liabilities of discontinued operations	—	19
Total liabilities	66,103	75,906

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,803,910 shares issued and 18,795,509 shares issued and outstanding at January 1, 2017 and June 30, 2016	10	10
Treasury stock, at cost; 8,401 shares at January 1, 2017 and June 30, 2016	(94)	(94)
Additional paid-in capital	30,479	29,702
Retained earnings	16,642	13,771
Accumulated other comprehensive loss	(111)	(6)
Total ARC Group Worldwide, Inc. stockholders' equity	46,926	43,383
Non-controlling interests	—	1,160
Total equity	46,926	44,543
Total liabilities and equity	$113,029	$120,449

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the six months ended
	January 1, 2017	December 27, 2015
Cash flows from operating activities:
Net income (loss)	$2,897	$(1,035)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,889	4,750
Share-based compensation expense	375	—
Gain on sale of discontinued operations	(5,418)	—
Bad debt expense and other	49	69
Deferred income taxes	(286)	374
Changes in working capital:
Accounts receivable	(621)	1,157
Inventory	(2,374)	1,111
Prepaid expenses and other assets	(306)	(2,265)
Accounts payable	1,628	(560)
Accrued expenses	(700)	(960)
Deferred revenue	(629)	(43)
Net cash (used in) provided by operating activities	(496)	2,598

Cash flows from investing activities:
Purchases of property and equipment	(2,901)	(1,339)
Proceeds from sale of subsidiary	10,538	—
Net cash provided by (used in) investing activities	7,637	(1,339)

Cash flows from financing activities:
Proceeds from debt issuance	48,773	1,000
Repayments of long-term debt and capital lease obligations	(57,397)	(3,215)
Payment of distributions to non-controlling membership interests from the sale of subsidiary	(438)	—
Purchase of non-controlling membership interests	(200)	—
Net cash used in financing activities	(9,262)	(2,215)
Effect of exchange rates on cash	(284)	2
Net decrease in cash	(2,405)	(954)
Cash, beginning of period	3,620	4,821
Cash, end of period	$1,215	$3,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,913	$1,474
Cash paid for income taxes, net of refunds	$(877)	$514

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

Non-Controlling Interests

During the first quarter of fiscal 2016, the Company purchased approximately 1.9% of the outstanding non-controlling membership interests of Tekna Seal LLC.  On September 30, 2016, the Company sold Tekna Seal LLC, which included 95.7% owned by the Company and 4.3% held by minority stakeholders (see Note 3, Discontinued Operations, for more information).  Effective October 3, 2016, the Company purchased 3.8% of the outstanding non-controlling membership interests of FloMet LLC, increasing the Company’s ownership to 100%.  As a result of these transactions, there is no non-controlling interest on the consolidated balance sheet as of January 1, 2017.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity for the applicable periods presented.

In connection with the purchase of the outstanding non-controlling membership interests of FloMet LLC, we entered into a Consent and Agreement with the seller that provides in the event of any sale of FloMet LLC within three years from October 3, 2016, if such sale price is higher than the sale of the interests by the Seller, the Seller shall receive a proportionate gross up payment reflecting such higher price.

Comprehensive Income

For each of the quarters ended January 1, 2017 and December 27, 2015, there were no material differences between net income (loss) and comprehensive income (loss).

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2019 and may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 3 – Discontinued Operations

On September 30, 2016, the Company sold its non-core subsidiary, Tekna Seal LLC (“Tekna Seal”), to Winchester Electronics Corporation (“Winchester”) pursuant to a Membership Interests Purchase Agreement for $10.5 million in cash.  The sale to Winchester covered all of the membership interests of Tekna Seal, including 95.7% owned by the Company and 4.3% held by the Tekna Seal minority stakeholders.  The proceeds of the sale, after giving effect to any working capital adjustments, will be allocated among the Company and the minority sellers proportionate to their respective ownership of pre-closing membership interests.  The Company used the net cash proceeds of the sale to repay principal outstanding under the Company’s revolving loan.  During the second quarter of 2017, the Company finalized the working capital adjustments with Winchester and paid the former minority stakeholders.

Below is a summary of the gain on sale of discontinued operations (in thousands):

Gross proceeds	$10,538

Less:
Property and equipment, net	218
Accounts receivable	918
Inventory	1,268
Other current assets	54
Accounts payable and accrued expenses	(936)
Working capital adjustment	(184)
Total net assets disposed	1,338

Goodwill	3,374
Transaction costs	393
Minority interests	(393)
Payments to minority stakeholders	438
Gain on sale of discontinued operations, before income taxes	$5,388

In connection with the sale, the Company recorded a pre-tax gain of approximately $5.4 million, which includes a non-cash charge of $3.4 million related to goodwill associated with Tekna Seal, and transaction costs of approximately $0.4 million.  The income from operations of Tekna Seal attributable to the Company was approximately $0.3 million for the three months ended December 27, 2015, and approximately $0.1 million and $0.5 million for the six months ended January 1, 2017 and December 27, 2015, respectively.

The condensed consolidated statements of operations for the six months ended January 1, 2017, include the results of operations of Tekna Seal through the sale date of September 30, 2016 and the gain on the sale of Tekna Seal.  Financial information for discontinued operations for the three and six months ended January 1, 2017 and December 27, 2015 is as follows (in thousands):

	For the three months ended		For the six months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Sales	$—	$1,191	$1,277	$2,049
Cost of sales	—	(688)	(943)	(1,166)
Gross profit	—	503	334	883
Selling, general and administrative	—	(198)	(242)	(405)
Income from discontinued operations, before income taxes	—	305	92	478
Gain on sale of discontinued operations	(255)	—	5,388	—
Total income from discontinued operations, before income taxes	(255)	305	5,480	478
Income tax expense on discontinued operations	(235)	—	(1,783)	—
Income from discontinued operations, net of tax	$(490)	$305	$3,697	$478

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

Cash flows from Tekna Seal for the six months ended January 1, 2017 and December 27, 2015 are combined with the cash flows from operations within each of the categories presented on the condensed consolidated statements of cash flows.  There were no significant operating or investing activities from discontinued operations during the six months ended January 1, 2017 and December 27, 2015.

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	January 1,	June 30,
	2017	2016
Raw materials and supplies	$6,385	$6,299
Work-in-process	7,709	7,505
Finished goods	5,457	4,664
	19,551	18,468
Reserve for obsolescence	(832)	(855)
Inventory of discontinued operations	—	(1,028)
	$18,719	$16,585

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			January 1,	June 30,
	(in years)			2017	2016
Land		—		$1,264	$1,264
Building and improvements	7	-	40	17,587	17,460
Machinery and equipment	3	-	12	39,582	39,350
Office furniture and equipment	3	-	10	1,257	1,050
Construction-in-process		—		1,118	1,838
Assets acquired under capital lease				7,115	5,482
				67,923	66,444
Accumulated depreciation				(24,596)	(23,018)
Accumulated amortization on capital leases				(1,881)	(1,445)
Property and equipment of discontinued operations				—	(153)
				$41,446	$41,828

Depreciation expense totaled $1.7 million and $1.5 million for the three months ended January 1, 2017 and December 27, 2015, respectively, and $3.2 million and $3.0 million for the six months ended January 1, 2017 and December 27, 2015, respectively.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the Company's goodwill account by segment during the six months ended January 1, 2017 (in thousands):

	Precision Components Group	3DMT Group	Flanges and Fittings Group	Consolidated
Balance, June 30, 2016	$10,285	$2,804	$1,712	$14,801
Sale of subsidiary (1)	(3,374)	—	—	(3,374)
Balance, January 1, 2017	$6,911	$2,804	$1,712	$11,427

(1)

During the three months ended October 2, 2016, the Company sold its majority interest in Tekna Seal LLC and recorded a reduction of goodwill of $3.4 million, which is included in income from discontinued operations, net of tax on the condensed consolidated statement of operations (see Note 3, Discontinued Operations, for more information).

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	January 1, 2017			June 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,773	$(886)	$2,887	$3,773	$(766)	$3,007
Customer relationships	24,077	(7,225)	16,852	24,077	(6,021)	18,056
Non-compete agreements	3,642	(2,003)	1,639	3,642	(1,639)	2,003
Total	$31,492	$(10,114)	$21,378	$31,492	$(8,426)	$23,066

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $0.8 million for identifiable intangible assets for the three months ended January 1, 2017 and December 27, 2015, and $1.7 million for the six months ended January 1, 2017 and December 27, 2015.  Estimated future amortization expense for the next five years as of January 1, 2017, is as follows (in thousands):

Fiscal Years	Amount
Remainder of 2017	$1,688
2018	3,375
2019	3,191
2020	2,643
2021	2,643
Thereafter	7,838
Total	$21,378

There were no impairments of long-lived assets during the three and six months ended January 1, 2017 and December 27, 2015.

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

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation and 411 Munson Holding, LLC for approximately $26.8 million, of which: (i) $24.2 million was paid in cash; and (ii) $2.6 million, consisting of 172,450 newly issued shares of common stock of the Company, was to be held in escrow for a period of 18 months (“Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  In August 2015, and in connection with the decline in the Company’s stock price since the date of acquisition, the Company issued 499,176 additional shares for security of the escrow.  In December 2016, the Company entered into an agreement to settle and terminate the Kecy Escrow for $2.2 million pursuant to which the Kecy Escrow shares will be returned to the Company and retired.  The Kecy Escrow shares will be returned to the Company and retired.  The cash settlement has been accrued in current and long-term liabilities.

NOTE 8 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	January 1, 2017	June 30, 2016
Senior secured revolving loan	$4,376	$7,560
Senior secured mortgage-based term loans	21,093	4,449
Senior secured term loan	—	16,248
Senior secured delayed draw term loan	—	5,509
Subordinated term loan	20,000	20,000
Total debt	45,469	53,766
Unamortized deferred financing costs	(1,271)	(1,349)
Total debt, net	44,198	52,417
Current portion of long-term debt, net of unamortized deferred financing costs	(1,636)	(15,648)
Long-term debt, net of current portion and unamortized deferred financing costs	$42,562	$36,769

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

As of January 1, 2017, the Company was in compliance with its debt covenants under the Senior ABL Credit Facility.

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

As of January 1, 2017, the Company was in compliance with its debt covenants under the Subordinated Credit Facility.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of January 1, 2017 (in thousands):

2017 (1)	$861
2018	1,722
2019	1,722
2020	21,722
2021	19,442
Total	$45,469

(1)	Represents long-term debt principal payments for the six month period ending June 30, 2017.

NOTE 9 – Income Taxes

The income tax receivable was $0.2 and $1.6 million at January 1, 2017 and June 30, 2016, respectively.  The decrease in the income taxes receivable during the six months ended January 1, 2017, was primarily associated with the receipt of a federal income tax refund of approximately $0.9 million related to the carryback of the Company’s 2015 net operating loss.  The remaining income taxes receivable has been netted to reflect a current period taxes payable of $0.1 million due primarily to the gain on the sale of Tekna Seal.  The Company had unrecognized tax benefits for uncertain tax positions of $1.1 million and $1.0 million on January 1, 2017 and June 30, 2016, respectively, which are included in other long-term liabilities.

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

As a result of the Company’s net loss from continuing operations for the three and six months ended January 1, 2017, potentially dilutive stock options of approximately 437,804 and 275,779 were considered anti-dilutive and were excluded from the computation of diluted earnings per share.  For the three and six months ended December 27, 2015, the Company had no outstanding equity awards or other potentially dilutive securities; therefore, there was no computation of dilutive securities.

NOTE 11 – Share-Based Compensation

In November 2015, the Company’s stockholders approved the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan (“2015 Plan”), which is administered by the Compensation Committee (“Committee”) of the Board of Directors.  The 2015 Plan reserves for issuance a total of 950,000 shares of common stock, which may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, or other types of awards as authorized under the plan.  As of January 1, 2017, there were 7,125 shares of common stock available to be granted under the 2015 Plan.  In the case of stock options, the exercise price of the stock options granted may not be less than the fair market value of a share of common stock at the date of grant.  The Committee determines the vesting conditions of awards; however, the performance period for an award subject to the satisfaction of performance measures may not exceed five years.  The 2015 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

In November 2016, the Company’s stockholders approved the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan (“2016 Plan”), which reserves for issuance a total of 950,000 shares of common stock.  The 2016 Plan contains terms and conditions substantially similar to the 2015 Plan.  As of January 1, 2017, no shares of common stock were granted under the 2016 Plan.

A summary of stock option activity under the 2015 Plan as of January 1, 2017 is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Term (in years)
Outstanding as of June 30, 2016	759,050	$1.51
Granted	190,950	$2.50
Forfeited	(7,125)	$1.51
Outstanding as of January 1, 2017	942,875	$1.71	6.16
Vested and exercisable as of January 1, 2017	292,513	$2.11	6.41
Vested and expected to vest as of January 1, 2017	848,906	$1.73	6.17

Stock options granted during the six month period ending January 1, 2017 have contractual lives of seven years.  The weighted-average grant date fair value of stock options granted during the six months ended January 1, 2017 was $1.46 per share. The total fair value of shares vested during the six months ended January 1, 2017 was $0.7 million.

Determining Fair Value

The Company estimates the fair value of stock options granted using the Black-Scholes method.  The assumptions used to determine the value of the Company’s stock options granted to employees during the six month period ended January 1, 2017 were as follows:

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

Share-Based Compensation Expense

Compensation expense recognized during the three and six months ended January 1, 2017 was $0.1 million and $0.4 million, respectively, and is included in selling, general and administrative expense.  As of January 1, 2017, there was $0.4 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.  The Company estimated expected forfeitures and is recognizing compensation expense only for those option grants expected to vest.  The Company’s estimate of forfeitures may be adjusted throughout the requisite service period based on the extent to which actual forfeitures differ, or are likely to differ, from the Company’s previous estimates.  At the end of the service period compensation cost will have been recognized only for those awards for which the employee has provided the requisite service.

Employee Stock Purchase Plan

Under the terms of the Company’s employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 5% of their base pay to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each six-month purchase period.  A total of 750,000 shares were authorized under the ESPP.  The purchase period began on August 1, 2016; therefore, no shares have been purchased under the Company’s ESPP as of January 1, 2017.

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

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of January 1, 2017, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

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

•	The 3DMT Group consists of our tooling product line, 3D Material Technologies, LLC (“3DMT”, our 3D printing and additive manufacturing operations), and ATC.

•	The Flanges and Fittings Group consists of General Flange & Forge LLC (“GF&F”). GF&F provides custom machining solutions and special flange facings.

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

The historical results of Tekna Seal, which were included in the Precision Components Group segment, have been reflected as discontinued operations; therefore, historical segment information has been restated.  Summarized segment information for the three and six month periods ended January 1, 2017 and December 27, 2015 is as follows (in thousands):

	Three months ended		Six months ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Sales:
Precision Components Group	$20,042	$17,113	$39,374	$34,182
3DMT Group	6,810	5,149	12,950	10,205
Flanges and Fittings Group	1,191	1,149	2,304	2,321
Wireless Group	157	426	398	760
Consolidated sales	$28,200	$23,837	$55,026	$47,468

Operating costs:
Precision Components Group	$18,506	$16,316	$35,941	$32,577
3DMT Group	7,483	5,303	14,306	10,512
Flanges and Fittings Group	1,032	1,104	2,015	2,072
Wireless Group	180	339	425	627
Consolidated operating costs	$27,201	$23,062	$52,687	$45,788

Segment operating income (loss):
Precision Components Group	$1,536	$797	$3,433	$1,605
3DMT Group	(673)	(154)	(1,356)	(307)
Flanges and Fittings Group	159	45	289	249
Wireless Group	(23)	87	(27)	133
Corporate (1)	(996)	(771)	(2,384)	(1,579)
Total segment operating income (loss)	$3	$4	$(45)	$101

Interest expense, net	(1,030)	(1,126)	(2,137)	(2,266)
Loss on extinguishment of debt	—	—	(723)	—
Other income, net	837	91	804	94
Non-operating expense	(193)	(1,035)	(2,056)	(2,172)
Consolidated loss before income taxes and non-controlling interest	$(190)	$(1,031)	$(2,101)	$(2,071)

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

NOTE 14 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Six months ended
	January 1,	December 27,	January 1,	December 27,
Customer	2017	2015	2017	2015
1 (b)	14.6%	8.8%	13.7%	8.2%
2 (a)	13.1%	9.5%	12.0%	9.3%
3 (a)	7.0%	7.2%	7.6%	7.6%
4 (a)	5.8%	8.5%	6.6%	9.3%
5 (a)	7.2%	5.8%	6.1%	5.6%
6 (a) (b)	* %	* %	* %	5.0%
Total	47.7%	39.8%	46.0%	45.0%

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our 3DMT Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
Customer	January 1, 2017	June 30, 2016
1	12.1%	8.3%
2	13.9%	10.5%
3	7.4%	8.3%
4	** %	5.2%
5	** %	** %
6	** %	** %
Total	33.4%	32.3%

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

Results of Operations – Three and Six Months Ended January 1, 2017 and December 27, 2015

The following tables summarize our sales and gross profit from continuing operations for the periods indicated, by reporting segment (in thousands):

	Three Months Ended
	January 1, 2017		December 27, 2015
	Amount	Percent of total	Amount	Percent of total
Sales:
Precision Components Group	$20,042	71.1%	$17,113	71.8%
3DMT Group	6,810	24.1%	5,149	21.6%
Flanges and Fittings Group	1,191	4.2%	1,149	4.8%
Wireless Group	157	0.6%	426	1.8%
Total	$28,200	100.0%	$23,837	100.0%

Gross profit:
Precision Components Group	$3,723	77.7%	$2,811	68.3%
3DMT Group	736	15.4%	899	21.8%
Flanges and Fittings Group	287	6.0%	260	6.3%
Wireless Group	45	0.9%	148	3.6%
Total	$4,791	100.0%	$4,118	100.0%

	Six Months Ended
	January 1, 2017		December 27, 2015
	Amount	Percent of total	Amount	Percent of total
Sales:
Precision Components Group	$39,374	71.6%	$34,182	72.0%
3DMT Group	12,950	23.5%	10,205	21.5%
Flanges and Fittings Group	2,304	4.2%	2,321	4.9%
Wireless Group	398	0.7%	760	1.6%
Total	$55,026	100.0%	$47,468	100.0%

Gross profit:
Precision Components Group	$7,663	78.3%	$5,514	67.1%
3DMT Group	1,403	14.3%	1,801	21.9%
Flanges and Fittings Group	609	6.2%	652	7.9%
Wireless Group	117	1.2%	254	3.1%
Total	$9,792	100.0%	$8,221	100.0%

Sales

For the Three Months Ended January 1, 2017 Compared to the Three Months Ended December 27, 2015

Sales from continuing operations during the three month period ended January 1, 2017, totaled $28.2 million, representing an increase of $4.4 million, or 18.5%, from $23.8 million during the three month period ended December 27, 2015.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $20.0 million during the three month period ended January 1, 2017, representing an increase of approximately $2.9 million, or 17.0%, as compared with sales of $17.1 million in the prior year period.  The increase in sales was primarily due to higher MIM sales of $2.1 million.  MIM sales increased primarily as a result of higher sales to customers in the firearms and defense, and medical and dental industries.

•

3DMT Group sales were $6.8 million during the three month period ended January 1, 2017, representing an increase of approximately $1.7 million, or 33.3%, as compared with sales of $5.1 million in the prior year period.  The increase in sales was primarily due to higher plastic injection molding sales of $1.6 million, primarily as a result of higher sales to customers in the firearms and defense industry.

•

Flanges and Fittings Group sales were $1.2 million during the three month period ended January 1, 2017, representing an increase of approximately $0.1 million, or 9.1%, as compared with sales of $1.1 million in the prior year period.  The increase was primarily due to higher sales to customers in the oil and gas industry.

•

Wireless Group sales were $0.2 million during the three month period ended January 1, 2017 representing a decrease of approximately $0.2 million as compared with sales of $0.4 million in the prior year period.  The decrease in sales is primarily due to increased competition in the frequency space and applications in which our products are used.

For the Six Months Ended January 1, 2017 Compared to the Six Months Ended December 27, 2015

Sales from continuing operations during the six month period ended January 1, 2017, totaled $55.0 million, representing an increase of $7.5 million, or 15.8%, from $47.5 million during the six month period ended December 27, 2015.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $39.4 million during the six month period ended January 1, 2017, representing an increase of approximately $5.2 million, or 15.2%, as compared with sales of $34.2 million in the prior year period.  The increase in sales was primarily due to higher MIM sales of $3.7 million.  MIM sales increased primarily as a result of higher sales to customers in the firearm and defense, automotive, and medical and dental industries.

•

3DMT Group sales were $13.0 million during the six month period ended January 1, 2017, representing an increase of approximately $2.8 million, or 27.5%, as compared with sales of $10.2 million in the prior year period.  The increase in sales was primarily due to higher plastic injection molding sales of $3.4 million primarily as a result of higher sales to customers in the firearms and defense industries, partially offset by lower tooling sales of $0.8 million as more of the tool production is for internal ownership and use.

•	Flanges and Fittings Group sales were $2.3 million during the six month periods ended January 1, 2017 and December 27, 2015.

•

Wireless Group sales were $0.4 million during the six month period ended January 1, 2017 representing a decrease of approximately $0.4 million as compared with sales of $0.8 million in the prior year period.  The decrease in sales is primarily due to increased competition in the frequency space and applications in which our products are used.

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

For the Three Months Ended January 1, 2017 Compared to the Three Months Ended December 27, 2015

On a consolidated basis gross profit from continuing operations was $4.8 million during the three month period ended January 1, 2017, representing an increase of approximately $0.7 million, or 17.1%, as compared with gross profit of $4.1 million in the prior year period.  Gross margin decreased to 17.0% in the three month period ended January 1, 2017, compared with 17.3% in the three month period ended December 27, 2015.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $3.7 million during the three month period ended January 1, 2017, representing an increase of approximately $0.9 million, or 32.1%, as compared with gross profit of $2.8 million in the prior year period.  Gross margin increased to 18.6% in the three month period ended January 1, 2017, compared with 16.4% in the three month period ended December 27, 2015.  The primary reason for the increase in gross profit was due to higher production volume at our MIM facilities in Colorado, Florida and Hungary.  The primary reason for the increase in gross margin percentage was due to increased production and improved efficiencies at our MIM facilities in Florida and Hungary.

•

3DMT Group gross profit was $0.7 million during the three month period ended January 1, 2017, representing a decrease of $0.2 million, or 22.2%, as compared with gross profit of $0.9 million in the prior year period.  Gross margin decreased to 10.8% in the three month period ended January 1, 2017, compared with 17.5% in the three month period ended December 27, 2015.  The primary reason for the decreases in gross profit and gross margin were due to tools being sold at or near cost in order to obtain increased recurring molding business.

•	Flanges and Fittings Group gross profit was $0.3 million during the three month periods ended January 1, 2017 and December 27, 2015.

•	Wireless Group gross profit was $45 thousand during the three month periods ended January 1, 2017, a decrease of approximately $0.1 million from the prior year.

For the Six Months Ended January 1, 2017 Compared to the Six Months Ended December 27, 2015

On a consolidated basis gross profit from continuing operations was $9.8 million during the six month period ended January 1, 2017, representing an increase of approximately $1.6 million, or 19.5%, as compared with gross profit of $8.2 million in the prior year period.  Gross margin increased to 17.8% in the six month period ended January 1, 2017, compared with 17.3% in the six month period ended December 27, 2015.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $7.7 million during the six month period ended January 1, 2017, representing an increase of approximately $2.2 million, or 40.0%, as compared with gross profit of $5.5 million in the prior year period.  Gross margin increased to 19.5% in the six month period ended January 1, 2017, compared with 16.1% in the six month period ended December 27, 2015.  The primary reason for the increase in gross profit was due to higher production volume at our MIM facilities in Colorado, Florida and Hungary.  The primary reason for the increase in gross margin percentage was due to increased production and improved efficiency at our MIM facilities in Colorado and Hungary.

•

3DMT Group gross profit was $1.4 million during the six month period ended January 1, 2017, representing a decrease of $0.4 million, or 22.2%, as compared with gross profit of $1.8 million in the prior year period.  Gross margin decreased to 10.8% in the six month period ended January 1, 2017, compared with 17.6% in the six month period ended December 27, 2015.  The primary reason for the decreases in gross profit and gross margin were due to 3D printing and tools being sold at or near cost in order to obtain increased recurring molding business.

•

Flanges and Fittings Group gross profit was $0.6 million during the six month periods ended January 1, 2017 representing a decrease of $0.1 million, or 14.3%, as compared with gross profit of $0.7 million in the prior year period.  Gross margin decreased to 26.4% in the six month period ended January 1, 2017, compared with 28.1% in the six month period ended December 27, 2015.  The decrease in gross profit was primarily due to certain non-recurring refunds of duties received in the prior year.

•

Wireless Group gross profit was $0.1 million during the six month period ended January 1, 2017, representing a decrease of $0.2 million, or 66.7%, as compared with gross profit of $0.3 million in the prior year period.  The decrease in gross profit was primarily due to increased competition in the frequency space and applications in which our products are used.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended January 1, 2017 and December 27, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $4.8 million, or 17.0% of sales, during the three month period ended January 1, 2017, compared with $4.1 million, or 17.3% of sales, during the three month period ended December 27, 2015.  The increase in SG&A expense during the three month period ended January 1, 2017 was primarily due to higher sales, engineering, and other labor related costs of $0.6 million as the Company expands headcount to better achieve its speed-to-market strategy.

SG&A from continuing operations totaled $9.8 million, or 17.9% of sales, during the six month period ended January 1, 2017, compared with $8.1 million, or 17.1% of sales, during the six month period ended December 27, 2015.  The increase in SG&A expense during the six month period ended January 1, 2017 was primarily due to higher sales, engineering, and other labor related costs of $1.3 million, of which $0.4 million was stock based compensation.

Other Income, Net

Other income, net was $0.8 million and $0.1 million during the three and six month periods ended January 1, 2017 and December 27, 2015, respectively.  The increase in other income, net during the three month and six month periods ended January 1, 2017 was primarily due to a gain of $0.4 million related to a reduction in the Kecy escrow.

Interest Expense, Net

Interest expense, net was $1.0 million and $1.1 million during the three month periods ended January 1, 2017 and December 27, 2015, respectively, and was $2.1 million and $2.3 million during the six month periods ended January 1, 2017 and December 27, 2015, respectively.  The decrease in interest expense, net during the three month and six month periods ended January 1, 2017 was primarily due to the refinancing of the Company’s senior secured credit facility and the retirement of debt resulting from proceeds from the sale of Tekna Seal, both in September 2016.

Loss on Extinguishment of Debt

During the first quarter of fiscal 2017, approximately $0.7 million of unamortized deferred financing costs were expensed as a result of the extinguishment of our First Amended and Restated Credit Agreement.

Discontinued Operations

In September 2016, the Company sold its subsidiary Tekna Seal LLC pursuant to the terms and conditions of a Membership Interests Purchase Agreement.  The sale covered all of the membership interests of Tekna Seal, including 95.7% owned by the Company and 4.3% held by the Tekna Seal minority stakeholders.  As a result of this transaction, income from continuing operations for the six months ended January 1, 2017 excludes the income from discontinued operations, before tax of $0.1 million and the gain on disposition of this business, after tax of $3.6 million.

Income Tax

Income tax expense from continuing operations was $30 thousand for the three month period ended January 1, 2017, as compared with an income tax benefit of $0.1 million for the three month period December 27, 2015.  Income tax benefit from continuing operations was $1.3 million and $0.6 million for the six month periods ended January 1, 2017 and December 27, 2015, respectively.

The primary reason for the income tax expense in the three month period ended January 1, 2017 was due to the amortization of indefinite-lived intangible assets that were not available to offset existing deferred tax assets (termed a “naked credit”).  The primary reason for the income tax benefit in the six month period ended January 1, 2017 was due to our net loss from continuing operations.

Liquidity and Capital Resources

As of January 1, 2017, we had cash and cash equivalents of $1.2 million.  We anticipate our cash on hand and cash flows from operations will be sufficient to finance our operations for the next twelve months.  In order to provide additional liquidity in the future and to help support our strategic goals, we have a senior secured revolving loan, with a current borrowing capacity of up to $25.0 million.  After consideration of $3.8 million of borrowings outstanding, our remaining borrowing capacity was $21.2 million at January 1, 2017.  Any additional borrowings under the senior secured revolving loan are subject to compliance with the terms of our Senior ABL Credit Facility.

Under the Senior ABL Credit Facility with Citizens Bank, N.A., we will not maintain any cash on hand in our domestic bank accounts by design.  Instead, we maintain a $25.0 million asset based revolver loan as part of our loan agreement that includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding revolver loan balance for that day to fund our continuing operations.  The reduction serves to decrease our daily interest expense to the extent cash is available and swept over to reduce the revolver loan.  Disbursements are paid daily from cash being made available under our revolver loan based on a borrowing base calculation.

Cash held in financial institutions outside the United States totaled $1.2 million and $1.6 million as of January 1, 2017 and June 30, 2016, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

Operating Activities

Cash used in operating activities was $0.5 million for the six months ended January 1, 2017, as compared to $2.6 million of cash provided by operating activities for the six months ended December 27, 2015, primarily due to the following:

•	A pre-tax gain of $5.4 million recognized on the sale of our subsidiary, the cash from which is recognized as an investing activity;
•

An increase in cash used for working capital of $1.4 million.  Increases in accounts receivable, inventory, and accounts payable were primarily due to higher sales volume.  The decrease in deferred revenue of $0.6 million is due, in part, to an increase in tools being built for ownership by the Company.  Partially offsetting the use of cash in working capital was a receipt of cash from income tax refunds of approximately $0.9 million, and

•	Reductions in cash from operating activities were partially offset by an increase in net income of $3.9 million.

Investing Activities

Cash provided by investing activities increased $8.9 million to $7.6 million for the six months ended January 1, 2017, as compared to net cash used in investing activities of $1.3 million for the six months ended December 27, 2015, primarily due to the following:

•	Proceeds received from the sale of our subsidiary of $10.5 million; and
•	Partially offset by an increase in cash used to purchase property and equipment of $1.6 million.

Financing Activities

Cash used in financing activities increased $7.0 million to $9.3 million in the six months ended January 1, 2017, as compared to cash used of $2.2 million in the six months ended December 27, 2015, primarily due to the following:

•

Higher net principal payments on our long-term debt primarily due to cash received of $10.5 million from the sale of our subsidiary, which was applied against our debt, partially offset by borrowings; and

•	Purchase of the non-controlling membership interest in FloMet and payments for the non-controlling interest in connection with the sale of Tekna Seal totaling $0.6 million.

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

The summary calculation of our Senior ABL Credit Facility Fixed Charge Coverage Ratio as of January 1, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,087
Less unfinanced portion of capital expenditures	(2,849)
Less expense for taxes paid in cash	(92)
Coverage Amount (a)	$9,146
Fixed Charges (b)	$6,570
Fixed Charge Coverage Ratio (a:b)	1.39:1.00

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

Period	Fixed Charge Coverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.00:1.00
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of January 1, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,087
Less unfinanced portion of capital expenditures	(4,108)
Less expense for taxes paid in cash	(92)
Coverage Amount (a)	$7,887
Fixed Charges (b)	$6,570
Fixed Charge Coverage Ratio (a:b)	1.20:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.50:1.00
September 25, 2016 through December 24, 2016	5.00:1.00
December 25, 2016 through March 25, 2017	4.50:1.00
March 26, 2017 through June 29, 2017	4.25:1.00
June 30, 2017 through September 23, 2017	4.00:1.00
September 24, 2017 and thereafter	3.50:1.00

The summary calculation of our Subordinated Loan Agreement Total Leverage Ratio as of January 1, 2017 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$49,383
Consolidated EBITDA (b)	$12,087
Maximum Total Leverage Ratio (a:b)	4.09:1.00

Compliance with Financial Ratio Covenants

As of January 1, 2017, we were in compliance with our debt covenants under our Senior ABL Credit Facility and our Subordinated Loan Agreement.

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

Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.  The reconciliation of GAAP net income to Consolidated EBITDA to is as follows (in thousands):

For the twelve months ended:	January 1, 2017
Net income	$1,727
Share-based compensation	552
Interest expense, net	4,320
Income taxes	1,122
Depreciation and amortization	9,656
Transaction related expenses (1)	1,340
Other non-recurring gain (2)	(421)
Pro-forma EBITDA adjustment to exclude discontinued subsidiary	(6,209)
Consolidated EBITDA (3)	$12,087

(1)

Transaction related expenses relate to legal fees incurred to amend certain debt agreements, loss on extinguishment of debt, charges related to the sale of our non-core subsidiary and costs incurred to relocate a facility.

(2)	Other non-recurring gain relates to the gain on the settlement of the Kecy Escrow.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of January 1, 2017.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of January 1, 2017, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

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

During fiscal year 2017, we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•	We sold Tekna Seal, which was one of our smaller facilities.
•	We moved the accounting for GF&F to Kecy, which has a larger accounting staff with better segregation of duties.
•	We are improving the documentation of process and procedures at 3DMT and Thixoforming. We have also enhanced our process to review and approve the financial records of ARC Wireless.
•	We are implementing consolidation software during the third quarter of fiscal 2017.

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

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended January 1, 2017, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

ARC GROUP WORLDWIDE, INC.

Date: February 9, 2017	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: February 9, 2017	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Principal Financial Officer and
Principal Accounting Officer