Form 10-Q
period 2017-04-02
ARC Group Worldwide, Inc.
filed 2017-05-15
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 4, 2017, the Registrant had 18,171,626 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Sales	$25,472	$24,885	$80,498	$72,353
Cost of sales	22,370	19,851	67,604	59,097
Gross profit	3,102	5,034	12,894	13,256
Selling, general and administrative	4,986	4,707	14,824	12,827
(Loss) income from operations	(1,884)	327	(1,930)	429
Other income (expense), net	88	(23)	893	71
Interest expense, net	(865)	(1,106)	(3,002)	(3,372)
Loss on extinguishment of debt	—	—	(723)	—
Loss before income taxes	(2,661)	(802)	(4,762)	(2,872)
Income tax (expense) benefit	(120)	8	1,181	566
Net loss from continuing operations	(2,781)	(794)	(3,581)	(2,306)
Gain on sale of subsidiary and income from discontinued operations, net of tax	7	457	3,704	934
Net (loss) income	(2,774)	(337)	123	(1,372)
Net income attributable to non-controlling interests:
Continuing operations	—	(4)	(22)	(48)
Discontinued operations	—	(20)	(4)	(40)
Net income attributable to non-controlling interests	—	(24)	(26)	(88)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(2,774)	$(361)	$97	$(1,460)

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.15)	$(0.04)	$(0.19)	$(0.13)
Discontinued operations	$—	$0.02	$0.20	$0.05
Attributable to ARC Group Worldwide, Inc.	$(0.15)	$(0.02)	$0.01	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	18,152,739	18,123,883	18,133,397	18,123,883

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	April 2, 2017	June 30, 2016
ASSETS
Current assets:
Cash	$723	$3,620
Accounts receivable, net	13,996	14,186
Inventories, net	19,712	16,585
Deferred income tax assets	—	478
Prepaid expenses and other current assets	3,326	3,886
Current assets of discontinued operations	—	1,818
Total current assets	37,757	40,573
Property and equipment, net	42,182	41,828
Goodwill	11,427	11,427
Intangible assets, net	20,465	23,066
Other	11	28
Long-term assets of discontinued operations	—	3,527
Total assets	$111,842	$120,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,404	$8,602
Accrued expenses and other current liabilities	2,926	2,591
Deferred revenue	1,152	1,457
Bank borrowings, current portion of long-term debt, net of unamortized deferred financing costs	1,644	15,648
Capital lease obligations, current portion	1,389	837
Accrued escrow obligations, current portion	1,211	2,842
Current liabilities of discontinued operations	—	723
Total current liabilities	18,726	32,700
Long-term debt, net of current portion and unamortized deferred financing costs	42,891	36,769
Deferred income tax liabilities	1,312	1,407
Capital lease obligations, net of current portion	2,175	1,930
Accrued escrow obligations, net of current portion	1,184	966
Other long-term liabilities	1,061	2,115
Long-term liabilities of discontinued operations	—	19
Total liabilities	67,349	75,906

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,180,027 and 18,803,910 shares issued and 18,171,626 and 18,795,509 shares issued and outstanding at April 2, 2017 and June 30, 2016, respectively	10	10
Treasury stock, at cost; 8,401 shares at April 2, 2017 and June 30, 2016	(94)	(94)
Additional paid-in capital	30,784	29,702
Retained earnings	13,868	13,771
Accumulated other comprehensive loss	(75)	(6)
Total ARC Group Worldwide, Inc. stockholders' equity	44,493	43,383
Non-controlling interests	—	1,160
Total equity	44,493	44,543
Total liabilities and equity	$111,842	$120,449

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the nine months ended
	April 2, 2017	March 27, 2016
Cash flows from operating activities:
Net income (loss)	$123	$(1,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,413	7,165
Share-based compensation expense	616	138
Gain on sale of subsidiaries	(5,456)	—
Bad debt expense and other	120	92
Deferred income taxes	194	362
Changes in working capital:
Accounts receivable	(184)	18
Inventory	(3,506)	557
Prepaid expenses and other assets	815	(2,428)
Accounts payable	2,324	834
Accrued expenses	(640)	(1,259)
Deferred revenue	(305)	(274)
Net cash provided by operating activities	1,514	3,833

Cash flows from investing activities:
Purchases of property and equipment	(5,324)	(1,918)
Proceeds from sale of subsidiary	10,538	—
Net cash provided by (used in) investing activities	5,214	(1,918)

Cash flows from financing activities:
Proceeds from debt issuance	91,264	1,000
Repayments of long-term debt and capital lease obligations	(100,084)	(4,882)
Payment of distributions to non-controlling membership interests from the sale of subsidiary	(453)	—
Purchase of non-controlling membership interests	(235)	—
Issuance of common stock under employee stock purchase plan	98	—
Net cash used in financing activities	(9,410)	(3,882)
Effect of exchange rates on cash	(215)	63
Net decrease in cash	(2,897)	(1,904)
Cash, beginning of period	3,620	4,821
Cash, end of period	$723	$2,917

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,917	$2,550
Cash paid for income taxes, net of refunds	$(858)	$597

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a leading, global advanced manufacturer offering a full suite of products and services to its customers, including: (i) metal injection molding (“MIM”); (ii) metal 3D printing (also referred to as “Additive Manufacturing”); (iii) precision metal stamping; (iv) traditional and clean room plastic injection molding; and (v) advanced rapid and conformal tooling.  Through the Company’s diverse product offering, ARC provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for its customers.

ARC’s mission is to accelerate the adoption of key technologies, such as automation, robotics, production software, and metal 3D printing, in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  Further, ARC seeks to create innovative ways to streamline and improve the overall manufacturing process, including offering instant online quoting, in-house rapid and advanced conformal tooling, and a full suite of prototype-to-production capabilities.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the amounts of ARC and its controlled subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

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

Non-Controlling Interests

During the first quarter of fiscal 2016, the Company purchased approximately 1.9% of the outstanding non-controlling membership interests of Tekna Seal LLC.  On September 30, 2016, the Company sold Tekna Seal LLC, which included 95.7% owned by the Company and 4.3% held by minority stakeholders (see Note 3, Discontinued Operations, for more information).  Effective October 3, 2016, the Company purchased 3.8% of the outstanding non-controlling membership interests of FloMet LLC, increasing the Company’s ownership to 100%.  As a result of these transactions, there is no non-controlling interest on the consolidated balance sheet as of April 2, 2017.  The Company has recognized the carrying value of the non-controlling interests as a component of stockholders’ equity for the applicable periods presented.

In connection with the purchase of the outstanding non-controlling membership interests of FloMet LLC, we entered into a Consent and Agreement with the seller that provides that if there is any sale of FloMet LLC within three years from October 3, 2016, and if such sale price is higher than the sale of the interests by the Seller, the Seller shall receive a proportionate gross-up payment reflecting such higher price.

Comprehensive Income (Loss)

For each of the quarters ended April 2, 2017 and March 27, 2016, there were no material differences between net income (loss) and comprehensive income (loss).

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

NOTE 3 – Divestitures

Tekna Seal LLC

On September 30, 2016, the Company sold its non-core subsidiary, Tekna Seal LLC (“Tekna Seal”), to Winchester Electronics Corporation (“Winchester”) pursuant to a Membership Interests Purchase Agreement for $10.5 million in cash.  The sale to Winchester covered all of the membership interests of Tekna Seal, including 95.7% owned by the Company and 4.3% held by the Tekna Seal minority stakeholders.  The proceeds of the sale, after giving effect to any working capital adjustments, were allocated among the Company and the minority sellers proportionate to their respective ownership of pre-closing membership interests.  The Company used the net cash proceeds of the sale to repay principal outstanding under the Company’s revolving loan.  During the second quarter of 2017, the Company finalized the working capital adjustments with Winchester and paid the former minority stakeholders.

Below is a summary of the gain on sale of discontinued operations (in thousands):

Gross proceeds	$10,538

Less:
Property and equipment, net	218
Accounts receivable	918
Inventory	1,268
Other current assets	54
Accounts payable and accrued expenses	(936)
Working capital adjustment	(184)
Total net assets disposed	1,338

Goodwill	3,374
Transaction costs	393
Minority interests	(393)
Payments to minority stakeholders	452
Gain on sale of discontinued operations, before income taxes	$5,374

In connection with the sale, the Company recorded a pre-tax gain of approximately $5.4 million, which includes a non-cash charge of $3.4 million related to goodwill associated with Tekna Seal, and transaction costs of approximately $0.4 million.  The income from operations of Tekna Seal attributable to the Company was approximately $0.4 for the three months ended March 27, 2016 and approximately $0.1 million and $0.9 million for the nine months ended April 2, 2017 and March 27, 2016, respectively.

The condensed consolidated statements of operations for the nine months ended April 2, 2017, include the results of operations of Tekna Seal through the sale date of September 30, 2016 and the gain on the sale of Tekna Seal.  Financial information for discontinued operations for the three and nine months ended April 2, 2017 and March 27, 2016 is as follows (in thousands):

	For the three months ended		For the nine months ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Sales	$—	$1,615	$1,277	$3,665
Cost of sales	—	(938)	(943)	(2,104)
Gross profit	—	677	334	1,561
Selling, general and administrative	—	(220)	(242)	(627)
Income from discontinued operations, before income taxes	—	457	92	934
Gain on sale of discontinued operations	(14)	—	5,374	—
Total income from discontinued operations, before income taxes	(14)	457	5,466	934
Income tax benefit (expense) on discontinued operations	21	—	(1,762)	—
Income from discontinued operations, net of tax	$7	$457	$3,704	$934

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

Cash flows from Tekna Seal for the nine months ended April 2, 2017 and March 27, 2016 are combined with the cash flows from operations within each of the categories presented on the condensed consolidated statements of cash flows.  There were no significant operating or investing activities from discontinued operations during the nine months ended April 2, 2017 and March 27, 2016.

ARC Wireless, LLC

On March 31, 2017, the Company exited its wireless business and sold the majority of its assets.  The proceeds and related gain were immaterial.

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	April 2,	June 30,
	2017	2016
Raw materials and supplies	$6,065	$6,299
Work-in-process	9,036	7,505
Finished goods	5,139	4,664
	20,240	18,468
Reserve for obsolescence	(528)	(855)
Inventory of discontinued operations	—	(1,028)
	$19,712	$16,585

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			April 2,	June 30,
	(in years)			2017	2016
Land		—		$1,264	$1,264
Building and improvements	7	-	40	17,612	17,460
Machinery and equipment	3	-	12	39,984	39,350
Office furniture and equipment	3	-	10	1,272	1,050
Construction-in-process		—		2,851	1,838
Assets acquired under capital lease				7,104	5,482
				70,087	66,444
Accumulated depreciation				(25,791)	(23,018)
Accumulated amortization on capital leases				(2,114)	(1,445)
Property and equipment of discontinued operations				—	(153)
				$42,182	$41,828

Depreciation expense totaled $1.7 million and $1.6 million for the three months ended April 2, 2017 and March 27, 2016, respectively, and $4.9 million and $4.6 million for the nine months ended April 2, 2017 and March 27, 2016, respectively.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the Company's goodwill account by segment during the nine months ended April 2, 2017 (in thousands):

	Precision Components Group	3DMT Group	Flanges and Fittings Group	Consolidated
Balance, June 30, 2016 (1)	$10,285	$2,804	$1,712	$14,801
Sale of subsidiary (1)	(3,374)	—	—	(3,374)
Balance, April 2, 2017	$6,911	$2,804	$1,712	$11,427

(1)

During the three months ended October 2, 2016, the Company sold its majority interest in Tekna Seal and recorded a reduction of goodwill of $3.4 million, which is included in income from discontinued operations, net of tax on the condensed consolidated statement of operations (see Note 3, Discontinued Operations, for more information).

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	April 2, 2017			June 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	$(660)	$2,758	$3,773	$(766)	$3,007
Customer relationships	24,077	(7,827)	16,250	24,077	(6,021)	18,056
Non-compete agreements	3,642	(2,185)	1,457	3,642	(1,639)	2,003
Total	$31,137	$(10,672)	$20,465	$31,492	$(8,426)	$23,066

Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $0.8 million for identifiable intangible assets for the three months ended April 2, 2017 and March 27, 2016, and $2.5 million for the nine months ended April 2, 2017 and March 27, 2016.  Estimated future amortization expense for the next five years as of April 2, 2017, is as follows (in thousands):

Fiscal Years	Amount
Remainder of 2017	$841
2018	3,364
2019	3,182
2020	2,636
2021	2,636
Thereafter	7,806
Total	$20,465

The sale of ARC Wireless, LLC included certain patents.  The remaining intangible assets were immaterial and written off during the three months ended April 2, 2017.  There were no impairments of long-lived assets during the three and nine months ended March 27, 2016.

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

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation (“Kecy”) and 411 Munson Holding, LLC for approximately $26.8 million, of which: (i) $24.2 million was paid in cash; and (ii) $2.6 million, consisting of 172,450 newly issued shares of common stock of the Company, was to be held in escrow for a period of 18 months (“Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  In August 2015, and in connection with the decline in the Company’s stock price since the date of acquisition, the Company issued 499,176 additional shares for security of the escrow.  In December 2016, the Company entered into an agreement to settle and terminate the Kecy Escrow for $2.2 million.  The cash settlement has been accrued in current and long-term liabilities.  The Kecy Escrow shares were returned to the Company and retired in February 2017.

NOTE 8 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	April 2, 2017	June 30, 2016
Senior secured revolving loan	$10,097	$7,560
Senior secured mortgage-based term loans	20,558	4,449
Senior secured term loan	—	16,248
Senior secured delayed draw term loan	—	5,509
Subordinated term loan	15,000	20,000
Total debt	45,655	53,766
Unamortized deferred financing costs	(1,120)	(1,349)
Total debt, net	44,535	52,417
Current portion of long-term debt, net of unamortized deferred financing costs	(1,644)	(15,648)
Long-term debt, net of current portion and unamortized deferred financing costs	$42,891	$36,769

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

On March 21, 2017, the Company entered into a first amendment to the Senior ABL Credit Facility to modify various definitions, including Consolidated EBITDA and the fixed charge coverage ratio, and amend prepayment provisions.

On May 12, 2017, the Company entered into a second amendment to the Senior ABL Credit Facility to amend the definition of capital expenditures and amend the fixed charge coverage ratio effective with the fiscal quarter ending April 2, 2017.

As of April 2, 2017, the Company was in compliance with its debt covenants under the Senior ABL Credit Facility.

Prior Amended & Restated Credit Agreement

On September 29, 2016, the Company refinanced all of the existing long-term debt obligations with Citizens Bank, N.A. into the Senior ABL Credit Facility described above.  The Company accounted for the refinancing as an extinguishment of debt and wrote off $0.7 million of previously deferred financing fees.

Subordinated Term Loan Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $20.0 million, five-year Subordinated Term Loan Credit Agreement (“Subordinated Loan Agreement”) with McLarty Capital Partners SBIC, L.P. (“McLarty”), which bears interest at 11% annually.  Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% annually.  The proceeds were used to repay certain outstanding loans under the Company’s previous credit facility. ARC’s Chairman and CEO are indirectly related to McLarty; therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

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

On March 31, 2017, the Company entered into a third amendment to the Subordinated Loan Agreement to amend the Consolidated EBITDA definition to increase the amount of permitted add-backs related to a number of items such as tooling investments and certain non-recurring income and expenses and revise the fixed charge coverage ratio definition.

The Subordinated Loan Agreement has been subordinated to the Senior ABL Credit Facility pursuant to a First Lien Subordination Agreement.  The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants, negative covenants, and prepayment terms that are similar to those contained in the Senior ABL Credit Facility described above.

As of April 2, 2017, the Company was in compliance with its debt covenants under the Subordinated Credit Facility.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of April 2, 2017 (in thousands):

2017 (1)	$292
2018	1,731
2019	1,731
2020	16,730
2021	25,171
Total	$45,655

(1)	Represents long-term debt principal payments for the three month period ending June 30, 2017.

NOTE 9 – Income Taxes

The income tax receivable was $0.5 million and $1.6 million at April 2, 2017 and June 30, 2016, respectively.  The decrease in the income taxes receivable during the nine months ended April 2, 2017, was primarily associated with the receipt of a federal income tax refund of approximately $0.9 million related to the carryback of the Company’s 2015 net operating loss.  The Company had unrecognized tax benefits for uncertain tax positions of $1.1 million and $1.0 million on April 2, 2017 and June 30, 2016, respectively, which are included in other long-term liabilities.

NOTE 10 – Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 905,414 shares of common stock, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations. As these escrow shares are expected to be returned to the Company, the escrow shares have been excluded from the basic and diluted earnings per share computations.  In February 2016, the 233,788 shares of common stock previously issued for the ATC acquisition were returned to the Company and retired.  In February 2017, the remaining 671,626 shares of common stock previously issued for the Kecy acquisition were returned to the Company and retired.

As a result of the Company’s net loss from continuing operations, for the three months ended April 2, 2017 and March 27, 2016, approximately 466,119 and 253,718 shares, respectively, and for the nine months ended April 2, 2017 and March 27, 2016, approximately 332,031 and 253,718 shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

NOTE 11 – Share-Based Compensation

In November 2015, the Company’s stockholders approved the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan (“2015 Plan”), which is administered by the Compensation Committee (“Committee”) of the Board of Directors.  The

2015 Plan reserves for issuance a total of 950,000 shares of common stock, which may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, or other types of awards as authorized under the plan.  As of April 2, 2017, there were 7,125 shares of common stock available to be granted under the 2015 Plan.  In the case of stock options, the exercise price of the stock options granted may not be less than the fair market value of a share of common stock at the date of grant.  The Committee determines the vesting conditions of awards; however, the performance period for an award subject to the satisfaction of performance measures may not exceed five years.  The 2015 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

In November 2016, the Company’s stockholders approved the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan (“2016 Plan”), which reserves for issuance a total of 950,000 shares of common stock.  The 2016 Plan contains terms and conditions substantially similar to the 2015 Plan.  As of April 2, 2017, there were 75,920 shares of common stock available to be granted under the 2016 Plan.

A summary of stock option activity under the 2015 Plan and 2016 Plan as of April 2, 2017 is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Term (in years)
Outstanding as of June 30, 2016	759,050	$1.51
Granted	1,065,030	$4.06
Forfeited	(7,125)	$1.51
Outstanding as of April 2, 2017	1,816,955	$3.00	7.81
Vested and exercisable as of April 2, 2017	451,754	$1.90	6.03
Vested and expected to vest as of April 2, 2017	1,603,891	$2.97	7.75

The vesting of 874,080 shares granted under the 2016 Plan during the third quarter of 2017 is contingent upon the achievement of a market condition.  If vesting occurs, the compensation expense related to the vested awards that has not been previously amortized will be recognized upon vesting.  As of April 2, 2017, the market-based condition has not been achieved.

Stock options granted during the nine month period ending April 2, 2017 have contractual lives of seven to ten years.  The weighted-average grant date fair value of stock options granted during the nine months ended April 2, 2017, was $2.17 per share.  The total fair value of shares vested during the nine months ended April 2, 2017 was $1.0 million.

Determining Fair Value

The Company estimated the fair value of stock options granted under the 2015 Plan using the Black-Scholes method.  The Company estimated the fair value and derived service period of stock options granted under the 2016 Plan with market-based vesting conditions on the date of grant using a Monte Carlo simulation, with assumptions comparable to those used under the Black-Scholes method.  The assumptions used to determine the value of the Company’s stock options granted to employees during the nine month period ended April 2, 2017 were as follows:

Expected term	3.50	-	4.75	years
Expected volatility	78.8%	-	85.0%
Expected dividend yield	-%
Risk-free interest rate	1.02%	-	2.41%

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

Share-Based Compensation Expense

Compensation expense recognized during the three months ended April 2, 2017 and March 27, 2016 was $0.2 million and $0.1 million, respectively, and during the nine months ended April 2, 2017 and March 27, 2016 was $0.6 million and $0.1 million, respectively, and is included in selling, general and administrative expense.  As of April 2, 2017, there was $1.9 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.  The Company estimated expected forfeitures and is recognizing compensation expense only for those option grants expected to vest.  The Company’s estimate of forfeitures may be adjusted throughout the requisite service period based on the extent to which actual forfeitures differ, or are likely to differ, from the Company’s previous estimates.  At the end of the service period compensation cost will have been recognized only for those awards for which the employee has provided the requisite service.

Employee Stock Purchase Plan

Under the terms of the Company’s employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each six-month purchase period.  A total of 750,000 shares were authorized under the ESPP.  The purchase period began on August 1, 2016.  As of April 2, 2017, there were 702,266 shares available for issuance.

During the three months ended April 2, 2017, 47,734 shares were purchased under the ESPP at a price of $2.05 and a grant date fair value of $2.42.

NOTE 12 – Commitments and Contingencies

During the third quarter of fiscal 2017, Kecy experienced a wind-generated power disruption that temporarily halted production for several days and severely damaged key equipment.  The Company is insured for these business interruption and equipment repair costs and filed an insurance claim with its insurance provider.  The estimated loss of $0.4 million is expected to be covered by insurance and is recorded as an insurance claim receivable at April 2, 2017.

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through August 31, 2024, which contain various renewal options.  The Company also leases equipment under non-cancellable capital lease agreements expiring through June 30, 2024.  The capital leases have interest rates ranging from 3.0% to 4.6%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of April 2, 2017, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

NOTE 13 – Segment Information

The Company’s operations were classified into four reportable business segments:  Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.  On March 31, 2017, the Company ceased its wireless operations, which comprised the Wireless Group.

•

The Precision Components Group companies provide highly engineered fabricated metal components using processes consisting of metal injection molding and precision metal stamping.  Industries served include aerospace, automotive, consumer durables, electronic devices, firearms and defense, and medical and dental devices.

•	The 3DMT Group consists of our tooling product line, 3D Material Technologies, LLC (“3DMT”, our metal 3D printing and additive manufacturing operations), and ATC.

•	The Flanges and Fittings Group consists of General Flange & Forge LLC (“GF&F”). GF&F provides custom machining solutions and special flange facings.

•	The Wireless Group focused on wireless broadband technology.

The historical results of Tekna Seal, which were included in the Precision Components Group segment, have been reflected as discontinued operations; therefore, historical segment information has been restated.  Summarized segment information for the three and nine month periods ended April 2, 2017 and March 27, 2016 is as follows (in thousands):

	Three months ended		Nine months ended
	April 2,	March 27,	April 2,	March 27,
	2017	2016	2017	2016
Sales:
Precision Components Group	$19,878	$17,443	$59,252	$51,626
3DMT Group	4,292	5,701	17,242	15,905
Flanges and Fittings Group	1,272	1,244	3,576	3,565
Wireless Group	30	497	428	1,257
Consolidated sales	$25,472	$24,885	$80,498	$72,353

Operating costs:
Precision Components Group	$19,801	$15,697	$55,741	$48,284
3DMT Group	5,132	6,142	19,438	16,643
Flanges and Fittings Group	1,143	1,115	3,158	3,187
Wireless Group	119	404	545	1,031
Consolidated operating costs	$26,195	$23,358	$78,882	$69,145

Segment operating income (loss):
Precision Components Group	$77	$1,746	$3,511	$3,342
3DMT Group	(840)	(441)	(2,196)	(738)
Flanges and Fittings Group	129	129	418	378
Wireless Group	(89)	93	(117)	226
Corporate (1)	(1,161)	(1,200)	(3,546)	(2,779)
Total segment operating (loss) income	$(1,884)	$327	$(1,930)	$429

Interest expense, net	(865)	(1,106)	(3,002)	(3,372)
Loss on extinguishment of debt	—	—	(723)	—
Other income (expense), net	88	(23)	893	71
Non-operating expense	(777)	(1,129)	(2,832)	(3,301)
Consolidated loss before income taxes and non-controlling interest	$(2,661)	$(802)	$(4,762)	$(2,872)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of director’s fees.

 NOTE 14 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Nine months ended
	April 2,	March 27,	April 2,	March 27,
Customer	2017	2016	2017	2016
1 (a)	14.2%	11.0%	12.7%	9.8%
2 (b)	8.1%	11.2%	11.9%	9.3%
3 (a)	5.7%	7.9%	7.1%	7.7%
4 (a)	6.0%	8.6%	6.3%	8.9%
5 (a)	6.0%	5.8%	6.2%	5.9%
Total	40.0%	44.5%	44.2%	41.6%

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our 3DMT Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
Customer	April 2, 2017		June 30, 2016
1	14.7%		10.5%
2	**	%	8.3%
3	**	%	8.3%
4	**	%	5.2%
5	**	%	** %
Total	14.7%		32.3%

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

Overview

ARC Group Worldwide, Inc. is a leading, global advanced manufacturer offering a full suite of products and services to our customers, including: (i) metal injection molding (“MIM”); (ii) metal 3D printing (also referred to as “Additive Manufacturing”); (iii) precision metal stamping; (iv) traditional and clean room plastic injection molding; and (v) advanced rapid and conformal tooling.  Through our diverse product offering, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

Our mission is to accelerate the adoption of key technologies, such as automation, robotics, production software, and metal 3D printing, in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  Further, we seek to create innovative ways to streamline and improve the overall manufacturing process, including offering instant online quoting, in-house rapid and advanced conformal tooling, and a full suite of prototype-to-production capabilities.

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

Separately, the U.S. manufacturing has been rejuvenated as global wage disparities mitigate and traditional labor-intensive processes are displaced by technology.  These macroeconomic trends will aid in the adoption of our business strategy.

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

•

3D Printing.  We offer a variety of 3D printing solutions, with an emphasis on: (i) metal 3D printing; and (ii) rapid and advanced conformal tooling.  In general, given promising signs of growth and related barriers to entry, the metal 3D printing sector is one of the more attractive segments of the overall Additive Manufacturing industry.  Furthermore, metal 3D printing, while a complex technology still in its early stages, shares several fundamental similarities with our MIM business, thereby helping to accelerate our research and development.  Separately, our metal 3D printing capabilities enable ARC to offer a variety of new services, including rapid prototyping, rapid tooling and short-run production, helping our customers improve their product speed-to-market.  Given our established customer base, diverse metallurgy background, and scalable injection molding capabilities, we are well-positioned in the industrial metal 3D printing market.

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

Results of Operations – Three and Nine Months Ended April 2, 2017 and March 27, 2016

Our operations were classified into four reportable business segments:  Precision Components Group, 3DMT Group, Flanges and Fittings Group, and Wireless Group.  On March 31, 2017, we sold our wireless operations, which comprised the Wireless Group.

The historical results of Tekna Seal, which were included in the Precision Components Group segment, have been reflected as discontinued operations; therefore, historical segment information has been restated.  Sales and gross profit information by reporting segment is as follows (in thousands):

	Three Months Ended
	April 2, 2017		March 27, 2016
	Amount	Percent of total	Amount	Percent of total
Sales:
Precision Components Group	$19,878	78.1%	$17,443	70.1%
3DMT Group	4,292	16.8%	5,701	22.9%
Flanges and Fittings Group	1,272	5.0%	1,244	5.0%
Wireless Group	30	0.1%	497	2.0%
Total	$25,472	100.0%	$24,885	100.0%

Gross profit:
Precision Components Group	$2,276	73.4%	$3,800	75.5%
3DMT Group	516	16.6%	735	14.6%
Flanges and Fittings Group	313	10.1%	323	6.4%
Wireless Group	(3)	-0.1%	176	3.5%
Total	$3,102	100.0%	$5,034	100.0%

	Nine Months Ended
	April 2, 2017		March 27, 2016
	Amount	Percent of total	Amount	Percent of total
Sales:
Precision Components Group	$59,252	73.6%	$51,626	71.4%
3DMT Group	17,242	21.4%	15,905	22.0%
Flanges and Fittings Group	3,576	4.5%	3,565	4.9%
Wireless Group	428	0.5%	1,257	1.7%
Total	$80,498	100.0%	$72,353	100.0%

Gross profit:
Precision Components Group	$9,939	77.1%	$9,305	70.2%
3DMT Group	1,919	14.9%	2,546	19.2%
Flanges and Fittings Group	922	7.1%	975	7.4%
Wireless Group	114	0.9%	430	3.2%
Total	$12,894	100.0%	$13,256	100.0%

Sales

For the Three Months Ended April 2, 2017 Compared to the Three Months Ended March 27, 2016

Sales from continuing operations during the three month period ended April 2, 2017, totaled $25.5 million, representing an increase of $0.6 million, or 2.4%, from $24.9 million during the three month period ended March 27, 2016.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $19.9 million during the three month period ended April 2, 2017, representing an increase of approximately $2.5 million, or 14.4%, as compared with sales of $17.4 million in the prior year period.  The increase in sales was primarily due to higher MIM sales of $2.9 million, partially offset by lower stamping sales of $0.4 million due to a wind-generated power disruption.  MIM sales increased primarily as a result of higher sales to customers in the firearm and defense, aerospace, consumer, and medical and dental industries.

•

3DMT Group sales were $4.3 million during the three month period ended April 2, 2017, representing a decrease of approximately $1.4 million, or 24.6%, as compared with sales of $5.7 million in the prior year period.  The decrease in sales was primarily due to lower plastic injection molding sales of $1.0 million, largely as a result of lower sales to a significant customer in the firearms and defense industry, as well as lower tooling sales of $1.0 million as more of the tool production is company owned.  These decreases were partially offset by higher metal 3D printing sales of $0.9 million during the three month period ended April 2, 2017, an increase of $0.6 million or 200.0%, as compared with sales of $0.3 million in the prior year period.

•

Flanges and Fittings Group sales were $1.3 million during the three month period ended April 2, 2017, representing an increase of approximately $0.1 million, or 8.3%, as compared with sales of $1.2 million in the prior year period.

•

Wireless Group sales were $30 thousand during the three month period ended April 2, 2017 representing a decrease of approximately $0.5 million as compared with the prior year period.  The Company sold its wireless business effective March 31, 2017.

For the Nine Months Ended April 2, 2017 Compared to the Nine Months Ended March 27, 2016

Sales from continuing operations during the nine month period ended April 2, 2017, totaled $80.5 million, representing an increase of $8.1 million, or 11.2%, from $72.4 million during the nine month period ended March 27, 2016.  The change in sales by reportable segment was as follows:

•

Precision Components Group sales were $59.3 million during the nine month period ended April 2, 2017, representing an increase of approximately $7.7 million, or 14.9%, as compared with sales of $51.6 million in the prior year period.  The increase in sales was primarily due to higher MIM sales of $8.2 million.  MIM sales increased primarily as a result of higher sales to customers in the firearm and defense, aerospace, consumer and medical and dental industries.

•

3DMT Group sales were $17.2 million during the nine month period ended April 2, 2017, representing an increase of approximately $1.3 million, or 8.2%, as compared with sales of $15.9 million in the prior year period.  The increase in sales was primarily due to higher plastic injection molding sales of $2.4 million primarily as a result of higher sales to a significant customer in the firearms and defense industry as well as higher metal 3D printing sales.  Metal 3D printing sales were $1.8 million during the nine month period ended April 2, 2017, an increase of $0.9 million or 100.0%, as compared with sales of $0.9 million in the prior year period.  These increases were partially offset by lower tooling sales of $2.1 million as more of the tool production is company owned.

•	Flanges and Fittings Group sales were $3.6 million during the nine month periods ended April 2, 2017 and March 27, 2016.

•

Wireless Group sales were $0.4 million during the nine month period ended April 2, 2017 representing a decrease of approximately $0.9 million as compared with sales of $1.3 million in the prior year period.  The Company sold its wireless business effective March 31, 2017.

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

For the Three Months Ended April 2, 2017 Compared to the Three Months Ended March 27, 2016

On a consolidated basis gross profit from continuing operations was $3.1 million during the three month period ended April 2, 2017, representing a decrease of approximately $1.9 million, or 38.0%, as compared with gross profit of $5.0 million in the prior year period.  Gross margin decreased to 12.2% in the three month period ended April 2, 2017, compared with 20.2% in the three month period ended March 27, 2016.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $2.3 million during the three month period ended April 2, 2017, representing a decrease of approximately $1.5 million, or 39.5%, as compared with gross profit of $3.8 million in the prior year period.  Gross margin decreased to 11.5% in the three month period ended April 2, 2017, compared with 21.8% in the three month period ended March 27, 2016.  The primary reason for the decreases in gross profit and gross margin percentage was due to increased development expenses associated with the ramping up of production for significant new products in the firearms and defense industry, which resulted in increased staffing levels and associated labor costs, along with higher scrap.

•

3DMT Group gross profit was $0.5 million during the three month period ended April 2, 2017, representing a decrease of $0.2 million, or 28.6%, as compared with gross profit of $0.7 million in the prior year period.  Gross margin decreased to 12.0% in the three month period ended April 2, 2017, compared with 12.9% in the three month period ended March 27, 2016.  The primary reason for the decreases in gross profit and gross margin was due to lower sales volume to a significant customer in the firearms and defense industry resulting in lower utilization and overhead absorption.  In addition, tools are being sold at or near cost in order to obtain increased recurring molding business.

•	Flanges and Fittings Group gross profit was $0.3 million during the three month periods ended April 2, 2017 and March 27, 2016.

•

Wireless Group gross loss was $3 thousand during the three month period ended April 2, 2017, a decrease of approximately $0.2 million from the prior year.  The Company sold its wireless business effective March 31, 2017.

For the Nine Months Ended April 2, 2017 Compared to the Nine Months Ended March 27, 2016

On a consolidated basis gross profit from continuing operations was $12.9 million during the nine month period ended April 2, 2017, representing a decrease of approximately $0.4 million, or 3.0%, as compared with gross profit of $13.3 million in the prior year period.  Gross margin decreased to 16.0% in the nine month period ended April 2, 2017, compared with 18.3% in the nine month period ended March 27, 2016.  Gross profit by reportable segment was as follows:

•

Precision Components Group gross profit was $9.9 million during the nine month period ended April 2, 2017, representing an increase of approximately $0.6 million, or 6.5%, as compared with gross profit of $9.3 million in the prior year period.  Gross margin decreased to 16.8% in the nine month period ended April 2, 2017, compared with 18.0% in the nine month period ended March 27, 2016.  The primary reason for the increase in gross profit was due to higher production volume at our MIM facilities in Colorado, Florida and Hungary.  The primary reason for the decrease in gross margin percentage was due to increased development expenses associated with the ramping up of production for significant new products in the firearms and defense industry, which resulted in increased staffing levels and associated labor costs, along with higher scrap.

•

3DMT Group gross profit was $1.9 million during the nine month period ended April 2, 2017, representing a decrease of $0.6 million, or 24.0%, as compared with gross profit of $2.5 million in the prior year period.  Gross margin decreased to 11.1% in the nine month period ended April 2, 2017, compared with 16.0% in the nine month period ended March 27, 2016.  The primary reason for the decreases in gross profit and gross margin was due to lower sales volume in the third quarter of fiscal year 2017 to a significant customer in the firearms and defense industry resulting in lower utilization and overhead absorption. In addition, tools are being sold at or near cost in order to obtain increased recurring molding business.  Segment gross profit and gross margin also continue to be impacted by costs associated by the continued development and ramp up of metal 3D printing capabilities and scale.

•

Flanges and Fittings Group gross profit was $0.9 million during the nine month period ended April 2, 2017 representing a decrease of $0.1 million, or 10.0%, as compared with gross profit of $1.0 million in the prior year period.  Gross margin decreased to 25.8% in the nine month period ended April 2, 2017, compared with 27.4% in the nine month period ended March 27, 2016.  The decreases in gross profit and gross margin were primarily due to certain non-recurring refunds of duties received in the prior year.

•

Wireless Group gross profit was $0.1 million during the nine month period ended April 2, 2017, representing a decrease of $0.3 million, or 75.0%, as compared with gross profit of $0.4 million in the prior year period.  The Company sold its wireless business effective March 31, 2017.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended April 2, 2017 and March 27, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $5.0 million, or 19.6% of sales, during the three month period ended April 2, 2017, compared with $4.7 million, or 18.9% of sales, during the three month period ended March 27, 2016.  The increase in SG&A expense during the three month period ended April 2, 2017 was primarily due to higher labor and labor related costs.  For the three months ended April 2, 2017, stock option expense was $0.2 million, an increase of $0.1 million as compared with option expense of $0.1 million in the prior year period.

SG&A from continuing operations totaled $14.8 million, or 18.4% of sales, during the nine month period ended April 2, 2017, compared with $12.8 million, or 17.7% of sales, during the nine month period ended March 27, 2016.  The increase in SG&A expense during the nine month period ended April 2, 2017 was primarily due to higher labor and labor related costs.  For the nine months ended April 2, 2017, stock option expense was $0.6 million, an increase of $0.5 million as compared with option expense of $0.1 million in the prior year period.

Other Income (Expense), Net

Other income (expense), net was $88 thousand and $(23) thousand during the three month periods ended April 2, 2017 and March 27, 2016, respectively.  The increase in other income (expense), net during the three month period ended April 2, 2017 was primarily due to a gain related to a disposition of a fixed asset.

Other income (expense), net was $0.9 million and $71 thousand during the nine month periods ended April 2, 2017 and March 27, 2016, respectively.  The increase in other income (expense), net during the nine month period ended April 2, 2017 was primarily due to a gain of $0.4 million related to a reduction in the Kecy Escrow and $0.1 million related to a disposition of a fixed asset.

Interest Expense, Net

Interest expense, net was $0.9 million and $1.1 million for the three month periods ended April 2, 2017 and March 27, 2016, respectively, and was $3.0 million and $3.4 million during the nine month periods ended April 2, 2017 and March 27, 2016, respectively.  The decrease in interest expense, net during the three and nine month periods ended April 2, 2017 was primarily due to the retirement of debt resulting from proceeds from the sale of Tekna Seal in September 2016.

Loss on Extinguishment of Debt

During the first quarter of fiscal 2017, approximately $0.7 million of unamortized deferred financing costs were expensed as a result of the extinguishment of our First Amended and Restated Credit Agreement.

Discontinued Operations

In September 2016, the Company sold its subsidiary Tekna Seal LLC pursuant to the terms and conditions of a Membership Interests Purchase Agreement.  The sale covered all of the membership interests of Tekna Seal, including 95.7% owned by the Company and 4.3% held by the Tekna Seal minority stakeholders.  As a result of this transaction, income from continuing operations for the nine months ended April 2, 2017 excludes the income from discontinued operations, before tax of $0.1 million and the gain on disposition of this business, after tax of $3.6 million.

Income Tax

Income tax expense from continuing operations was $0.1 million for the three month period ended April 2, 2017, as compared with an income tax benefit of $8 thousand for the three month period March 27, 2016.  Income tax benefit from continuing operations was $1.2 million and $0.6 million for the nine month periods ended April 2, 2017 and March 27, 2016, respectively.

The primary reason for the income tax expense in the three month period ended April 2, 2017 was due to the amortization of indefinite-lived intangible assets that were not available to offset existing deferred tax assets (termed a “naked credit”).  The primary reason for the income tax benefit in the nine month period ended April 2, 2017 was due to our net loss from continuing operations.

Liquidity and Capital Resources

As of April 2, 2017, we had cash and cash equivalents of $0.7 million.  Cash held in financial institutions outside the United States totaled $0.7 million and $1.6 million as of April 2, 2017 and June 30, 2016, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

Under our Senior ABL Credit Facility with Citizens Bank, N.A., we will not maintain any cash on hand in our domestic bank accounts by design.  Instead, we maintain a $25.0 million asset-based revolver loan, which includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding revolver loan balance.  The automatic cash sweep feature serves to decrease our daily interest expense.  Disbursements are paid daily from cash being made available under our revolver loan based on a borrowing base calculation.

We anticipate our cash on hand and cash flows from operations will be sufficient to finance our operations for the next twelve months.  In order to provide additional liquidity in the future and to help support our strategic goals, we have a senior secured revolving loan, with a current borrowing capacity of up to $25.0 million.  After consideration of $10.1 million of borrowings outstanding, our remaining borrowing capacity was $14.9 million at April 2, 2017.  Any additional borrowings under the senior secured revolving loan are subject to compliance with the terms of our Senior ABL Credit Facility.

Operating Activities

Cash provided by operating activities was $1.5 million and $3.8 million for the nine months ended April 2, 2017 and March 27, 2016, respectively, primarily due to the following:

•	An increase in net income of $1.5 million, which includes a pre-tax gain of $5.5 million recognized on the sale of subsidiaries, the cash from which is recognized as an investing activity; and
•

A decrease in cash used for working capital of $1.1 million.  Increases in accounts receivable, inventory, and accounts payable were due, in part, to higher sales volume.  The decrease in deferred revenue of $0.3 million in the period ending April 2, 2017 was primarily due to an increase in tools being built for ownership by the Company.  Partially offsetting the use of cash in working capital was a receipt of cash from income tax refunds of approximately $0.9 million.

Investing Activities

Cash provided by investing activities increased $7.1 million to $5.2 million for the nine months ended April 2, 2017, as compared to net cash used in investing activities of $1.9 million for the nine months ended March 27, 2016, primarily due to the following:

•	Proceeds received from the sale of our subsidiary of $10.5 million; and
•	Partially offset by cash used to purchase property and equipment of $5.3 million.

A significant portion of our capital expenditures during the quarter ended April 2, 2017 were for tools built for internal ownership.  Some of these tools are technically complex and may prove to not be functionally viable.  The Company will evaluate these tools for recoverability of their cost and would impair those determined to be not viable.

Financing Activities

Cash used in financing activities increased $5.5 million to $9.4 million in the nine months ended April 2, 2017, as compared to cash used of $3.9 million in the nine months ended March 27, 2016, primarily due to the following:

•	Higher net principal payments on our long-term debt primarily due to cash received of $10.5 million from the sale of our subsidiary, partially offset by borrowings;
•	Purchase of the non-controlling membership interest in FloMet and payments for the non-controlling interest in connection with the sale of Tekna Seal totaling $0.6 million; and
•	Receipt of $0.1 million from the issuance of stock through our employee stock purchase plan.

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

Senior ABL Credit Facility Financial Ratios.  Our Senior ABL Credit Facility contains a financial ratio covenant, summarized as follows:

Fixed Charge Coverage Ratio.  We may not permit the Fixed Charge Coverage Ratio, as of the last day of any period of four consecutive fiscal quarters to be less than the greater of (i) the ratio set forth in the table below and (ii) the maximum fixed charge coverage ratio or equivalent ratio permitted under the Subordinated Loan Agreement.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures, excluding certain tooling investments, minus expense for taxes paid in cash; to (b) fixed charges, all calculated on a consolidated basis in accordance with GAAP.

Period Ending	Fixed Charge Coverage Ratio
April 2, 2017	1.10:1.00
June 30, 2017	0.85:1.00
October 1, 2017	0.90:1.00
December 31, 2017 and thereafter	1.10:1.00

The summary calculation of our Senior ABL Credit Facility Fixed Charge Coverage Ratio as of April 2, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$10,195
Less unfinanced portion of capital expenditures	(2,404)
Less expense for taxes paid in cash	(18)
Coverage Amount (a)	$7,773
Fixed Charges (b)	$6,423
Fixed Charge Coverage Ratio (a:b)	1.21:1.00

Subordinated Loan Agreement Financial Ratios.  Our Subordinated Loan Agreement contains the following financial ratio covenants, summarized as follows:

Minimum Fixed Charge Coverage Ratio.  We may not permit the Minimum Fixed Charge Coverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to be less than the ratio set forth opposite such period in the table below.  The Fixed Charge Coverage Ratio is defined as the ratio of (a) Consolidated EBITDA minus the unfinanced portion of capital expenditures, excluding tooling, minus expense for taxes paid in cash (other than certain federal and state taxes excluded under the McLarty Second Amendment); to (b) fixed charges, all calculated on a consolidated basis in accordance with GAAP.

Period	Fixed Charge Coverage Ratio
September 25, 2016 through March 25, 2017	1.00:1.00
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of April 2, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,543
Less unfinanced portion of capital expenditures	(2,906)
Less expense for taxes paid in cash	(18)
Coverage Amount (a)	$9,619
Fixed Charges (b)	$6,423
Fixed Charge Coverage Ratio (a:b)	1.50:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
December 25, 2016 through March 25, 2017	4.50:1.00
March 26, 2017 through June 29, 2017	4.25:1.00
June 30, 2017 through September 23, 2017	4.00:1.00
September 24, 2017 and thereafter	3.50:1.00

The summary calculation of our Subordinated Loan Agreement Total Leverage Ratio as of April 2, 2017 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$49,219
Consolidated EBITDA (b)	$12,543
Maximum Total Leverage Ratio (a:b)	3.92:1.00

Compliance with Financial Ratio Covenants

As of April 2, 2017, we were in compliance with our debt covenants under our Senior ABL Credit Facility and our Subordinated Loan Agreement.

GAAP to Non-GAAP Reconciliation

Fixed Charges and Consolidated EBITDA used in our debt covenant calculations are non-GAAP financial measures.  We have provided this non-GAAP financial information to aid in better understanding our financial ratios as used in our debt covenant calculations.  The methodology used is defined in our debt agreements.  Non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.  The non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures, and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Fixed Charges consist of interest payments, principal payments on our debt, and capital lease payments for the prior four quarters.  Consolidated EBITDA used in our debt covenant calculations is based on the sum of the prior four quarter actual amounts.

The reconciliation of GAAP net income to Consolidated EBITDA under our Senior ABL Credit Facility is as follows (in thousands):

For the twelve months ended:	April 2, 2017
Net income	$(708)
Share-based compensation	656
Interest expense, net	4,079
Income taxes	1,227
Depreciation and amortization	9,766
Transaction related expenses (1)	1,308
Restructuring and severance expenses	18
Other non-recurring gains (2)	(568)
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	(5,583)
Consolidated EBITDA (3)	$10,195

(1)

Transaction related expenses relate to legal fees incurred to amend certain debt agreements, loss on extinguishment of debt, charges related to the sale of our non-core subsidiary and costs incurred to relocate a facility.

(2)	Other non-recurring gains primarily relates to the gain on the settlement of the Kecy Escrow.
(3)

Consolidated EBITDA excludes interest expense, net and income taxes because these items are associated with our capitalization and tax structures.  Consolidated EBITDA excludes depreciation and amortization expense because these non-cash expenses reflect the impact of prior capital expenditure decisions which may not be indicative of future capital expenditure requirements.  Share-based compensation, transaction related costs, restructuring and severance expenses, non-recurring gains, and pro-forma EBITDA adjustment to exclude discontinued subsidiaries are adjustments made in accordance with our bank debt covenants.

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	April 2, 2017
Net income	$(708)
Share-based compensation	656
Interest expense, net	4,079
Income taxes	1,227
Depreciation and amortization	9,766
Transaction related expenses	1,308
Restructuring and severance expenses	18
Other expenses (1)	2,348
Other non-recurring gains	(568)
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	(5,583)
Consolidated EBITDA	$12,543

(1)	Other expenses relate to certain capitalized tooling costs, insurance claim for lost production at our Kecy facility and costs incurred to relocate our plastic injection molding operations.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of April 2, 2017.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of April 2, 2017, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During fiscal year 2017, we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•	We sold Tekna Seal and ARC Wireless, which were two of our smaller facilities;
•	We moved the accounting for GF&F to Kecy, which has a larger accounting staff with better segregation of duties;
•	We are improving the documentation of process and procedures at 3DMT and Thixoforming; and
•	We began implementing consolidation software during the third quarter of fiscal 2017.

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

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended April 2, 2017, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*

First Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of March 21, 2017.

10.2*

Third Amendment to the Subordinated Loan Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Capital Partners SBIC, L.P., dated as of March 31, 2017.

10.3*	Second Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of May 12, 2017.
31.1*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1&	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

ARC GROUP WORLDWIDE, INC.

Date: May 15, 2017	/s/ Jason T. Young
	Name:	Jason T. Young
	Title:	Principal Executive Officer

Date: May 15, 2017	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
	Title:	Principal Financial Officer and
Principal Accounting Officer