Form 10-K
period 2017-06-30
ARC Group Worldwide, Inc.
filed 2017-09-26
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

ARC Group Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Utah

(State or other jurisdiction of incorporation or organization)

001-33400	87-0454148
(Commission File Number)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 1, 2017, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $40.8 million, based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Capital Market Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 8, 2017, there were 18,209,485 shares of the registrant’s $0.0005 par value common stock outstanding.

Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

ITEM 1. BUSINESS

Overview

ARC Group Worldwide, Inc. is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and metal 3D printing (also referred to herein as additive manufacturing or “AM”).  To further advance and support these core capabilities, the Company also offers complementary services associated with: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through our diverse product offering, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.

We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

Our Business Model

Our business model is to accelerate the widespread adoption of MIM and AM, along with other key technologies, including automation, robotics, and production software in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  More specifically, the two key pillars of our business strategy are centered on the following areas:

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

Separately, U.S. manufacturing has been rejuvenated as global wage disparities mitigate and traditional labor-intensive processes are displaced by technology.  These macroeconomic trends will aid in the adoption of our business strategy.

Our key fundamental strengths are built upon core capabilities, including:

•

Metal Injection Molding.  We are a large and well-respected MIM provider.  As a pioneer of MIM technology, and driven by our material science understanding, powder metallurgy experience, and established global facilities, we are one of the most advanced MIM operators in the marketplace.  ARC provides high-quality, complex, precise, net-shape metal components to market-leading companies in numerous sectors, including the medical and dental, firearm and defense, automotive, aerospace, consumer durable, and electronic device industries.  Further, our process is highly automated, utilizing advanced robotics and automation to ensure high levels of quality and efficiency.

•

Metal 3D Printing.  We offer a variety of 3D printing solutions, with an emphasis on metal 3D printing.  In general, given promising signs of growth and related barriers to entry, we believe the metal 3D printing sector is one of the more attractive segments of the overall additive manufacturing industry.  Furthermore, metal 3D printing, while a complex technology still in its early stages, shares several fundamental similarities with our MIM business, thereby helping to accelerate our research and development.  Separately, our metal 3D printing capabilities enable ARC to offer a variety of new services, including rapid prototyping, rapid tooling and short-run production, helping our customers improve their product speed-to-market.  Given our established customer base, diverse metallurgy background, and scalable injection molding capabilities, we believe we are well-positioned in the industrial metal 3D printing market.

•

Additional Complementary Metal and Plastic Fabrication Capabilities.  We offer a number of additional specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include precision stamping, magnesium injection molding, computer numerical control machining, plastic injection molding (including medical clean room applications), and fitting and flange manufacturing.

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

Accordingly, all of our business divisions are managed consistently with this strategy in order to drive organic sales growth and cash flow generation, while improving quality, speed, and service to our customers.

Our History

ARC was incorporated in the State of Utah on September 30, 1987.  On August 8, 2012, we acquired Advanced Forming Technology, Inc. (“AFT”), a leading provider of MIM components to a variety of industries.  AFT is comprised of two operating units, AFT-U.S. and AFT-Hungary.  Concurrently, we acquired all of the shares of Quadrant Metals Technology, LLC (“QMT”), whose subsidiaries, Tekna Seal LLC (“Tekna Seal”), FloMet LLC (“FloMet”) and General Flange & Forge LLC (“GF&F”), provided high-quality fabricated metal components to diverse industries, among them medical and dental device, firearm and defense industries, electronic device, and the fluid handling industries, including energy.

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

During 2017, the Company determined two subsidiaries, Tekna Seal and ARC Wireless, LLC, were not essential to core, ongoing growth operations and subsequently divested them.  Also, during 2017, the Company decided to divest GF&F and classified the business as held for sale at June 30, 2017.  GF&F was sold on September 15, 2017 (see Note 3, Divestitures, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8, for further information).

Everest Hill Group Inc. (“Everest Hill Group”) has been our major stockholder since 2008.  Over its 35 year investment history, Everest Hill Group and its affiliated investment vehicles have invested in over 75 companies, including approximately 40 active portfolio companies.  We believe that Everest Hill Group’s successful investment track record and long-term investment horizon provides value to our Company and its shareholders.

Industry Overview

We serve the global manufacturing industry as a provider of holistic prototype development and production solutions.  In particular, we manufacture highly-engineered, precision components for OEMs in the medical and dental device, defense and firearm, automotive, aerospace, and defense industries, among others.  While our manufacturing technologies continue to gain market acceptance, they currently represent a fractional share of the global manufacturing market.

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

Competitive Strengths

We believe our competitive strengths include:

•

Leading Market Position in MIM, with High Barriers to Entry.  We believe we are one of the largest companies in the fragmented global MIM industry.  Further, we believe our unique, proprietary production processes, metallurgical expertise, longstanding customer relationships, well-established industry reputation, and track record for quality products and services provide us with a competitive advantage over other market participants.  Additionally, we have made a sizeable capital investment in MIM machinery, as well as the software and other complementary services necessary to maintain and grow our business.  We believe there are a limited number of other market participants of comparable size and experience, with the vast majority of competitors substantially smaller in size, scale, capabilities, and expertise.  We believe that the development of high-quality, commercially scalable MIM production would require any new competitors to invest significant capital and years of research and development before being able to commercially compete with us, thereby resulting in high barriers to entry for any new participants in the industry.

•

Metal 3D Printing Part Production.  Due to the complementary nature of the MIM process and metal 3D printing, we established our 3DMT Group segment in 2014 to develop and advance our 3D printing operations.  Given this early technological adoption and subsequent advancement, we believe we are well-positioned to utilize technologies associated with the emerging industrial metal 3D printing industry.  Further, while additive manufacturing is still in its infancy, barriers to entry remain high, principally due to the demands of properly understanding and applying associated technology, as well as scaling and building such a business.  Experience working with metal powder and producing complex metal components is critical to making quality, production-capable metal 3D parts.  3D printing services are a relatively new offering for us and currently represents a small portion of our business; however, we believe our experience and ancillary know-how are material competitive advantages to significantly grow this area of our operations during the foreseeable future.

•

Emphasis on Other Advanced Manufacturing Technologies.  In addition to our 3D printing initiatives, we believe our adoption and continued implementation of other advanced manufacturing technologies, such as robotics, RapidMIM, rapid tooling, and instant online quoting, are key competitive advantages in the fragmented market in which we operate.  These technologies provide our customers with reduced order turnaround times and customized engineering solutions, while strengthening our customer relationships and enhancing our ability to market a broader and differentiated suite of products.  We believe our capital investment and collective experience with these technologies would be difficult to replicate for smaller or limited-product-suite competitors.

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

•

Lean Manufacturing Technology and Operating Best Practices.  We manage our manufacturing operation on a decentralized basis, whereby each of our operating subsidiaries is run by a general manager.  Our general managers are often recognized experts in lean manufacturing and general operating best practices.  We have an orientation process whereby lean-manufacturing leaders groom our rising managers and mentor them on operating efficiency and excellence.  These internal best practices are shared among our facilities and implemented when we acquire or initiate new operations.

Business Strategy

Our business strategy focuses on growing revenues through the addition of new customers, organically increasing our “wallet share” from existing customers, developing technology to improve the manufacturing process, and making strategic acquisitions to advance the scope and scale of our product offerings.  In order to achieve this, we are implementing the following strategic initiatives:

•

Provide Customers with Faster and Higher Quality Solutions.  We believe that a key competitive differentiator in our business is utilizing technological solutions to increase customers’ speed-to-market.  We believe our technology-enhanced service offerings, including metal 3D printing, can reduce lead times and produce greater manufacturing efficiency.  We also focus on utilizing our team of engineers and production experts to engage with customers at the design phase of their product development and endeavor to have them adopt our solutions throughout the entire manufacturing process, from prototype through large-scale commercial production, in order to create a more long term partnership.

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

•

Expand Sales Force and Marketing.  We have a highly skilled, technically focused sales force and look to strategically expand our presence in markets and sectors as appropriate.  Each ARC sales representative is generally responsible for selling our complete suite of solutions to target customers.  Traditional sales methodologies are supported and complemented by our online initiatives, including improving our search engine optimization and other online marketing solutions.  Further, we believe that international markets present a compelling growth opportunity for our business, and we have been exploring those opportunities.

•

Increase Market Penetration of 3D Technology.  We believe additive manufacturing, and in particular, metal 3D printing, can create growth opportunities in traditional manufacturing.  Over the next several years, metal 3D printing could continue to displace traditional forms of metal fabrication.  Given this opportunity, ARC has made, and will continue to make, investments in research and development in order to further develop and expand this capability.  At the same time, given their complementary attributes to our MIM business, these metal 3D printing capabilities provide opportunities to further integrate with the Company’s traditional fabrication processes.

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

Reporting Segments

See Note 14, Segment Information, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8, for further information on our segments.

Employees

As of June 30, 2017, our global workforce, excluding contractors, totaled approximately 576 employees.  None of our U.S. employees are covered by a collective bargaining agreement.  Substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements.  Management considers its relations with all of its employees to be in good standing.

Customer Base

Our largest five customers accounted for approximately 45.0% and 42.4% of our 2017 and 2016 revenue, respectively.  The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

Suppliers

We have good working relationships with our suppliers.  Given our volume of purchases, we are often able to secure certain volume purchase discounts from our vendors.  Each of our manufacturing facilities has a network of local partners that work very closely with us to deliver additional value-added services for manufactured components.

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, carbon steel, and other components, we are dependent on key suppliers. While we rely upon long-term relationships, we generally do not enter into long-term contracts with our key suppliers.  The timely procurement of necessary raw materials is critical to each of our operations.  Consequently, poor supply capacity amid tight demand for these materials, as well as natural disasters or accidents, or other events that negatively impact our suppliers, could adversely affect their timely procurement and harm our business.

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

Available Information

Our corporate website address is http://www.arcw.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the SEC.  Such reports and other information filed by ARC with the SEC are available free of charge on our website when such reports are available on the SEC's website.  We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC.  Such disclosures will be included on the website under the heading “News” or “Investor Relations.”

We also encourage investors, the media, and others interested in ARC to review the information posted on the Company’s Facebook site (https://www.facebook.com/ArcGroupWorldwide) and the Company’s LinkedIn account (https://www.linkedin.com/company/arc-group-worldwide-inc-).  Any updates to the list of social media channels ARC will use to announce material information will be posted on the “News” or “Investor Relations” page of the Company’s website.  Accordingly, investors should monitor such portions of our website and social media channels, in addition to following our press releases, SEC filings, public conference calls, and webcasts.

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

We sell most of our products in highly fragmented and competitive prototyping and production manufacturing and 3D printing markets, including those serviced by traditional and additive manufacturing suppliers.  We believe that our principal challenges of competition in these markets are:

•	ability to meet customer specifications and quantities within competitive time periods responsive to high customization demands from our customers;

•	application expertise and engineering capabilities using novel materials that vary widely according to our customers’ requirements;

•	product quality and brand name in different industrial manufacturing areas, which may take years to develop;

•	timeliness of delivery of raw materials to our plants and finished products to our customers;

•	competitive pricing of our products at levels sufficient to attract and retain customers;

•	quality of our aftermarket sales and support for customers utilizing our products in widely variable physical and environmental conditions;

•	our ability to develop new advanced materials or related capabilities;

•	our applied research and development capabilities that rely mainly on individual initiatives and experience of our employees; and

•	our 3D printing services, which currently constitute only a small portion of our overall business.

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

A relatively small number of customers have historically contributed a material percentage of our manufacturing product sales.  Our five largest customers accounted for approximately 45.0% of our fiscal year 2017 revenue.  Our metal 3D printing operations also rely on a small number of customers.  The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.  Through acquisitions and organic growth, we seek to diversify both our offerings and our customer base.  Assuming our continued customer diversification, we do not believe the loss of any one of our core customers would have a long-term material adverse effect on our results of operations.  However, there can be no assurance that the loss of any one or more of our core customers would not have a material adverse effect on our results of operations, at least in the short term.

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

Our management and our external auditors noted that we need to improve our information technology and accounting infrastructure.  The auditors identified these material weaknesses as ‘‘reportable conditions,’’ which means that these were matters that, in the auditors’ judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.  In fiscal 2018, we will need to devote significant resources to remediate and improve our internal controls.  We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our brand and operating results or cause us to fail to meet our reporting obligations.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Significant amounts of raw material purchases by the Company are made from overseas suppliers located in Germany, South Korea, India, United Kingdom, and Japan.  Consequently, we may encounter risks associated with these countries and regions.  Such risks include political instability, changes in legal regulations relating to trade, export and employment, as well as deterioration in underlying economic conditions.

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

Our success is dependent upon the retention of our experienced executives and certain senior operating personnel.  We currently have a small team of senior executives and the loss of our key executives or certain senior operating personnel could have a material adverse effect on our business.

Any impairment in the value of our intangible assets, including goodwill, could negatively affect our operating results and total capitalization.

Our total assets as of June 30, 2017 reflect net intangible assets of $19.6 million and goodwill of $6.4 million.  The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired.  If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for impairment of our goodwill or intangible assets.  Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets could adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

During the fourth quarter of fiscal 2017, we impaired the goodwill of our ATC and Kecy subsidiaries as these businesses performed below expectations and had a corresponding decline in their future estimated discounted cash flows.  We recorded a non-cash impairment charge of $3.3 million to eliminate the carrying value of goodwill for these entities.

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

As of June 30, 2017, we had approximately $45.6 million of indebtedness on a consolidated basis.  This level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness.  Our senior credit facility bears interest at floating rates related to LIBOR, Eurodollar Rates, Eurocurrency Rates, Federal Funds Rate, and Prime Rates.  As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase.  Our leverage could have negative consequences on our financial condition, and results of operations, including:

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

The terms and conditions of the respective agreements governing the Senior ABL Credit Facility and the Subordinated Loan Agreement (together, our “Credit Facilities”) each contain covenants requiring the Company to maintain certain financial ratios.  Non-compliance by the Company with any of the financial ratio covenants would constitute events of default under both of the Credit Facilities pursuant to cross-default provisions and result in acceleration of payment obligations for all outstanding principal and interest for loans made under both of the Credit Facilities, unless such defaults were waived or subject to forbearance by the respective creditors.

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

Everest Hill Group owns 9,068,122 shares, or 49.9%, of our total 18,171,626 outstanding shares as of June 30, 2017.  As a result, Everest Hill Group has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

The price of our Common Stock may fluctuate significantly, and investors could lose all or part of their investment.

The market price of our Common Stock has been highly volatile. During the twelve months ended June 30, 2017, the closing price of our common stock fluctuated significantly from a high of $5.95 to a low of $2.17 per share. The market price of our common stock may continue to be volatile in the future.  Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price investors paid for such common stock.  The market price of our common stock could fluctuate significantly for various reasons, including:

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

As of the end of the period covered by this Report, we have 18,171,626 shares of our common stock outstanding.  We are authorized to issue up to 250,000,000 shares of Common Stock and 2,000,000 shares of preferred stock.  We, or our shareholders, including Everest Hill Group, may sell additional shares of common stock in subsequent offerings or we may issue shares of our common stock as consideration in the future acquisitions.  Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences, or privileges senior or more advantageous than those of our common stockholders.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At June 30, 2017, we operated in the following locations:

Segment/Entity	Location	Use	Approximate Square Feet
Precision Components Group
FloMet LLC	Deland, Florida	MIM manufacturing and general offices	40,000 owned
Advanced Forming Technology, Inc.	Firestone, Colorado	MIM manufacturing, plastic injection molding, general offices	105,000 owned
AFT-Hungary Kft.	Retsag, Hungary	MIM manufacturing	70,000 leased
Advance Tooling Concepts, LLC	Longmont, Colorado	Specialized tool making	34,000 leased
Thixoforming LLC	Longmont, Colorado	Magnesium injection molding	23,000 owned

3DMT Group
3D Material Technologies, LLC	Daytona Beach, Florida	Metal 3D printing	30,000 leased

Stamping Group
ARC Metal Stamping, LLC	Hudson, Michigan	Precision metal stamping and general offices	84,000 owned
ARC Metal Stamping, LLC	Wauseon, Ohio	Precision metal stamping and general offices	94,000 leased

Flanges and Fittings Group
General Flange & Forge LLC	Huntington Valley, Pennsylvania	Flanges manufacturing and general offices	24,000 leased

We believe that our existing facilities are well-maintained and are sufficient to meet our current and projected needs.

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

The table below represents the high and low sales prices of our common stock on the NASDAQ during each of the quarters in the past two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2017:
First Quarter	$3.83	$2.17
Second Quarter	5.95	3.50
Third Quarter	4.97	4.00
Fourth Quarter	4.25	2.80
Fiscal Year Ended June 30, 2016:
First Quarter	$5.41	$1.65
Second Quarter	2.35	1.51
Third Quarter	3.50	1.05
Fourth Quarter	2.86	1.95

Holders of Record

On September 8, 2017, there were 136 stockholders of record of our common stock and the closing price of our common stock was $2.40 per share as reported on the NASDAQ Capital Market Exchange.  Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of stockholders; therefore, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under our equity compensation plans as of June 30, 2017 are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,187,580	$2.68	1,414,687
Equity compensation plans not approved by security holders	-	-	-
Total	1,187,580	$2.68	1,414,687

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s common stock on October 9, 2013.  The stock repurchase program does not obligate ARC to acquire any particular amount of stock.  This authorization has no expiration date and may be limited or terminated by the Board of Directors at any time without notice.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  There were no repurchases of the Company’s shares during the year ended June 30, 2017.  As of June 30, 2017, the Company was authorized to repurchase approximately 241,599 shares.

The balance of the information required by Item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide information for this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our business and the results of our operations.  It should be read in conjunction with the Consolidated Financial Statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”.  Certain statements made in our discussion may be forward-looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations.  See “Cautionary Statement Concerning Forward-Looking Statements” at the beginning of this Report for additional discussion of some of these risks and uncertainties.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing ARC Group Worldwide, Inc. and its subsidiaries on a consolidated basis.

Overview

ARC Group Worldwide, Inc. is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and metal 3D printing (also referred to herein as additive manufacturing or “AM”).  To further advance and support these core capabilities, the Company also offers complementary services associated with: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through our diverse product offering, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

During fiscal 2017, we sold our non-core subsidiaries, Tekna Seal and ARC Wireless.  Separately, we classified GF&F as held for sale as of June 30, 2017, which was subsequently sold on September 15, 2017.  The completed and planned divestiture of these non-core businesses, along with the growth in our 3D metal printing business, has changed the way in which we evaluate performance and allocate resources.  As a result, during the quarter ended June 30, 2017, we revised our business segments, consistent with our management of the business and internal financial reporting structure.  Specifically, the Precision Components Group now includes the results of our plastic injection molding operations and our tooling product line, which were previously included within the 3DMT Group.  Results depicted in our 3DMT Group business unit now solely reflect those operations associated with metal 3D printing and associated services.  In addition, our precision metal stamping operations are now reported within the newly created Stamping Group, which were previously included in the Precision Components Group.

Results of Operations for the Fiscal Year Ended June 30, 2017 compared to the Fiscal Year Ended June 30, 2016

The following tables present information about our reportable segments for the respective periods:

	Year Ended
	June 30, 2017		June 30, 2016
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$75,053	75.8%	$68,573	72.8%
Stamping Group	21,061	21.3%	22,383	23.8%
3DMT Group	2,528	2.5%	1,659	1.8%
Wireless Group	427	0.4%	1,509	1.6%
Total	$99,069	100.0%	$94,124	100.0%
$ Change	$4,945
% Change	5.25%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$7,963	10.6%	$13,624	19.9%
Stamping Group	1,750	8.3%	2,544	11.4%
3DMT Group	4	0.2%	310	18.7%
Wireless Group	105	24.6%	385	25.5%
Total	$9,822	9.9%	$16,863	17.9%
$ Change	$(7,041)
% Change	-41.75%

Sales

The change in sales by reportable segment was as follows:

•

Precision Components Group sales during fiscal year 2017 increased by $6.5 million, or 9.5%, due to higher MIM sales of $7.2 million partially offset by lower plastic and tooling sales at ATC of $0.7 million.  MIM sales increased primarily as a result of higher sales to customers in most of the industries we serve.

•

Stamping Group sales during fiscal year 2017 decreased by $1.3 million, or 6.0%, primarily due to fewer new customer product launches, and $0.4 million related to a wind-generated power disruption, which was insured.

•	3DMT sales during fiscal year 2017 increased by $0.9 million, or 52.4%, primarily due to higher sales to aerospace and defense customers.

•	The Company sold its wireless business effective March 31, 2017.

Gross Profit and Gross Margin

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

The change in gross profit and gross margin by reportable segment was as follows:

•

Precision Components Group gross profit during fiscal year 2017 decreased $5.7 million, or 41.6%, and gross margin in fiscal year 2017 decreased 9.3%.  The Company made a decision in the fourth quarter of fiscal 2017 to exit products and projects that were low margin or unprofitable, resulting in several one-time charges.  These charges were the primary drivers of decreases in gross profit and gross margin during the period.  First, the Company incurred non-cash charges of $3.1 million related to higher inventory reserves for excess and obsolete inventory, including write-offs of inventory deemed to be scrap.  In addition, the Company wrote off tools, inventory, and associated parts totaling $1.9 million.  The increase in reserves and write-offs was primarily due to a fourth quarter fiscal 2017 business strategy change related to pricing, returned parts that the Company determined could not be profitably re-worked and sold, and increased reserves for slow moving inventory.

•

Stamping Group gross profit during fiscal year 2017 decreased $0.8 million, or 31.2%, and gross margin in fiscal year 2017 decreased 3.1%.  The primary reasons for the decreases in gross profit and gross margin were lower sales, and a wind-generated power disruption at the facility in late fiscal 2017, resulting in decreased utilization of plant and equipment.  Results were also impacted, to a lesser extent, by higher labor costs, the result of tightening labor market trends among certain skilled trades.

•

3DMT gross profit during fiscal year 2017 decreased $0.3 million, and gross margin in fiscal year 2017 decreased 18.5%.  3DMT is transitioning from development to production, which required an increase in leased equipment.  Expenses were realized prior to full production ramp up in revenue.

•	The Company sold its wireless business effective March 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense from continuing operations, or SG&A, during fiscal year 2017 totaled $19.3 million, or 19.4% of sales, compared with $16.4 million, or 17.4% of sales during the prior year period.  The increase in SG&A expense during fiscal year 2017 of $2.8 million was primarily due to higher labor and labor related costs of $1.7 million, which includes higher share-based compensation expense of $0.6 million, severance of $0.3 million, and allocated costs to research and development of $0.2 million.  Other increases include higher bank fees of $0.4 million, which includes costs related to debt modifications, and higher travel costs of $0.2 million.

Goodwill Impairment Charges

During the fourth quarter of fiscal 2017, the Company concluded that goodwill was impaired for its ATC and Kecy subsidiaries as these businesses performed below expectations and had a corresponding decline in their future estimated discounted cash flows.  As a result of our analysis, we recorded a non-cash impairment charge of $3.3 million to eliminate the carrying value of goodwill for these entities.  For further discussion of goodwill impairment charges, see Note 6, Goodwill and Intangible Assets, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8.

Other Income, Net

Other income, net for the year ended June 30, 2017 was $0.7 million, compared to $0.2 million in the prior year period.  The increase in expense was primarily due to a gain of $0.4 million related to a reduction in the Kecy Escrow.

Interest Expense, Net

Interest expense, net during fiscal year 2017 was $4.0 million, compared to $4.5 million in the prior year period.  The decrease in expense was primarily due to a reduction in the principal balances outstanding under our Senior ABL Credit Facility and our Subordinated Loan Agreement resulting from proceeds from the sale of Tekna Seal in September 2016.

Loss on Extinguishment of Debt

During the first quarter of fiscal 2017, approximately $0.7 million of unamortized deferred financing costs were expensed as a result of the extinguishment of our First Amended and Restated Credit Agreement.

Discontinued Operations

In September 2016, the Company sold its subsidiary Tekna Seal LLC pursuant to the terms and conditions of a Membership Interests Purchase Agreement.  The sale covered all of the membership interests of Tekna Seal, including 95.7% owned by the Company and 4.3% held by the Tekna Seal minority stakeholders.  As a result of this transaction, income from continuing operations for the year ended June 30, 2017 excludes the income from discontinued operations, before tax of $0.1 million and the gain on disposition of this business, after tax of $3.7 million.

During the quarter ended June 30, 2017, the Company decided to divest its subsidiary GF&F.  The assets and liabilities of this subsidiary are classified as assets and liabilities held for sale in the consolidated balance sheets and as discontinued operations in the consolidated statements of operations.  The Company completed the sale of GF&F in September 2017.  Income from continuing operations for the year ended June 30, 2017 excludes the income from discontinued operations, before tax, of $0.5 million.

Income Tax Expense

Income tax benefit from continuing operations was $2.6 million in the fiscal year ended June 30, 2017, as compared with a benefit of $0.5 million in the prior year period.  The primary reason for the increase in tax benefit from continuing operations was our higher net operating loss in fiscal year 2017, which offset the tax expense recognized in discontinued operations.  Our tax provision for each period varies from our pretax income (loss) due to the existence of a deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  Our fiscal year 2016 tax benefit included the accrual of non-cash tax expense of approximately $0.4 million in connection with the tax amortization of our indefinite-lived intangible assets that were not available to offset existing deferred tax assets (termed a “naked credit”).  As a result of goodwill impairments recognized in fiscal 2017, we no longer have a naked credit, which resulted in a tax benefit of $0.9 million.

We recognized tax expense of $1.9 million and $0.6 million related to discontinued operations in fiscal 2017 and 2016, respectively. The increase in tax expense in fiscal 2017 was primarily due to the gain recognized on the sale of Tekna Seal.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $0.6 million.  Cash held in financial institutions outside the United States totaled $0.6 million and $1.6 million as of June 30, 2017 and 2016, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

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

We anticipate our cash on hand and cash flows from operations will be sufficient to finance our operations for the next twelve months.  In order to provide additional liquidity in the future and to help support our strategic goals, we have a $25.0 million senior secured revolving loan.  As of June 30, 2017, $10.1 million of borrowings were outstanding under the senior secured revolving loan.  Any additional borrowings under the senior secured revolving loan are subject to compliance with the terms of our Senior ABL Credit Facility.

Operating Activities

Cash provided by operating activities decreased $3.6 million to $2.9 million for fiscal 2017 as compared to $6.5 million in fiscal 2016, primarily due to the following:

•

Decline in earnings of $8.0 million, which includes a pre-tax gain of $5.5 million recognized on the sale of subsidiaries, partially offset by goodwill impairment charges of $3.3 million and a decrease in deferred income taxes of $1.0 million, which related to the reduction of our deferred tax liability due to the goodwill impairments recognized in the current year; and

•

Increase in cash provided from changes in working capital items of $6.2 million, primarily due to a decrease in accounts receivable of $2.6 million, due in part to lower sales in the fourth quarter of fiscal 2017 and better collection efforts; and lower inventory of $1.1 million as the company reduced inventory due to increased reserves for excess and obsolete and write-offs of inventory deemed to be scrap totaling approximately $3.1 million.

Investing Activities

Cash provided by investing activities increased $6.5 million to $3.9 million for fiscal 2017 as compared to net cash used in investing activities of $2.6 million in fiscal 2016, primarily due to the following:

•	Proceeds received from the sale of our subsidiary of $10.5 million; and
•	Partially offset by cash used to purchase property and equipment of $6.6 million.

A portion of our capital expenditures were for tools built for internal ownership.  Some of these tools were technically complex and were not either functionally or economically viable, which resulted in their write-off during the fourth quarter of fiscal 2017 totaling approximately $1.1 million.

Financing Activities

Cash used in financing activities increased $4.9 million to $9.9 million for fiscal 2017 as compared to $5.0 million in fiscal 2016, primarily due to the following:

•	Higher net principal payments on our long-term debt primarily due to cash received of $10.5 million from the sale of our subsidiary, partially offset by borrowings;
•	Purchase of the non-controlling membership interest in FloMet and payments for the non-controlling interest in connection with the sale of Tekna Seal totaling $0.7 million; and
•	Receipt of $0.1 million from the issuance of stock through our employee stock purchase plan.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 8, Debt, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8.

The descriptions of the Senior ABL Credit Facility and the Subordinated Loan Agreement (together, our “Credit Facilities”) do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

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

Period Ending	Fixed Charge Coverage Ratio
June 30, 2017	0.85:1.00
October 1, 2017	0.90:1.00
December 31, 2017 and thereafter	1.10:1.00

The summary calculation of our Senior ABL Credit Facility Fixed Charge Coverage Ratio as of June 30, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$8,138
Less unfinanced portion of capital expenditures	(1,543)
Less expense for taxes paid in cash	(18)
Coverage Amount (a)	$6,577
Fixed Charges (b)	$6,204
Fixed Charge Coverage Ratio (a:b)	1.06:1.00

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

Period	Fixed Charge Coverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.00:1.00
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of June 30, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$16,461
Less unfinanced portion of capital expenditures	(2,991)
Less expense for taxes paid in cash	(18)
Coverage Amount (a)	$13,452
Fixed Charges (b)	$6,204
Fixed Charge Coverage Ratio (a:b)	2.17:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.50:1.00
September 25, 2016 through December 24, 2016	5.00:1.00
December 25, 2016 through March 25, 2017	4.50:1.00
March 26, 2017 through June 29, 2017	4.25:1.00
June 30, 2017 through June 30, 2018	4.00:1.00
July 1, 2018 and thereafter	3.50:1.00

The summary calculations of our Subordinated Loan Agreement Total Leverage Ratio as of June 30, 2017 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$48,922
Consolidated EBITDA (b)	$16,461
Maximum Total Leverage Ratio (a:b)	2.97:1.00

Compliance with Financial Ratio Covenants

As of June 30, 2017, we were in compliance with our debt covenants under our Senior Credit Facility and Subordinated Loan Agreement.

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

The reconciliation of GAAP net income to Consolidated EBITDA under our Senior ABL Credit Facility is as follows (in thousands):

For the twelve months ended:	June 30, 2017
Net loss	$(10,173)
Share-based compensation	752
Impairments	3,302
Inventory write offs	4,982
Interest expense, net	4,031
Income taxes	(674)
Depreciation and amortization	9,846
Transaction related expenses (1)	1,226
Restructuring and severance expenses	732
Other non-recurring expenses (2)	237
Other non-recurring income or gains (3)	(132)
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	(5,991)
Consolidated EBITDA (4)	$8,138

(1)	Transaction related expenses relate to legal fees incurred to amend certain debt agreements, loss on extinguishment of debt and charges related to the sale of our non-core subsidiaries.
(2)	Other non-recurring expenses primarily relates to costs incurred to relocate our plastic injection molding operations.
(3)	Other non-recurring income or gains relates to the gain on termination of an operating lease.
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

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	June 30, 2017
Net income	$(10,173)
Share-based compensation	752
Impairments	3,302
Inventory write offs	4,982
Interest expense, net	4,031
Income taxes	(674)
Depreciation and amortization	9,846
Transaction related expenses	1,463
Restructuring and severance expenses	732
Other non-recurring expenses (1)	8,323
Other non-recurring income or gains	(132)
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	(5,991)
Consolidated EBITDA	$16,461

(1)

Other non-recurring expenses relate to certain capitalized tooling costs, an insurance claim for lost production at our Kecy facility, costs incurred to relocate our plastic injection molding operations, and certain projected cost reductions allowed as an adjustment to EBITDA.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations, or cash flows as of June 30, 2017.

Contractual Obligations and Commitments

We have various contractual obligations impacting our liquidity.  The following table represents our contractual payment obligations as of June 30, 2017 (in thousands):

Contractual Cash Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt (1)	$45,564	$1,787	$1,787	$41,077	$913	$—	$—
Capital lease obligations	3,602	1,581	1,373	354	150	48	96
Operating lease obligations	5,139	1,846	1,679	1,106	434	74	—
Escrow payment obligations (2)	2,396	1,212	1,184	—	—	—	—
Total	$56,701	$6,426	$6,023	$42,537	$1,497	$122	$96

(1)	For further information, refer to Note 8, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
(2)

Escrow payment obligations consist of cash payments due to the sellers of ATC and Kecy, to the extent that the escrow has not been drawn upon.  For further information, refer to Note 7, Accrued Escrow Obligations, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We have unrecognized tax benefits of $1.0 million at June 30, 2017, recorded as other long-term liabilities.    At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.  As a result, this amount is not included in the above table.

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

Valuation of Inventories

Inventories are valued at the lower of average cost or market using the first-in, first-out (FIFO) method.  It is our practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage.  Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues.  Inventory write-downs, if required, could have a significant impact on the value of our inventories and reported operating results.

Business Combinations, Valuation of Goodwill, and Other Acquired Intangibles Assets

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of ARC Group Worldwide, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2017 and 2016 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, the Company adopted Accounting Standards Update 2015-03, resulting in a reclassification of deferred offering costs in the June 30, 2016 balance sheet.

/s/ Hein & Associates LLP

Denver, Colorado

September 26, 2017

ARC Group Worldwide, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the year ended June 30,
	2017	2016
Sales	$99,069	$94,124
Cost of sales	89,247	77,261
Gross profit	9,822	16,863
Selling, general and administrative	19,263	16,401
Goodwill impairment charges	3,303	—
(Loss) income from operations	(12,744)	462
Other income (expense), net	670	171
Interest expense, net	(4,008)	(4,449)
Loss on extinguishment of debt	(723)	—
Loss before income taxes	(16,805)	(3,816)
Income tax benefit (expense)	2,631	491
Net loss from continuing operations	(14,174)	(3,325)
Gain on sale of subsidiary and income (loss) from discontinued operations, net of tax	4,001	1,119
Net loss	(10,173)	(2,206)
Net income attributable to non-controlling interest
Continuing operations	(22)	(58)
Discontinued operations	(4)	(50)
Net income attributable to non-controlling interest	(26)	(108)
Net loss attributable to ARC Group Worldwide, Inc.	$(10,199)	$(2,314)

Net loss per common share, basic and diluted:
Continuing operations	$(0.78)	$(0.19)
Discontinued operations	$0.22	$0.06
Attributable to ARC Group Worldwide, Inc.	$(0.56)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	18,142,719	18,123,883

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the year ended June 30,
	2017	2016
Net loss	$(10,173)	$(2,206)
Foreign currency translation adjustment, net	79	52
Comprehensive loss	(10,094)	(2,154)
Comprehensive income attributable to non-controlling interests	(26)	(108)
Comprehensive loss attributable to ARC Group Worldwide, Inc.	$(10,120)	$(2,262)

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of June 30,
	2017	2016
ASSETS
Current assets:
Cash	$593	$3,620
Accounts receivable, net	10,488	13,677
Inventories, net	14,369	15,500
Deferred income tax assets	—	498
Prepaid expenses and other current assets	3,152	3,836
Current assets of discontinued operations	1,452	3,505
Total current assets	30,054	40,636
Property and equipment, net	41,349	41,644
Goodwill	6,412	9,715
Intangible assets, net	19,624	23,066
Other	291	28
Long-term assets of discontinued operations	1,893	5,423
Total assets	$99,623	$120,512

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,681	$8,469
Accrued expenses and other current liabilities	3,273	2,458
Deferred revenue	1,165	1,457
Bank borrowings, current portion of long-term debt	1,701	15,648
Capital lease obligations, current portion	1,470	837
Accrued escrow obligations, current portion	1,212	2,842
Current liabilities of discontinued operations	283	989
Total current liabilities	17,785	32,700
Long-term debt, net of current portion	42,822	36,769
Deferred income tax liabilities	—	803
Capital lease obligations, net of current portion	1,888	1,930
Accrued escrow obligations, net of current portion	1,184	966
Other long-term liabilities	1,017	2,115
Long-term liabilities of discontinued operations	260	686
Total liabilities	64,956	75,969

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,180,027 shares issued and 18,171,626 shares issued and outstanding at June 30, 2017, and 18,803,910 shares issued and 18,795,509 shares issued and outstanding at June 30, 2016	10	10
Treasury stock, at cost; 8,401 shares at June 30, 2017 and June 30, 2016	(94)	(94)
Additional paid-in capital	31,109	29,702
Retained earnings	3,569	13,771
Accumulated other comprehensive income (loss)	73	(6)
Total ARC Group Worldwide, Inc. stockholders' equity	34,667	43,383
Non-controlling interest	—	1,160
Total equity	34,667	44,543
Total liabilities and equity	$99,623	$120,512

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

For the Years Ended June 30, 2017 and 2016

	Common Stock		Treasury Stock				Accumulated
		Amount			Additional		other	Non-
		(Par value		Amount	paid-in	Retained	comprehensive	controlling	Total
	Shares	$0.0005)	Shares	(at cost)	capital	earnings	income (loss)	interests	equity
Balance, June 30, 2015	18,539	5	(8)	(94)	29,751	15,931	(58)	1,206	46,741
Net (loss) income	—	—	—	—	—	(2,314)	—	108	(2,206)
Purchase of membership interest	—	—	—	—	(195)	154	—	(154)	(195)
Cancellation of escrow shares	(234)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	177	—	—	—	177
Shares issued to escrow in connection with previous acquisition	499	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(26)	—	—	—	(26)
Currency translation adjustment	—	—	—	—	—	—	52	—	52
Other	—	5	—	—	(5)	—	—	—	—
Balance, June 30, 2016	18,804	$10	(8)	$(94)	$29,702	$13,771	$(6)	$1,160	$44,543
Net (loss) income	—	—	—	—	—	(10,199)	—	26	(10,173)
Purchase of membership interest	—	—	—	—	557	—	—	(793)	(236)
Payment of distributions to membership interests	—	—	—	—	—	—	—	(393)	(393)
Cancellation of escrow shares	(672)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	752	—	—	—	752
Shares issued under employee stock purchase plan	48	—	—	—	98	—	—	—	98
Currency translation adjustment	—	—	—	—	—	—	79	—	79
Other	—	—	—	—	—	(3)	—	—	(3)
Balance, June 30, 2017	18,180	$10	(8)	$(94)	$31,109	$3,569	$73	$—	$34,667

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,173)	$(2,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,930	9,529
Share-based compensation expense	752	177
Loss on disposal of assets	293	—
Gain on sale of subsidiaries	(5,485)	—
Goodwill impairment charges	3,303	—
Bad debt expense and other	173	98
Deferred income taxes	(407)	565
Changes in working capital:
Accounts receivable	2,597	400
Inventory	1,120	(1,227)
Prepaid expenses and other assets	480	(1,621)
Accounts payable	1,068	1,708
Accrued expenses and other current liabilities	(509)	(1,423)
Deferred revenue	(292)	466
Net cash provided by operating activities	2,850	6,466

Cash flows from investing activities:
Purchases of property and equipment	(6,641)	(2,633)
Proceeds from sale of subsidiary and other assets	10,538	8
Net cash provided by (used in) investing activities	3,897	(2,625)

Cash flows from financing activities:
Proceeds from debt issuance	118,124	5,543
Repayments of long-term debt and capital lease obligations	(127,468)	(10,542)
Payment of distributions to non-controlling membership interests from the sale of subsidiary	(453)	—
Purchase of non-controlling membership interests	(235)	—
Issuance of common stock under employee stock purchase plan	98	—
Net cash used in financing activities	(9,934)	(4,999)
Effect of exchange rates on cash	160	(43)
Net decrease in cash	(3,027)	(1,201)
Cash, beginning of year	3,620	4,821
Cash, end of year	$593	$3,620
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,303	$4,058
Cash paid for income taxes, net of refunds	$(849)	$599

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and metal 3D printing (also referred to herein as additive manufacturing or “AM”).  To further advance and support these core capabilities, the Company also offers complementary services associated with: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through its diverse product offering, the Company provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for its customers.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoiced amount due from the Company’s customers less an allowance for any potential uncollectible amounts.  ARC controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes.  In making the determination of the appropriate allowance for doubtful accounts, management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.  The allowance for doubtful accounts totaled $0.1 million and $0.2 million as of June 30, 2017 and 2016, respectively.  The amounts charged to operations and write-offs were immaterial for the periods presented.

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

Assets and Liabilities Held for Sale and Discontinued Operations

Assets to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less cost to sell.  Assets are not depreciated while they are classified as held for sale. Assets held for sale that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company’s assets are reported in discontinued operations when it is determined that the operations and cash flows of the assets will be eliminated from the Company’s ongoing operations and the Company will not have any significant continuing involvement in the operations of the assets after the disposal transaction.

As the divestitures of Tekna Seal LLC and General Flange & Forge LLC represented a strategic shift that had and will have a significant effect on the Company’s operations and financial results, the results of operations of these business are presented separately as discontinued operations for the years ended June 30, 2017 and 2016 in accordance with the authoritative guidance.

The divestiture of ARC Wireless, LLC did not represent a strategic shift and is not expected to have a significant effect on the Company's operations or financial results; therefore, the disposal did not meet the criteria to be classified as discontinued operations.

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

During the fourth quarter of 2017, we performed our annual impairment test of goodwill for all of our reporting units.  The Company determined fair values for each of the reporting units using a discounted cash flow methodology.  Based on the results of our testing, the carrying values of certain reporting units exceeded their fair values and goodwill was impaired by $3.3 million (see Note 6, Goodwill and Intangible Assets, for more information).  There were no other indicators of impairment for the Company’s remaining reporting units.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected undiscounted cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value. There were no impairments of finite-lived intangible or long-lived assets during the years ended June 30, 2017 or 2016.

Non-Controlling Interest

During the first quarter of fiscal 2016, the Company purchased approximately 1.9% of the outstanding non-controlling membership interests of Tekna Seal LLC.  On September 30, 2016, the Company sold Tekna Seal LLC, which included 95.7% owned by the Company and 4.3% held by minority stakeholders (see Note 3, Divestitures, for more information).  Effective October 3, 2016, the Company purchased 3.8% of the outstanding non-controlling membership interests of FloMet LLC, increasing the Company’s ownership to 100%.  As a result of these transactions, there is no non-controlling interest on the consolidated balance sheet as of June 30, 2017.  The Company has recognized the carrying value of the non-controlling interests as a component of equity for the applicable periods presented.

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

Accrued Expenses

As of June 30, 2017 and 2016, accrued expenses that exceeded 5% of current liabilities consisted of approximately $1.9 million and $1.4 million, respectively, of payroll related costs.

Fair Value Measurements

The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.  The carrying value of the Company’s debt outstanding approximates fair value as interest rates on these instruments approximate current market rates.

Deferred Revenue

Deferred revenue consists of customer deposits for the development of molds used in the manufacturing process. As of June 30, 2017 and 2016, deferred revenue was $1.2 million and $1.5 million, respectively.  The Company recognizes revenue and the related expenses when the customer approves the mold for production.  Accordingly, as of June 30, 2017 and 2016, the Company has incurred costs of $1.2 million and $1.0 million, respectively, related to molds in the process of being developed which have been deferred and are included as part of the total current assets on the accompanying balance sheets.

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

Research and Development Costs

Research and development costs are expensed as incurred.  The majority of these expenditures consist of salaries for engineering and manufacturing personnel and outside services.  For the years ended June 30, 2017 and 2016, the Company incurred $0.5 million and $0.3 million, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statements of operations. The Company is generally compensated by customers for items related to process and material development, thereby reducing our research and development costs.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties related to uncertain tax positions of $0.1 million were recognized during the years ended June 30, 2017 and 2016, respectively.  As of June 30, 2017 and 2016, accrued interest and penalties were $0.4 million and $0.3 million, respectively.

In general, the tax returns for the years ending June 30, 2014 through 2017 are open to examination by federal and state authorities.  Tax years 2003 and forward are open for certain of the Company's subsidiaries due to the carryforward of unutilized net operating losses.

Foreign Currency

The financial position and results of operations of AFT-Hungary Kft. (“AFT-Hungary”), a wholly owned subsidiary of the Company, are measured using the Euro.  Accordingly, all assets and liabilities of AFT-Hungary are translated into U.S. dollars at the currency exchange rates as of the respective balance sheet dates.  Revenue and expense items are translated at the average exchange rates prevailing during the period.  Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income.  Foreign currency transaction gains and losses are included in other income (expense), net in our consolidated statements of operations.  Such gains and losses were not material for any period presented.

Accounting Pronouncements Adopted in the Current Period

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This update requires an entity to classify deferred tax assets and liabilities as non-current within a classified statement of financial position.  ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, but early adoption is permitted.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company adopted the provisions of ASU 2015-17 on a prospective basis as of July 1, 2016; therefore, the prior period was not retrospectively adjusted.  The adoption of ASU 2015-17 did not have an impact on our consolidated results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-15,  Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued or available to be issued on both an interim and annual basis.  Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.  ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company adopted ASU 2014-15 as of June 30, 2017, and its adoption did not have any significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Topic 326 (“ASU 2016-13”), which requires entities to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that year.  Early adoption is permitted.  The adoption of ASU 2016-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), to supersede nearly all existing lease guidance under GAAP.  ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases.  ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach.  The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows; however, the Company’s current operating lease commitments are disclosed in Note 13, Commitments and Contingencies.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2019 and may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.  The Company has completed its initial assessment of the effect of adoption.  Based on this initial assessment, the majority of the Company’s revenues will not be affected upon adoption.  The Company is still analyzing the disclosure requirements of this new standard.

NOTE 3 – Divestitures

General Flange & Forge LLC (“GF&F”)

During the quarter ended June 30, 2017, the Company decided to divest its flanges and fittings operations, which comprises the Flanges and Fittings segment.  The assets and liabilities of the segment are classified as assets and liabilities held for sale in the consolidated balance sheets and the operations are classified as discontinued operations in the consolidated statements of operations.

The operating results of GF&F classified as discontinued operations are summarized below (in thousands):

	For the year ended
	June 30, 2017	June 30, 2016
Sales	$4,782	$4,757
Cost of sales	(3,619)	(3,480)
Gross profit	1,163	1,277
Selling, general and administrative	(671)	(764)
Income from discontinued operations, before income taxes	492	513
Income tax expense on discontinued operations	(168)	(172)
Income from discontinued operations, net of tax	$324	$341

The following table presents the carrying amount as of June 30, 2017 and 2016, of GF&F’s major classes of assets and liabilities held for sale in the consolidated balance sheets (in thousands):

	June 30, 2017	June 30, 2016
Current assets:
Accounts receivable, net	$687	$509
Inventories, net	717	1,085
Prepaid expenses and other current assets	48	67
Total current assets	1,452	1,661
Property and equipment, net	181	184
Goodwill	1,712	1,712
Total assets of discontinued operations	$3,345	$3,557

Current liabilities:
Accounts payable and accrued expenses	$283	$266
Total current liabilities	283	266
Other long-term liabilities	260	225
Total liabilities of discontinued operations	$543	$491

On September 15, 2017, the Company sold substantially all of the assets of GF&F to GFFC Holdings, LLC (“GFFC”) for $3.0 million.  GFFC is owned in part by Quadrant Management Inc., which is an affiliate of the Company.  The sale of GF&F is therefore a related party transaction.  The GF&F sale was made pursuant to an industry-wide auction undertaken on behalf of the Company by a registered investment banking organization that managed the sale process with prospective bidders.  GFFC entered into the bidding for the GF&F assets only after the first rounds of the auction indicated uncertainty both in respect to the timing for closing any prospective sale and achieving the Company’s valuation objectives.  Mr. Alan Quasha, CEO of Quadrant and Chairman of the Company’s Board of Directors, recused himself from any deliberations or voting by the Board of Directors in respect of the sale of the GF&F assets to GFFC.  The Board of Directors appointed a special committee consisting solely of independent directors to oversee and negotiate the sale process.  The special committee engaged its own independent legal counsel to advise the special committee in respect of the drafting of the asset sale agreement and ancillary transaction documents in accordance with customary terms and conditions for transactions of this type.  In this manner, the special committee was able to conclude that the sale price and the terms and conditions for the transaction were superior to any other offers, as well as fair and reasonable to the Company and its shareholders.

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

In connection with the sale, the Company recorded a pre-tax gain of approximately $5.4 million, which includes a non-cash charge of $3.4 million related to goodwill associated with Tekna Seal, and transaction costs of approximately $0.4 million.  The income from operations of Tekna Seal attributable to the Company was approximately $0.1 million and $1.1 million for the years ended June 30, 2017 and 2016, respectively.

The consolidated statements of operations for the year ended June 30, 2017 include the results of operations of Tekna Seal through the sale date of September 30, 2016 and the gain on the sale of Tekna Seal.  Financial information for discontinued operations for the years ended June 30, 2017 and 2016 is as follows (in thousands):

	For the year ended
	June 30, 2017	June 30, 2016
Sales	$1,277	$4,959
Cost of sales	(943)	(2,935)
Gross profit	334	2,024
Selling, general and administrative	(242)	(846)
Income from discontinued operations, before income taxes	92	1,178
Gain on sale of discontinued operations	5,374	—
Total income from discontinued operations, before income taxes	5,466	1,178
Income tax expense on discontinued operations	(1,789)	(400)
Income from discontinued operations, net of tax	$3,677	$778

The following table presents the carrying amount as of June 30, 2016, of Tekna Seal’s major classes of assets and liabilities held for sale in the consolidated balance sheet (in thousands):

June 30, 2016
Current assets:
Accounts receivable, net	$727
Inventories, net	1,028
Prepaid expenses and other current assets	89
Total current assets	1,844
Property and equipment, net	153
Goodwill	3,374
Total assets of discontinued operations	$5,371

Current liabilities:
Accounts payable and accrued expenses	$714
Capital lease obligations	9
Total current liabilities	723
Capital lease obligations	19
Other long-term liabilities	442
Total liabilities of discontinued operations	$1,184

Cash flows from Tekna Seal for the years ended June 30, 2017 and 2016 are combined with the cash flows from operations within each of the categories presented on the consolidated statements of cash flows.  There were no significant operating or investing activities from discontinued operations during the years ended June 30, 2017 and 2016.

ARC Wireless, LLC

On March 31, 2017, the Company divested its wireless business and sold the majority of its assets.  The proceeds and related gain were immaterial.

NOTE 4 – Inventory

Inventories consisted of the following (in thousands):

	June 30,	June 30,
	2017	2016
Raw materials and supplies	$5,357	$6,299
Work-in-process	7,767	7,505
Finished goods	4,113	4,664
	17,237	18,468
Reserve for obsolescence	(2,151)	(855)
Inventory of discontinued operations	(717)	(2,113)
	$14,369	$15,500

During the fourth quarter of fiscal year 2017, the Company increased its inventory reserves for excess and obsolete inventory due to a change in business strategy related to the Company’s pricing structure, returned parts that the Company determined could not be profitably re-worked and sold, and increased reserves for slow moving inventory as a result of lower forecasted demand from certain customers, primarily related to firearms industry.

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			June 30,	June 30,
	(in years)			2017	2016
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,125	17,460
Machinery and equipment	3	-	12	40,715	39,350
Office furniture and equipment	3	-	10	1,280	1,050
Construction-in-process		—		2,462	1,838
Assets acquired under capital lease				7,235	5,482
				71,081	66,444
Accumulated depreciation				(27,201)	(23,018)
Accumulated amortization on capital leases				(2,350)	(1,445)
Property and equipment of discontinued operations				(181)	(337)
				$41,349	$41,644

Depreciation expense totaled $6.6 million and $6.2 million in the years ended June 30, 2017 and 2016, respectively.

In June 2016, the Company entered into an agreement to purchase two 3D printers valued at $2.2 million.    As of June 30, 2016, the Company received one 3D printer valued at $0.6 million, which was included in machinery and equipment, and made payments totaling $1.1 million on the second 3D printer, which was included in construction-in-process.  Also in June 2016, the Company entered into a Master Lease Agreement with Citizens Asset Finance, Inc. for $1.7 million of secured financing related to these 3D printers.  As of June 30, 2016, the Company had received approximately $1.5 million in cash advances under this financing agreement.  The lease commenced upon receipt of the second 3D printer, which was in the first quarter of fiscal year 2017.

NOTE 6 – Goodwill and Intangible Assets

The following table summarizes the activity in the Company's goodwill account by segment during the years ended 2017 and 2016 (in thousands):

	Precision Components Group	3DMT Group	Flanges and Fittings Group	Consolidated
Balance, June 30, 2015	$10,285	$2,804	$1,712	$14,801
Held for sale	(3,374)	—	(1,712)	(5,086)
Balance, June 30, 2016	6,911	2,804	—	9,715
Adjustments (1)	2,804	(2,804)	—	—
Impairments (2)	(3,303)	—	—	(3,303)
Balance, June 30, 2017	$6,412	$—	$—	$6,412

(1)

During the fiscal fourth quarter of 2017, the Company revised its business segments, which resulted in transferring the goodwill related to its ATC subsidiary from the 3DMT Group to the Precision Components Group.

(2)

The Company reviewed its future projections during the fourth quarter of 2017.  By utilization of a discounted cash flow analysis, which takes into account projected revenues and expenses, the Company determined that the goodwill of ATC and Kecy were impaired, resulting in a charge of $3.3 million.

The following table summarizes the Company's intangible assets as follows (in thousands):

	As of June 30, 2017			As of June 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(717)	$2,701	$3,773	$(766)	$3,007
Customer relationships	24,077	(8,429)	15,648	24,077	(6,021)	18,056
Non-compete agreements	3,642	(2,367)	1,275	3,642	(1,639)	2,003
Total	$31,137	$(11,513)	$19,624	$31,492	$(8,426)	$23,066

Intangible assets are amortized over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $3.4 million for other identifiable intangible assets for the years ended June 30, 2017 and 2016.  Estimated future amortization expense for the next five years as of June 30, 2017, is as follows (in thousands):

Fiscal Years	Amount
2018	$3,364
2019	3,182
2020	2,636
2021	2,636
2022	2,636
Thereafter	5,170
Total	$19,624

NOTE 7 – Accrued Escrow Obligations

On April 7, 2014, the Company acquired the membership interests of Advance Tooling Concepts, LLC (“ATC”) for approximately $24.3 million, of which: (i) $21.9 million was paid in cash and (ii) $2.4 million, consisting of 233,788 newly issued shares of common stock of the Company, was to be held in escrow for a period of 12 months (“ATC Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  In July 2014, the ATC Escrow was reduced by $0.7 million following the completion of a working capital adjustment.  In October 2015, the Company entered into an agreement to settle and terminate the ATC Escrow in cash.  The cash settlement is accrued in current and long-term liabilities.  The ATC Escrow shares were returned to the Company and retired in February 2016.

On June 25, 2014, the Company acquired substantially all of the assets of Kecy Corporation (“Kecy”) and 411 Munson Holding, LLC for approximately $26.8 million, of which:  (i) $24.2 million was paid in cash; and (ii) $2.6 million, consisting of 172,450 newly issued shares of common stock of the Company, was to be held in escrow for a period of 18 months (“Kecy Escrow”) to satisfy certain working capital adjustments and/or indemnification obligations.  In August 2015, and in connection with the decline in the Company’s stock price since the date of acquisition, the Company issued 499,176 additional shares for security of the escrow.  In December 2016, the Company entered into an agreement to settle and terminate the Kecy Escrow for $2.2 million.  The cash settlement is accrued in current and long-term liabilities.  The Kecy Escrow shares were returned to the Company and retired in February 2017.

NOTE 8 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	June 30, 2017	June 30, 2016
Senior secured revolving loan	$10,071	$7,560
Senior secured mortgage-based term loans	20,493	4,449
Senior secured term loan	—	16,248
Senior secured delayed draw term loan	—	5,509
Subordinated term loan	15,000	20,000
Total debt	45,564	53,766
Unamortized deferred financing costs	(1,041)	(1,349)
Total debt, net	44,523	52,417
Current portion of long-term debt, net of unamortized deferred financing costs	(1,701)	(15,648)
Long-term debt, net of current portion and unamortized deferred financing costs	$42,822	$36,769

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

On September 21, 2017, the Company entered into a third amendment to the Senior ABL Credit Facility and is in compliance with its fixed charge coverage ratio at June 30, 2017, as modified.

Prior Amended & Restated Credit Agreement

On September 29, 2016, the Company refinanced all of the existing long-term debt obligations with Citizens Bank, N.A. into the Senior ABL Credit Facility described above.  The Company accounted for the refinancing as an extinguishment of debt and wrote off $0.7 million of previously deferred financing fees.

Subordinated Term Loan Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $20.0 million, five-year Subordinated Term Loan Credit Agreement (“Subordinated Loan Agreement”) with McLarty Capital Partners SBIC, L.P. (“McLarty”), which bears interest at 11% annually.  Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% annually.  The proceeds were used to repay certain outstanding loans under the Company’s senior credit facility. ARC’s Chairman is indirectly related to McLarty; therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

On April 20, 2016, the Company entered into a second amendment to the Subordinated Loan Agreement, as previously amended on December 29, 2014, to modify certain terms including:

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

On September 22, 2017, the Company entered into a fourth amendment to the Subordinated Loan Agreement and is in compliance with its fixed charge coverage ratio at June 30, 2017, as modified.

Loan Contract

On March 23, 2016, AFT-Hungary Kft (“AFT-Hungary”) entered into a Loan Contract with Erste Bank Hungary Zrt. in an amount equal to €4.0 million (“Loan Contract”).  Approximately $3.0 million of the net proceeds from the Loan Contract were used to partially repay obligations outstanding under the Company’s senior credit facility, with the remaining net proceeds used for capital expenditures and other investments to facilitate the export of goods and services provided by AFT-Hungary.

The loan matures on March 7, 2021, and bears interest at a fixed rate of 0.98% per annum.  The Company is required to make semi-annual principal payments in an amount equal to approximately €400,000 along with monthly interest payments.  The Loan Contract is secured by certain of AFT-Hungary’s assets, including the real estate and selected machinery and equipment located in Retsag, Hungary.

Future Debt Payments

The following schedule represents the Company's future debt payments as of June 30, 2017 (in thousands):

2018	$1,787
2019	1,787
2020	41,077
2021	913
2022	—
Total	$45,564

NOTE 9 - Income Taxes

The components of loss before income taxes are as follows (in thousands):

	June 30, 2017	June 30, 2016
United States	$(16,560)	$(3,053)
Foreign	(245)	(763)
Total	$(16,805)	$(3,816)

The benefit for income taxes from continuing operations consisted of the following (in thousands):

	June 30, 2017	June 30, 2016
Current:
Federal	$(2,272)	$(967)
State	15	62
Foreign	166	122
Total current benefit	(2,091)	(783)
Deferred:
Federal	(496)	267
State	(44)	25
Total deferred (benefit) expense	(540)	292
Income tax benefit	$(2,631)	$(491)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	June 30, 2017	June 30, 2016
Federal income taxes	34.0%	34.0%
State income taxes	2.1%	1.7%
Foreign income inclusions	—%	(1.3)%
Share-based compensation	(0.7)%	(1.5)%
Permanent items	(0.1)%	—%
Research and development tax credits	0.8%	7.0%
Foreign taxes	(1.0)%	(3.2)%
Uncertain tax positions	(0.1)%	(1.4)%
Valuation allowance and other	(19.3)%	(22.4)%
Effective rate	15.7%	12.9%

Changes in the effective tax rate from the prior year to the current year are due to the allocation of tax expense between continuing operations and discontinued operations when applying intraperiod allocation rules.

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

Goodwill recorded as part of an asset purchase agreement is deductible for tax purposes and only recorded as a book charge if it is impaired. A deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  Due to the goodwill impairments recognized during fiscal year 2017, there was no deferred tax liability at June 30, 2017.

Significant components of the Company's deferred tax assets at June 30, 2017 and 2016 are shown below.  A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement.  The Company has recognized a valuation allowance to an amount it expects to realize via carry back based on fiscal year 2017 operations and the reversal of existing temporary differences.  The increase in the valuation allowance in fiscal year 2017 represents the increase in deferred tax assets that the Company has determined is not more likely than not of being recovered. If the Company's judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

Components of our deferred tax assets and liabilities were as follows (in thousands):

	June 30, 2017	June 30, 2016
Deferred tax assets arising from:
Accrued liabilities and reserves	$492	$216
Deferred revenue	95	9
Bad debt reserves	52	93
Tangible property	127	117
Inventory reserve	756	343
Intangible assets	2,381	1,323
Other	43	44
Share-based compensation	161	4
Unrealized foreign currency gain	—	2
Foreign tax credit carryforward	288	122
Research and development tax credits	311	201
Alternative minimum tax credits	318	319
Tax effects of net operating loss carryforwards	3,855	2,117
Less valuation allowances	(4,933)	(1,925)
Deferred tax assets	3,946	2,985

Deferred tax liabilities arising from:
Property and equipment	(3,533)	(3,136)
Prepaid expenses	(126)	(154)
Unrealized foreign currency gain	(27)	—
Deferred tax liabilities	(3,686)	(3,290)

Net deferred tax asset (liability)	$260	$(305)

As of June 30, 2017 and 2016, the income tax receivable was $0.5 million and $1.6 million, respectively, which were recorded in other current assets.  As of June 30, 2017, the deferred tax asset of $0.3 million is included in other long-term assets.

As of June 30, 2017, the Company had federal net operating loss carryforwards of approximately $10.3 million expiring beginning in 2027 and state net operating loss carryforwards of approximately $10.7 million expiring beginning in 2023.

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

As of June 30, 2017, the Company had research and development tax credit carryforwards of approximately $0.3 million, foreign tax credit carryforwards of approximately $0.3 million, and alternative minimum tax credit carryforwards of approximately $0.3 million.  If unused, the research and development tax credit carryforwards will begin to expire in 2035 and the foreign tax credit carryforwards will expire in 2026.  The alternative minimum tax credits can be carried forward indefinitely.

The following table summarizes the changes in the Company's unrecognized tax benefits during the year ended June 30, 2017 and 2016 (in thousands).  The Company expects no material changes to unrecognized tax positions within the next twelve months.  If recognized, all of these benefits would favorably impact the Company’s income tax expense, before considerations of any related valuation allowance.

	June 30, 2017	June 30, 2016
Balance, beginning of year	$783	$924
Increase in current year position	40	131
Decrease in prior year position	—	(272)
Balance, end of year	$823	$783

NOTE 10 – Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  In connection with the acquisitions of ATC and Kecy, the Company issued a total of 905,414 shares of common stock, which were placed in escrow to satisfy certain working capital adjustments and/or indemnification obligations.  As these escrow shares were expected to be returned to the Company, the escrow shares had been excluded from the basic and diluted earnings per share computations.  In February 2016, the 233,788 shares of common stock previously issued for the ATC acquisition were returned to the Company and retired.  In February 2017, the remaining 671,626 shares of common stock previously issued for the Kecy acquisition were returned to the Company and retired.

As a result of the Company’s net loss for the fiscal year ended June 30, 2017 and 2016, potentially dilutive stock options of approximately 376,755 and 8,563 were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

NOTE 11 – Related Party Transactions

Everest Hill Group Inc.

Everest Hill Group Inc. (“Everest Hill Group”) is the controlling shareholder of ARC, owning approximately 49.9% of its shares outstanding as of June 30, 2017.  Everest Hill Group also owns 100% of Quadrant Management Inc. (“QMI”), which indirectly owned 74% of the membership interests of Quadrant Metals Technologies LLC (“QMT”) prior to ARC’s acquisition of QMT in August 2012.  ARC and QMI are under common control of Everest Hill Group.

In addition, the following individuals are also affiliated with QMI and Everest Hill Group:

•

Mr. Alan Quasha, the Company’s Chairman and an officer of QMI, and Mr. Jason Young, the Company’s former Chief Executive Officer, each served on the Board of Directors of QMT during fiscal 2016 and received fees for such services.

•

Mr. Eli Davidai, the Company’s General Manager of Operations as of May 2017, has been a Managing Director at QMI since 1992, where he is responsible for making investments and overseeing companies at the firm.

NOTE 12 – Share-Based Compensation and Employee Benefit Plans

In November 2015, the Company’s stockholders approved the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan (“2015 Plan”), which is administered by the Compensation Committee (“Committee”) of the Board of Directors.  The 2015 Plan reserves for issuance a total of 950,000 shares of common stock, which may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, or other types of awards as authorized under the plan.  As of June 30, 2017, there were approximately 178,126 shares of common stock available to be granted under the 2015 Plan.  In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of common stock at the date of grant.  The Committee determines the vesting conditions of awards; however, the performance period for an award subject to the satisfaction of performance measures may not exceed five years.  The 2015 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

In November 2016, the Company’s stockholders approved the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan (“2016 Plan”), which reserves for issuance a total of 950,000 shares of common stock.  The 2016 Plan contains terms and conditions substantially similar to the 2015 Plan.  As of June 30, 2017, there were 534,295 shares of common stock available to be granted under the 2016 Plan.

A summary of stock option activity under the 2015 Plan and 2016 Plan as of June 30, 2017 is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Term (in years)
Outstanding as of June 30, 2016	759,050	$1.51	-
Granted	1,065,030	$4.06
Forfeited	(636,500)	$3.59
Outstanding as of June 30, 2017	1,187,580	$2.68	7.07
Vested and exercisable as of June 30, 2017	451,754	$1.90	5.78
Vested and expected to vest as of June 30, 2017	1,093,214	$2.65	7.02

The vesting of 415,705 shares granted under the 2016 Plan is contingent upon the achievement of a market condition.  If vesting occurs, the compensation expense related to the vested awards that has not been previously amortized will be recognized upon vesting.  As of June 30, 2017, the market-based condition has not been achieved.

Stock options granted during the year ended June 30, 2017 have contractual lives of seven to ten years.  The weighted-average grant date fair value of stock options granted during the years ended June 30, 2017 and 2016 was $2.17 and $0.98, respectively.  The total fair value of shares vested during the years ended June 30, 2017 and 2016 was $0.4 million and $0.1 million, respectively.

Determining Fair Value

The Company estimated the fair value of stock options granted under the 2015 Plan using the Black-Scholes method.  The Company estimated the fair value and derived service period of stock options granted under the 2016 Plan with market-based vesting conditions on the date of grant using a Monte Carlo simulation, with assumptions comparable to those used under the Black-Scholes method.  The assumptions used to determine the value of the Company’s stock options granted to employees during the years ended June 30, 2017 and 2016 were as follows:

	2017				2016
Expected term	3.50	-	4.75	years	4.5	-	4.75	years
Expected volatility	78.8%	-	85.0%		84.0%	-	85.1%
Expected dividend yield	-%				-%
Risk-free interest rate	1.02%	-	2.41%		1.37%	-	1.41%

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

Share-Based Compensation Expense

Compensation expense recognized during the years ended June 30, 2017 and 2016 was $0.7 million and $0.2 million, respectively, and is included in selling, general and administrative expense.  As of June 30, 2017, there was $0.8 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.  The Company estimated expected forfeitures and is recognizing compensation expense only for those option grants expected to vest.  The Company’s estimate of forfeitures may be adjusted throughout the requisite service period based on the extent to which actual forfeitures differ, or are likely to differ, from the Company’s previous estimates.  At the end of the service period, compensation cost will have been recognized only for those awards for which the employee has provided the requisite service.

401(k) Plan

The Company sponsors a safe harbor 401(k) plan that covers employees in the United States.  The Company matches employee contributions based upon the amount of the employees’ contributions subject to certain limitations and may make a discretionary contribution.  Company matching contributions to the 401(k) plan totaled $0.6 million for the years ended June 30, 2017 and 2016.

Employee Stock Purchase Plan

Under the terms of the Company’s employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each six-month purchase period.  A total of 750,000 shares were authorized under the ESPP.  The purchase period began on August 1, 2016.  As of June 30, 2017, there were 702,266 shares available for issuance.

During the year ended June 30, 2017, 47,734 shares were purchased under the ESPP at a price of $2.05 and a grant date fair value of $2.42.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

Expected term	6 months
Expected volatility	77.7%
Expected dividend yield	-%
Risk-free interest rate	0.40%

NOTE 13 – Commitments and Contingencies

Leases

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through 2022, and contain various renewal options.  Rent expense was $1.4 million and $0.9 million for the years ended June 30, 2017 and 2016, respectively.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through 2024.  The capital leases have interest rates ranging from 3.0% to 6.3%.

At June 30, 2017, approximate future rental commitments were as follows (in thousands):

June 30,	Capital Leases	Operating Leases
2018	$1,581	$1,846
2019	1,373	1,679
2020	354	1,106
2021	150	434
2022	48	74
Thereafter	96	—
Total minimum lease payments	3,602	$5,139
Amount representing interest	(244)
Present value of total minimum lease payments	3,358
Current portion	(1,470)
Capital lease obligation, net of current portion	$1,888

Business Interruption Claim

During the third quarter of fiscal 2017, Kecy experienced a wind-generated power disruption that temporarily halted production for several days and severely damaged key equipment.  The Company is insured for these business interruption and equipment repair costs and filed an insurance claim with its insurance provider.  The estimated loss of $0.8 million was covered by insurance and $0.4 million was collected during the fourth quarter of fiscal 2017.  The remaining $0.4 million is recorded as an insurance claim receivable at June 30, 2017.

Legal Proceedings

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 14 – Segment Information

During fiscal 2017, the Company sold its non-core subsidiaries, Tekna Seal and ARC Wireless.  Separately, the Company classified its Flanges and Fittings Group segment as held for sale as of June 30, 2017.  The completed and planned divestiture of these non-core businesses, along with the growth in its 3D metal printing business, has changed the way in which management and its chief operating decision maker evaluate performance and allocate resources.  As a result, during the quarter ended June 30, 2017, the Company revised its business segments, consistent with its management of the business and internal financial reporting structure.  Specifically, the Precision Components Group now includes the results of its plastic injection molding operations and its tooling product line, which were previously included within the 3DMT Group.  Results depicted in its 3DMT Group business unit now solely reflect those operations associated with metal 3D printing and associated services.  In addition, its precision metal stamping operations are now reported within the newly created Stamping Group, which were previously included in the Precision Components Group.

As a result of the above transactions, the Company will report three segments as part of continuing operations:  Precision Components Group, Stamping Group, and 3DMT Group.

•

The Precision Components Group companies provide highly engineered, precision metal components using processes consisting of metal injection molding. It also includes our tooling product line and plastic injection molding.  Industries served include aerospace, automotive, consumer durables, electronic devices, firearms and defense, and medical and dental devices.

•	The Stamping Group consists of our precision metal stamping operations.

•	The 3DMT Group consists of 3D Material Technologies, LLC (“3DMT”), our metal 3D printing and additive manufacturing operations.

The historical results of Tekna Seal, which were included in the Precision Components Group segment, and the historical results of the Flanges and Fittings Group segment have been reflected as discontinued operations.  Historical segment information has been restated.  Summarized segment information for the years ended June 30, 2017 and 2016 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016

Sales:
Precision Components Group	$75,053	$68,573
Stamping Group	21,061	22,383
3DMT Group	2,528	1,659
Wireless Group	427	1,509
Consolidated sales	$99,069	$94,124

Operating costs:
Precision Components Group	$80,133	$64,364
Stamping Group	21,766	21,751
3DMT Group	3,963	2,541
Wireless Group	554	1,390
Consolidated operating costs	$106,416	$90,046

Segment operating income (loss):
Precision Components Group	$(5,080)	$4,209
Stamping Group	(705)	632
3DMT Group	(1,435)	(882)
Wireless Group	(127)	119
Corporate (1)	(5,397)	(3,616)
Total segment operating income (loss)	$(12,744)	$462

Interest expense, net	(4,008)	(4,449)
Loss on extinguishment of debt	(723)	—
Other income, net	670	171
Non-operating expense	(4,061)	(4,278)
Consolidated loss before income taxes and non-controlling interest	$(16,805)	$(3,816)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

	Fiscal Year Ended June 30,
	2017	2016
Capital expenditures:
Precision Components Group	$4,710	$2,016
Stamping Group	1,292	477
3DMT Group	568	119
Flanges and Fittings Group	71	21
Consolidated capital expenditures	$6,641	$2,633

Depreciation and amortization expense:
Precision Components Group	$6,750	$6,698
Stamping Group	2,323	2,249
3DMT Group	765	490
Flanges and Fittings Group	73	71
Wireless Group	19	21
Consolidated depreciation and amortization expense	$9,930	$9,529

	As of June 30,
	2017	2016
Total assets:
Precision Components Group	$50,641	$69,623
Stamping Group	19,944	21,841
3DMT Group *	(3,033)	(725)
Flanges and Fittings Group	1,182	1,279
Wireless Group	—	1,006
Corporate	30,889	27,488
Consolidated total assets	$99,623	$120,512

*Negative assets reflect intersegment accounts eliminated in consolidation.

Geographic information for the Company is as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016
Sales:
U.S.	$90,607	$86,776
International	8,462	7,348
	$99,069	$94,124

	As of June 30,
	2017	2016
Property and equipment, net:
U.S.	$33,398	$33,445
International	7,951	8,199
	$41,349	$41,644

NOTE 15 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
Customer	2017	2016
1 (a)	13.8%	10.2%
2 (a)	10.6%	9.4%
3 (a)	7.2%	8.1%
4 (b)	6.7%	5.9%
5 (b)	6.7%	8.8%
Total	45.0%	42.4%

(a)Revenue from this customer is generated through our Precision Components Group segment.

(b)Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
Customer	2017		2016
1	11.6%		10.5%
2	**	%	8.3%
3	**	%	8.3%
4	6.8%		** %
5	**	%	5.2%
Total	18.4%		32.3%

**Customer represented less than 5% of accounts receivable for the years presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017.  Based on this evaluation, and the identification of a material weakness in our control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” below, our interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of June 30, 2017.  Based upon that evaluation, management identified the following material weaknesses as of June 30, 2017 in the Company’s internal control over financial reporting:

•

Insufficient Information Technology and Accounting Infrastructure.  Management did not maintain a sufficient complement of information technology personnel with appropriate systems knowledge, experience, and training, which resulted in inadequate segregation of duties, access to computer systems, documentation of policies and procedures, and system maintenance.  Management noted that the Company’s computer systems are often running on older versions of accounting software with limited functionality that hindered our ability to automate controls.  Additionally, at certain of our manufacturing facilities there are a relatively small number of professionals employed by our Company in bookkeeping and accounting functions, which has resulted in instances of inadequate segregation of duties within our internal control systems and delays in performing certain reviews.  The insufficient information technology and accounting infrastructure resulted in deficiencies in the design and operating effectiveness over financial reporting that are considered a material weakness because they could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews at a level of precision necessary to identify a material error.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the Securities and Exchange Commission on September 9, 2016, we concluded that, as of June 30, 2016, we had material weaknesses in our internal control over financial reporting existed as we had an insufficient information technology and accounting infrastructure that could lead to the untimely identification and resolution of accounting and disclosure matters.

During fiscal year 2017, we delayed implementing certain portions of our information technology infrastructure and staffing enhancements necessary to remediate our material weakness.  However, we continued improvement of our internal control environment by implementing the following changes in our internal control over financial reporting:

•	we sold Tekna Seal and ARC Wireless, which were two of our smaller entities that had weak segregation of duties;
•	we began the implementation of new consolidation software to improve the efficiency and control over our consolidation process;
•

we improved the operation of our enterprise resource planning system at ATC, which established better access controls, segregation of duties, timely reporting and more efficient processes and operations; and

•

we reviewed weaknesses in internal controls with our plant general managers and controllers to implement improved controls over information technology, segregation of duties, and policies and procedures.

To address the material weaknesses associated with the Company’s information technology infrastructure, planned actions in fiscal year 2018 include:

•	complete the implementation of our consolidation software package;
•	upgrade to the latest version of the enterprise resource planning system used at AFT;
•	ensure adequate staffing in the information technology and accounting departments to enhance the segregation of duties; and
•	strengthen the documentation of processes, procedures, and the review and approval of financial activities at our facilities.

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

Management believes the measures described above and other procedures that will be implemented will largely remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.  However, the implementation of certain mitigating processes and procedures will be dependent on certain factors, including, but not limited to, financial performance, and as such, the timing and effectiveness cannot be accurately forecasted at present time.  Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures.  As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

(b) Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our existing internal control structure over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions “Information Regarding the Board of Directors and Executive Officers,” and “Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended June 30, 2017 and is incorporated herein by reference.  The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.

Our Board of Directors has adopted an Amended & Restated Code of Ethics (“Code of Ethics”) applicable to all officers, directors and employees, which is available on our website, www.arcw.com, under “Investor Relations.”  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Outstanding Equity Awards at Fiscal Year-End,” and “Grants of Plan-Based Awards” in the 2017 Proxy Statement and is incorporated herein by reference.  Additional information required by this Item is set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5, above, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Transactions with Management and Principal Shareholders” and “Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement and is incorporated herein by reference.

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

2.1

Membership Interest Purchase Agreement, dated September 30, 2016, between Quadrant Metals Technologies LLC, Doug McCarron and Dianna Quasha and Winchester Electronics Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2016).  Schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K.  The Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

3.2	Bylaws of the Company as amended and restated on March 25, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 31, 1998).
3.3	Amended and Restated Articles of Incorporation dated August 7, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on October 4, 2013).
10.1

Amended and Restated Credit Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed on November 12, 2014).

10.2

Credit Agreement, among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, and McLarty Capital Partners SBIC, L.P., dated as of November 10, 2014 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed on November 12, 2014).

10.3

First Amendment, dated December 23, 2014, to the Amended and Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed on December 30, 2014).

10.4

First Amendment to the Credit Agreement, dated December 29, 2014, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, and McLarty Capital Partners SBIC, L.P., dated as of November 10, 2014 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed on December 30, 2014).

Exhibit Number	Description
10.5

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

10.6

Schedules and Exhibits to the Credit Agreement, dated November 10, 2014, by and among ARC Group Worldwide, Inc., Advanced Forming Technology, Inc., ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, and Quadrant Metals Technologies, LLC, McLarty Capital Partners SBIC, L.P., as administrative agent, and other lenders from time to time party hereto (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K, filed on January 14, 2015).

10.7

Land Lease, dated August 7, 2014, by and between City of Deland, a Florida municipal corporation, and Flomet LLC (incorporated by reference to Exhibit 10.44 to the Company’s Amendment 1 to Registration Statement on Form S-1, filed on January 20, 2015).

10.8

Second Amendment, dated as of May 11, 2015, to the Amended & Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed on September 25, 2015).

10.9	2015 ARC Group Worldwide, Inc. Equity Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement, Form DEF 14A, filed on September 29, 2015).
10.10

Fourth Amendment to Amended and Restated Credit Agreement, dated April 20, 2016, by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A and Capital One, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2016).

10.11

Second Amendment to the Subordinated Loan Agreement, dated April 20, 2016, by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Capital Partners SBIC, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 22, 2016).

10.12

Loan Contract between Erste Bank Hungary Zrt. and AFT-Hungary Kft. dated as of March 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 4, 2016).

10.13

Third Amendment, dated March 29, 2016, to the Amended and Restated Credit Agreement, by and among the Company, Advanced Forming Technology, Inc. ARC Wireless, Inc., Flomet LLC, General Flange & Forge LLC, Tekna Seal LLC, 3D Material Technologies, LLC, Quadrant Metals Technologies LLC, Citizens Bank, N.A. and Capital One National Association, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 4, 2016).

10.14	2016 ARC Group Worldwide, Inc. Equity Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement, Form DEF 14A, filed on September 23, 2016).
10.15

Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of September 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2016).

10.16

Amended and Restated Guarantee and Collateral Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as guarantors, and Citizens Bank, N.A., dated September 29, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2016).

Exhibit Number	Description
10.17

First Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of March 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2017).

10.18

Third Amendment to the Subordinated Loan Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Capital Partners SBIC, L.P., dated as of March 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2017).

10.19

Second Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of May 12, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2017).

10.20*	Separation Agreement dated June 30, 2017 with Jason T. Young.
14.1*	Amended and Restated Code of Ethics.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Hein & Associates LLP.
31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1&	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

ARC Group Worldwide, Inc.

Date: September 26, 2017	By:	/s/ Drew M. Kelley
Drew M. Kelley, Interim Chief Executive Officer
(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signatures

September 26, 2017	/s/ Alan G. Quasha
Alan G. Quasha, Chairman of the Board

September 26, 2017	/s/ Drew M. Kelley
Drew M. Kelley, Interim Chief Executive Officer, Chief Financial Officer, Director

September 26, 2017	/s/ Todd A. Grimm
Todd A. Grimm, Director

September 26, 2017	/s/ Gregory D. Wallis
Gregory D. Wallis, Director

September 26, 2017	/s/ Eddie W. Neely
Eddie W. Neely, Director