Form 10-Q
period 2017-10-01
ARC Group Worldwide, Inc.
filed 2017-11-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 7, 2017, the Registrant had 18,273,968 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended
	October 1,	October 2,
	2017	2016
Sales	$19,950	$25,712
Cost of sales	18,528	21,034
Gross profit	1,422	4,678
Selling, general and administrative	3,486	4,857
Loss from operations	(2,064)	(179)
Other expense, net	(37)	(33)
Interest expense, net	(1,012)	(1,107)
Loss on extinguishment of debt	—	(723)
Loss before income taxes	(3,113)	(2,042)
Income tax (expense) benefit	(172)	1,331
Net loss from continuing operations	(3,285)	(711)
(Loss) gain on sale of subsidiaries and income (loss) from discontinued operations, net of tax	(270)	4,318
Net (loss) income	(3,555)	3,607
Net income attributable to non-controlling interest
Continuing operations	—	(22)
Discontinued operations	—	(4)
Net income attributable to non-controlling interest	—	(26)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(3,555)	$3,581

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.18)	$(0.04)
Discontinued operations	$(0.02)	$0.24
Attributable to ARC Group Worldwide, Inc.	$(0.20)	$0.20

Weighted average common shares outstanding:
Basic and diluted	18,194,091	18,123,883

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	October 1, 2017	June 30, 2017
ASSETS
Current assets:
Cash	$397	$593
Accounts receivable, net	12,278	10,488
Inventories, net	14,457	14,369
Prepaid expenses and other current assets	2,685	3,152
Current assets of discontinued operations	—	1,452
Total current assets	29,817	30,054
Property and equipment, net	40,567	41,349
Goodwill	6,412	6,412
Intangible assets, net	18,783	19,624
Other	298	291
Long-term assets of discontinued operations	—	1,893
Total assets	$95,877	$99,623

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,735	$8,681
Accrued expenses and other current liabilities	3,216	3,273
Deferred revenue	1,167	1,165
Bank borrowings, current portion of long-term debt	1,733	1,701
Capital lease obligations, current portion	1,490	1,470
Accrued escrow obligations, current portion	1,212	1,212
Current liabilities of discontinued operations	—	283
Total current liabilities	18,553	17,785
Long-term debt, net of current portion	42,309	42,822
Capital lease obligations, net of current portion	1,602	1,888
Accrued escrow obligations, net of current portion	942	1,184
Other long-term liabilities	917	1,017
Long-term liabilities of discontinued operations	—	260
Total liabilities	64,323	64,956

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,240,297 shares issued and 18,231,896 shares issued and outstanding at October 1, 2017, and 18,180,027 shares issued and 18,171,626 shares issued and outstanding at June 30, 2017	10	10
Treasury stock, at cost; 8,401 shares at October 1, 2017 and June 30, 2017	(94)	(94)
Additional paid-in capital	31,503	31,109
Retained earnings	—	3,569
Accumulated other comprehensive income	135	73
Total equity	31,554	34,667
Total liabilities and equity	$95,877	$99,623

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net (loss) income	$(3,555)	$3,607
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,516	2,374
Share-based compensation expense	287	312
Loss (gain) on sale of subsidiaries	109	(5,722)
Bad debt expense and other	83	13
Deferred income taxes	—	(888)
Changes in working capital:
Accounts receivable	(1,645)	(1,379)
Inventory	(253)	(2,414)
Prepaid expenses and other assets	546	870
Accounts payable	820	1,990
Accrued expenses and other current liabilities	(437)	1,701
Deferred revenue	3	(37)
Net cash (used in) provided by operating activities	(1,526)	427

Cash flows from investing activities:
Purchases of property and equipment	(957)	(1,329)
Proceeds from sale of subsidiary	3,000	10,500
Net cash provided by investing activities	2,043	9,171

Cash flows from financing activities:
Proceeds from debt issuance	27,073	32,112
Repayments of long-term debt and capital lease obligations	(28,073)	(41,487)
Issuance of common stock under employee stock purchase plan	92	—
Net cash used in financing activities	(908)	(9,375)
Effect of exchange rates on cash	195	18
Net (decrease) increase in cash	(196)	241
Cash, beginning of period	593	3,620
Cash, end of period	$397	$3,861
Supplemental disclosures of cash flow information:
Cash paid for interest	$955	$1,007
Cash paid for income taxes, net of refunds	$27	$(927)

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and metal 3D printing (also referred to herein as additive manufacturing).  To further advance and support these core capabilities, the Company also offers complementary services associated with: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through its diverse product offering, the Company provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for its customers.

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks; therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The consolidated balance sheet as of June 30, 2017, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  The Company follows the same accounting policies for preparing quarterly and annual reports.

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

Comprehensive Income (Loss)

For each of the quarters ended October 1, 2017 and October 2, 2016, there were no material differences between net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), to supersede nearly all existing lease guidance under GAAP.  ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases.  ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach.  The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows; however, the Company’s current operating lease commitments are disclosed in Note 13, Commitments and Contingencies, of the Company’s Form 10-K for the fiscal year ended June 30, 2017.

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

NOTE 3 – Divestitures

General Flange & Forge LLC (“GF&F”)

On September 15, 2017, the Company sold substantially all of the assets of GF&F to GFFC Holdings, LLC (“GFFC”) for $3.0 million in cash.  GFFC is owned, in part, by Quadrant Management Inc., which is an affiliate of the Company.  The sale of GF&F is therefore a related party transaction.  The GF&F sale was made pursuant to an industry-wide auction undertaken on behalf of the Company by a registered investment banking organization that managed the sale process with prospective bidders.  GFFC entered into the bidding for the GF&F assets only after the first rounds of the auction indicated uncertainty both in respect to the timing for closing any prospective sale and achieving the Company’s valuation objectives.  Mr. Alan Quasha, CEO of Quadrant Management Inc. and Chairman of the Company’s Board of Directors, recused himself from any deliberations or voting by the Board of Directors in respect of the sale of the GF&F assets to GFFC.  The Board of Directors appointed a special committee consisting solely of independent directors to oversee and negotiate the sale process.  The special committee engaged its own independent legal counsel to advise the special committee in respect of the drafting of the asset sale agreement and ancillary transaction documents in accordance with customary terms and conditions for transactions of this type.  In this manner, the special committee was able to conclude that the sale price and the terms and conditions for the transaction were superior to any other offers, as well as fair and reasonable to the Company and its shareholders.

Below is a summary of the loss on sale of discontinued operations (in thousands):

Gross proceeds	$3,000

Less:
Property and equipment, net	181
Accounts receivable	561
Inventory	882
Other current assets	42
Accounts payable and accrued expenses	(269)
Total net assets disposed	1,397

Goodwill	1,712
Transaction costs	373
Loss on sale of discontinued operations, before income taxes	$(482)

The condensed consolidated statements of operations for the three months ended October 1, 2017, include the results of operations of GF&F through the sale date of September 15, 2017 and the loss on the sale of GF&F.  Financial information for discontinued operations for the three months ended October 1, 2017 and October 2, 2016 is as follows (in thousands):

	For the three months ended
	October 1, 2017	October 2, 2016
Sales	$726	$1,113
Cost of sales	(615)	(791)
Gross profit	111	322
Selling, general and administrative	(108)	(191)
Income from discontinued operations, before income taxes	3	131
Loss on sale of discontinued operations	(482)	—
Total (loss) income from discontinued operations, before income taxes	(479)	131
Income tax benefit on discontinued operations	209	—
(Loss) income from discontinued operations, net of tax	$(270)	$131

The following table presents the carrying amount as of June 30, 2017, of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheet (in thousands):

June 30, 2017
Current assets:
Accounts receivable, net	$687
Inventories, net	717
Prepaid expenses and other current assets	48
Total current assets	1,452
Property and equipment, net	181
Goodwill	1,712
Total assets of discontinued operations	$3,345

Current liabilities:
Accounts payable and accrued expenses	$283
Total current liabilities	283
Other long-term liabilities	260
Total liabilities of discontinued operations	$543

Cash flows from GF&F for the three months ended October 1, 2017 and October 2, 2016 are combined with the cash flows from operations within each of the categories presented on the condensed consolidated statements of cash flows.

There were no significant operating or investing activities from discontinued operations during the three months ended October 1, 2017 and October 2, 2016.

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	October 1, 2017	June 30, 2017
Raw materials and supplies	$5,143	$5,357
Work-in-process	8,113	7,767
Finished goods	3,084	4,113
	16,340	17,237
Reserve for obsolescence	(1,883)	(2,151)
Inventory of discontinued operations	—	(717)
	$14,457	$14,369

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			October 1,	June 30,
	(in years)			2017	2017
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,185	18,125
Machinery and equipment	3	-	12	40,872	40,715
Office furniture and equipment	3	-	10	1,240	1,280
Construction-in-process		—		2,516	2,462
Assets acquired under capital lease				7,274	7,235
				71,351	71,081
Accumulated depreciation				(28,168)	(27,201)
Accumulated amortization on capital leases				(2,616)	(2,350)
Property and equipment of discontinued operations				—	(181)
				$40,567	$41,349

Depreciation expense totaled $1.7 million and $1.5 million for the three months ended October 1, 2017 and October 2, 2016, respectively.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

Total goodwill of $6.4 million is assigned to the Company’s Precision Components Group.  The Company performs a goodwill impairment assessment on at least an annual basis.  The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.  During the fiscal quarter ended October 1, 2017, the Company assessed whether any such indicators of impairment existed and concluded there were none.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of October 1, 2017			As of June 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(775)	$2,643	$3,418	$(717)	$2,701
Customer relationships	24,077	(9,030)	15,047	24,077	(8,429)	15,648
Non-compete agreements	3,642	(2,549)	1,093	3,642	(2,367)	1,275
Total	$31,137	$(12,354)	$18,783	$31,137	$(11,513)	$19,624

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $0.8 million for identifiable intangible assets for the three months ended October 1, 2017 and October 2, 2016.  Estimated future amortization expense for the next five years as of October 1, 2017, is as follows (in thousands):

Fiscal Years	Amount
2018	$2,523
2019	3,182
2020	2,636
2021	2,636
2022	2,636
Thereafter	5,170
Total	$18,783

There were no impairments of long-lived assets during the three months ended October 1, 2017 and October 2, 2016.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	October 1, 2017	June 30, 2017
Senior secured revolving loan	$10,074	$10,071
Senior secured mortgage-based term loans	19,929	20,493
Subordinated term loan	15,000	15,000
Total debt	45,003	45,564
Unamortized deferred financing costs	(961)	(1,041)
Total debt, net	44,042	44,523
Current portion of long-term debt, net of unamortized deferred financing costs	(1,733)	(1,701)
Long-term debt, net of current portion and unamortized deferred financing costs	$42,309	$42,822

Senior Credit Agreement

On September 29, 2016, the Company and certain of its subsidiaries, entered into a new senior asset-based lending credit agreement with Citizens Bank, N.A. (the “Senior ABL Credit Facility”); subsequently the Company entered into amendments one through four.

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

On September 21, 2017, the Company entered into a third amendment to the Senior ABL Credit Facility to amend the definition of Consolidated EBITDA.

On November 12, 2017, the Company entered into the Fourth Amendment to the Senior ABL Credit Facility (the “Fourth Amendment”).  The Fourth Amendment suspends the Company’s fixed charge coverage ratio covenant through December 31, 2018.  The suspension of the fixed charge coverage ratio covenant is effective as of October 1, 2017.  The Fourth Amendment also adds a minimum revolving credit availability financial covenant.  The Company’s revolving credit availability under the Senior ABL Credit Facility exceeded the minimum requirements during the quarter.  The Fourth Amendment also permits the Company to make infusions of junior capital, which may consist of subordinated debt and/or equity issuances.  The junior capital infusions made under the Fourth Amendment will not be subject to mandatory prepayment of the Senior ABL Credit Facility, but subject to certain limitations in respect of outstanding subordinated indebtedness.  Under the terms of the Fourth Amendment, the initial infusion of junior capital in amount of not less than $5.0 million must be completed by the Company no later than January 31, 2018.  The minimum revolving credit availability covenant requires the Company to maintain the following availability:  (a) at least $1,250,000 in revolving credit availability until the earlier of (i) the initial closing of the infusion of $5.0 million in junior capital and (ii) January 31, 2018; and (b) thereafter, at least $3,500,000 in such revolving credit availability.  The Fourth Amendment also reduces the Line Cap (consisting of the lesser of the aggregate revolving credit commitment and the borrowing base) in respect of certain prepayment obligations and conditions precedent to borrowing, by reducing the borrowing base by $1,250,000.  The Fourth Amendment contains customary representations and warranties regarding the status of the Company and compliance with all terms and conditions of the Senior ABL Credit Facility.

Prior Amended & Restated Credit Agreement

On September 29, 2016, the Company refinanced all of the existing long-term debt obligations with Citizens Bank, N.A. into the Senior ABL Credit Facility described above.  The Company accounted for the refinancing as an extinguishment of debt and wrote off $0.7 million of previously deferred financing fees.

Subordinated Term Loan Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $20.0 million, five-year Subordinated Term Loan Credit Agreement (“Subordinated Loan Agreement”) with McLarty Capital Partners SBIC, L.P. (“McLarty”), which bears interest at 11% annually; subsequently the Company entered into amendments one through four.  Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% annually.  The proceeds were used to repay certain outstanding loans under the Company’s previous credit facility. ARC’s Chairman is indirectly related to McLarty; therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

The Subordinated Loan Agreement has been subordinated to the Senior ABL Credit Facility pursuant to a First Lien Subordination Agreement.  The Subordinated Loan Agreement contains customary representations and warranties, events of default, affirmative covenants, negative covenants, and prepayment terms that are similar to those contained in the Senior ABL Credit Facility described above.

On September 22, 2017, the Company entered into a fourth amendment to the Subordinated Loan Agreement to amend the definition of Consolidated EBITDA and the Maximum Total Leverage Ratio.

As of October 1, 2017, the Company was in compliance with its debt covenants under the Subordinated Credit Facility.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of October 1, 2017 (in thousands):

2018 (1)	$1,128
2019	1,819
2020	41,112
2021	944
2022	—
Total	$45,003

(1)	Represents long-term debt principal payments for the nine months ending June 30, 2018.

NOTE 8 – Income Taxes

The income tax receivable was $0.6 million and $0.5 million at October 1, 2017 and June 30, 2017, respectively, which are included in other current assets.  The Company had unrecognized tax benefits for uncertain tax positions of $0.9 million and $1.0 million on October 1, 2017 and June 30, 2017, respectively, which are included in other long-term liabilities.

NOTE 9 – Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  As a result of the Company’s net loss from continuing operations, for the three months ended October 1, 2017 and October 2, 2016, approximately 146,634 and 134,927 shares, respectively were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

NOTE 10 – Share-Based Compensation

The Company’s share-based compensation arrangements include grants of stock options under the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan and the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan and the Employee Stock Purchase Plan.  The share-based compensation expense recognized during the three months ended October 1, 2017 and October 2, 2016 was $0.3 million and is included in selling, general and administrative expense.  As of October 1, 2017, there was $0.6 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 11 – Commitments and Contingencies

During the third quarter of fiscal 2017, the Company’s stamping operations located in Michigan experienced a wind-generated power disruption that temporarily halted production for several days and severely damaged key equipment.  The Company is insured for these business interruption and equipment repair costs and filed an insurance claim with its insurance provider.  The estimated ongoing loss of approximately $1.0 million is expected to be fully covered by insurance and $0.9 million was collected through the first quarter of fiscal 2018.  The remaining $0.1 million is recorded as in insurance claim receivable at October 1, 2017.

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through 2022, which contain various renewal options.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through 2024.  The capital leases have interest rates ranging from 3.0% to 6.3%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of October 1, 2017, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

NOTE 12 – Segment Information

During fiscal 2017, the Company sold its non-core subsidiaries, Tekna Seal and ARC Wireless.  Subsequently, in September 2017, the Company sold its non-core subsidiary, GF&F, which comprised the Flanges and Fittings Group segment.  The completed divestiture of these non-core businesses, along with the growth in its 3D metal printing business, has changed the way in which management and its chief operating decision maker evaluate performance and allocate resources.  As a result, during the quarter ended June 30, 2017, the Company revised its business segments, consistent with its management of the business and internal financial reporting structure.  Specifically, the Precision Components Group now includes the results of its plastic injection molding operations and its tooling product line, which were previously included within the 3DMT Group.  Results depicted in its 3DMT Group business unit now solely reflect those operations associated with metal 3D printing and associated services.  In addition, its precision metal stamping operations are now reported within the newly created Stamping Group, which were previously included in the Precision Components Group.

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

The historical results of Tekna Seal, which were included in the Precision Components Group segment, and the historical results of the Flanges and Fittings Group segment have been reflected as discontinued operations.  Historical segment information has been restated.  Summarized segment information for the three months ended October 1, 2017 and October 2, 2016 is as follows (in thousands):

	Three months ended
	October 1,	October 2,
	2017	2016
Sales:
Precision Components Group	$14,333	$20,004
Stamping Group	4,752	5,179
3DMT Group	865	289
Wireless Group	—	240
Consolidated sales	$19,950	$25,712

Operating costs:
Precision Components Group	$15,270	$18,603
Stamping Group	5,001	4,968
3DMT Group	806	687
Wireless Group	—	245
Consolidated operating costs	$21,077	$24,503

Segment operating income (loss):
Precision Components Group	$(937)	$1,401
Stamping Group	(249)	211
3DMT Group	59	(398)
Wireless Group	—	(5)
Corporate (1)	(937)	(1,388)
Total segment operating loss	$(2,064)	$(179)

Interest expense, net	(1,012)	(1,107)
Loss on extinguishment of debt	—	(723)
Other expense, net	(37)	(33)
Non-operating expense	(1,049)	(1,863)
Consolidated loss before income taxes and non-controlling interest	$(3,113)	$(2,042)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Three months ended
	October 1,	October 2,
Customer	2017	2016
1 (a)	10.2%	10.8%
2 (b)	9.1%	* %
3 (b)	6.2%	7.6%
4 (a)	6.0%	8.2%
5 (a)	5.5%	12.8%
Total	37.0%	39.4%

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
	October 1,	June 30,
Customer	2017	2017
1	13.1%	11.6%
2	7.0%	6.8%
3	** %	**	%
4	6.0%	**	%
5	6.4%	**	%
Total	32.5%	18.4%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the ARC Group Worldwide, Inc. (“ARC,” “our,” “we,” or “us”) Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission (“SEC”).

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

•

Additional Complementary Metal and Plastic Fabrication Capabilities.  We offer a number of additional specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include plastic injection molding (including medical clean room applications), precision stamping, magnesium injection molding and computer numerical control machining.

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

Results of Operations – Three Months Ended October 1, 2017 and October 2, 2016

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	October 1, 2017		October 2, 2016
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$14,333	71.9%	$20,004	77.8%
Stamping Group	4,752	23.8%	5,179	20.1%
3DMT Group	865	4.3%	289	1.2%
Wireless Group	—	—	240	0.9%
Total	$19,950	100.0%	$25,712	100.0%
$ Change	$(5,762)
% Change	-22.41%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$983	6.9%	$3,978	19.9%
Stamping Group	209	4.4%	697	13.5%
3DMT Group	230	26.6%	(69)	-23.9%
Wireless Group	—	—	72	30.0%
Total	$1,422	7.1%	$4,678	18.2%
$ Change	$(3,256)
% Change	-69.60%

Sales

The change in sales by reportable segment was as follows:

•

Precision Components Group sales during the three months ended October 1, 2017 decreased by $5.7 million, or 28.3%, due to lower MIM sales of $3.0 million and lower plastic and tooling sales of $2.7 million, declines primarily associated with customers in the firearms and defense industries.

•

Stamping Group sales during the three months ended October 1, 2017 decreased by $0.4 million, or 8.2%, primarily due to a wind-generated power disruption in late fiscal 2017, and certain program completions, partially offset by the ramp up of replacement programs.  The Company expects insurance to cover generally all damages and business interruption associated with the power disruption.

•	3DMT sales during the three months ended October 1, 2017 increased by $0.6 million, or 199.3%, primarily due to higher sales to defense customers.

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

The change in gross profit and gross margin by reportable segment was as follows:

•

Precision Components Group gross profit decreased $3.0 million and gross margin decreased 13.0% during the three months ended October 1, 2017.  The decreases in gross profit and gross margin were related to the decrease in revenue and customer volumes, primarily in the firearm and defense industries.

•

Stamping Group gross profit decreased $0.5 million and gross margin decreased 9.1% during the three months ended October 1, 2017.  The primary reasons for the decreases in gross profit and gross margin were lower sales and lower margin tooling sales related to new product launches.

•

3DMT gross profit increased $0.3 million during the three months ended October 1, 2017.  Gross margin increased to 26.6% in the three months ended October 1, 2017, compared with negative margin of 23.9% in the prior year period.  3DMT has transitioned from development to production and is growing rapidly.

The following paragraphs discuss other items affecting the results of our operations for the three months ended October 1, 2017 and October 2, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $3.5 million, or 17.5% of sales, during the three months ended October 1, 2017, compared with $4.9 million, or 18.9% of sales, during the three months ended October 2, 2016.  The decrease in SG&A expense during the three months ended October 1, 2017 was primarily due to workforce reductions and lower outside service fees.

Interest Expense, Net

Interest expense, net was $1.0 million and $1.1 million for the three months ended October 1, 2017 and October 2, 2016, respectively.  The decrease in interest expense, net during the three months ended October 1, 2017 was primarily due to a reduction in the principal outstanding under our Senior ABL Credit Facility.

Loss on Extinguishment of Debt

During the first quarter of fiscal 2017, approximately $0.7 million of unamortized deferred financing costs were expensed as a result of the extinguishment of our First Amended and Restated Credit Agreement.

Discontinued Operations

On September 15, 2017, the Company sold its subsidiary GF&F.  Income from continuing operations for the three months ended October 1, 2017 and October 2, 2016 excludes the income from discontinued operations, before tax, of $3 thousand and $0.1 million, respectively, and the loss on disposition of this business, after tax, of $0.3 million.

In September 2016, the Company sold its subsidiary Tekna Seal LLC pursuant to the terms and conditions of a Membership Interests Purchase Agreement.  Income from continuing operations for the three months ended October 2, 2016 excludes the income from discontinued operations, before tax, of $0.1 million and the gain on disposition of this business, after tax, of $4.2 million.

Income Tax

Income tax expense from continuing operations was $0.2 million for the three months ended October 1, 2017, as compared with an income tax benefit of $1.3 million for the three months ended October 2, 2016.

The primary reason for the income tax expense in the three months ended October 1, 2017 was due to the amortization of indefinite-lived intangible assets that were not available to offset existing deferred tax assets (termed a “naked credit”).  The primary reason for the income tax benefit in the prior year period was due to our net loss from continuing operations.

Liquidity and Capital Resources

As of October 1, 2017, we had cash and cash equivalents of $0.4 million and $0.6 million as of October 1, 2017 and June 30, 2017, respectively, held in financial institutions outside the United States.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

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

Our primary sources of liquidity are cash flows from operations, cash on hand, and revolving loans permitted under the Senior ABL Credit Facility.  As of October 1, 2017, $10.1 million of borrowings were outstanding under the senior secured revolving loan, with additional borrowings subject to compliance with the terms of our Senior ABL Credit Facility as described in Note 7.  While we believe these sources of liquidity to be sufficient to maintain ongoing operations for the next twelve months, we may seek additional sources of capital to provide incremental liquidity, to assist in the acceleration of organic growth, and to support the achievement of other strategic and financial objectives.

Operating Activities

Cash used in operating activities was $1.5 million, which consisted of the following:

•

Net loss of $3.6 million, adjusted for $3.0 million of non-cash expenses, including $2.5 million of depreciation and amortization, $0.3 million of share-based compensation and a loss on the sale of GF&F of $0.1 million; and

•

Cash used for working capital of $1.0 million primarily resulted from a cash outflow of $1.6 million in receivables, primarily driven by the timing of collections, and a cash inflow of $0.8 million in accounts payable due to the timing of payments to vendors.

Investing Activities

During the three months ended October 1, 2017, cash provided by investing activities was $2.0 million primarily due to the following:

•	Proceeds received from the sale of our subsidiary, GF&F, of $3.0 million; and
•	$1.0 million was invested in property and equipment.

Financing Activities

During the three months ended October 1, 2017, cash used in financing activities was $0.9 million, primarily due to the following:

•	Higher net principal payments on our long-term debt primarily due to cash received of $3.0 million from the sale of our subsidiary, partially offset by borrowings; and
•	Receipt of $0.1 million from the issuance of stock through our employee stock purchase plan.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 7, Debt, to our condensed consolidated financial statements in Part I, Item 1 to this Report incorporated herein by reference thereto and Note 8, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Senior ABL Credit Facility Financial Covenant.  Our Senior ABL Credit Facility contains a financial covenant, summarized as follows:

Minimum Availability.  We are required to maintain the following availability:  (a) at least $1,250,000 in revolving credit availability until the earlier of (i) the initial closing of the infusion of $5.0 million in junior capital, which must be completed not later than January 31, 2018, and (ii) January 31, 2018; and (b) thereafter, at least $3,500,000 in such revolving credit availability.

As of October 1, 2017, our availability under the Senior ABL Credit Facility exceeded the minimum availability covenant.

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

Period	Fixed Charge Coverage Ratio
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of October 1, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$14,874
Less unfinanced portion of capital expenditures	(3,382)
Less expense for taxes paid in cash	(19)
Coverage Amount (a)	$11,473
Fixed Charges (b)	$6,471
Fixed Charge Coverage Ratio (a:b)	1.77:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
June 30, 2017 through June 30, 2018	4.00:1.00
July 1, 2018 and thereafter	3.50:1.00

The summary calculation of our Subordinated Loan Agreement Total Leverage Ratio as of October 1, 2017 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$48,095
Consolidated EBITDA (b)	$14,874
Maximum Total Leverage Ratio (a:b)	3.23:1.00

Compliance with Financial Ratio Covenants

As of October 1, 2017, we were in compliance with our debt covenants under our Senior ABL Credit Facility and our Subordinated Loan Agreement.

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

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	October 1, 2017
Net loss	$(8,983)
Share-based compensation	818
Interest expense, net	3,936
Income taxes	(928)
Depreciation and amortization	10,018
Transaction related expenses (1)	705
Restructuring and severance expenses	732
Other non-recurring expenses (2)	8,324
Other non-recurring income or gains (3)	(132)
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	384
Consolidated EBITDA (4)	$14,874

(1)	Transaction related expenses relate to legal fees incurred to amend certain debt agreements and the sale of our non-core subsidiaries.
(2)

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of October 1, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain.  Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  For a discussion of our critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in our Form 10-K for the fiscal year ended June 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to permissive authority under Regulation S-K, Rule 305, we have omitted Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of October 1, 2017, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

We previously reported material weaknesses that were identified as of June 30, 2016.  Our information technology and accounting infrastructure was inadequate that could lead to the untimely identification and resolution of accounting and disclosure matters.

Changes in Internal Control over Financial Reporting

To address the material weaknesses associated with the Company’s information technology infrastructure, planned actions in fiscal year 2018 include:

•	Reorganization of global finance team to consolidate operations, thereby creating greater efficiency and separation of duties;
•	Complete the implementation of our consolidation software package; and
•	Strengthen the documentation of processes, procedures, and the review and approval of financial activities at our facilities.

During the first quarter of fiscal year 2018, we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•	We sold GF&F, which was a smaller, non-core subsidiary.

Due to financial considerations, management has delayed enhancement to the Company’s staffing and IT infrastructure.

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended October 1, 2017, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1*

Asset Purchase Agreement, dated September 15, 2017, between General Flange & Forge LLC and GFFC Holdings, LLC.  Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K.  The Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.1*

Third Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of September 21, 2017.

10.2*

Fourth Amendment to the Subordinated Loan Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Capital Partners SBIC, L.P., dated as of September 22, 2017.

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

ARC GROUP WORLDWIDE, INC.

Date: November 14, 2017	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
Interim Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Director