Form 10-K/A
period 2017-06-30
ARC Group Worldwide, Inc.
filed 2018-01-11
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

ARC Group Worldwide, Inc.

EXPLANATORY NOTE

ARC Group Worldwide, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission on September 26, 2017, to amend Part II, Item 9A, Controls and Procedures.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K.  This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of June 30, 2017.  Based upon that evaluation, management concluded that, as of June 30, 2017, the Company did not maintain effective internal controls over financial reporting.  Management identified the following material weaknesses as of June 30, 2017 in the Company’s internal control over financial reporting:

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

10.20**	Separation Agreement dated June 30, 2017 with Jason T. Young.
14.1**	Amended and Restated Code of Ethics.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Hein & Associates LLP.
31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1&	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed with this Form 10-K/A.
&

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

**	Previously filed with the Annual Report on Form 10-K filed on September 26, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Group Worldwide, Inc.

Date: January 11, 2018	By:	/s/ Drew M. Kelley
Drew M. Kelley, Interim Chief Executive Officer
(Principal Executive Officer), Director

Date: January 11, 2018	By:	/s/ Brian Knaley
Brian Knaley, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signatures

January 11, 2018	/s/ Alan G. Quasha
Alan G. Quasha, Chairman of the Board

January 11, 2018	/s/ Drew M. Kelley
Drew M. Kelley, Interim Chief Executive Officer, Director
January 11, 2018	/s/ Brian Knaley
January 11, 2018	Brian Knaley, Chief Financial Officer /s/ Todd A. Grimm
Todd A. Grimm, Director

January 11, 2018	/s/ Gregory D. Wallis
Gregory D. Wallis, Director

January 11, 2018	/s/ Eddie W. Neely
Eddie W. Neely, Director