Form 10-Q
period 2017-12-31
ARC Group Worldwide, Inc.
filed 2018-02-09
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 5, 2018, the Registrant had 18,305,982 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the six months ended
	December 31,	January 1,	December 31,	January 1,
	2017	2017	2017	2017
Sales	$18,354	$27,009	$38,304	$52,722
Cost of sales	18,724	22,505	37,251	43,539
Gross profit	(370)	4,504	1,053	9,183
Selling, general and administrative	3,552	4,660	7,038	9,517
Loss from operations	(3,922)	(156)	(5,985)	(334)
Other income, net	167	837	130	804
Interest expense, net	(927)	(1,030)	(1,939)	(2,137)
Loss on extinguishment of debt	—	—	—	(723)
Loss before income taxes	(4,682)	(349)	(7,794)	(2,390)
Income tax benefit (expense)	366	(30)	194	1,301
Net loss from continuing operations	(4,316)	(379)	(7,600)	(1,089)
(Loss) gain on sale of subsidiaries and income (loss) from discontinued operations, net of tax	(6)	(331)	(276)	3,986
Net (loss) income	(4,322)	(710)	(7,876)	2,897
Net income attributable to non-controlling interest
Continuing operations	—	—	—	(22)
Discontinued operations	—	—	—	(4)
Net income attributable to non-controlling interest	—	—	—	(26)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(4,322)	$(710)	$(7,876)	$2,871

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.24)	$(0.02)	$(0.42)	$(0.06)
Discontinued operations	$—	$(0.02)	$(0.01)	$0.22
Attributable to ARC Group Worldwide, Inc.	$(0.24)	$(0.04)	$(0.43)	$0.16

Weighted average common shares outstanding:
Basic and diluted	18,265,323	18,123,883	18,229,320	18,123,883

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash	$387	$593
Accounts receivable, net	10,769	10,488
Inventories, net	14,342	14,369
Prepaid expenses and other current assets	2,382	3,152
Current assets of discontinued operations	—	1,452
Total current assets	27,880	30,054
Property and equipment, net	39,417	41,349
Goodwill	6,412	6,412
Intangible assets, net	17,942	19,624
Other	356	291
Long-term assets of discontinued operations	—	1,893
Total assets	$92,007	$99,623

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,160	$8,681
Accrued expenses and other current liabilities	2,153	3,273
Deferred revenue	1,387	1,165
Bank borrowings, current portion of long-term debt	1,747	1,701
Capital lease obligations, current portion	1,455	1,470
Accrued escrow obligations, current portion	1,212	1,212
Current liabilities of discontinued operations	—	283
Total current liabilities	18,114	17,785
Long-term debt, net of current portion	43,358	42,822
Capital lease obligations, net of current portion	1,196	1,888
Accrued escrow obligations, net of current portion	942	1,184
Other long-term liabilities	927	1,017
Long-term liabilities of discontinued operations	—	260
Total liabilities	64,537	64,956

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 18,282,681 shares issued and 18,274,280 shares issued and outstanding at December 31, 2017, and 18,180,027 shares issued and 18,171,626 shares issued and outstanding at June 30, 2017	10	10
Treasury stock, at cost; 8,401 shares at December 31, 2017 and June 30, 2017	(94)	(94)
Additional paid-in capital	31,675	31,109
Retained earnings (accumulated deficit)	(4,321)	3,569
Accumulated other comprehensive income	200	73
Total equity	27,470	34,667
Total liabilities and equity	$92,007	$99,623

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the six months ended
	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net (loss) income	$(7,876)	$2,897
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,051	4,889
Share-based compensation expense	397	375
Loss (gain) on sale of subsidiaries	109	(5,418)
Bad debt expense and other	84	49
Deferred income taxes	—	(286)
Changes in working capital:
Accounts receivable	(137)	(621)
Inventory	(138)	(2,374)
Prepaid expenses and other assets	609	(306)
Accounts payable	1,486	1,628
Accrued expenses and other current liabilities	(1,472)	(700)
Deferred revenue	222	(629)
Net cash used in operating activities	(1,665)	(496)

Cash flows from investing activities:
Purchases of property and equipment	(1,500)	(2,901)
Proceeds from sale of subsidiary	3,000	10,538
Net cash provided by investing activities	1,500	7,637

Cash flows from financing activities:
Proceeds from debt issuance	49,533	48,773
Repayments of long-term debt and capital lease obligations	(50,040)	(57,397)
Payment of distributions to non-controlling membership interests from the sale of subsidiary	—	(438)
Purchase of non-controlling membership interests	—	(200)
Issuance of common stock under employee stock purchase plan and exercise of stock options	155	—
Net cash used in financing activities	(352)	(9,262)
Effect of exchange rates on cash	311	(284)
Net decrease in cash	(206)	(2,405)
Cash, beginning of period	593	3,620
Cash, end of period	$387	$1,215
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,244	$1,913
Cash paid for income taxes, net of refunds	$48	$(877)

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and metal 3D printing (also referred to herein as additive manufacturing).  To further advance and support these core capabilities, the Company also offers complementary services including: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through its diverse product offering, the Company provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for its customers.

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks; therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The consolidated balance sheet as of June 30, 2017, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  The Company follows the same accounting policies for preparing quarterly and annual reports.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of ARC and its controlled subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

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

Comprehensive Income (Loss)

For each of the quarters and six months ended December 31, 2017 and January 1, 2017, there were no material differences between net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), to supersede nearly all existing lease guidance under GAAP.  ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases.  ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach.  The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows; however, the Company’s operating lease commitments are disclosed in Note 13, Commitments and Contingencies, of the Company’s Form 10-K for the fiscal year ended June 30, 2017.

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

Below is a summary of the loss on sale of discontinued operations (in thousands):

Gross proceeds	$3,000

Less:
Property and equipment, net	181
Accounts receivable	561
Inventory	882
Other current assets	42
Accounts payable and accrued expenses	(269)
Total net assets disposed	1,397

Goodwill	1,712
Transaction costs	394
Loss on sale of discontinued operations, before income taxes	$(503)

The condensed consolidated statement of operations for the six months ended December 31, 2017, includes the results of operations of GF&F through the sale date of September 15, 2017 and the loss on the sale of GF&F.  Financial information for discontinued operations for the three and six months ended December 31, 2017 and January 1, 2017 is as follows (in thousands):

	For the three months ended		For the six months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Sales	$—	$1,191	$726	$2,304
Cost of sales	—	(903)	(615)	(1,695)
Gross profit	—	288	111	609
Selling, general and administrative	—	(128)	(108)	(320)
Income from discontinued operations, before income taxes	—	160	3	289
Loss on sale of discontinued operations	(21)	—	(503)	—
Total income (loss) from discontinued operations, before income taxes	(21)	160	(500)	289
Income tax benefit on discontinued operations	15	—	224	—
Income (loss) from discontinued operations, net of tax	$(6)	$160	$(276)	$289

The following table presents the carrying amount as of June 30, 2017, of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheet (in thousands):

June 30, 2017
Current assets:
Accounts receivable, net	$687
Inventories, net	717
Prepaid expenses and other current assets	48
Total current assets	1,452
Property and equipment, net	181
Goodwill	1,712
Total assets of discontinued operations	$3,345

Current liabilities:
Accounts payable and accrued expenses	$283
Total current liabilities	283
Other long-term liabilities	260
Total liabilities of discontinued operations	$543

The following table presents depreciation and purchases of property and equipment of the discontinued operations related to GF&F (in thousands):

	For the six months ended
	December 31, 2017	January 1, 2017
Depreciation of property and equipment	$—	$34
Purchases of property and equipment	—	(47)

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Raw materials and supplies	$5,331	$5,357
Work-in-process	7,325	7,767
Finished goods	3,534	4,113
	16,190	17,237
Reserve for obsolescence	(1,848)	(2,151)
Inventory of discontinued operations	—	(717)
	$14,342	$14,369

As part of the Company’s plan to reduce selected inventory to match current market conditions, the Company decreased inventory within certain business units comprising the Precision Components Group segment by $1.3 million during the six months ended December 31, 2017.  See Note 12, Segment Information, for a discussion about the Company’s segments.

 S

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			December 31,	June 30,
	(in years)			2017	2017
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,210	18,125
Machinery and equipment	3	-	12	41,871	40,715
Office furniture and equipment	3	-	10	1,249	1,280
Construction-in-process		—		2,016	2,462
Assets acquired under capital lease				7,274	7,235
				71,884	71,081
Accumulated depreciation				(29,678)	(27,201)
Accumulated amortization on capital leases				(2,789)	(2,350)
Property and equipment of discontinued operations				—	(181)
				$39,417	$41,349

Depreciation expense totaled $1.7 million for the three months ended December 31, 2017 and January 1, 2017, respectively, and $3.4 million and $3.2 million for the six months ended December 31, 2017 and January 1, 2017, respectively.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

Total goodwill of $6.4 million is assigned to the Company’s Precision Components Group.  The Company performs a goodwill impairment assessment on at least an annual basis.  The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.  During the fiscal quarter ended December 31, 2017, the Company assessed whether any such indicators of impairment existed and concluded there were none.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of December 31, 2017			As of June 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(832)	$2,586	$3,418	$(717)	$2,701
Customer relationships	24,077	(9,632)	14,445	24,077	(8,429)	15,648
Non-compete agreements	3,642	(2,731)	911	3,642	(2,367)	1,275
Total	$31,137	$(13,195)	$17,942	$31,137	$(11,513)	$19,624

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense for identifiable intangible assets totaled $0.8 million for the three months ended December 31, 2017 and January 1, 2017, and $1.7 million for the six months ended December 31, 2017 and January 1, 2017.  Estimated future amortization expense for the next five years as of December 31, 2017, is as follows (in thousands):

Fiscal Years	Amount
2018	$1,682
2019	3,182
2020	2,636
2021	2,636
2022	2,636
Thereafter	5,170
Total	$17,942

There were no impairments of long-lived assets during the three and six months ended December 31, 2017 and January 1, 2017.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	December 31, 2017	June 30, 2017
Senior secured revolving loan	$11,226	$10,071
Senior secured mortgage-based term loans	19,761	20,493
Subordinated term loan	15,000	15,000
Total debt	45,987	45,564
Unamortized deferred financing costs	(882)	(1,041)
Total debt, net	45,105	44,523
Current portion of long-term debt, net of unamortized deferred financing costs	(1,747)	(1,701)
Long-term debt, net of current portion and unamortized deferred financing costs	$43,358	$42,822

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

On November 12, 2017, the Company entered into the Fourth Amendment to the Senior ABL Credit Facility (the “Fourth Amendment”).  The Fourth Amendment suspends the Company’s fixed charge coverage ratio covenant through December 31, 2018.  The suspension of the fixed charge coverage ratio covenant was effective as of October 1, 2017.  The Fourth Amendment also adds a minimum revolving credit availability financial covenant.  The Fourth Amendment also permits the Company to make infusions of junior capital, which may consist of subordinated debt and/or equity issuances.  The junior capital infusions made under the Fourth Amendment will not be subject to mandatory prepayment of the Senior ABL Credit Facility, but subject to certain limitations in respect of outstanding subordinated indebtedness.  Under the terms of the Fourth Amendment, the initial infusion of junior capital in amount of not less than $5.0 million must be completed by the Company no later than January 31, 2018.  The minimum revolving credit availability covenant requires the Company to maintain the following availability:  (a) at least $1,250,000 in revolving credit availability until the earlier of (i) the initial closing of the infusion of $5.0 million in junior capital and (ii) January 31, 2018; and (b) thereafter, at least $3,500,000 in such revolving credit availability.  The Fourth Amendment also reduces the Line Cap (consisting of the lesser of the aggregate revolving credit commitment and the borrowing base) in respect of certain prepayment obligations and conditions precedent to borrowing, by reducing the borrowing base by $1,250,000.  The Fourth Amendment contains customary representations and warranties regarding the status of the Company and compliance with all terms and conditions of the Senior ABL Credit Facility.

On February 9, 2018, the Company received a waiver from Citizens Bank, N.A. for any noncompliance with the minimum revolving credit availability covenant during the second fiscal quarter of 2018 and for not closing on the junior capital infusion prior to January 31, 2018.  The waiver is effective through February 28, 2018.

Prior Amended & Restated Credit Agreement

On September 29, 2016, the Company refinanced all of the existing long-term debt obligations with Citizens Bank, N.A. into the Senior ABL Credit Facility described above.  The Company accounted for the refinancing as an extinguishment of debt and wrote off $0.7 million of previously deferred financing fees.

Subordinated Term Loan Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $20.0 million, five-year Subordinated Term Loan Credit Agreement (“Subordinated Loan Agreement”) with McLarty Capital Partners SBIC, L.P. (“McLarty”), which bears interest at 11% annually; subsequently the Company entered into amendments one through five.  Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% annually.  The proceeds were used to repay certain outstanding loans under the Company’s previous credit facility. ARC’s Chairman is indirectly related to McLarty; therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

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

On February 9, 2018, the Company entered into a fifth amendment to the Subordinated Loan Agreement to authorize discretionary omission by the administrative agent of certain non-cash items from the definition of Consolidated EBITDA and to include cash proceeds from the rights offering as excluded contributions of capital that will not be subject to mandatory prepayment under the terms of the Subordinated Loan Agreement.

As of December 31, 2017, the Company was in compliance with its debt covenants under the Subordinated Credit Facility, after giving effect to the fifth amendment discussed above.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of December 31, 2017 (in thousands):

2018 (1)	$990
2019	1,834
2020	42,205
2021	958
2022	—
Total	$45,987

(1)	Represents long-term debt principal payments for the six months ending June 30, 2018.

NOTE 8 – Income Taxes

The income tax receivable was $0.7 million and $0.5 million at December 31, 2017 and June 30, 2017, respectively, which are included in other current assets.  The long-term income tax receivable was $0.3 million at December 31, 2017, which is included in other non-current assets.  The Company had unrecognized tax benefits for uncertain tax positions of $0.9 million and $1.0 million on December 31, 2017 and June 30, 2017, respectively, which are included in other long-term liabilities.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the President of the United States.  The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.  GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.  As a result of the Tax Reform Act, the Company recorded tax expense of $1.4 million due to a remeasurement of deferred tax assets and liabilities at a blended rate in the three months ended December 31, 2017, which is fully offset by a reduction in valuation allowance.  In addition, the Company recorded a tax benefit of $0.3 million due to reduction in the valuation allowance previously recognized on alternative minimum tax (“AMT”) credit carryforwards.  Under the Tax Reform Act, AMT credit carryforwards are refundable credits.  The tax expense and benefit are provisional amounts and the Company’s current best estimate.  Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense, net of any related valuation allowance.  The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

NOTE 9 – Earnings Per Share

Net Income (Loss) Per Share – Basic and Diluted

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  As a result of the Company’s net loss from continuing operations, for the three months ended December 31, 2017 and January 1, 2017, approximately 69,357 and 437,804 shares, respectively, and for the six months ended December 31, 2017 and January 1, 2017, approximately 105,857 and 275,779 shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

Rights Offering

On December 8, 2017, the Company filed a registration statement on Form S-1 with the SEC for a proposed rights offering to its existing shareholders.  The proposed rights offering consists of a public offering of non-transferable subscription rights to purchase shares of ARC common stock.  The basic subscription right will grant to each shareholder a proportionate number of the rights offered allocated by reference to the shareholder’s percentage ownership of the Company on the record date.  The rights offering also contains an over-subscription right.  The over-subscription right will allow a shareholder to participate if they have exercised their basic subscription rights in full and other shareholders do not fully exercise their basic subscription rights.  If the number of remaining shares is not sufficient to satisfy all of the over‑subscriptions, the available remaining shares will be prorated among those subscribers who exercise over‑subscription rights in proportion to their respective basic subscription rights subject to certain limitations and subject to allotment.  The Company has entered into backstop agreements with certain existing shareholders, including its majority shareholder Everest Hill Group Inc., to purchase any and all shares not purchased in the rights offering by other shareholders. The gross proceeds from the Company’s rights offering is expected to reach $10.0 million.

The purpose of the rights offering is to raise equity capital for general corporate purposes.

NOTE 10 – Share-Based Compensation

The Company’s share-based compensation arrangements include grants of stock options under the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan and the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan and the Employee Stock Purchase Plan.  The share-based compensation expense recognized during the three months ended December 31, 2017 and January 1, 2017 was $0.1 million and during the six months ended December 31, 2017 and January 1, 2017 was $0.4 million and is included in selling, general and administrative expense.  As of December 31, 2017, there was $0.5 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 11 – Commitments and Contingencies

During the third quarter of fiscal 2017, the Company’s stamping operations located in Michigan experienced a wind-generated power disruption that temporarily halted production for several days and severely damaged key equipment.  The Company is insured for these business interruption and equipment repair costs and filed an insurance claim with its insurance provider.  The estimated ongoing loss of approximately $1.0 million is expected to be fully covered by insurance, and $0.9 million was collected through the second quarter of fiscal 2018.  The remaining $0.1 million is recorded as an insurance claim receivable at December 31, 2017.

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through 2022, which contain various renewal options.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through 2024.  The capital leases have interest rates ranging from 3.0% to 6.3%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of December 31, 2017, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

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

•	The Stamping Group consists of our precision metal stamping operations, primarily servicing the automotive industry.

•

The 3DMT Group consists of 3D Material Technologies, LLC (“3DMT”), our metal 3D printing and additive manufacturing operations, primarily servicing the medical and dental, and firearms and defense industries.

The historical results of Tekna Seal, which were included in the Precision Components Group segment, and the historical results of the Flanges and Fittings Group segment have been reflected as discontinued operations.  Historical segment information has been restated.  Summarized segment information for the three and six months ended December 31, 2017 and January 1, 2017 is as follows (in thousands):

	Three months ended		Six months ended
	December 31,	January 1,	December 31,	January 1,
	2017	2017	2017	2017
Sales:
Precision Components Group	$13,069	$20,773	$27,402	$40,778
Stamping Group	4,359	5,511	9,112	10,690
3DMT Group	926	568	1,790	856
Wireless Group	—	157	—	398
Consolidated sales	$18,354	$27,009	$38,304	$52,722

Operating costs:
Precision Components Group	$15,353	$19,531	$30,622	$38,134
Stamping Group	4,746	5,431	9,748	10,400
3DMT Group	1,193	1,027	1,999	1,713
Wireless Group	—	180	—	425
Consolidated operating costs	$21,292	$26,169	$42,369	$50,672

Segment operating income (loss):
Precision Components Group	$(2,284)	$1,242	$(3,220)	$2,644
Stamping Group	(387)	80	(636)	290
3DMT Group	(267)	(459)	(209)	(857)
Wireless Group	—	(23)	—	(27)
Corporate (1)	(984)	(996)	(1,920)	(2,384)
Total segment operating loss	$(3,922)	$(156)	$(5,985)	$(334)

Interest expense, net	(927)	(1,030)	(1,939)	(2,137)
Loss on extinguishment of debt	—	—	—	(723)
Other income, net	167	837	130	804
Non-operating expense	(760)	(193)	(1,809)	(2,056)
Consolidated loss before income taxes and non-controlling interest	$(4,682)	$(349)	$(7,794)	$(2,390)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Six months ended
	December 31,	January 1,	December 31,	January 1,
Customer	2017	2017	2017	2017
1 (b)	9.5%	7.2%	9.3%	6.1%
2 (a)	7.6%	13.1%	9.0%	12.0%
3 (a)	7.8%	7.0%	6.8%	7.6%
4 (a)	7.8%	14.6%	6.6%	13.7%
5 (b)	* %	5.8%	5.2%	6.6%
6 (a)	* %	* %	* %	* %
Total	32.7%	47.7%	36.9%	46.0%

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
	December 31,	June 30,
Customer	2017	2017
1	** %	6.8%
2	6.4%	11.6%
3	8.6%	**	%
4	7.7%	**	%
5	** %	**	%
6	6.6%	**	%
Total	29.3%	18.4%

NOTE 14 – Subsequent Events

The Company’s registration statement on Form S-1, as amended, pertaining to the rights offering, was declared effective  by the SEC on February 9, 2018.  The securities constituting the rights offering may be offered and sold only pursuant to the prospectus forming a part of the registration statement.  The rights will be issued to holders of the Company’s common stock as of the record date of February 6, 2018.  The subscription price for the purchase of the Company’s common stock pursuant to the rights offering is $2.00 per share.  The rights offering will expire on February 25, 2018.

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

Overview

ARC Group Worldwide, Inc. is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and metal 3D printing (also referred to herein as additive manufacturing).  To further advance and support these core capabilities, the Company also offers complementary services including: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding;

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

Our business model is to accelerate the widespread adoption of MIM and additive manufacturing, along with other key technologies, including automation, robotics, and production software in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  More specifically, the two key pillars of our business strategy are centered on the following areas:

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

Results of Operations – Three and Six Months Ended December 31, 2017 and January 1, 2017

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	December 31, 2017		January 1, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$13,069	71.2%	$20,773	76.9%
Stamping Group	4,359	23.8%	5,511	20.4%
3DMT Group	926	5.0%	568	2.1%
Wireless Group	—	—	157	0.6%
Total	$18,354	100.0%	$27,009	100.0%
$ Change	$(8,655)
% Change	-32.04%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$(364)	-2.8%	$3,942	19.0%
Stamping Group	67	1.5%	576	10.5%
3DMT Group	(73)	-7.9%	(59)	-10.4%
Wireless Group	—	—	45	28.7%
Total	$(370)	-2.0%	$4,504	16.7%
$ Change	$(4,874)
% Change	-108.21%

	Six Months Ended
	December 31, 2017		January 1, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$27,402	71.5%	$40,778	77.3%
Stamping Group	9,112	23.8%	10,690	20.3%
3DMT Group	1,790	4.7%	856	1.6%
Wireless Group	—	—	398	0.8%
Total	$38,304	100.0%	$52,722	100.0%
$ Change	$(14,418)
% Change	-27.35%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$619	2.3%	$7,921	19.4%
Stamping Group	276	3.0%	1,273	11.9%
3DMT Group	158	8.8%	(128)	-15.0%
Wireless Group	—	—	117	29.4%
Total	$1,053	2.7%	$9,183	17.4%
$ Change	$(8,130)
% Change	-88.53%

Sales

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended January 1, 2017

•

Precision Components Group sales during the three months ended December 31, 2017 decreased by $7.7 million, or 37.1%, due to lower MIM sales of $4.0 million and lower plastic and tooling sales of $3.7 million, declines primarily associated with customers in the firearms and defense industries.

•

Stamping Group sales during the three months ended December 31, 2017 decreased by $1.2 million, or 20.9%, due to certain program completions being partially offset by the awarding of replacement programs to us primarily in the automotive industry.

•

3DMT sales during the three months ended December 31, 2017 increased by $0.4 million, or 63.1%, primarily due to higher sales to defense customers.  This level of sales represented a record quarter in our 3DMT segment.

For the Six Months Ended December 31, 2017 Compared to the Six Months Ended January 1, 2017

•

Precision Components Group sales during the six months ended December 31, 2017 decreased by $13.4 million, or 32.8%, due to lower MIM sales of $7.0 million and lower plastic and tooling sales of $6.4 million, declines primarily associated with customers in the firearms and defense industries.

•

Stamping Group sales during the six months ended December 31, 2017 decreased by $1.6 million, or 14.8%, primarily due to a wind-generated power disruption in late fiscal 2017 and certain program completions, being partially offset by the awarding of replacement programs to us primarily in the automotive industry.  The Company expects insurance to cover generally all damages and business interruption associated with the power disruption.

•	3DMT sales during the six months ended December 31, 2017 increased by $0.9 million, or 109.1%, primarily due to higher sales to defense customers.

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

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended January 1, 2017

•

Precision Components Group gross profit decreased $4.3 million and gross margin decreased 21.8% during the three months ended December 31, 2017.  The decreases in gross profit and gross margin were related to the decrease in revenue and customer volumes, primarily in the firearm and defense industries, as well as planned inventory reduction initiatives, coupled with an associated under-utilization of capacity in our Colorado facilities.  Decreases in inventory resulted in a corresponding increase in expense recognition, negatively impacting gross profit by $0.7 million in the quarter, or 16.2%, of the overall decrease in gross margin.  Further, the inventory reduction program also resulted in a significant reduction in production hours at these facilities, which had a further incremental impact on gross profit due to reduced cost absorption.

•

Stamping Group gross profit decreased $0.5 million and gross margin decreased 9.0% during the three months ended December 31, 2017.  The primary reasons for the decreases in gross profit and gross margin were lower sales and lower margin tooling sales related to new product launches.

•

3DMT gross profit decreased $14 thousand during the three months ended December 31, 2017.  Negative margin decreased to 7.9% in the three months ended December 31, 2017, compared with negative margin of 10.4% in the prior year period.

For the Six Months Ended December 31, 2017 Compared to the Six Months Ended January 1, 2017

•

Precision Components Group gross profit decreased $7.3 million and gross margin decreased 17.1% during the six months ended December 31, 2017.  The decreases in gross profit and gross margin were related to the decrease in revenue and customer volumes, primarily in the firearm and defense industries, as well as planned inventory reduction initiatives, coupled with an associated under-utilization of capacity in our Colorado facilities.  Decreases in inventory resulted in a corresponding increase in expense recognition, negatively impacting gross profit by $1.3 million in the quarter, or 17.8%, of the overall decrease in gross margin.  Further, the inventory reduction program also resulted in a significant reduction in production hours at these facilities, which had a further incremental impact on gross profit due to reduced cost absorption.

•

Stamping Group gross profit decreased $1.0 million and gross margin decreased 8.9% during the six months ended December 31, 2017.  The primary reasons for the decreases in gross profit and gross margin were lower sales and lower margin tooling sales related to new product launches.

•

3DMT gross profit increased $0.3 million during the six months ended December 31, 2017.  Gross margin increased to 8.8% in the six months ended December 31, 2017, compared with negative margin of 15.0% in the prior year period.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended December 31, 2017 and January 1, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $3.6 million, or 19.4% of sales, for the three months ended December 31, 2017, compared with $4.7 million, or 17.3% of sales, for the three months ended January 1, 2017.  SG&A from continuing operations totaled $7.0 million, or 18.4% of sales, for the six months ended December 31, 2017, compared with $9.5 million, or 18.1% of sales, for the six months ended January 1,

2017.  The decreases in SG&A expense for the three and six months ended December 31, 2017 were primarily due to lower labor and labor related costs.

Other Income, Net

Other income, net was $0.2 million and $0.8 million for the three months ended December 31, 2017 and January 1, 2017, respectively, and was $0.1 million and $0.8 million for the six months ended December 31, 2017 and January 1, 2017, respectively.  The decrease in other income, net during the three and six months periods ended December 31, 2017 was primarily due to a gain of $0.4 million related to a reduction in the Kecy escrow in fiscal 2017.

Interest Expense, Net

Interest expense, net was $0.9 million and $1.0 million for the three months ended December 31, 2017 and January 1, 2017, respectively, and was $1.9 million and $2.1 million for the six months ended December 31, 2017 and January 1, 2017, respectively.  The decrease in interest expense, net for the three and six months ended December 31, 2017 was primarily due to the refinancing of the Company’s senior secured credit facility.

Loss on Extinguishment of Debt

During the first quarter of fiscal 2017, approximately $0.7 million of unamortized deferred financing costs were expensed as a result of the extinguishment of our First Amended and Restated Credit Agreement.

Discontinued Operations

On September 15, 2017, the Company sold its subsidiary GF&F.  Income from continuing operations for the six months ended December 31, 2017 excludes the income from discontinued operations, before tax, of $3 thousand and the loss on disposition of this business, after tax, of $0.3 million.

In September 2016, the Company sold its subsidiary Tekna Seal LLC pursuant to the terms and conditions of a Membership Interests Purchase Agreement.  Income from continuing operations for the six months ended January 1, 2017 excludes the income from discontinued operations, before tax, of $0.1 million and the gain on disposition of this business, after tax, of $3.7 million.

Income Tax

Income tax benefit from continuing operations was $0.4 million and income tax expense was $30 thousand for the three months ended December 31, 2017 and January 1, 2017, respectively.  Income tax benefit was $0.2 million and $1.3 million for the six months ended December 31, 2018 and January 1, 2017, respectively.

The primary reason for the income tax benefit in the three and six months ended December 31, 2017 was due to the impact of the Tax Reform Act enacted on December 22, 2017, primarily reducing the U.S. corporate income tax rate from a maximum of 35% to 21% and reducing the valuation allowance previously recognized on AMT credit carryforwards, which will be refundable credits.  The primary reason for the income tax benefit in the prior year period was due to our net loss from continuing operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $0.4 million and $0.6 million as of December 31, 2017 and June 30, 2017, respectively, held in financial institutions outside the United States.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

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

As discussed in Note 9, Earnings Per Share, we have filed with the SEC a registration statement relating to a proposed public offering of non-transferrable subscription rights to purchase shares of ARC common stock.  The registration statement was declared effective February 9, 2018.  We expect to receive gross proceeds of approximately $10.0 million before expenses and use such proceeds for general working capital needs.

The securities constituting the rights offering may be offered and sold only pursuant to the prospectus forming a part of the registration statement.  The rights will be issued to holders of the Company’s common stock as of the record date of February 6, 2018.  The subscription price for the purchase of the Company’s common stock pursuant to the rights offering is $2.00 per share.  The rights offering will expire on February 25, 2018.  A copy of the prospectus forming a part of the Registration Statement may be obtained free of charge at the website maintained by the SEC at www.sec.gov or by contacting the Company’s subscription agent for the rights offering, Broadridge Corporate Issuer Solutions, Inc., toll-free at (855) 793-5068.

Our primary sources of liquidity are cash flows from operations, cash on hand, and revolving loans permitted under the Senior ABL Credit Facility.  As of December 31, 2017, $11.2 million of borrowings were outstanding under the senior secured revolving loan, with additional borrowings subject to compliance with the terms of our Senior ABL Credit Facility as described in Note 7.  While we believe these sources of liquidity, along with the proposed rights offering, to be sufficient to maintain ongoing operations for the next twelve months, we may seek additional sources of capital to provide incremental liquidity, to assist in the acceleration of organic growth, and to support the achievement of other strategic and financial objectives.

Operating Activities

Cash used in operating activities during the six months ended December 31, 2017 was $1.7 million, which consisted of the following:

•

Net loss of $7.9 million included $5.6 million of non-cash expenses, which consisted primarily of $5.0 million of depreciation and amortization, $0.4 million of share-based compensation and a loss on the sale of GF&F of $0.1 million; and

•	Cash provided by working capital of $0.6 million primarily resulted from a cash inflow of prepaids related to the net recognition of revenue related to tooling work in process.

Investing Activities

During the six months ended December 31, 2017, cash provided by investing activities was $1.5 million primarily due to the following:

•	Proceeds received from the sale of our subsidiary, GF&F, of $3.0 million; and
•	$1.5 million was invested in property and equipment primarily in our Precision Components Group segment to address customer requirements.

Financing Activities

During the six months ended December 31, 2017, cash used in financing activities was $0.4 million, primarily due to the following:

•	Net repayments on our long-term debt and capital lease obligations of $0.5 million; and
•	Receipt of $0.2 million from the issuance of stock through our employee stock purchase plan and the exercise of stock options.

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

As of December 31, 2017, we were not in compliance with our minimum availability covenant under the Senior ABL Credit Facility.  We received a waiver from Citizens Bank, N.A., which is effective through February 28, 2018.

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

Period	Fixed Charge Coverage Ratio
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of December 31, 2017 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,334
Less unfinanced portion of capital expenditures	(2,396)
Less expense for taxes paid in cash	(9)
Coverage Amount (a)	$9,929
Fixed Charges (b)	$6,516
Fixed Charge Coverage Ratio (a:b)	1.52:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
June 30, 2017 through June 30, 2018	4.00:1.00
July 1, 2018 and thereafter	3.50:1.00

The summary calculation of our Subordinated Loan Agreement Total Leverage Ratio as of December 31, 2017 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$48,639
Consolidated EBITDA (b)	$12,334
Maximum Total Leverage Ratio (a:b)	3.94:1.00

As of December 31, 2017, we were in compliance with our debt covenants under our Subordinated Loan Agreement.

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

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	December 31, 2017
Net loss	$(20,948)
Share-based compensation	773
Impairments	3,303
Interest expense, net	3,833
Income taxes	(1,575)
Depreciation and amortization	10,055
Transaction related expenses (1)	763
Restructuring and severance expenses	732
Non-recurring expenses	124
Other non-recurring expenses (2)	2,348
Other non-cash adjustments	7,296
Inventory write-offs and reserve adjustments	5,320
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	310
Consolidated EBITDA (3)	$12,334

(1)	Transaction related expenses relate to legal fees incurred to amend certain debt agreements and the sale of our non-core subsidiaries.
(2)

Other non-recurring expenses relate to certain capitalized tooling costs, an insurance claim for lost production at our Kecy facility, costs incurred to relocate our plastic injection molding operations, and certain projected cost reductions allowed as an adjustment to Consolidated EBITDA.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of December 31, 2017.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2017, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

We previously reported material weaknesses that were identified as of June 30, 2015.  Our information technology and accounting infrastructure was inadequate, which could lead to the untimely identification and resolution of accounting and disclosure matters.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

To address the material weaknesses associated with the Company’s information technology and accounting infrastructure, planned actions in fiscal year 2018 include:

•	Upgrade of our accounting and manufacturing software system to the latest version in our Colorado facilities. This upgrade will be coupled with a standardization of processes;
•	Reorganization of global finance team to consolidate operations, thereby creating greater efficiency and separation of duties;
•	Complete the implementation of our consolidation software package; and
•	Strengthen the documentation of processes, procedures, and the review and approval of financial activities at our facilities.

During fiscal year 2018, we implemented the following changes in our internal control over financial reporting to address the previously reported material weakness and to enhance our overall financial control environment:

•	We sold GF&F, which was a smaller, non-core subsidiary;
•

In November 2017, the Company hired a Chief Financial Officer, who is also a Certified Public Accountant, with significant experience in accounting, audit, finance, IT, treasury, risk management and U.S. listed company experience; and

•

Our Tooling business continues to improve its processes and procedures.  Accounting practices are becoming more standardized across our Colorado facilities and greater efficiencies have resulted as we move towards a single, shared services accounting department in Colorado.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2017, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, except with respect to the risk factors applicable to our rights offering, as set forth in the registration statement on Form S-1, as amended and filed with the SEC on February 7, 2018 and declared effective on February 9, 2018, as to which all such risk factors under the caption “RISK FACTORS” and set forth pages 16 through 20 of the prospectus constituting part of the registration statement are incorporated herein by reference thereto.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1*

Fourth Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of November 12, 2017.

10.2*	Waiver Letter between ARC Group Worldwide, Inc. and Citizens Bank, N.A., dated as of February 9, 2018.
10.3*

Fifth Amendment to the Subordinated Loan Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Capital Partners SBIC, L.P, dated as of February 9, 2018.

31.1*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1&	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1

Risk factors under the caption “RISK FACTORS” on Pages 16 through 20 of the prospectus constituting part of the registration statement on Form S-1, as amended and filed with the Commission on February 7, 2018 and declared effective on February 9, 2018, incorporated herein by reference thereto.

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

ARC GROUP WORLDWIDE, INC.

Date: February 9, 2018	/s/ Drew M. Kelley
	Name:	Drew M. Kelley
Interim Chief Executive Officer (Principal Executive Officer)
Date: February 9, 2018	/s/ Brian Knaley
	Name:	Brian Knaley
Chief Financial Officer (Principal Financial Officer)