Form 10-Q
period 2018-04-01
ARC Group Worldwide, Inc.
filed 2018-05-10
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

As of May 9, 2018, the Registrant had 23,306,061 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	April 1,	April 2,	April 1,	April 2,
	2018	2017	2018	2017
Sales	$21,460	$24,200	$59,764	$76,921
Cost of sales	20,354	21,410	57,606	64,949
Gross profit	1,106	2,790	2,158	11,972
Selling, general and administrative	3,261	4,803	10,299	14,321
Loss from operations	(2,155)	(2,013)	(8,141)	(2,349)
Other income (expense), net	(104)	88	26	893
Interest expense, net	(870)	(865)	(2,809)	(3,002)
Loss on extinguishment of debt	—	—	—	(723)
Loss before income taxes	(3,129)	(2,790)	(10,924)	(5,181)
Income tax benefit (expense)	13	(120)	207	1,181
Net loss from continuing operations	(3,116)	(2,910)	(10,717)	(4,000)
(Loss) gain on sale of subsidiaries and income (loss) from discontinued operations, net of tax	—	136	(276)	4,123
Net (loss) income	(3,116)	(2,774)	(10,993)	123
Net income attributable to non-controlling interest
Continuing operations	—	—	—	(22)
Discontinued operations	—	—	—	(4)
Net income attributable to non-controlling interest	—	—	—	(26)
Net (loss) income attributable to ARC Group Worldwide, Inc.	$(3,116)	$(2,774)	$(10,993)	$97

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.16)	$(0.16)	$(0.57)	$(0.22)
Discontinued operations	$—	$0.01	$(0.01)	$0.23
Attributable to ARC Group Worldwide, Inc.	$(0.16)	$(0.15)	$(0.58)	$0.01

Weighted average common shares outstanding:
Basic and diluted	20,051,710	18,152,739	18,832,365	18,133,397

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	April 1, 2018	June 30, 2017
ASSETS
Current assets:
Cash	$468	$593
Accounts receivable, net	11,070	10,488
Inventories, net	12,956	14,369
Prepaid expenses and other current assets	2,947	3,152
Current assets of discontinued operations	—	1,452
Total current assets	27,441	30,054
Property and equipment, net	40,543	41,349
Goodwill	6,412	6,412
Intangible assets, net	17,101	19,624
Other	356	291
Long-term assets of discontinued operations	—	1,893
Total assets	$91,853	$99,623

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,064	$8,681
Accrued expenses and other current liabilities	2,574	3,273
Deferred revenue	1,130	1,165
Bank borrowings, current portion of long-term debt	1,773	1,701
Capital lease obligations, current portion	1,396	1,470
Accrued escrow obligations, current portion	1,184	1,212
Current liabilities of discontinued operations	—	283
Total current liabilities	20,121	17,785
Long-term debt, net of current portion	35,564	42,822
Capital lease obligations, net of current portion	880	1,888
Accrued escrow obligations, net of current portion	—	1,184
Other long-term liabilities	948	1,017
Long-term liabilities of discontinued operations	—	260
Total liabilities	57,513	64,956

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 23,314,462 shares issued and 23,306,061 shares issued and outstanding at April 1, 2018, and 18,180,027 shares issued and 18,171,626 shares issued and outstanding at June 30, 2017	12	10
Treasury stock, at cost; 8,401 shares at April 1, 2018 and June 30, 2017	(94)	(94)
Additional paid-in capital	41,598	31,109
Retained earnings (accumulated deficit)	(7,438)	3,569
Accumulated other comprehensive income	262	73
Total stockholders’ equity	34,340	34,667
Total liabilities and stockholders’ equity	$91,853	$99,623

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the nine months ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net (loss) income	$(10,993)	$123
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,630	7,413
Share-based compensation expense	484	616
Loss (gain) on sale of asset	170	—
Loss (gain) on sale of subsidiaries	109	(5,456)
Bad debt expense and other	12	120
Deferred income taxes	—	194
Changes in working capital:
Accounts receivable	(469)	(184)
Inventory	1,247	(3,506)
Prepaid expenses and other assets	124	815
Accounts payable	3,148	2,324
Accrued expenses and other current liabilities	(1,758)	(640)
Deferred revenue	(35)	(305)
Net cash (used in) provided by operating activities	(331)	1,514

Cash flows from investing activities:
Purchases of property and equipment	(4,432)	(5,324)
Proceeds from sale of subsidiary	3,000	10,538
Net cash (used in) provided by investing activities	(1,432)	5,214

Cash flows from financing activities:
Proceeds from debt issuance	74,956	91,264
Repayments of long-term debt and capital lease obligations	(83,772)	(100,084)
Proceeds from rights offering, net	9,783	—
Payment of distributions to non-controlling membership interests from the sale of subsidiary	—	(453)
Purchase of non-controlling membership interests	—	(235)
Issuance of common stock under employee stock purchase plan and exercise of stock options	210	98
Net cash provided by (used in) financing activities	1,177	(9,410)
Effect of exchange rates on cash	461	(215)
Net decrease in cash	(125)	(2,897)
Cash, beginning of period	593	3,620
Cash, end of period	$468	$723
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,079	$2,917
Cash paid for income taxes, net of refunds	$52	$(858)

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a global advanced manufacturer offering a complete solution specializing in metal injection molding (“MIM”) and metal 3D printing (also referred to herein as additive manufacturing).  To further advance and support these core capabilities, the Company also offers complementary services including: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through its diverse product offering, the Company provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for its customers.

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks; therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The consolidated balance sheet as of June 30, 2017, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and Form S-1, as amended, that was previously filed and declared effective by the SEC on February 9, 2018.  The Company follows the same accounting policies for preparing quarterly and annual reports.

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

Comprehensive Income (Loss)

For each of the quarters and nine months ended April 1, 2018 and April 2, 2017, there were no material differences between net income (loss) and comprehensive income (loss).

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

The condensed consolidated statement of operations for the nine months ended April 1, 2018, includes the results of operations of GF&F through the sale date of September 15, 2017 and the loss on the sale of GF&F.  Financial information for discontinued operations for the three and nine months ended April 1, 2018 and April 2, 2017 is as follows (in thousands):

	For the three months ended		For the nine months ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Sales	$—	$1,272	$726	$4,854
Cost of sales	—	(960)	(615)	(3,598)
Gross profit	—	312	111	1,256
Selling, general and administrative	—	(183)	(108)	(745)
Income from discontinued operations, before income taxes	—	129	3	511
Income (loss) on sale of discontinued operations	—	(15)	(503)	5,374
Total income (loss) from discontinued operations, before income taxes	—	114	(500)	5,885
Income tax benefit on discontinued operations	—	22	224	(1,762)
Income (loss) from discontinued operations, net of tax	$—	$136	$(276)	$4,123

The following table presents the carrying amount as of June 30, 2017, of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheet (in thousands):

June 30, 2017
Current assets:
Accounts receivable, net	$687
Inventories, net	717
Prepaid expenses and other current assets	48
Total current assets	1,452
Property and equipment, net	181
Goodwill	1,712
Total assets of discontinued operations	$3,345

Current liabilities:
Accounts payable and accrued expenses	$283
Total current liabilities	283
Other long-term liabilities	260
Total liabilities of discontinued operations	$543

The following table presents depreciation and purchases of property and equipment of the discontinued operations related to GF&F (in thousands):

	For the nine months ended
	April 1, 2018	April 2, 2017
Depreciation of property and equipment	$—	$53
Purchases of property and equipment	—	(55)

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	April 1, 2018	June 30, 2017
Raw materials and supplies	$5,561	$5,357
Work-in-process	6,371	7,767
Finished goods	3,041	4,113
	14,973	17,237
Reserve for obsolescence	(2,017)	(2,151)
Inventory of discontinued operations	—	(717)
	$12,956	$14,369

As part of the Company’s plan to reduce selected inventory to match current market conditions, the Company decreased inventory within certain business units comprising the Precision Components Group segment by $2.7 million during the nine months ended April 1, 2018.  See Note 12, Segment Information, for a discussion about the Company’s segments.

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			April 1,	June 30,
	(in years)			2018	2017
Land		—		$1,264	$1,264
Building and improvements	7	-	40	17,249	18,125
Machinery and equipment	3	-	12	42,628	40,715
Office furniture and equipment	3	-	10	2,267	1,280
Construction-in-process		—		4,058	2,462
Assets acquired under capital lease				7,275	7,235
				74,741	71,081
Accumulated depreciation				(31,078)	(27,201)
Accumulated amortization on capital leases				(3,120)	(2,350)
Property and equipment of discontinued operations				—	(181)
				$40,543	$41,349

Depreciation expense totaled $1.7 million for the three months ended April 1, 2018 and April 2, 2017, and $5.1 million and $4.9 million for the nine months ended April 1, 2018 and April 2, 2017, respectively.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

Total goodwill of $6.4 million is assigned to the Company’s Precision Components Group.  The Company performs a goodwill impairment assessment on at least an annual basis.  The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.  During the fiscal quarter ended April 1, 2018, the Company assessed whether any such indicators of impairment existed and concluded there were none.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of April 1, 2018			As of June 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(888)	$2,530	$3,418	$(717)	$2,701
Customer relationships	24,077	(10,234)	13,843	24,077	(8,429)	15,648
Non-compete agreements	3,642	(2,914)	728	3,642	(2,367)	1,275
Total	$31,137	$(14,036)	$17,101	$31,137	$(11,513)	$19,624

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense for identifiable intangible assets totaled $0.8 million for the three months ended April 1, 2018 and April 2, 2017, and $2.5 million for the nine months ended April 1, 2018 and April 2, 2017.  Estimated future amortization expense for the next five years as of April 1, 2018, is as follows (in thousands):

Fiscal Years	Amount
2018	$841
2019	3,364
2020	2,636
2021	2,636
2022	2,636
Thereafter	4,988
Total	$17,101

There were no impairments of long-lived assets during the three and nine months ended April 1, 2018 and April 2, 2017.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	April 1, 2018	June 30, 2017
Senior secured revolving loan	$3,926	$10,071
Senior secured mortgage-based term loans	19,214	20,493
Subordinated term loan	15,000	15,000
Total debt	38,140	45,564
Unamortized deferred financing costs	(803)	(1,041)
Total debt, net	37,337	44,523
Current portion of long-term debt, net of unamortized deferred financing costs	(1,773)	(1,701)
Long-term debt, net of current portion and unamortized deferred financing costs	$35,564	$42,822

Senior Credit Agreement

On September 29, 2016, the Company and certain of its subsidiaries, entered into a new senior asset-based lending credit agreement with Citizens Bank, N.A. subsequently amended by amendments one through four (collectively, the “Senior ABL Credit Facility”). The Senior ABL Credit Facility provides the Company with the following extensions of credit and loans: (1) a Revolving Commitment in the principal amount of $25.0 million (the “Revolving Loan”) and (2) a mortgage-based Term Loan Commitment in the principal amount of $17.5 million (the “Term Loan”). The loans under the Senior ABL Credit Facility are secured by liens on substantially all domestic assets of the Company and guaranteed by the Company’s domestic subsidiaries who are not borrowers under the Senior ABL Credit Facility.

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

On February 9, 2018, the Company received a waiver from Citizens Bank, N.A. for any noncompliance with the minimum revolving credit availability covenant during the second fiscal quarter of 2018 and for not closing on the junior capital infusion prior to January 31, 2018. The waiver was effective through February 28, 2018. The Company was in compliance with all covenants as of the expiration date of the waiver.

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

As of April 1, 2018, the Company was in compliance with its debt covenants under the Subordinated Credit Facility, after giving effect to the fifth amendment discussed above.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of April 1, 2018 (in thousands):

2018 (1)	$510
2019	1,860
2020	34,785
2021	985
Total	$38,140

(1)	Represents long-term debt principal payments for the three months ending June 30, 2018.

NOTE 8 – Income Taxes

The income tax receivable was $0.6 million and $0.5 million at April 1, 2018 and June 30, 2017, respectively, which are included in other current assets.  The long-term income tax receivable was $0.3 million at April 1, 2018, which is included in other non-current assets.  The Company had unrecognized tax benefits for uncertain tax positions of $0.4 million and $1.0 million on April 1, 2018 and June 30, 2017, respectively, which are included in other long-term liabilities.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the President of the United States.  The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.  GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.  As a result of the Tax Reform Act, the Company recorded tax expense of $1.4 million due to a remeasurement of deferred tax assets and liabilities at a blended rate in the three months ended December 31, 2017, which is fully offset by a reduction in valuation allowance.  In addition, the Company recorded a tax benefit of $0.3 million due to a reduction in the valuation allowance previously recognized on alternative minimum tax (“AMT”) credit carryforwards.  Under the Tax Reform Act, AMT credit carryforwards are refundable credits.  The tax expense and benefit are provisional amounts and the Company’s current best estimate.  Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense, net of any related valuation allowance.  The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

NOTE 9 – Earnings Per Share

Net Income (Loss) Per Share – Basic and Diluted

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  As a result of the Company’s net loss from continuing operations, for the three months ended April 1, 2018 and April 2, 2017, approximately 43,938 and 466,119 shares, respectively, and for the nine months ended April 1, 2018 and April 2, 2017, approximately 85,316 and 332,031 shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

Rights Offering

On February 28, 2018, the Company completed a Rights Offering for gross proceeds of $10.0 million for 5,000,000 shares of its common stock pursuant to a registration statement on Form S-1, as amended, that was previously filed and declared effective by the SEC on February 9, 2018.  Of the 5,000,000 shares issued, 3,257,645 were issued to Everest Hill Group, the Company’s majority shareholder.  With the completion of the Rights Offering, Everest Hill Group holds approximately 52.9% of the Company’s outstanding common stock as of April 1, 2018.

The Company received net proceeds of approximately $9.8 million from the Rights Offering after deducting offering costs payable by the Company.  The proceeds were used for general corporate purposes.

NOTE 10 – Share-Based Compensation

The Company’s share-based compensation arrangements include grants of stock options under the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan and the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan and the Employee Stock Purchase Plan.  The share-based compensation expense recognized during the three months ended April 1, 2018 and April 2, 2017 was $0.1 million and $0.2 million, respectively, and during the nine months ended April 1, 2018 and April 2, 2017 was $0.5 million and $0.6 million, respectively, and is included in selling, general and administrative expense.  As of April 1, 2018, there was $0.4 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 11 – Commitments and Contingencies

During the third quarter of fiscal 2017, the Company’s stamping operations located in Michigan experienced a wind-generated power disruption that temporarily halted production for several days and severely damaged key equipment.  The Company is insured for these business interruption and equipment repair costs and filed an insurance claim with its insurance provider.  The estimated ongoing loss of approximately $1.1 million is expected to be fully covered by insurance, and $0.9 million was collected through the third quarter of fiscal 2018 and recorded in other income.  The remaining $0.2 million is recorded as an insurance claim receivable at April 1, 2018.

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through 2022, which contain various renewal options.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through 2024.  The capital leases have interest rates ranging from 3.0% to 6.3%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of April 1, 2018, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

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

•

The 3DMT Group consists of 3D Material Technologies, LLC (“3DMT”), our metal 3D printing and additive manufacturing operations, primarily servicing the aerospace, medical and dental, and firearms and defense industries.

The historical results of Tekna Seal, which were included in the Precision Components Group segment, and the historical results of the Flanges and Fittings Group segment have been reflected as discontinued operations.  Historical segment information has been restated.  Summarized segment information for the three and nine months ended April 1, 2018 and April 2, 2017 is as follows (in thousands):

	Three months ended		Nine months ended
	April 1,	April 2,	April 1,	April 2,
	2018	2017	2018	2017
Sales:
Precision Components Group	$16,248	$17,959	$43,650	$58,735
Stamping Group	4,798	5,297	13,909	15,988
3DMT Group	414	914	2,205	1,770
Wireless Group	—	30	—	428
Consolidated sales	$21,460	$24,200	$59,764	$76,921

Operating costs:
Precision Components Group	$16,747	$18,077	$47,369	$56,210
Stamping Group	4,910	5,712	14,657	16,112
3DMT Group	1,187	1,144	3,187	2,857
Wireless Group	—	119	—	545
Consolidated operating costs	$22,844	$25,052	$65,213	$75,724

Segment operating income (loss):
Precision Components Group	$(499)	$(118)	$(3,719)	$2,525
Stamping Group	(112)	(415)	(748)	(124)
3DMT Group	(773)	(230)	(982)	(1,087)
Wireless Group	—	(89)	—	(117)
Corporate (1)	(771)	(1,161)	(2,692)	(3,546)
Total segment operating loss	$(2,155)	$(2,013)	$(8,141)	$(2,349)

Interest expense, net	(870)	(865)	(2,809)	(3,002)
Loss on extinguishment of debt	—	—	—	(723)
Other income, net	(104)	88	26	893
Non-operating expense	(974)	(777)	(2,783)	(2,832)
Consolidated loss before income taxes and non-controlling interest	$(3,129)	$(2,790)	$(10,924)	$(5,181)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Nine months ended
	April 1,	April 2,	April 1,	April 2,
Customer	2018	2017	2018	2017
1 (b)	8.2%	6.0%	8.9%	6.2%
2 (a)	12.3%	8.1%	8.7%	11.9%
3 (a)	11.7%	5.7%	8.6%	7.1%
4 (a)	6.0%	14.2%	7.9%	12.7%
5 (b)	* %	6.0%	* %	6.3%
6 (a)	* %	* %	* %	* %
Total	38.2%	40.0%	34.1%	44.2%

* Customer represented less than 5% of sales for the periods presented.

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables
	April 1,	June 30,
Customer	2018	2017
1	6.7%	**	%
2	** %	**	%
3	13.6%	**	%
4	5.9%	14.7%
5	** %	**	%
6	5.3%	—%
Total	31.5%	14.7%

** Customer represented less than 5% of accounts receivable for the periods presented.

NOTE 14 – Subsequent Events

On May 3, 2018 the Company anncounced that Drew M. Kelley, Interim Chief Executive Officer, was resigning effective May 10, 2018 and that Alan Quasha, current Chairman of the Board of Directors of ARC Group Worldwide, Inc. would assume the dual roles as Chairman and Chief Executive Officer effective May 3, 2018.

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

Our business model is to accelerate the widespread adoption of MIM and additive manufacturing, supported by other key technologies, including automation, robotics, and production software in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  More specifically, the two key pillars of our business strategy are centered on the following areas:

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

Separately, U.S. manufacturing has been rejuvenated as global wage disparities mitigate and traditional labor-intensive processes are displaced by technology.  We believe these macroeconomic trends will aid in the adoption of our business strategy.

Our key fundamental strengths are built upon core capabilities, including:

•

Metal Injection Molding.  We are a large and well-respected MIM provider.  As a pioneer of MIM technology, and driven by our material science understanding, powder metallurgy experience, and established global facilities, we are one of the most advanced MIM operators in the marketplace.  ARC provides high-quality, complex, precise, net-shape metal components to market-leading companies in numerous sectors, including the medical and dental, firearm and defense, automotive, aerospace, consumer durable, and electronic device industries.  Further, our process is highly automated, utilizing advanced robotics and automation to facilitate high levels of quality and efficiency.

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

Results of Operations – Three and Nine Months Ended April 1, 2018 and April 2, 2017

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	April 1, 2018		April 2, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$16,248	75.7%	$17,959	74.2%
Stamping Group	4,798	22.4%	5,297	21.9%
3DMT Group	414	1.9%	914	3.8%
Wireless Group	—	—	30	0.1%
Total	$21,460	100.0%	$24,200	100.0%
$ Change	$(2,740)
% Change	-11.32%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$1,393	8.6%	$2,576	14.3%
Stamping Group	287	6.0%	72	1.4%
3DMT Group	(574)	-138.6%	145	15.9%
Wireless Group	—	—	(3)	-10.0%
Total	$1,106	5.2%	$2,790	11.5%
$ Change	$(1,684)
% Change	-60.36%

	Nine Months Ended
	April 1, 2018		April 2, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$43,650	73.0%	$58,735	76.4%
Stamping Group	13,909	23.3%	15,988	20.8%
3DMT Group	2,205	3.7%	1,770	2.3%
Wireless Group	—	—	428	0.5%
Total	$59,764	100.0%	$76,921	100.0%
$ Change	$(17,157)
% Change	-22.30%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$2,012	4.6%	$10,495	17.9%
Stamping Group	563	4.0%	1,345	8.4%
3DMT Group	(417)	-18.9%	18	1.0%
Wireless Group	—	—	114	26.6%
Total	$2,158	3.6%	$11,972	15.6%
$ Change	$(9,814)
% Change	-81.97%

Sales

For the Three Months Ended April 1, 2018 Compared to the Three Months Ended April 2, 2017

•

Precision Components Group sales during the three months ended April 1, 2018 decreased by $1.7 million, or 9.5%, due to lower MIM sales of $2.8 million partially offset by increases in plastic and tooling sales of $0.9 million, the net decline is primarily associated with customers in the firearms and defense industries relative to prior year periods.

•

Stamping Group sales during the three months ended April 1, 2018 decreased by $0.5 million, or 9.4%, due to certain program completions. These completions were partially offset by the receipt of new automotive replacement programs.

•	3DMT sales during the three months ended April 1, 2018 decreased by $0.5 million, or 54.7%, primarily due to lower sales to defense and aerospace customers.

For the Nine Months Ended April 1, 2018 Compared to the Nine Months Ended April 2, 2017

•

Precision Components Group sales during the nine months ended April 1, 2018 decreased by $15.1 million, or 25.7%, due to lower MIM sales of $7.6 million and lower plastic and tooling sales of $5.5 million, declines primarily associated with customers in the firearms and defense industries.

•

Stamping Group sales during the nine months ended April 1, 2018 decreased by $2.1 million, or 13.0%, primarily due to a wind-generated power disruption in late fiscal 2017 and certain program completions, being partially offset by the awarding of replacement programs to us primarily in the automotive industry.  The Company expects insurance to cover generally all damages and business interruption associated with the power disruption.

•	3DMT sales during the nine months ended April 1, 2018 increased by $0.4 million, or 24.6%, primarily due to higher sales to defense customers.

Gross Profit and Gross Margin

Gross profit is affected by a number of factors including unit volumes, pricing, product mix, (including the mix of new and ongoing parts), cost of labor and raw materials, competition, new products and services as a result of acquisitions,   and capacity utilization.  In the case of acquisitions and new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead.  Gross margin can improve over time if manufacturing volumes increase and as our utilization rates and overhead absorption improve.  As a result of these various factors, our gross margin varies from period to period.

For the Three Months Ended April 1, 2018 Compared to the Three Months Ended April 2, 2017

•

Precision Components Group gross profit decreased $1.2 million and gross margin decreased 45.9% during the three months ended April 1, 2018.  The decreases in gross profit and gross margin were related to the decrease in revenue and customer volumes, primarily in the firearm and defense industries, as well as planned inventory reduction initiatives, coupled with an associated under-utilization of capacity in our Colorado facilities.  Planned decreases in inventory resulted in a corresponding increase in expense recognition, negatively impacting gross profit by $1.3 million in the quarter, or 77.2%, of the overall decrease in gross margin.

•

Stamping Group gross profit increased $0.2 million and gross margin increased 299.0% during the three months ended April 1, 2018.  The primary reasons for the increases in gross profit and gross margin were higher margin tooling sales related to new product launches coupled with cost reduction initiatives.

•

3DMT gross profit decreased $0.7 million during the three months ended April 1, 2018.  Negative gross margin decreased to 495.9% in the three months ended April 1, 2018, compared with positive gross margin of 15.9% in the prior year period. The decline was primarily driven by the previously referenced lower revenue coupled with the build out and expansion of our production capabilities which included costs of moving into a new dedicated facility.

For the Nine Months Ended April 1, 2018 Compared to the Nine Months Ended April 2, 2017

•

Precision Components Group gross profit decreased $8.5 million and gross margin decreased 80.8% during the nine months ended April 1, 2018.  The decreases in gross profit and gross margin were related to the decrease in revenue and customer volumes, primarily in the firearm and defense industries, as well as planned inventory reduction initiatives, coupled with an associated under-utilization of capacity in our Colorado facilities.  Planned decreases in inventory resulted in a corresponding increase in expense recognition, negatively impacting gross profit by $2.6 million for the nine month period, or 26.5%, of the overall decrease in gross margin.  Further, the inventory reduction program also resulted in a significant reduction in production hours at these facilities, which had a further incremental impact on gross profit due to reduced cost absorption.

•

Stamping Group gross profit decreased $0.8 million and gross margin decreased 58.2% during the nine months ended April 1, 2018.  The primary reasons for the decreases in gross profit and gross margin were lower sales and lower margin tooling sales related to new product launches.

•

3DMT gross profit decreased $0.4 million during the nine months ended April 1, 2018.  Gross margin decreased to a negative gross margin of (18.9)% in the nine months ended April 1, 2018, compared with a positive gross margin of 1.0% in the prior year period. The decline was primarily driven by the previously referenced lower revenue coupled with the build out and expansion of our production capabilities which included costs of moving into a new dedicated facility.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended April 1, 2018 and April 2, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $3.3 million, or 15.4% of sales, for the three months ended April 1, 2018, compared with $4.8 million, or 19.8% of sales, for the three months ended April 2, 2017.  SG&A from continuing operations totaled $10.3 million, or 17.2% of sales, for the nine months ended April 1, 2018, compared with $14.3 million, or 18.6% of sales, for the nine months ended April 2, 2017.  The decreases in SG&A expense for the three and nine months ended April 1, 2018 were primarily due to lower labor and labor related costs related to our ongoing cost reduction initiatives.

Other Income (Expense), Net

Other income (expense), net was $(0.1) million and $0.1 million for the three months ended April 1, 2018 and April 2, 2017, respectively, and was $0.1 million and $0.9 million for the nine months ended April 1, 2018 and April 2, 2017, respectively.  The decrease in other income, net during the three month period ended April 1, 2018 was primarily due to a change in foreign exchange rates for foreign denominated accounts. The decrease in the nine month period was primarily due to the Stamping escrow in fiscal 2017 and the aforementioned exchange rate differences.

Interest Expense, Net

Interest expense, net was $0.9 million and $0.9 million for the three months ended April 1, 2018 and April 2, 2017, respectively, and was $2.8 million and $3.0 million for the nine months ended April 1, 2018 and April 2, 2017, respectively.  The decrease in interest expense, net for the three and nine months ended April 1, 2018 was primarily due to the refinancing of the Company’s senior secured credit facility facility and the lowering of the senior secured revolving loan via the partial use of proceeds from our Rights Offering.

Loss on Extinguishment of Debt

During the first quarter of fiscal 2017, approximately $0.7 million of unamortized deferred financing costs were expensed as a result of the extinguishment of our First Amended and Restated Credit Agreement.

Discontinued Operations

In September 15, 2017, the Company sold its subsidiary GF&F.  Income from continuing operations for the nine months ended April 1, 2018 excludes the income from discontinued operations, before tax, of $3 thousand and the loss on disposition of this business, after tax, of $0.3 million.

In September 2016, the Company sold its subsidiary Tekna Seal LLC.  Income from continuing operations for the nine months ended April 2, 2017 excludes the income from discontinued operations, before tax, of $0.1 million and the gain on disposition of this business, after tax, of $3.7 million.

Income Tax

Income tax benefit (expense) from continuing operations was $0.1 million and income tax expense was $(0.1) million for the three months ended April 1, 2018 and April 2, 2017, respectively.  Income tax benefit was $0.2 million and $1.2 million for the nine months ended April 1, 2018 and April 2, 2017, respectively.

The primary reason for the income tax benefit in the three and nine months ended April 1, 2018 was due to the impact of the Tax Reform Act enacted on December 22, 2017, primarily reducing the U.S. corporate income tax rate from a maximum of 35% to 21% and reducing the valuation allowance previously recognized on AMT credit carryforwards, which will be refundable credits.  The primary reason for the income tax benefit in the prior year period was due to our net loss from continuing operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $0.5 million and $0.6 million as of April 1, 2018 and June 30, 2017, respectively, held in financial institutions outside the United States.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

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

As discussed in Note 9, Earnings Per Share, we completed a Rights Offering during the quarter for net proceeds of $9.8 million, after expenses, and such proceeds were used for general working capital needs.

Our primary sources of liquidity are cash flows from operations, cash on hand, and revolving loans permitted under the Senior ABL Credit Facility.  As of April 1, 2018, $3.9 million of borrowings were outstanding under the senior secured revolving loan, with additional borrowings subject to compliance with the terms of our Senior ABL Credit Facility as described in Note 7.  While we believe these sources of liquidity to be sufficient to maintain ongoing operations for the next twelve months, we may seek additional sources of capital to provide incremental liquidity, to assist in the acceleration of organic growth, and to support the achievement of other strategic and financial objectives.

Operating Activities

Cash used in operating activities during the nine months ended April 1, 2018 was $0.3 million, which consisted of the following:

•

Net loss of $11.0 million included $8.4 million of non-cash expenses, which consisted primarily of $7.6 million of depreciation and amortization, loss on sale of an asset $0.2 million, $0.4 million of share-based compensation and a loss on the sale of GF&F of $0.1 million; and

•

Cash provided by working capital of $2.3 million, primarily the result of cash inflow from our ongoing  inventory reduction plan and better efficiency in managing overall working capital, combined with net growth in accounts payable and accrued liabilities associated with higher sales in the third quarter.

Investing Activities

During the nine months ended April 1, 2018, cash used by investing activities was $1.4 million primarily due to the following:

•	Proceeds received from the sale of our subsidiary, GF&F, of $3.0 million; and
•

$4.4 million was invested in property and equipment primarily in our Precision Components Group segment to address customer requirements. This amount included temporary on-balance sheet financing of $2.5 million in selected manufacturing equipment investments.

Financing Activities

During the nine months ended April 1, 2018, cash provided by financing activities was $1.2 million, primarily due to the following:

•	Net repayments on our long-term debt and capital lease obligations of $8.8 million;
•	Receipt of $9.8 million of net proceeds from a completed Rights Offering; and
•	Receipt of $0.2 million from the issuance of stock through our employee stock purchase plan and the exercise of stock options.

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

Senior ABL Credit Facility Financial Covenant.  Our Senior ABL Credit Facility contains a financial covenant, summarized as follows:

Minimum Availability.  We are required to maintain at least $3,500,000 in revolving credit availability.

As of April 1, 2018, we were in compliance with our minimum availability covenant under the Senior ABL Credit Facility.

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

Period	Fixed Charge Coverage Ratio
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of April 1, 2018 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$11,104
Less unfinanced portion of capital expenditures	(2,834)
Coverage Amount (a)	$8,270
Fixed Charges (b)	$6,730
Fixed Charge Coverage Ratio (a:b)	1.23:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
June 30, 2017 through June 30, 2018	4.00:1.00
July 1, 2018 and thereafter	3.50:1.00

The summary calculation of our Subordinated Loan Agreement Total Leverage Ratio as of April 1, 2018 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$40,416
Consolidated EBITDA (b)	$11,104
Maximum Total Leverage Ratio (a:b)	3.64:1.00

As of April 1, 2018, we were in compliance with our debt covenants under our Subordinated Loan Agreement.

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

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	April 1, 2018
Net loss	$(21,290)
Share-based compensation	618
Impairments	3,303
Interest expense, net	3,838
Income taxes	(1,686)
Depreciation and amortization	10,127
Transaction related expenses (1)	719
Restructuring and severance expenses	757
Non-recurring expenses	270
Other non-cash adjustments	8,598
Inventory write-offs and reserve adjustments	5,436
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	414
Consolidated EBITDA (2)	$11,104

(1)	Transaction related expenses relate to legal fees incurred to amend certain debt agreements and the sale of our non-core subsidiaries.
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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of April 1, 2018.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of April 1, 2018, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

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
•

In November 2017, the Company hired a Chief Financial Officer, who is also a Certified Public Accountant, with significant experience in accounting, audit, finance, IT, treasury, risk management and U.S. listed company experience; and

•

Our Tooling business continues to improve its processes and procedures.  Accounting practices are becoming more standardized across our Colorado facilities and greater efficiencies have resulted as we move towards a single, shared services accounting department in Colorado

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended April 1, 2018, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

ARC GROUP WORLDWIDE, INC.

Date: May 10, 2018	/s/ Alan G. Quasha
	Name:	Alan G. Quasha
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2018	/s/ Brian Knaley
	Name:	Brian Knaley
Chief Financial Officer (Principal Financial Officer)