Form 10-K
period 2018-06-30
ARC Group Worldwide, Inc.
filed 2018-09-28
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of January 1, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $18.8 million, based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Capital Market Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 28, 2018, there were 23,349,478 shares of the registrant’s $0.0005 par value common stock outstanding.

Portions of the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

ITEM 1. BUSINESS

Overview

ARC Group Worldwide, Inc. is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”).  To further advance and support these core capabilities, the Company also offers complementary services associated with: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through our diverse product offering, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

Our Business Model

Our business model is to accelerate the widespread adoption of MIM, along with other key technologies, including automation, robotics, and production software in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  More specifically, the two key pillars of our business strategy are centered on the following areas:

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

Our key fundamental strengths are built upon core capabilities, including:

•

Metal Injection Molding.  We are a large and well-respected MIM provider.  As a pioneer of MIM technology, and driven by our material science understanding, powder metallurgy experience, and established global facilities, we are one of the most advanced MIM operators in the marketplace.  ARC provides high-quality, complex, precise, net-shape metal components to market-leading companies in numerous sectors, including the medical and dental, aerospace, automotive, defense, consumer durable, and electronic device industries. Further, our process is highly automated, utilizing advanced robotics and automation to ensure high levels of quality and efficiency.

•

Additional Complementary Metal and Plastic Fabrication Capabilities.  We offer a number of additional specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include precision stamping, magnesium injection molding, computer numerical control machining, and plastic injection molding (including medical clean room applications).

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

Our History

ARC was incorporated in the State of Utah on September 30, 1987.  On August 8, 2012, we acquired Advanced Forming Technology, Inc. (“AFT”), a leading provider of MIM components to a variety of industries.  AFT is comprised of two operating units, AFT-U.S. and AFT-Hungary.  Concurrently, we acquired all of the shares of Quadrant Metals Technology, LLC (“QMT”), whose subsidiary, FloMet LLC (“FloMet”), provided high-quality fabricated metal components to diverse industries, among them medical and dental device, electronic device, defense, and the fluid handling industries, including energy.

On December 12, 2013, ARC formed a new division, 3D Metal Technologies, LLC (“3DMT”).  3DMT is focused on utilizing ARC’s experience in 3D printing, rapit prototyping, short run production, and tooling to reduce customer’s ‘time to market’.

On April 7, 2014, we acquired two companies, Advance Tooling Concepts, LLC (“ATC”) and Thixoforming LLC (“Thixoforming”).  ATC is a leading plastic injection molding company, offering complete, turnkey plastic injection molding capabilities, as well as fully-staffed and equipped in-house molding and tooling for diverse markets, including the medical and dental device, electronic, defense, and consumer industries.  Thixoforming is a leading provider of magnesium injection molding, producing complex, high-density injection molding components from magnesium alloys.

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

During 2017, the Company determined two subsidiaries, Tekna Seal LLC (“Tekna Seal”) and ARC Wireless, LLC, were not essential to core, ongoing growth operations and subsequently divested them.  Also, during 2017, the Company decided to divest General Flange & Forge LLC (“GF&F”) and classified the business as held for sale on June 30, 2017.  GF&F was sold on September 15, 2017 (see Note 3, Divestitures, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8, for further information).

On July 21, 2018, the Company merged and consolidated its subsidiaries ATC, a colorado limited liability company, and Thixoforming, a Colorado limited liability company, into AFT, a Colorado corporation.  Following the merger and consolidation on June 22, 2018, AFT changed its name to ARC Coloardo, Inc.

On July 17, 2018, the Company’s Board of Directors approved a plan to explore hiring a third party to help market and sell 3DMT.  On July 25, 2018, the Company entered into an agreement with a third party to market 3DMT for sale.  The Company is currently assessing what a reasonable estimated sale price would be fore the sale of 3DMT.

Everest Hill Group Inc. (“Everest Hill Group”) has been our major stockholder since 2008.  Over its 35-year investment history, Everest Hill Group and its affiliated investment vehicles have invested in over 75 companies, including approximately 40 active portfolio companies.  We believe that Everest Hill Group’s successful investment track record and long-term investment horizon provides value to our Company and its shareholders.

Industry Overview

We serve the global manufacturing industry as a provider of holistic prototype development and production solutions.  In particular, we manufacture highly-engineered, precision components for OEMs in the medical and dental device, aerospace, defense, and automotive industries, among others.  While our manufacturing technologies continue to gain market acceptance, they currently represent a fractional share of the global manufacturing market.

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

•

Demand for Efficient and Consolidated Supply Chain.  The existing supply chain offers opportunities for improvement as OEMs procure parts, components, and sub-assemblies from many suppliers.  A large supplier base requires OEM customers to invest substantial time and capital in the coordination and management of their supply chains, with OEMs maintaining large numbers of employees devoted solely to procurement and supply chain management.  Additionally, the lead times necessary to fulfill OEM purchase orders often require several weeks, or months, due to the time associated with tooling, testing, manufacturing, and shipping complex parts.  Consequently, our OEM customers are seeking solutions that will achieve the following goals:

•

Reduced Lead Times.  Our OEM customers experience production bottlenecks in the quoting and quick-turn/prototyping phases of the production cycle.  In order to reduce overall lead times, our customers are seeking technologically enabled solutions that eliminate inefficiencies in their procurement process.

•

Rationalization of Suppliers.  Many of our customers have implemented company-wide initiatives to reduce the complexity of their respective supply chains.  In selecting their ongoing supply partners, these customers are seeking industry leaders that offer an established market presence, financial flexibility and stability, the ability to supply multiple parts/components and an established track record of supplying technologically advanced, highly engineered parts/components with rapid turnaround times.

Competitive Strengths

We believe our competitive strengths include:

•

Leading Market Position in MIM, with High Barriers to Entry.  We believe we are one of the largest companies in the fragmented global MIM industry.  Further, we believe our unique, proprietary production processes, metallurgical expertise, longstanding customer relationships, well-established industry reputation, and track record for quality products and services provide us with a competitive advantage over other market participants.  Additionally, we have made a sizeable capital investment in MIM machinery, as well as the software and other complementary services necessary to maintain and grow our business.  We believe there are a limited number of other market participants of comparable size and experience, with the vast majority of competitors being substantially smaller in size, scale, capabilities, and expertise.  We believe that the development of high-quality, commercially scalable MIM production would require any new competitors to invest significant capital and years of research and development before being able to commercially compete with us, thereby resulting in high barriers to entry for any new participants in the industry.

•

Emphasis on Other Advanced Manufacturing Technologies.  We believe our adoption and continued implementation of other advanced manufacturing technologies, such as robotics, material development, RapidMIM, and modular tooling, are key competitive advantages in the fragmented market in which we operate.  These technologies provide our customers with reduced order turnaround times and customized engineering solutions, while strengthening our customer relationships and enhancing our ability to market a broader and differentiated suite of products.  We believe our capital investment and collective experience with these technologies would be difficult to replicate for smaller or limited-product-suite competitors.

•

Differentiated Business Model.  We believe that our business model is highly differentiated from many of our competitors.  Historically, we generally manufactured some of the most critical and difficult-to-produce components for our customers’ products.  As such, we have been able to expand the scope of products we offer to our customers to include other value-added services, including plastic injection molding and rapid tool making, among others.  We believe our full-service solution represents a distinct competitive advantage in the marketplace and will increasingly become an even more important value differentiator going forward.

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

Business Strategy

Our business strategy focuses on growing revenues through the addition of new customers, organically increasing our “wallet share” from existing customers, developing technology to improve the manufacturing process, and making strategic acquisitions to advance the scope and scale of our product offerings.  In order to achieve this, we have implemented the following strategic initiatives:

•

Provide Customers with Faster and Higher Quality Solutions.  We believe that a key competitive differentiator in our business is utilizing technological solutions to increase customers’ speed-to-market.  We believe our technology-enhanced service offerings can reduce lead times and produce greater manufacturing efficiency.  We also focus on utilizing our team of engineers and production experts to engage with customers at the design phase of their product development and endeavor to have them adopt our solutions throughout the entire manufacturing process, from prototype through large-scale commercial production, in order to create a deeper long term partnership.

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

•

Expand Sales Force and Marketing.  We have a highly skilled, technically focused sales force and look to strategically expand our presence in markets and sectors as appropriate.  Each ARC sales representative is generally responsible for selling our complete suite of solutions to target customers.  Traditional sales methodologies are supported and complemented by our online initiatives.  Further, we believe that international markets present a compelling growth opportunity for our business, and we have been exploring those opportunities.

•

Continue to Pursue Strategic Acquisitions.  We intend to identify, and where and when appropriate, continue to pursue acquisitions that meet our core strategic and financial criteria.  In particular, we seek companies that offer complementary products and services to our existing portfolio, while at the same time, provide us with access to new customer bases to cross-sell our existing solutions.  We believe there are numerous potential acquisition targets that meet our targeted criteria, and we intend to continue to pursue such acquisitions in the future.

Reporting Segments

See Note 13, Segment Information, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8, for further information on our segments.

Employees

As of June 30, 2018, our global workforce, excluding contractors, totaled approximately 530 employees.  None of our U.S. employees are covered by a collective bargaining agreement.  Substantially all of our international employees are members of unions or subject to workers’ councils or similar statutory arrangements.  Management considers its relations with all of its employees to be in good standing.

Customer Base

Our largest five customers accounted for approximately 36.9% and 45.0% of our 2018 and 2017 revenue, respectively.  The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

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

A relatively small number of customers have historically contributed a material percentage of our manufacturing product sales.  Our five largest customers accounted for approximately 36.9% of our fiscal year 2018 revenue.  Our metal 3D printing operations also rely on a small number of customers.  The concentration of our business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.  Through acquisitions and organic growth, we seek to diversify both our offerings and our customer base.  Assuming our continued customer diversification, we do not believe the loss of any one of our core customers would have a long-term material adverse effect on our results of operations.  However, there can be no assurance that the loss of any one or more of our core customers would not have a material adverse effect on our results of operations, at least in the short term.

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

In case of a disruption of our operations at our manufacturing facilities due to significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, or other reasons, our financial performance could be adversely affected as a result of our inability to meet customer demand for our products.  Interruptions in production could increase our cost of sales, harm our reputation, and adversely affect our ability to attract or retain our customers.  Our highly automated manufacturing equipment and 3D printers may take longer to repair or replace than conventional manufacturing systems.  In addition, some of our equipment may be heavily modified over time with adaptations and customization for specific customers that may make our equipment more susceptible to malfunctions that cannot be easily repaired.  In addition, our business continuity plans may not be sufficient to address disruptions attributable to all magnitudes of natural disaster risks at our geographically disparate facilities, such as hurricane risk at our Florida plant, seismic risks at our Colorado facility, and severe winter weather risks at our Colorado, Michigan, and Ohio facilities.  Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our profitability and financial condition.  We maintain property damage insurance, which we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could adversely affect our business, financial condition, and results of operations.

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

We face an inherent risk of exposure to product liability claims.  We sell components for medical and dental, aerospace, automotive, defense, consumer durable, and electronic device industries, any of which may be susceptible to failure that may cause physical injury or death.  We may incur significant losses due to lawsuits, including potential class actions, resulting from such adverse events.  We may also incur losses from lawsuits relating to the improper use of any of our products and components.  In addition, claims or lawsuits related to products that we sell or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line thus reducing revenues, possibly significantly.  Although we maintain production quality controls and procedures, we cannot assure that the products sold will be free from defects.  In addition, when manufacturing our products, we also use components manufactured by third parties, which may have defects.  We maintain insurance coverage for product liability claims.  The insurance policies have limits, however, and may not be sufficient to cover claims made.  In addition, this insurance may not continue to be available at a reasonable cost.  With respect to components manufactured by third-party suppliers, the contractual indemnification that we may seek from our third-party suppliers may be limited and thus insufficient to cover claims made against us.  If insurance coverage or contractual indemnification is insufficient to satisfy product liability claims made against us, the claims could have an adverse effect on our business and financial condition.  Even claims without merit could harm our reputation, reduce demand for our products, cause us to incur substantial legal costs and distract the attention of our management.  The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.

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

We rely on our enterprise resource planning systems to support such critical business operations as processing sales orders, invoicing, inventory control, purchasing and supply chain management, human resources, and financial reporting.  If we are unable to successfully implement major systems initiatives and maintain critical information systems with adequate redundancy and backup resources as well as sufficient levels of security to protect against unauthorized access or damage to our information systems, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, or our ability to timely and accurately report our financial results.

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

Our management and our external auditors noted that we need to improve our information technology and accounting infrastructure.  The auditors identified these material weaknesses as matters that, in the auditors’ judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.  In fiscal 2019, we will continue to devote significant resources to remediate and improve our internal controls.  We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our brand and operating results or cause us to fail to meet our reporting obligations.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The Colorado Geological Survey has concluded that there may be a risk of ground subsidence due to the former mining operations on a small portion of our Colorado property where our principal facilities are located.  In the event of a subsidence event, certain of our buildings, equipment and inventory that are material to our business could be damaged or rendered unusable.  A subsidence event could also result in death, serious bodily harm or injury to our employees and other persons in the vicinity, as well as materially harm our facilities.  In addition, our Colorado subsidiaries and our Company could be liable for possible collateral damage or harm, such as possible release of any hazardous waste into the environment.  As such, liabilities are not insured, the payment of any personal injury damages and facility remediation and equipment replacement costs, as well as lost revenues attributable to interruption of our ability to conduct business, could result in a material adverse effect on our business or reduced asset value and reduction in funds available for other corporate purposes.

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

Our profitability may be materially affected by changes in the market price and availability of certain raw materials, most of which are linked to the commodity markets.  The principal raw materials we purchase may become very expensive.  Prices for copper, steel, aluminum, and certain polymers, derived from oil and natural gas, have experienced significant volatility as a result of changes in the levels of global demand, supply disruptions, and other factors.  As a result, we have adjusted our prices for certain products and may have to adjust prices again in the future.  Delays in implementing price increases or a failure to achieve market acceptance of price increases has in the past and could in the future have a material adverse impact on our results of operations.  Any significant increase in raw material prices could have a significant adverse effect on our businesses.  In particular, metal powders, especially nickel and chrome, are subject to volatile pricing on world commodity markets.  Significant increases in prices of metal powders may negatively impact our MIM companies’ profitability if those increases cannot be passed along to customers.  Decisions made by major mining companies as to increasing or reducing capacities for mining and refinement of these metals could also significantly affect supplies.  In addition, pricing and availability of steel and steel scrap in the world market has a large impact on pricing of these products and, thus, impacts our metal stamping businesses.  Our margins may be adversely subject to price increases by our suppliers that we may not be able to pass along to customers because of competitive decisions by our larger competitors.  There is no assurance that we will be able to obtain reasonably priced supply sources in the future.

We are dependent on a limited number of key suppliers for certain raw materials and components.

For certain of our raw material and component purchases, including certain polymers, copper rod, copper and aluminum tapes, fine aluminum wire, steel wire, and other components, we are dependent on a limited number of key suppliers.  We have not to date experienced any serious disruptions in deliveries of raw materials from our key suppliers or been unable to obtain materials from alternate suppliers at comparable prices; however, there is a risk that such disruptions could occur in the future at any time and have a material adverse effect on our business.  While we rely upon long-term relationships, we generally do not enter into long-term contracts with our key suppliers.  The timely procurement of necessary raw materials is critical to each of our operations.  In addition, some raw materials are available only from certain suppliers.  Consequently, poor supply capacity amid tight demand for these materials, as well as natural disasters or accidents, or other events that negatively impact our suppliers, could adversely affect their timely procurement.  Our key suppliers have in the past and could in the future experience production, operational or financial difficulties, or there may be global shortages of the raw materials or components we use, and our inability to find sources of supply on reasonable terms could have a material adverse effect on our ability to manufacture products in a cost-effective way.

A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.

We maintain insurance covering our normal business operations, including property and casualty protection that we believe is adequate.  We do not generally carry insurance covering wars, acts of terrorism, earthquakes, or other similar catastrophic events.  We may not be able to obtain adequate insurance coverage on financially reasonable terms in the future.  A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.  In addition, the financial health of our insurers may deteriorate, which could result in non-payment of our claims.

The overall global manufacturing industry, and certain of its sectors in particular, tend to be cyclical and/or seasonal.  A downturn or weakness in any particular sector, or in overall economic activity, could have a material adverse effect on our financial condition, and operating results.

Historically, the global manufacturing industry has been subject to cyclical fluctuations.  These fluctuations, which have affected different sectors of the market at different times and to different degrees, can result from sector-specific dynamics, such as changes in technology, government regulation, and end-consumer preference, as well as from changes in general economic conditions.  The Company derives a significant portion of its revenues from the automotive and firearm sectors of the manufacturing industry.  Both sectors have experienced significant volatility in recent years. Cyclical fluctuations in other business sectors in which we operate, could also materially adversely affect our financial condition, and results of operations.  In addition, seasonality, including the variability of shipments under large contracts, customers’ seasonal orders and variations in product mix and in profitability of individual orders, affects many aspects of our business and negative seasonal factors could have a material adverse effect on our financial condition, and results of operations for the entire year.  Our quarterly results of operations also may fluctuate based upon other factors, including production life cycles and product maturity.

Significant movements in foreign currency exchange rates may adversely affect our financial results.

Our operating results and financial position could be affected by fluctuations in foreign currency exchange markets.  Significant fluctuations in the exchange rate may adversely impact the values of foreign currency-denominated product sales, materials costs, and production costs in factories overseas.  In addition, conversion of foreign currency-denominated assets and liabilities, and the foreign currency-denominated financial statements of overseas subsidiary into U.S. dollar for disclosure may also affect our companies’ assets and liabilities, as well as earnings and expenses.  In particular, our AFT operations in Hungary could be subject to liabilities and obligations that must be paid in the Hungarian currency of forints.  The value of the forint has been subject to substantial volatility against the U.S. dollar over the past several years.  If the forint increases in value against the dollar, the costs of our prospective Hungarian operations may increase and adversely affect the anticipated results expected to be derived from the Hungarian business.  In addition, increases and/or decreases in value of other currencies on which we have predicated our business model may also adversely affect our results of operations.

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

Our total assets as of June 30, 2018 reflect net intangible assets of $16.3 million and goodwill of $6.4 million.  The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired.  If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for impairment of our goodwill or intangible assets.  Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in June of each fiscal year, or more frequently if a triggering event occurs between impairment testing dates.  Any determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets could adversely affect our business, financial condition, results of operations and total capitalization, the effect of which could be material.

During the fourth quarter of fiscal 2018, we reviewed the businesses segments and noted the segments fair value was in excess of the current value as of June 30, 2018.  We did not record any impairment for goodwill for the year ended June 30, 2018.

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

As of June 30, 2018, we had approximately $39.5 million of indebtedness on a consolidated basis.  This level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness.  Our senior credit facility bears interest at floating rates related to LIBOR, Eurodollar Rates, Eurocurrency Rates, Federal Funds Rate, and Prime Rates.  As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase.  Our leverage could have negative consequences on our financial condition, and results of operations, including:

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

Everest Hill Group owns 12,292,838 shares, or 52.7%, of our total 23,315,915 outstanding shares as of June 30, 2018.  As a result, Everest Hill Group has the ability to exert control over our business and may make decisions with which other stockholders may disagree, including, among other things, the appointment of officers and directors, changes in our business plan, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

The price of our Common Stock may fluctuate significantly, and investors could lose all or part of their investment.

The market price of our Common Stock has been highly volatile. During the twelve months ended June 30, 2018, the closing price of our common stock fluctuated significantly from a high of $3.10 to a low of $1.80 per share. The market price of our common stock may continue to be volatile in the future.  Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price investors paid for such common stock.  The market price of our common stock could fluctuate significantly for various reasons, including:

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

•

the impact on our profitability temporarily caused by the time lag between when we experience cost increases and when these increases flow through cost of sales because of our method of accounting for inventory, or the impact from our inability to pass on such price increases to our customers;

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

As of the end of the period covered by this Report, we have 23,315,915 shares of our common stock outstanding.  We are authorized to issue up to 250,000,000 shares of Common Stock and 2,000,000 shares of preferred stock.  We, or our shareholders, including Everest Hill Group, may sell additional shares of common stock in subsequent offerings or we may issue shares of our common stock as consideration in the future acquisitions.  Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences, or privileges senior or more advantageous than those of our common stockholders.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At June 30, 2018, we operated in the following locations:

Segment/Entity	Location	Use	Approximate Square Feet
Precision Components Group
FloMet LLC	Deland, Florida	MIM manufacturing and general offices	40,000 owned
ARC Colorado, Inc. (“ARCC”) formerly known as Advanced Forming Technology, Inc.)	Firestone, Colorado	MIM manufacturing, plastic injection molding, general offices	105,000 owned
AFT-Hungary Kft.	Retsag, Hungary	MIM manufacturing	70,000 leased
ARCC (facility formerly operated by Advance Tooling Concepts, LLC, merged into ARCC in June 2018)	Longmont, Colorado	Specialized tool making	34,000 leased
ARCC (facility formerly operated through Thixoforming LLC, merged into ARCC in June 2018)	Longmont, Colorado	Magnesium injection molding	23,000 owned

3DMT Group
3D Material Technologies, LLC	Daytona Beach, Florida	Metal 3D printing	30,000 leased

Stamping Group
ARC Metal Stamping, LLC	Hudson, Michigan	Precision metal stamping and general offices	84,000 owned
ARC Metal Stamping, LLC	Wauseon, Ohio	Precision metal stamping and general offices	94,000 leased

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

The table below represents the high and low sales prices of our common stock on the NASDAQ during each of the quarters in the past two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2018:
First Quarter	$3.10	$2.00
Second Quarter	2.95	1.83
Third Quarter	2.60	1.80
Fourth Quarter	2.60	1.90
Fiscal Year Ended June 30, 2017:
First Quarter	$3.83	$2.17
Second Quarter	5.95	3.50
Third Quarter	4.97	4.00
Fourth Quarter	4.25	2.80

Holders of Record

On September 27, 2018, there were 127 stockholders of record of our common stock and the closing price of our common stock was $1.75 per share as reported on the NASDAQ Capital Market Exchange.  Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of stockholders; therefore, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our formation and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under our equity compensation plans as of June 30, 2018 are as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,469,943	$2.59	1,062,028
Equity compensation plans not approved by security holders	-	-	-
Total	1,469,943	$2.59	1,062,028

Recent Sales of Unregistered Securities and Use of Proceeds

The Company registered 5,000,000 shares of common stock, par value $.0005 per share (the “Common Stock”), for a purchase price of $2.00 per share, under the Form S-1 filed by the Company with the U.S. Securities & Exchange Commission, declared effective on February 9, 2018 (the “Rights Offering”).  The Rights Offering closed on February 28, 2018.  In connection with the Rights Offering, the Company issued an aggregate of 3,257,645 shares of Common

Stock to the Everest Hill Group for an aggregate purchase price of $6,515,294.  Of such shares of Common Stock purchased by Everest Hill Group: (i) 2,466,604 shares consisted of registered shares purchased by Everest Hill Group pursuant to their basic subscription rights in the Rights Offering (the “Registered Shares”); and (ii) 791,041 restricted shares of Common Stock were purchased in a private placement from the Company pursuant to the terms of the backstop purchase agreement of Everest Hill Group with the Company (the “Everest Hill Backstop Shares”).

After giving effect to the issuances of the Registered Shares and the Everest Hill Backstop Shares in the Rights Offering, Everest Hill Group owns approximately 52.7% of the issued and outstanding shares of the Company’s Common Stock.

Also, in connection with the Rights Offering, Zori Investment Limited (“Zori”), a company affiliated with Mr. Eli Davidai, member of the Company’s Board of Directors, purchased 125,000 restricted shares of Company Common Stock at a purchase price of $2.00 per share, for an aggregate purchase price of $250,000, pursuant to the terms and conditions of its backstop purchase agreement with the Company (the “Zori Backstop Shares”).

The Everest Hill Backstop Shares and Zori Backstop Shares were offered and issued pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company has granted each of Everest Hill Group and Zori registration rights in respect of the restricted shares of Common Stock acquired by each such purchaser, however, the Company has not registered any such shares as of the date hereof and neither Everest Hill Group nor Zori has made any requests for registration in such regard.

No direct or indirect payments were made to any affiliates of Everest Hill Group, Zori or the Company in connection with the Rights Offering or the respective private placements of restricted backstop securities.

The Rights Offering together with the Everest Hill Group and Zori backstop agreements closed in the full at the total offered amount which resulted in aggregate gross proceeds to the Company of $10 million.  The Company did not engage any underwriters in connection with the Rights Offering.  After giving effect to all payments due to attorneys, accountants, solicitation agents and third parties rendering services to the Company in connection with the Rights Offering, the net proceeds realized by the Company from the Rights Offering were approximately $9.8 Million.

Proceeds from the rights offering were utilized for general cororate purposes.

Certain other parties who had initially agreed to serve as backstop purchasers in the Rights Offering were released from their respective agreements by the Company upon their respective undertakings to purchase registered shares in the Rights Offering in amounts equivalent to their backstop obligations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s Board of Directors authorized the repurchase of up to 250,000 shares of the Company’s common stock on October 9, 2013.  The stock repurchase program does not obligate ARC to acquire any particular amount of stock.  This authorization has no expiration date and may be limited or terminated by the Board of Directors at any time without notice.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  There were no repurchases of the Company’s shares during the year ended June 30, 2018.  As of June 30, 2018, the Company was authorized to repurchase approximately 241,599 shares.

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

Overview

ARC Group Worldwide, Inc. is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”).  To further advance and support this core capability, the Company also offers complementary services associated with: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through our diverse product offering, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

During fiscal 2017, we sold our non-core subsidiaries, Tekna Seal and ARC Wireless.  Separately, we classified GF&F as held for sale as of June 30, 2017, which was subsequently sold on September 15, 2017.  The completed and planned divestiture of these non-core businesses has changed the way in which we evaluate performance and allocate resources.  As a result, during the quarter ended June 30, 2017, we revised our business segments, consistent with our management of the business and internal financial reporting structure.  Specifically, the Precision Components Group now includes the results of our plastic injection molding operations and our tooling product line, which were previously included within the 3DMT Group.  Results depicted in our 3DMT Group business unit now solely reflect those operations associated with metal 3D printing and associated services.  In addition, our precision metal stamping operations are now reported within the newly created Stamping Group, which were previously included in the Precision Components Group.  These reporting segments were continued in the year ended June 30, 2018.

Results of Operations for the Fiscal Year Ended June 30, 2018 compared to the Fiscal Year Ended June 30, 2017

The following tables present information about our reportable segments for the respective periods:

	Year Ended
	June 30, 2018		June 30, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$60,643	73.6%	$75,053	75.8%
Stamping Group	19,376	23.5%	21,061	21.3%
3DMT Group	2,419	2.9%	2,528	2.5%
Wireless Group	—	—	427	0.4%
Total	$82,438	100.0%	$99,069	100.0%
$ Change	$(16,631)
% Change	-16.79%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$3,790	6.2%	$7,963	10.6%
Stamping Group	1,480	7.6%	1,750	8.3%
3DMT Group	(1,248)	-51.6%	4	0.2%
Wireless Group	—	—	105	24.6%
Total	$4,022	4.9%	$9,822	9.9%
$ Change	$(5,800)
% Change	-59.05%

Sales

The change in sales by reportable segment was as follows:

•	Precision Components Group sales during fiscal year 2018 decreased by $14.4 million, or 19.2%, due to lower overall demand during FY 18 related to the decline in the firearm and defense industry.

•	Stamping Group sales during fiscal year 2018 decreased by $1.7 million, or 8.0%, primarily due to fewer new customer product launches and lower overall demand during FY 18.

•	3DMT sales during fiscal year 2018 decreased by $0.1 million, or 4.3%, remaining relatively consistent from year to year.

•	The Company sold its wireless business effective March 31, 2017.

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

The change in gross profit and gross margin by reportable segment was as follows:

•

Precision Components Group gross profit during fiscal year 2018 decreased $4.2 million, or 52.4%, and gross margin in fiscal year 2018 decreased 4.4%. The decrease was primarily driven by our inventory reduction project and was partially offset by our cost reduction efforts for the same period.  The Company made a decision in the fourth quarter of fiscal 2017 to exit products and projects that were low margin or unprofitable, resulting in several one-time charges.  The Company continued this process in 2018 and completed the effort as of June 30, 2018.  The Company maintained a higher reserve balance as part of the policy change.  Further, the Company had lower sales during fiscal year 2018 which resulted in lower overall margins.

•

Stamping Group gross profit during fiscal year 2018 decreased $0.3 million, or 15.4%, and gross margin in fiscal year 2018 decreased 0.7%.  The primary reason for the decrease is the lower overall sales, as well as an increase in lease expense during fiscal year 2018 of $0.4 million.

•

3DMT gross profit during fiscal year 2018 decreased $1.3 million, and gross margin in fiscal year 2018 decreased 51.8%.  The decrease is primarily related to slightly lower revenues, higher leasing costs of $0.4 million, and increased material costs of $0.1 million.

•	The Company sold its wireless business effective March 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense from continuing operations, or SG&A, during fiscal year 2018 totaled $13.6 million, or 16.6% of sales, compared with $19.3 million, or 19.4% of sales during the prior year period.  The decrease in SG&A expense during fiscal year 2018 of $5.6 million was primarily due to lower labor and labor related costs of $3.3 million, which is the result of the reduction in head count related to the lower sales in fiscal year 2018.  Other decreases include a reduction of research and development expenses of $0.4 million, lower travel and lodging expenses of $0.2 million, lower rent and facilities of $0.1 million, and reduced IT expenses of $0.1 million.

Goodwill Impairment Charges

During the fourth quarter of fiscal 2018, the Company concluded that no impairment for its remaining goodwill was required.  During the fourth quarter of fiscal 2017, the Company concluded that goodwill was impaired for its ATC and Kecy subsidiaries as these businesses performed below expectations and had a corresponding decline in their future estimated discounted cash flows.  As a result of our analysis, we recorded a non-cash impairment charge of $3.3 million to eliminate the carrying value of goodwill for these entities.  For further discussion of goodwill impairment charges, see Note 6, Goodwill and Intangible Assets, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8.

Other Income, Net

Other income, net for the year ended June 30, 2018 was $0.3 million, compared to $0.7 million in the prior year period.  The decrease in Other Income, Net was primarily due to a non-recurring gain of $0.4 million related to a reduction in the Kecy Escrow recorded during fiscal year 2017.

Interest Expense, Net

Interest expense, net during fiscal year 2018 was $3.6 million, compared to $4.0 million in the prior year period.  The decrease in expense was primarily due to a reduction in the principal balances outstanding under our Senior ABL Credit Facility resulting from proceeds from our Rights Offering in the third quarter of the current fiscal year.

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

During the quarter ended June 30, 2017, the Company decided to divest its subsidiary GF&F.  The assets and liabilities of this subsidiary are classified as assets and liabilities held for sale in the consolidated balance sheets and as discontinued operations in the consolidated statements of operations.  The Company completed the sale of GF&F in September 2017.  Income from continuing operations for the year ended June 30, 2017 excludes the loss from discontinued operations, before tax, of $0.5 million.

Income Tax Expense

Income tax benefit from continuing operations was $0.1 million in the fiscal year ended June 30, 2018, as compared with a benefit of $2.6 million in the prior year period.  The primary reason for the decrease in tax benefit from continuing operations was our lower net operating loss in fiscal year 2018.  Our tax provision for each period varies from our pretax income (loss) due to the existence of a deferred tax asset valuation allowance.  This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.

We recognized tax benefit of $0.2 million related to discontinued operations in fiscal year 2018 as compared to tax expense of $1.9 million related to discontinued operations in fiscal 2017. The decrease in tax expense in fiscal 2018 was primarily due to the loss recognized on the sale of GF&F in fiscal 2018 as compared to the gain recognized on the sale of Tekna Seal in fiscal 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $0.4 million.  Cash held in financial institutions outside the United States totaled $0.4 million and $0.6 million as of June 30, 2018 and 2017, respectively.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

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

We anticipate our cash on hand and cash flows from operations will be sufficient to finance our operations for the next twelve months.  In order to provide additional liquidity in the future and to help support our strategic goals, we have a $25.0 million senior secured revolving loan.  As of June 30, 2018, $5.7 million of borrowings were outstanding under the senior secured revolving loan.  Any additional borrowings under the senior secured revolving loan are subject to compliance with the terms of our Senior ABL Credit Facility.

Operating Activities

Cash from operating activities decreased $3.4 million to ($0.6) million used in operations for fiscal 2018 as compared to $2.9 million provided by operations in fiscal 2017, primarily due to the following:

•	Decline in earnings of $3.0 million, which excludes a pre-tax gain of $5.5 million recognized on the sale of subsidiaries and goodwill impairment charges of $3.3 million recognized in 2017.
•

Increase in cash provided from changes in working capital items of $1.3 million, primarily due to an increase in accounts payable of $2.8 million; and lower inventory of $1.8 million as the company continued to reduce inventory due to our completed inventory reduction program.  This was partially offset by to a decrease in accrued expenses and other liabilities of $2.4 million, primarily due to a decrease in accrued escrow of $1.2 million during fiscal 2018.

Investing Activities

Cash from investing activities decreased $6.0 million to ($2.1) million used in investing activities for fiscal 2018 as compared to net cash provided by investing activities of $3.9 million in fiscal 2017, primarily due to the following:

•	Proceeds received from the sale of our subsidiary of $3.0 million in fiscal 2018 as compared to proceeds from sale of a different subsidiary of $10.5 million in fiscal 2017; and
•	Partially offset by cash used to purchase property and equipment of $5.1 million during fiscal 2018.

Financing Activities

Cash from financing activities increased $12.3 million to $2.3 million provided by financing activities for fiscal 2018 as compared to ($9.9) million used in financing activities in fiscal 2017, primarily due to the following:

•	Lower net principal payments on our long-term debt primarily due to cash received of $3.0 million from the sale of our subsidiary, partially offset by borrowings;
•

Receipt of $9.8 million from a rights offering during Q3 2018.  The Company received gross proceeds of $10.0 million for 5,000,000 shares of its common stock pursuant to a registration statement on Form S-1, as amended, that was previously filed and declared effective by the SEC on February 9, 2018.  The Company received net proceeds of approximately $9.8 million from the Rights Offering after deducting offering costs payable by the Company.  The proceeds were used for general corporate purposes.

•	Receipt of $0.2 million from the issuance of stock through our employee stock purchase plan.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 7, Debt, of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8.

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

Period	Fixed Charge Coverage Ratio
March 27, 2016 through September 24, 2016	1.00:1.00
September 25, 2016 through March 25, 2017	1.00:1.00
March 26, 2017 through September 23, 2017	1.05:1.00
September 24, 2017 through March 24, 2018	1.10:1.00
March 25, 2018 through September 29, 2018	1.15:1.00
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of June 30, 2018 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$11,112
Less unfinanced portion of capital expenditures	(1,935)
Less taxes paid in cash	(47)
Coverage Amount (a)	$9,130
Fixed Charges (b)	$6,424
Fixed Charge Coverage Ratio (a:b)	1.42:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
March 27, 2016 through September 24, 2016	5.50:1.00
September 25, 2016 through December 24, 2016	5.00:1.00
December 25, 2016 through March 25, 2017	4.50:1.00
March 26, 2017 through June 29, 2017	4.25:1.00
June 30, 2017 through June 30, 2018	4.00:1.00
July 1, 2018 and thereafter	3.50:1.00

The summary calculations of our Subordinated Loan Agreement Total Leverage Ratio as of June 30, 2017 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$41,964
Consolidated EBITDA (b)	$11,112
Maximum Total Leverage Ratio (a:b)	3.77:1.00

Compliance with Financial Ratio Covenants

As of June 30, 2018, we were in compliance with our debt covenants under our Senior Credit Facility and Subordinated Loan Agreement.

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

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	June 30, 2018
Net loss	$(13,180)
Share-based compensation	714
Interest expense, net	3,625
Income taxes	(259)
Depreciation and amortization	10,223
Transaction related expenses (1)	408
Restructuring and severance expenses	42
Non-recurring expenses	(143)
Other non-cash adjustments	6,514
Inventory write-offs and reserve adjustments	1,525
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	1,643
Consolidated EBITDA	$11,112

(1)

Other non-recurring expenses relate to certain capitalized tooling costs, an insurance claim for lost production at our Kecy facility, costs incurred to relocate our plastic injection molding operations, and certain projected cost reductions allowed as an adjustment to EBITDA.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations, or cash flows as of June 30, 2018.

Contractual Obligations and Commitments

We have various contractual obligations impacting our liquidity.  The following table represents our contractual payment obligations as of June 30, 2018 (in thousands):

Contractual Cash Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt (1)	$39,457	$1,807	$36,718	$932	$—	$—	$—
Capital lease obligations	2,747	1,629	474	269	167	160	48
Operating lease obligations	7,559	2,728	2,157	1,629	974	71	—
Escrow payment obligations (2)	943	943	—	—	—	—	—
Total	$50,706	$7,107	$39,349	$2,830	$1,141	$231	$48

(1)	For further information, refer to Note 7, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
(2)	Escrow payment obligations consist of cash payments due to the sellers of ATC and Kecy, to the extent that the escrow has not been drawn upon.

We have unrecognized tax benefits of $1.0 million at June 30, 2018, recorded as other long-term liabilities.    At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.  As a result, this amount is not included in the above table.

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

Valuation of Inventories

Inventories are valued at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  It is our practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage.  Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues.  Inventory write-downs, if required, could have a significant impact on the value of our inventories and reported operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ARC Group Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ARC Group Worldwide, Inc. and subsidiaries (the “Company”) as of June 30, 2018, the related consolidated statement of operations, comprehensive loss, stockholders’ equity and cash flow for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams

Denver, Colorado

September 28, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ARC Group Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of ARC Group Worldwide, Inc. and subsidiaries (the “Company”) as of June 30, 2017, and the related statement of operations, comprehensive loss, stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2017 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group Worldwide, Inc. and subsidiaries as of June 30, 2017, and the results of their operations and their cash flow for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

September 26, 2017

ARC Group Worldwide, Inc.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the Years ended June 30,
	2018	2017
Sales	$82,438	$99,069
Cost of sales	78,416	89,247
Gross profit	4,022	9,822
Selling, general and administrative	13,634	19,263
Goodwill impairment charges	—	3,303
Loss from operations	(9,612)	(12,744)
Other income, net	298	670
Interest expense, net	(3,625)	(4,008)
Loss on extinguishment of debt	—	(723)
Loss before income taxes	(12,939)	(16,805)
Income tax benefit	35	2,631
Net loss from continuing operations	(12,904)	(14,174)
(Loss) gain on sale of subsidiaries and income (loss) from discontinued operations, net of tax	(276)	4,001
Net loss	(13,180)	(10,173)
Net loss attributable to non-controlling interest
Continuing operations	—	(22)
Discontinued operations	—	(4)
Net loss attributable to non-controlling interest	—	(26)
Net loss attributable to ARC Group Worldwide, Inc.	$(13,180)	$(10,199)

Net loss per common share, basic and diluted:
Continuing operations	$(0.65)	$(0.78)
Discontinued operations	$(0.01)	$0.22
Attributable to ARC Group Worldwide, Inc.	$(0.66)	$(0.56)

Weighted average common shares outstanding:
Basic and diluted	19,936,074	18,142,719

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years ended June 30,
	2018	2017
Net loss	$(13,180)	$(10,173)
Foreign currency translation adjustment, net	(29)	79
Comprehensive loss	(13,209)	(10,094)
Comprehensive income attributable to non-controlling interests	—	(26)
Comprehensive loss attributable to ARC Group Worldwide, Inc.	$(13,209)	$(10,120)

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of June 30,
	2018	2017
ASSETS
Current assets:
Cash	$365	$593
Accounts receivable, net	11,251	10,488
Inventories, net	12,327	14,369
Prepaid expenses and other current assets	2,955	3,152
Current assets of discontinued operations	—	1,452
Total current assets	26,898	30,054
Property and equipment, net	39,980	41,349
Goodwill	6,412	6,412
Intangible assets, net	16,270	19,624
Other	373	291
Long-term assets of discontinued operations	—	1,893
Total assets	$89,933	$99,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,704	$8,681
Accrued expenses and other current liabilities	2,090	3,273
Deferred revenue	825	1,165
Bank borrowings, current portion of long-term debt	1,721	1,701
Capital lease obligations, current portion	1,429	1,470
Accrued escrow obligations, current portion	943	1,212
Current liabilities of discontinued operations	—	283
Total current liabilities	18,712	17,785
Long-term debt, net of current portion	37,013	42,822
Capital lease obligations, net of current portion	1,079	1,888
Accrued escrow obligations, net of current portion	—	1,184
Other long-term liabilities	965	1,017
Long-term liabilities of discontinued operations	—	260
Total liabilities	57,769	64,956

Commitments and contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 23,324,316 shares issued and 23,315,915 shares issued and outstanding at June 30, 2018, and 18,180,027 shares issued and 18,171,626 shares issued and outstanding at June 30, 2017	12	10
Treasury stock, at cost; 8,401 shares at June 30, 2018 and June 30, 2017	(94)	(94)
Additional paid-in capital	41,829	31,109
Retained earnings (accumulated deficit)	(9,627)	3,569
Accumulated other comprehensive income	44	73
Total stockholders'equity	32,164	34,667
Total liabilities and stockholders' equity	$89,933	$99,623

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

For the Years Ended June 30, 2018 and 2017

	Common Stock		Treasury Stock			Retained	Accumulated
		Amount			Additional	earnings	other	Non-
		(Par value		Amount	paid-in	(accumulated	comprehensive	controlling	Total
	Shares	$0.0005)	Shares	(at cost)	capital	deficit)	income (loss)	interests	equity
Balance, June 30, 2016	18,804	10	(8)	(94)	29,702	13,771	(6)	1,160	44,543
Net (loss) income	—	—	—	—	—	(10,199)	—	26	(10,173)
Purchase of membership interest	—	—	—	—	557	—	—	(793)	(236)
Payment of distributions to membership interests	—	—	—	—	—	—	—	(393)	(393)
Cancellation of escrow shares	(672)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	752	—	—	—	752
Shares issued under employee stock purchase plan	48	—	—	—	98	—	—	—	98
Currency translation adjustment	—	—	—	—	—	—	79	—	79
Other	—	—	—	—	—	(3)	—	—	(3)
Balance, June 30, 2017	18,180	$10	(8)	$(94)	$31,109	$3,569	$73	$—	$34,667
Net loss	—	—	—	—	—	(13,180)	—	—	(13,180)
Proceeds from rights offering, net	5,000	2	—	—	9,783	—	—	—	9,785
Share issuance for exercise of options	74	—	—	—	63	—	—	—	63
Share-based compensation expense	—	—	—	—	714	—	—	—	714
Shares issued under employee stock purchase plan	70	—	—	—	145	—	—	—	145
Currency translation adjustment	—	—	—	—	—	—	(29)	—	(29)
Other	—	—	—	—	15	(16)	—	—	(1)
Balance, June 30, 2018	23,324	$12	(8)	$(94)	$41,829	$(9,627)	$44	$—	$32,164

See accompanying notes to consolidated financial statements.

ARC Group Worldwide, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,180)	$(10,173)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,223	9,930
Share-based compensation expense	714	752
Loss on disposal of assets	—	293
Loss on sale of asset	178	—
Loss (gain) on sale of subsidiaries	109	(5,485)
Goodwill impairment charges	—	3,303
Bad debt expense and other	(6)	173
Deferred income taxes	—	(407)
Changes in working capital:
Accounts receivable	(631)	2,597
Inventory	1,876	1,120
Prepaid expenses and other assets	177	480
Accounts payable	2,768	1,068
Accrued expenses and other current liabilities	(2,445)	(509)
Deferred revenue	(339)	(292)
Net cash (used in) provided by operating activities	(556)	2,850

Cash flows from investing activities:
Purchases of property and equipment	(5,144)	(6,641)
Proceeds from sale of subsidiary	3,000	10,538
Net cash (used in) provided by investing activities	(2,144)	3,897

Cash flows from financing activities:
Proceeds from debt issuance	94,053	118,124
Repayments of long-term debt and capital lease obligations	(101,659)	(127,468)
Proceeds from rights offering, net	9,785	—
Payment of distributions to non-controlling membership interests from the sale of subsidiary	—	(453)
Purchase of non-controlling membership interests	—	(235)
Issuance of common stock under employee stock purchase plan and exercise of stock options	208	98
Net cash provided by (used in) financing activities	2,387	(9,934)
Effect of exchange rates on cash	85	160
Net decrease in cash	(228)	(3,027)
Cash, beginning of period	593	3,620
Cash, end of period	$365	$593
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,948	$3,303
Cash paid for income taxes, net of refunds	$137	$(849)

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

Reclassifications

Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation.  Any reclassifications made did not have any impact on net loss.

Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash.  At times, such cash amounts may exceed FDIC limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the original invoiced amount due from the Company’s customers less an allowance for any potential uncollectible amounts.  ARC controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes.  In making the determination of the appropriate allowance for doubtful accounts, management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.  The allowance for doubtful accounts totaled $0.1 million as of

June 30, 2018 and 2017, respectively.  The amounts charged to operations and write-offs were immaterial for the periods presented.

Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in, first-out (FIFO) method or market.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  It is the Company’s practice to provide a valuation allowance for inventories to account for actual market pricing deflation and inventory shrinkage.  Management actively reviews this inventory to determine that all materials are for products still in production to determine any potential obsolescence issues.

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

As the divestiture General Flange & Forge LLC represented a strategic shift that had and will have a significant effect on the Company’s operations and financial results, the results of operations of this business are presented separately as discontinued operations for the years ended June 30, 2018 and 2017 in accordance with the authoritative guidance.

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

During the fourth quarter of 2018, we performed our annual impairment test of goodwill for all of our reporting units.  The Company determined fair values for each of the reporting units using a discounted cash flow methodology.  Based on the results of our testing, the carrying values of goodwill did not exceed their fair value and no impairment was recorded for the period (see Note 6, Goodwill and Intangible Assets, for more information).  There were no other indicators of impairment for the Company’s remaining reporting units.

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

Recoverability of long-lived assets is measured by comparing their carrying amount to the projected undiscounted cash flows the assets are expected to generate.  If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the finite-lived intangible assets exceeds fair value. There were no impairments of finite-lived intangible or long-lived assets during the years ended June 30, 2018 or 2017.

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

Accrued Expenses

As of June 30, 2018 and 2017, accrued expenses that exceeded 5% of current liabilities consisted of approximately $1.3 million and $1.9 million, respectively, of payroll related costs.

Fair Value Measurements

The carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.  The carrying value of the Company’s debt outstanding approximates fair value as interest rates on these instruments approximate current market rates.

Deferred Revenue

Deferred revenue consists of customer deposits for the development of molds used in the manufacturing process. As of June 30, 2018 and 2017, deferred revenue was $0.8 million and $1.2 million, respectively.  The Company recognizes revenue and the related expenses when the customer approves the mold for production.  Accordingly, as of June 30, 2018 and 2017, the Company has incurred costs of $0.9 million and $1.2 million, respectively, related to molds in the process of being developed that have been deferred and are included as part of the total current assets on the accompanying balance sheets.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. The amount of consideration we expect to receive and revenue we recognize includes estimates for trade payment discounts and customer rebates that are estimated using historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.

Research and Development Costs

Research and development costs are expensed as incurred.  The majority of these expenditures consist of salaries for engineering and manufacturing personnel and outside services.  For the years ended June 30, 2018 and 2017, the Company incurred $0.1 million and $0.5 million, respectively, for research and development, which is included in selling, general and administrative expenses on the accompanying statements of operations. The Company is generally compensated by customers for items related to process and material development, thereby reducing our research and development costs.

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

The Company also provides for the accounting of uncertainty in income taxes recognized in financial statements and the impact of a tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Interest and penalties related to uncertain tax positions of $(0.1) million and $0.1 million were recognized during the years ended June 30, 2018 and 2017, respectively.  As of June 30, 2018 and 2017, accrued interest and penalties were $0.3 million and $0.4 million, respectively.

In general, the tax returns for the years ending June 30, 2015 through 2018 are open to examination by federal and state authorities.  Tax years 2004 and forward are open for certain of the Company's subsidiaries due to the carryforward of unutilized net operating losses.

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

Accounting Pronouncements Adopted in the Current Period

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory: Topic 330 (“ASU 2015-11”), that requires management to measue in scope inventory at the lower of cost and net realizable value for all inventory recorded at average cost of first-in, first-out (FIFO) method.  ASU 2015-11 is effective for public business entities for fiscal year beginning after December 15, 2016 and for all other entities effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning December 15, 2017.  The Company adopted ASU

2015-11 as of June 30, 2018, and it’s adoption did not have any significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a fivestep process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date. ASU 2014-09 is effective in the Company’s first quarter of fiscal 2019 and may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. The Company has completed its initial assessment of the effect of adoption. Based on this initial assessment, the majority of the Company’s revenues and related financial statement disclosures will not be affected upon adoption.  The Company expects to adopt the standard using the modified retrospective approach and applying ASU 2014-09 on July 1, 2018 and forward.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), to supersede nearly all existing lease guidance under GAAP.  ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases.  ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach.  In July 2018, the FASB issued ASU No. 2018-11, Leases Top 842 Targeted Improvements (“ASU 2018-11”).  This standard added an additional (and optional) transition method to adopt the new leases standard.  Under the new transition method, the new leases standard is applied at the adoption date and a cumulative effect adjustment is recognized on the opening balance sheet retained earnings at the date of adoption.  Additionally, comparative financial statements will be presented in accordance with Topic 840, Leases.  The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows; however, the Company’s current operating lease commitments are disclosed in Note 12, Commitments and Contingencies.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Topic 350 (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative step, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitiative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 is effective for all public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact of ASU 2017-04 on the financial statements.  There was no impairment noted during 2018, but the Company expects that this standard will impact the financial statements if an impairment is indicated.

NOTE 3 – Divestitures

General Flange & Forge LLC (“GF&F”)

During the quarter ended June 30, 2017, the Company decided to divest its flanges and fittings operations, which was the  sole entity in the Flanges and Fittings segment.  The assets and liabilities of the segment are classified as assets and liabilities held for sale in the consolidated balance sheets and the operations are classified as discontinued operations in the consolidated statements of operations.

The operating results of GF&F classified as discontinued operations are summarized below (in thousands):

	June 30, 2018	June 30, 2017
Sales	$726	$4,782
Cost of sales	(615)	(3,619)
Gross profit	111	1,163
Selling, general and administrative	(108)	(671)
Income from discontinued operations, before income taxes	3	492
Income (loss) on sale of discontinued operations	(503)	—
Total income (loss) from discontinued operations, before income taxes	(500)	492
Income tax benefit on discontinued operations	224	(168)
Income (loss) from discontinued operations, net of tax	$(276)	$324

The following table presents the carrying amount as of June 30, 2017, of GF&F’s major classes of assets and liabilities held for sale in the consolidated balance sheets (in thousands):

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

On September 15, 2017, the Company sold substantially all of the assets of GF&F to GFFC Holdings, LLC (“GFFC”) for $3.0 million.  GFFC is owned in part by Quadrant Management Inc., which is an affiliate of the Company.  The sale of GF&F is therefore a related party transaction.  The GF&F sale was made pursuant to an industry-wide auction undertaken on behalf of the Company by a registered investment banking organization that managed the sale process with prospective bidders.  GFFC entered into the bidding for the GF&F assets only after the first rounds of the auction indicated uncertainty both in respect to the timing for closing any prospective sale and achieving the Company’s valuation objectives.  Mr. Alan Quasha, CEO of Quadrant and Chairman of the Company’s Board of Directors, recused himself from any deliberations or voting by the Board of Directors in respect of the sale of the GF&F assets to GFFC.  The Board of Directors appointed a special committee consisting solely of independent directors to oversee the sale process.  The special committee engaged its own independent legal counsel to advise the special committee in respect of the drafting of the asset sale agreement and ancillary transaction documents in accordance with customary terms and conditions for transactions of this type.  In this manner, the special committee was able to conclude that the sale price and the terms and conditions for the transaction were superior to any other offers, as well as fair and reasonable to the Company and its shareholders.

ARC Wireless, LLC

On March 31, 2017, the Company divested its wireless business and sold the majority of its assets.  The proceeds and related gain were immaterial.

NOTE 4 – Inventory

Inventories consisted of the following (in thousands):

	June 30, 2018	June 30, 2017
Raw materials and supplies	$5,414	$5,357
Work-in-process	5,907	7,767
Finished goods	3,144	4,113
	14,465	17,237
Reserve for obsolescence	(2,138)	(2,151)
Inventory of discontinued operations	—	(717)
	$12,327	$14,369

During the fourth quarter of fiscal year 2017, the Company increased its inventory reserves for excess and obsolete inventory due to a change in business strategy related to the Company’s pricing structure, returned parts that the Company determined could not be profitably re-worked and sold, and increased reserves for slow moving inventory as a result of lower forecasted demand from certain customers, primarily related to firearms industry.  This higher level of inventory reserves was continued during fiscal year 2018 related to continuing lower demand.

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			June 30,	June 30,
	(in years)			2018	2017
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,188	18,125
Machinery and equipment	3	-	12	43,972	40,715
Office furniture and equipment	3	-	10	1,267	1,280
Construction-in-process		—		3,947	2,462
Assets acquired under capital lease				7,275	7,235
				75,913	71,081
Accumulated depreciation				(32,560)	(27,201)
Accumulated amortization on capital leases				(3,373)	(2,350)
Property and equipment of discontinued operations				—	(181)
				$39,980	$41,349

Depreciation expense totaled $6.8 million and $6.6 million in the years ended June 30, 2018 and 2017, respectively.

NOTE 6 – Goodwill and Intangible Assets

The following table summarizes the activity in the Company's goodwill account by segment during the years ended 2018 and 2017 (in thousands):

	Precision Components Group	3DMT Group	Flanges and Fittings Group	Consolidated
Balance, June 30, 2016	$6,911	$2,804	$—	$9,715
Adjustments (1)	2,804	(2,804)	—	—
Impairments (2)	(3,303)	—	—	(3,303)
Balance, June 30, 2017	6,412	—	—	6,412
Balance, June 30, 2018	$6,412	$—	$—	$6,412

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

The following table summarizes the Company's intangible assets as follows (in thousands):

	As of June 30, 2018			As of June 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(945)	$2,473	$3,418	$(717)	$2,701
Customer relationships	24,077	(10,838)	13,239	24,077	(8,429)	15,648
Non-compete agreements	3,654	(3,096)	558	3,642	(2,367)	1,275
Total	$31,149	$(14,879)	$16,270	$31,137	$(11,513)	$19,624

Intangible assets are amortized over estimated useful lives ranging from five to fifteen years.  Amortization expense totaled $3.4 million for other identifiable intangible assets for the years ended June 30, 2018 and 2017.  Estimated future amortization expense for the next five years as of June 30, 2018, is as follows (in thousands):

Fiscal Years	Amount
2019	$3,192
2020	2,636
2021	2,636
2022	2,636
2023	2,636
Thereafter	2,534
Total	$16,270

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	June 30, 2018	June 30, 2017
Senior secured revolving loan	$5,692	$10,071
Senior secured mortgage-based term loans	18,765	20,493
Subordinated term loan	15,000	15,000
Total debt	39,457	45,564
Unamortized deferred financing costs	(723)	(1,041)
Total debt, net	38,734	44,523
Current portion of long-term debt, net of unamortized deferred financing costs	(1,721)	(1,701)
Long-term debt, net of current portion and unamortized deferred financing costs	$37,013	$42,822

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

On November 12, 2017, the Company entered into the Fourth Amendment to the Senior ABL Credit Facility (the “Fourth Amendment”).  The Fourth Amendment suspends the Company’s fixed charge ratio covenant through December 31, 2018.  The suspension of the fixed charge coverage ratio covenant was effective as of October 1, 2017.  The Fourth Amendment also adds a minimum revolving credit availability financial covenant.  The Fourth Amendment also permits the Company to make infusions of junior capital, which may consist of subordinated debt and/or equity issuances.  The junior capital infusions made under the Fourth Amendment will not be subject to mandatory prepayment of the Senior ABL Credit Facility, but is subject to certain limitations in respect of outstanding subordinated indebtedness.  Under the terms of the Fourth Amendment, the initial infusion of junior capital in amount of not less than $5.0 million must be completed by the Company no later than January 31, 2018.  The minimum revolving credit availabilility covenant requires the Company to maintain the following availability: (a) at least $1,250,000 in revolving credit availability until the earlier of (i) the initial closing of the infusion of $5.0 million in junior capital and (ii) January 31, 2018; and (b) thereafter, at least $3,500,000 in such revolving credit availability.  The Fourth Amendment also reduces the Line Cap (consisting of the lesser of the aggregate revolving credit commitment and the borrowing base) in respect of certain prepayment obligations and conditions precedent to borrowing, by reducing the borrowing base by $1,250,000.  The Fourth Amdnement contains customary representations and warranties regarding the status of the Company and compliance with all terms and conditions of the Senior ABL Credit Facility.

The Company was in compliance with all covenants as June 30, 2018.

Prior Amended & Restated Credit Agreement

On September 29, 2016, the Company refinanced all of the existing long-term debt obligations with Citizens Bank, N.A. into the Senior ABL Credit Facility described above.  The Company accounted for the refinancing as an extinguishment of debt and wrote off $0.7 million of previously deferred financing fees.

Subordinated Term Loan Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $20.0 million, five-year Subordinated Term Loan Credit Agreement (“Subordinated Loan Agreement”) with McLarty Capital Partners SBIC, L.P. (“McLarty”), which bears interest at 11% annually.  In May 2018, McLarty rebranded to become The Firmament Group

(“Firmament”).  Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% annually.  The proceeds were used to repay certain outstanding loans under the Company’s senior credit facility. ARC’s Chairman is indirectly related to Firmament; therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

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

As of June 30, 2018, the Company was in compliance with its debt covenants under the Subordinated Credit Facility, after giving effect to the fifth amendment discussed above.

Loan Contract

On March 23, 2016, AFT-Hungary Kft (“AFT-Hungary”) entered into a Loan Contract with Erste Bank Hungary Zrt. in an amount equal to €4.0 million (“Loan Contract”).  The initial funding of €4.0 million drawn on the Loan Contract occurred on March 31, 2016.  Approximately $3.0 million of the net proceeds from the Loan Contract were used to partially repay obligations outstanding under the Amended & Restated Credit Agreement, with the remaining net proceeds used for capital expenditures and other investments to facilitate the export of goods and services provided by AFT-Hungary.

The loan matures on March 7, 2021, and bears interest at a fixed rate of 0.98% per annum.  The Company is required to make semi-annual principal payments in an amount equal to approximately €400,000 along with monthly interest payments.  The Loan Contract is secured by certain of AFT-Hungary’s assets, including the real estate and selected machinery and equipment located in Retsag, Hungary.

Future Debt Payments

The following schedule represents the Company's future debt payments as of June 30, 2018 (in thousands):

2019	$1,807
2020	36,718
2021	932
Total	$39,457

NOTE 8 - Income Taxes

The components of loss before income taxes are as follows (in thousands):

	2018	2017
United States	$(12,849)	$(16,560)
Foreign	(90)	(245)
Total	$(12,939)	$(16,805)

The benefit for income taxes from continuing operations consisted of the following (in thousands):

	2018	2017
Current:
Federal	$(472)	$(2,272)
State	14	15
Foreign	163	166
Total current benefit	(295)	(2,091)
Deferred:
Federal	239	(496)
State	21	(44)
Total deferred (benefit) expense	260	(540)
Income tax benefit	$(35)	$(2,631)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2018	2017
Federal income taxes	27.6%	34.0%
State income taxes	2.5%	2.1%
Share-based compensation	(0.7)%	(0.7)%
Permanent items	(0.1)%	(0.1)%
Research and development tax credits	0.0%	0.8%
Foreign taxes	(1.3)%	(1.0)%
Remeasurement of deferred taxes	(10.1)%	—%
Effect of phased-in tax rate	(6.9)%	—%
Uncertain tax positions	1.4%	(0.1)%
Valuation allowance and other	(12.0)%	(19.3)%
Effective rate	0.4%	15.7%

Changes in the effective tax rate from the prior year to the current year are due to the allocation of tax expense between continuing operations and discontinued operations when applying intraperiod allocation rules.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legistlation (the “Tax Act”).  This legislation makes significant changes in U.S. tax law including a reduction in the corporate statutory income tax rates from 35% to 21%, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax.  As a result of the enacted law, we were required to revalue deferred tax assets and liabilities as of December 22, 2017 using the new statutory rate and have reflected this revaluation in our effective tax rate reconciliation.  As we are subject to a valuation allowance, there was no material impact to our tax provision.  The other provisions of the Tax Act did not have a material impact on the fiscal y ear 2018 financial statements.

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

Significant components of the Company's deferred tax assets at June 30, 2018 and 2017 are shown below.  A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement.  The Company has recognized a valuation allowance to an amount it expects to realize via carry-back based on fiscal year 2018 operations and the reversal of existing temporary differences.  The increase in the valuation allowance in fiscal year 2018 represents the increase in deferred tax assets that the Company has determined is not more likely than not of being recovered.  If the Company's judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

Components of our deferred tax assets and liabilities were as follows (in thousands):

	June 30, 2018	June 30, 2017
Deferred tax assets arising from:
Accrued liabilities and reserves	$157	$492
Deferred revenue	32	95
Bad debt reserves	20	52
Tangible property	73	127
Inventory reserve	513	756
Intangible assets	1,655	2,381
Other	6	43
Share-based compensation	179	161
Foreign tax credit carryforward	451	288
Research and development tax credits	238	311
Alternative minimum tax credits	—	318
Tax effects of net operating loss carryforwards	5,273	3,855
Less valuation allowances	(6,414)	(4,933)
Deferred tax assets	2,183	3,946

Deferred tax liabilities arising from:
Property and equipment	(2,144)	(3,533)
Prepaid expenses	(28)	(126)
Unrealized foreign currency gain	(11)	(27)
Deferred tax liabilities	(2,183)	(3,686)

Net deferred tax asset (liability)	$—	$260

As of June 30, 2018 and 2017, the income tax receivable was $0.5 million and $0.5 million, respectively, which were recorded in other current assets.  As of June 30, 2018 and 2017, the deferred tax asset of zero and $0.3 million is included in other long-term assets, respectively.

As of June 30, 2018 and 2017, the Company had federal net operating loss carryforwards of approximately $21.8 million and $10.3 million, respectively, which will begin to expire from 2027 through 2038.  At June 30, 2018 and 2017, the Company had state net operating carryforwards of approximately $16.7 million and $10.7 million, respectively, which will begin to expire from 2023 through 2028.

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

As of June 30, 2018 and 2017, the Company had research and development tax credit carryforwards of approximately $0.2 million and $0.3 million, respectively, foreign tax credit carryforwards of approximately $0.5 million and $0.3 million, respectively, and alternative minimum tax credit carryforwards of approximately $0.3 million and $0.3 million, respectively.  If unused, the research and development tax credit carryforwards will begin to expire in 2034 through 2036 and the foreign tax credit carryforwards will expire in 2026 through 2028.  The alternative minimum tax credits can be carried forward indefinitely and these credits became refundable credits upon exactment of the U.S. Tax Cuts and Jobs Acts in the current year.

The following table summarizes the changes in the Company's unrecognized tax benefits during the year ended June 30, 2018 and 2017 (in thousands).  The Company expects no material changes to unrecognized tax positions within the next twelve months.  If recognized, all of these benefits would favorably impact the Company’s income tax expense, before considerations of any related valuation allowance.

	June 30, 2018	June 30, 2017
Balance, beginning of year	$823	$783
Increase in current year position	—	40
Increase in prior year position	106	—
Decrease in prior year position	(50)	—
Lapse in statute of limitations	(76)	—
Balance, end of year	$803	$823

NOTE 9 – Earnings Per Share

Net Income (Loss) Per Share – Basic and Diluted

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  As a result of the Company’s net loss for the fiscal year ended June 30, 2018 and 2017, potentially dilutive stock options of approximately 106,462 and 376,755 were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

Rights Offering

On February 28, 2018, the Company completed a Rights Offering for gross proceeds of $10.0 million for 5,000,000 shares of its common stock pursuant to a registration statement on Form S-1, as amended, that was previously filed and declared effective by the SEC on February 9, 2018.  Of the 5,000,000 shares issued, 3,257,645 were issued to Everest Hill Group, the Company’s majority shareholder.  With the completion of the Right’s Offering, Everest Hill Group holds approximately 52.7% of the Company’s outstanding common stock as of June 30, 2018.

The Company received net proceeds of approximately $9.8 million from the Rights Offering after deducting offering costs payable by the Company.  The proceeds were used for general corporate purposes.

NOTE 10 – Related Party Transactions

Everest Hill Group Inc.

Everest Hill Group Inc. (“Everest Hill Group”) is the controlling shareholder of ARC, owning approximately 52.7% of its shares outstanding as of June 30, 2018.  Everest Hill Group also owns 100% of Quadrant Management Inc. (“QMI”), which indirectly owned 74% of the membership interests of Quadrant Metals Technologies LLC (“QMT”) prior to ARC’s acquisition of QMT in August 2012.  ARC and QMI are under common control of Everest Hill Group.

In addition, the following individuals are also affiliated with QMI and Everest Hill Group:

•

Mr. Alan Quasha is the Chief Executive Officer of QMI.  On March 31, 2016, Mr. Quasha was appointment as Chairman of the Board of Directors of the Company.  On May 3, 2018, the Board of Directors appointment Mr. Quasha as Chief Executive Officer of the Company.  Mr. Quasha serves the Company without payment or salary or other compensation.

•

Mr. Eli Davidai, the Company’s General Manager of Operations as of May 2017, has been a Managing Director at QMI since 1992, where he is responsible for making investments and overseeing companies at the firm.  Additionally, Mr. Davidai was elected to the Company’s Board of Directors on June 5, 2018.

NOTE 11 – Share-Based Compensation and Employee Benefit Plans

In November 2015, the Company’s stockholders approved the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan (“2015 Plan”), which is administered by the Compensation Committee (“Committee”) of the Board of Directors.  The 2015 Plan reserves for issuance a total of 950,000 shares of common stock, which may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, or other types of awards as authorized under the plan.  As of June 30, 2018, there were approximately 66,945 shares of common stock available to be granted under the 2015 Plan.  In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of common stock at the date of grant.  The Committee determines the vesting conditions of awards; however, the performance period for an award subject to the satisfaction of performance measures may not exceed five years.  The 2015 Plan will terminate ten years after its adoption, unless terminated earlier by the Company’s Board of Directors.

In November 2016, the Company’s stockholders approved the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan (“2016 Plan”), which reserves for issuance a total of 950,000 shares of common stock.  The 2016 Plan contains terms and conditions substantially similar to the 2015 Plan.  As of June 30, 2018, there were 271,319 shares of common stock available to be granted under the 2016 Plan.

A summary of stock option activity under the 2015 Plan and 2016 Plan as of June 30, 2018 is as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Term (in years)
Outstanding as of June 30, 2017	1,187,580	$2.68	7.07
Granted	665,903	$2.35
Exercised	(91,793)	$1.51
Forfeited	(291,747)	$2.74
Outstanding as of June 30, 2018	1,469,943	$2.59	6.50
Vested and exercisable as of June 30, 2018	542,580	$2.05	5.43
Vested and expected to vest as of June 30, 2018	1,455,238	$2.59	6.50

The vesting of 301,681 shares granted under the 2016 Plan is contingent upon the achievement of a market condition.  If vesting occurs, the compensation expense related to the vested awards that has not been previously amortized will be recognized upon vesting.  As of June 30, 2018, the market-based condition has not been achieved.

Stock options granted during the year ended June 30, 2018 have contractual lives of seven to ten years.  The weighted-average grant date fair value of stock options granted during the years ended June 30, 2018 and 2017 was $1.20 and $2.17, respectively.  The total fair value of shares vested during the years ended June 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively.

Determining Fair Value

The Company estimated the fair value of stock options granted under the 2015 Plan using the Black-Scholes method.  The Company estimated the fair value and derived service period of stock options granted under the 2016 Plan with market-based vesting conditions on the date of grant using a Monte Carlo simulation, with assumptions comparable to those used under the Black-Scholes method.  The assumptions used to determine the value of the Company’s stock options granted to employees during the years ended June 30, 2018 and 2017 were as follows:

	2018		2017
Expected term	3.57	years	3.0	-	4.75	years
Expected volatility	68.8%		78.8%	-	85.0%
Expected dividend yield	-%		-%
Risk-free interest rate	2.72%		1.02%	-	2.41%

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

Share-Based Compensation Expense

Compensation expense recognized during the years ended June 30, 2018 and 2017 was $0.7 million and $0.7 million, respectively, and is included in selling, general and administrative expense.  As of June 30, 2018, there was $0.8 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.33 years.  The Company estimated expected forfeitures and is recognizing compensation expense only for those option grants expected to vest.  The Company’s estimate of forfeitures may be adjusted throughout the requisite service period based on the extent to which actual forfeitures differ, or are likely to differ, from the Company’s previous estimates.  At the end of the service period, compensation cost will have been recognized only for those awards for which the employee has provided the requisite service.

401(k) Plan

The Company sponsors a safe harbor 401(k) plan that covers employees in the United States.  The Company matches employee contributions based upon the amount of the employees’ contributions subject to certain limitations and may make a discretionary contribution.  Company matching contributions to the 401(k) plan totaled $0.2 and $0.6 million for the years ended June 30, 2018 and 2017, respectively.

Employee Stock Purchase Plan

Under the terms of the Company’s employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each six-month purchase period.  A total of 750,000 shares were authorized under the ESPP.  The purchase period began on August 1, 2016.  As of June 30, 2018, there were 631,971 shares available for issuance.

During the year ended June 30, 2018, 31,702 shares were purchased under the ESPP at a price of $2.05 and a grant date fair value of $2.90 and 37,859 shares purchased under the ESPP at a price of $2.85 and a grant date fair value of $3.45.   The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

Expected term	6 months
Expected volatility	62.50 - 77.69%
Expected dividend yield	-%
Risk-free interest rate	0.40 - 1.66%

NOTE 12 – Commitments and Contingencies

Leases

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through 2022, and contain various renewal options.  Rent expense was $1.7 million and $1.4 million for the years ended June 30, 2018 and 2017, respectively.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through 2024.  The capital leases have interest rates ranging from 2.95% to 7.65%.

At June 30, 2018, approximate future rental commitments were as follows (in thousands):

June 30,	Capital Leases	Operating Leases
2019	$1,629	$2,728
2020	474	2,157
2021	269	1,629
2022	167	974
2023	160	71
Thereafter	48	—
Total minimum lease payments	2,747	$7,559
Amount representing interest	(239)
Present value of total minimum lease payments	2,508
Current portion	(1,429)
Capital lease obligation, net of current portion	$1,079

Business Interruption Claim

During the third quarter of fiscal 2017, Kecy experienced a wind-generated power disruption that temporarily halted production for several days and severely damaged key equipment.  The Company is insured for these business interruption and equipment repair costs and filed an insurance claim with its insurance provider.  The estimated loss of $0.8 million was covered by insurance and $0.4 million was collected during the fourth quarter of fiscal 2017.  The remaining $0.4 million is recorded as an insurance claim receivable at June 30, 2017.  There was no receivable outstanding at June 30, 2018.

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

•

The Precision Components Group companies provide highly engineered, precision metal components using processes consisting of metal injection molding. It also includes our tooling product line and plastic injection molding.  Industries served include medical and dental devices, aerospace, automotive, defense, consumer durables, and electronic devices.

•	The Stamping Group consists of our precision metal stamping operations.

•	The 3DMT Group consists of 3D Material Technologies, LLC (“3DMT”), our metal 3D printing and additive manufacturing operations.

The historical results of Tekna Seal, which were included in the Precision Components Group segment, and the historical results of the Flanges and Fittings Group segment have been reflected as discontinued operations.  Historical segment information has been restated.  Summarized segment information for the years ended June 30, 2018 and 2017 is as follows (in thousands):

	Fiscal Years Ended June 30,
	2018	2017

Sales:
Precision Components Group	$60,643	$75,053
Stamping Group	19,376	21,061
3DMT Group	2,419	2,528
Wireless Group	—	427
Consolidated sales	$82,438	$99,069

Operating costs:
Precision Components Group	$64,592	$80,133
Stamping Group	19,698	21,766
3DMT Group	4,353	3,963
Wireless Group	—	554
Consolidated operating costs	$88,643	$106,416

Segment operating income (loss):
Precision Components Group	$(3,949)	$(5,080)
Stamping Group	(322)	(705)
3DMT Group	(1,934)	(1,435)
Wireless Group	—	(127)
Corporate (1)	(3,407)	(5,397)
Total segment operating loss	$(9,612)	$(12,744)

Interest expense, net	(3,625)	(4,008)
Loss on extinguishment of debt	—	(723)
Other income, net	298	670
Non-operating expense	(3,327)	(4,061)
Consolidated loss before income taxes and non-controlling interest	$(12,939)	$(16,805)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

	Fiscal Years Ended June 30,
	2018	2017
Capital expenditures:
Precision Components Group	$4,463	$4,710
Stamping Group	1,186	1,292
3DMT Group	17	568
Flanges and Fittings Group	—	71
Consolidated capital expenditures	$5,666	$6,641

Depreciation and amortization expense:
Precision Components Group	$6,938	$6,750
Stamping Group	2,496	2,323
3DMT Group	789	765
Flanges and Fittings Group	—	73
Wireless Group	—	19
Consolidated depreciation and amortization expense	$10,223	$9,930

	As of
	June 30, 2018	June 30, 2017
Total assets:
Precision Components Group	$46,945	$50,641
Stamping Group	19,518	19,944
3DMT Group *	(1,105)	(3,033)
Flanges and Fittings Group *	(2,428)	1,182
Corporate	27,003	30,889
Consolidated total assets	$89,933	$99,623

*Negative assets reflect intersegment accounts eliminated in consolidation.

Geographic information for the Company is as follows (in thousands):

	Years ended
	June 30,	June 30,
	2018	2017
Sales:
U.S.	$73,487	$90,607
International	8,951	8,462
	$82,438	$99,069

	As of June 30,
	2018	2017
Property and equipment, net:
U.S.	$32,234	$33,398
International	7,746	7,951
	$39,980	$41,349

NOTE 14 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
Customer	2018	2017
1 (a)	10.5%	10.6%
2 (a)	9.9%	7.2%
3 (b)	9.4%	6.7%
4 (a)	7.1%	13.8%
5 (b)	**	6.7%
Total	36.9%	45.0%

(a)Revenue from this customer is generated through our Precision Components Group segment.

(b)Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables

Customer	2018	2017
1	11.5%	**	%
2	8.8%	6.8%
3	8.6%	**	%
4	5.3%	**	%
5	** %	11.6
Total	34.2%	18.4%

**Customer represented less than 5% of accounts receivable for the years presented.

NOTE 15 – Subsequent Events

On July 17, 2018, the Company’s Board of Directors approved a plan to explore hiring a third party to help market and sell 3DMT.  On July 25, 2018, the Company entered into an agreement with a third party to market 3DMT for sale.  The Company is currently assessing what a reasonable estimated sale price would be for the sale of 3DMT.

On August 28, 2018, R. Brian Knaley, the Chief Financial Officer of ARC Group Worldwide, Inc. (the “Company”), advised the Company’s Board of Directors that he will resign from his position with the Company effective on the earlier of: (i) the first business day following the filing of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2018; or (ii) September 20, 2018 (the “Effective Date”).

The Board of Directors has accepted Mr. Knaley’s prospective resignation and appointed Mr. Aaron Willman to serve as Chief Financial Offcer of the Company, to be effective on the Effective Date.

The Company evaluated subsequent events through September 28, 2018, the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017.  Based on this evaluation, and the identification of a material weakness in our control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” below, our interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

To address the material weaknesses associated with the Company’s information technology infrastructure, actions taken in fiscal year 2018 include:

•	we sold General Flange & Forge, which was one of its entities in the Flanges and Fittings Group segment that contributed to some of the segregation of duties and IT infrastructure.
•	hired adequate staffing in the information technology and accounting departments to enhance the segregation of duties; and
•	strengthened the documentation of processes, procedures, and the review and approval of financial activities at our facilities.
•	Brought in a Chief Financial Officer with a deep background in internal controls.

To address the material weaknesses associated with the Company’s information technology infrastructure, actions planned in fiscal year 2019 include:

•

Effective July 1, 2018, the Colorado divisions of ATC, AFT and Thixoforming have been combined into one company.  The combination of these three divisions into one company will now streamline the process and eliminate redundancy in the monthly closing process and allow us to standardize process across the three former units. This will allow the staff to focus on only one monthly close process which will improve with the inadequate segregation of duties.

•

In July 2018 the Company upgraded its accounting software to the latest Syteline ERP Version 9.01. The Company plans to revise and implement all the user right permissions in the new software to adequately segregate duties and functions in the system and restrict access to only authorized personnel.

•

In August of 2018, the Company introduced a systematic tool, Prophix, for its monthly consolidation reporting process.  This will eliminate the primarily manual efforts of the former consolidation process.

•

The Company follows best practices IT policies and procedures and performs needed system maintenance procedures even though these two process have not been documented in writing.  The Company will develop in writing IT policies and procedures and disseminate to all authorized personnel and maintenance logs will be kept to document the process changes being administered.

•

The Company plans to implement additional review procedures by the Controller at smaller facilities to mitigate the inadequate segregation of duties due to having a limited number of accounting staff in those locations.

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

(b) Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our existing internal control structure over financial reporting during the twelve months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions “Information Regarding the Board of Directors and Executive Officers,” and “Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended June 30, 2018 and is incorporated herein by reference.  The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Outstanding Equity Awards at Fiscal Year-End,” and “Grants of Plan-Based Awards” in the 2018 Proxy Statement and is incorporated herein by reference.  Additional information required by this Item is set forth under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5, above, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Transactions with Management and Principal Shareholders” and “Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement and is incorporated herein by reference.

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

2.2

Asset Purchase Agreement, dated September 15, 2017, between General Flange & Forge LLC and GFFC Holdings, LLC.  Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of the Regulation S-K.  The Company will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Committion upon request (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed November 14, 2017).

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

10.20	Separation Agreement dated June 30, 2017 with Jason T. Young (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed September 26, 2017)
10.21

Third Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of September 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 14, 2017).

10.22

Fourth Amednment to the Subordinated Loan Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Capital Partners SBIC, L.P., dated as of September 22, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 14, 2017).

10.23

Fourth Amendment to Second Amended and Restated Credit Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and Citizens Bank, N.A., dated as of November 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed February 9, 2018).

10.24

Waiver Letter between ARC Group Worldwide, Inc. and Citizens Bank, N.A., dated as of February 9, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed February 9, 2018).

10.25

Fifth Amendment to the Subordinated Loan Agreement by and among ARC Group Worldwide, Inc. and certain of its subsidiaries as borrowers, and McLarty Partners SBIC, L.P., dated as of February 9, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed February 9, 2018).

14.1	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed September 26, 2017).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Hein & Associates
23.2*	Consent of Moss Adams
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1&	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

ARC Group Worldwide, Inc.

September 28, 2018	By:	/s/ Alan G. Quasha
Alan G. Quasha, Chairman and Chief Executive Officer
(Principal Executive Officer)

September 28, 2018	By:	/s/ Aaron Willman
Aaron Willman, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signatures

September 28, 2018	/s/ Alan G. Quasha
Alan G. Quasha, Chairman of the Board

September 28, 2018	/s/ Eli Davidai
Eli Davidai, Director

September 28, 2018	/s/ Todd A. Grimm
Todd A. Grimm, Director

September 28, 2018	/s/ Gregory D. Wallis
Gregory D. Wallis, Director

September 28, 2018	/s/ Eddie W. Neely
Eddie W. Neely, Director