Form 10-Q
period 2018-09-30
ARC Group Worldwide, Inc.
filed 2018-11-14
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 14, 2018, the Registrant had 23,349,478 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended
	September 30,	October 1,
	2018	2017
Sales	$20,566	$19,085
Cost of sales	17,456	17,893
Gross profit	3,110	1,192
Selling, general and administrative	3,134	3,315
Loss from operations	(24)	(2,123)
Other income (expense), net	26	(37)
Interest expense, net	(931)	(976)
Loss before income taxes	(929)	(3,136)
Income tax expense	(35)	(172)
Net loss from continuing operations	(964)	(3,308)
Loss on sale of subsidiaries and loss from discontinued operations, net of tax	(732)	(247)
Net loss	$(1,696)	$(3,555)

Net loss per common share, basic and diluted:
Continuing operations	$(0.04)	$(0.18)
Discontinued operations	$(0.03)	$(0.02)
ARC Group Worldwide, Inc.	$(0.07)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	23,336,610	18,194,091

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash	$348	$365
Accounts receivable, net	11,532	11,103
Inventories, net	13,743	12,102
Prepaid expenses and other current assets	1,953	2,781
Current assets of discontinued operations	3,529	547
Total current assets	31,105	26,898
Property and equipment, net	37,276	36,879
Goodwill	6,412	6,412
Intangible assets, net	15,426	16,270
Other	336	347
Long-term assets of discontinued operations	—	3,127
Total assets	$90,555	$89,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,099	$11,345
Accrued expenses and other current liabilities	2,393	2,000
Deferred revenue	870	825
Bank borrowings, current portion of long-term debt	1,718	1,721
Capital lease obligations, current portion	1,339	456
Accrued escrow obligations, current portion	943	943
Current liabilities of discontinued operations	1,639	1,422
Total current liabilities	19,001	18,712
Long-term debt, net of current portion	38,609	37,013
Capital lease obligations, net of current portion	1,487	617
Other long-term liabilities	977	965
Long-term liabilities of discontinued operations	—	462
Total liabilities	60,074	57,769

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 23,357,879 shares issued and 23,349,478 shares issued and outstanding at September 30, 2018, and 23,324,316 shares issued and 23,315,915 shares issued and outstanding at June 30, 2018	12	12
Treasury stock, at cost; 8,401 shares at September 30, 2018 and June 30, 2018	(94)	(94)
Additional paid-in capital	41,890	41,829
Accumulated deficit	(11,324)	(9,627)
Accumulated other comprehensive income (loss)	(3)	44
Total stockholders'equity	30,481	32,164
Total liabilities and stockholders' equity	$90,555	$89,933

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net loss	$(1,696)	$(3,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,644	2,516
Share-based compensation expense	61	287
Loss on sale of asset	23	—
Loss on sale of subsidiaries	—	109
Bad debt expense and other	6	83
Changes in working capital:
Accounts receivable	(461)	(1,645)
Inventory	(1,624)	(253)
Prepaid expenses and other assets	900	546
Accounts payable	(1,196)	820
Accrued expenses and other current liabilities	440	(437)
Deferred revenue	44	3
Net cash used in operating activities	(859)	(1,526)

Cash flows from investing activities:
Purchases of property and equipment	(44)	(957)
Proceeds from sale of subsidiary	—	3,000
Net cash (used in) provided by investing activities	(44)	2,043

Cash flows from financing activities:
Proceeds from debt issuance	19,094	27,073
Repayments of long-term debt and capital lease obligations	(18,130)	(28,073)
Issuance of common stock under employee stock purchase plan and exercise of stock options	—	92
Net cash provided by (used in) financing activities	964	(908)
Effect of exchange rates on cash	(78)	195
Net decrease in cash	(17)	(196)
Cash, beginning of period	365	593
Cash, end of period	$348	$397
Supplemental disclosures of cash flow information:
Cash paid for interest	$732	$955
Cash paid for income taxes, net of refunds	$1	$27

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”).  To further advance and support our core capabilities, the Company also offers complementary services including: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through its diverse product offering, the Company provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities which improve high-precision manufacturing efficiency and speed-to-market for its customers.

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks; therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The consolidated balance sheet as of June 30, 2018, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  The Company follows the same accounting policies for preparing quarterly and annual reports.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of ARC and its controlled subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

Correction of Immaterial Errors

In the first quarter of fiscal year 2019, the Company's management determined that there was an error with respect to the recording of the full cost absorption adjustment for inventory.  The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined that the error was immaterial to all prior consolidated financial statements taken as a whole. Accordingly, prior period amounts have not been adjusted to reflect the correction of the error.  The correction resulted in an increase in gross profit for the three months ended September 30, 2018 of $1.0 million.  All statement of operations totals following were also impacted by the increase.

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

Comprehensive Income (Loss)

For each of the quarters ended September 30, 2018 and October 1, 2017, there were no material differences between net income (loss) and comprehensive income (loss).

Accounting Pronouncements Adopted in the Current Period.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year beyond the originally specified effective date.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2019 and may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.  The Company has adopted ASU 2014-09 as of July 1, 2018 and no cumulative effect of the adoption recognized.  We obtained an understanding of the new standard and determined that the Company will retain much of the same accounting treatment used to recognize revenue as compared to current standards. See below for the Company’s updated revenue recognition policy.

Revenue Recognition

Revenues are measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.  The Company recognizes revenue when the earnings process is complete.  This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable.

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

Deferred revenue consists of customer deposits for the development of the tooling part component for the purpose of manufacturing the assembly part.  However, as this does not trigger any income as no products have changed hands and this is done more as a collectability measure with the Customer, no other actions other than recording the deposit occur at the time of the transaction.  The Company recognizes revenue and the related expenses when the customer approves and accepts delivery the tooling part component, which is the time when the performance obligation of providing product to the customer occurs.  Costs incurred related to tooling part components in the process of being developed are deferred and are included as a current assets on the balance sheet.

In regards to the assembly parts, revenue is recognized when the assembly parts are shipped at the Company’s loading dock which is when the customer takes control of the goods and the performance obligation is satisfied.

We did not record any adjustments to our financial statements as part of the adoption of ASU 2014-09.

The Company reported segment disclosures at Note 12 presents disaggregated revenue information for financial reporting purposes.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), to supersede nearly all existing lease guidance under GAAP.  ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases.  ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach.  We are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. While we continue to evaluate the effect of the standard on our consolidated financial statements, the adoption of the ASU will result in the recognition of a right of use asset and related liability with an estimated immaterial effect to our retained earnings.  The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows; however, the Company’s operating lease commitments are disclosed in Note 11, Commitments and Contingencies, of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2018.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses Topic 326 (“ASU 2016-13”), which requires entities to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that year.  Early adoption is permitted.  The adoption of ASU 2016-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Topic 350 (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative step, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 is effective for all public businesses that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact of ASU 2017-04 on the financial statements.  There was no impairment noted during first quarter 2019, but the Company expects that this standard will impact the financial statements if an impairment is indicated.

NOTE 3 – Divestitures

General Flange & Forge LLC (“GF&F”)

On September 15, 2017, the Company sold substantially all of the assets of GF&F to GFFC Holdings, LLC (“GFFC”) for $3.0 million in cash.  GFFC is owned, in part, by Quadrant Management Inc., which is an affiliate of the Company.  The sale of GF&F was therefore a related party transaction.  The GF&F sale was made pursuant to an industry-wide auction undertaken on behalf of the Company by a registered investment banking organization that managed the sale process with prospective bidders.  GFFC entered into the bidding for the GF&F assets only after the first rounds of the auction indicated uncertainty both in respect to the timing for closing any prospective sale and achieving the Company’s valuation objectives.  Mr. Alan Quasha, CEO of Quadrant Management Inc. and Chairman of the Company’s Board of Directors, recused himself from any deliberations or voting by the Board of Directors in respect of the sale of the GF&F assets to GFFC.  The Board of Directors appointed a special committee consisting solely of independent directors to oversee and negotiate the sale process.  The special committee engaged its own independent legal counsel to advise the special committee in respect of the drafting of the asset sale agreement and ancillary transaction documents in accordance with customary terms and conditions for transactions of this type.  In this manner, the special committee was able to conclude that the sale price and the terms and conditions for the transaction were superior to any other offers, as well as fair and reasonable to the Company and its shareholders.

The condensed consolidated statement of operations for the three months ended October 1, 2017, includes the results of operations of GF&F through the sale date of September 15, 2017 and the loss on the sale of GF&F.  Financial information for discontinued operations for the three months ended October 1, 2017 is as follows (in thousands):

October 1, 2017
Sales	$726
Cost of sales	(615)
Gross profit	111
Selling, general and administrative	(108)
Income from discontinued operations, before income taxes	3
Loss on sale of discontinued operations	(482)
Total (loss) income from discontinued operations, before income taxes	(479)
Income tax benefit on discontinued operations	209
Income (loss) from discontinued operations, net of tax	$(270)

Cash flows from GF&F for the three months ended October 1, 2017 are combined with the cash flows from operations within each of the categories presented on the condensed consolidated statements of cash flows.

3D Material Technologies (“3DMT”)

On July 25, 2018, the Board of Directors voted to sell its 3DMT division.  The Company is currently actively seeking a buyer for 3DMT while still operating until the sale.

The condensed consolidated statements of operations for the three months ended September 30, 2018 and October 1, 2017, respectively, include the results of operations of 3DMT.  Financial information for discontinued operations for the three months ended September 30, 2018 and October 1, 2017 are as follows (in thousands):

	September 30, 2018	October 1, 2017
Sales	$336	$865
Cost of sales	(898)	(634)
Gross profit	(562)	231
Selling, general and administrative	(158)	(172)
Loss from discontinued operations, before income taxes	(720)	59
Interest expense	(13)	(36)
Total income (loss) from discontinued operations, before income taxes	(733)	23
Income tax benefit on discontinued operations	1	—
Income (loss) from discontinued operations, net of tax	$(732)	$23

The condensed consolidated balance sheets for September 30, 2018 and June 30, 2018 include assets related to discontinued operations as follows (in thousands):

	September 30, 2018	June 30, 2018
Current assets:
Accounts receivable, net	$173	$148
Inventories, net	209	225
Prepaid expenses and other current assets	193	174
Total current assets	575	547
Property and equipment, net	2,928	3,101
Other Assets	26	26
Total assets of discontinued operations	$3,529	$3,674

Current liabilities:
Accounts payable and accrued expenses	$535	$449
Capital lease obligations, current portion	762	973
Total current liabilities	1,297	1,422
Capital lease obligations, net of current portion	342	462
Total liabilities of discontinued operations	$1,639	$1,884

The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations.  Cash flows from 3DMT for the three months ended September 30, 2018 and October 1, 2017 are combined within each of the categories presented.

	September 30, 2018	October 1, 2017
Net Cash Used in Operating Activities	$502	$6
Net Cash Used in Investing Activities	—	4
Net Cash Used in Financing Activities	331	229

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Raw materials and supplies	$5,350	$5,414
Work-in-process	6,665	5,907
Finished goods	3,132	3,144
	15,147	14,465
Reserve for obsolescence	(1,404)	(2,138)
Inventory of discontinued operations	—	(225)
	$13,743	$12,102

During the fourth quarter of fiscal 2017, the Company increased its inventory reserves for excess and obsolete inventory due to a change in business strategy related to the Company’s pricing structure, returned parts that the Company determined could not be profitably re-worked and sold, and increased reserves for slow moving inventory as a result of lower forecasted demand from certain customers, primarily related to the firearms industry.  This higher level of inventory reserves was continued during fiscal year 2018 related to continuing lower demand primarily related to the firearms industry.

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			September 30,	June 30,
	(in years)			2018	2018
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,258	18,188
Machinery and equipment	3	-	12	44,094	42,899
Office furniture and equipment	3	-	10	1,339	1,267
Construction-in-process		—		2,094	2,735
Assets acquired under capital lease				5,208	3,910
				72,257	70,263
Accumulated depreciation				(33,637)	(32,124)
Accumulated amortization on capital leases				(1,344)	(1,260)
				$37,276	$36,879

Depreciation expense totaled $1.8 million and $1.7 million for the three months ended September 30, 2018 and October 1, 2017, respectively.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

Total goodwill of $6.4 million is assigned to the Company’s Precision Components Group.  The Company performs a goodwill impairment assessment on at least an annual basis.  The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.  During the fiscal quarter ended September 30, 2018, the Company assessed whether any such indicators of impairment existed and concluded there were none.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of September 30, 2018			As of June 30, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(1,002)	$2,416	$3,418	$(945)	$2,473
Customer relationships	24,077	(11,443)	12,634	24,077	(10,838)	13,239
Non-compete agreements	3,654	(3,278)	376	3,654	(3,096)	558
Total	$31,149	$(15,723)	$15,426	$31,149	$(14,879)	$16,270

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense for identifiable intangible assets totaled $0.8 million for the three months ended September 30, 2018 and October 1, 2017.  Estimated future amortization expense for the next five years as of September 30, 2018, is as follows (in thousands):

Fiscal Years	Amount
2019	$2,348
2020	2,636
2021	2,636
2022	2,636
2023	2,636
Thereafter	2,534
Total	$15,426

There were no impairments of long-lived assets during the three and nine months ended September 30, 2018 and October 1, 2017.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	September 30, 2018	June 30, 2018
Senior secured revolving loan	$7,825	$5,692
Senior secured mortgage-based term loans	18,146	18,765
Subordinated term loan	15,000	15,000
Total debt	40,971	39,457
Unamortized deferred financing costs	(644)	(723)
Total debt, net	40,327	38,734
Current portion of long-term debt, net of unamortized deferred financing costs	(1,718)	(1,721)
Long-term debt, net of current portion and unamortized deferred financing costs	$38,609	$37,013

Senior Credit Agreement

On September 29, 2016, the Company and certain of its subsidiaries, entered into a new senior asset-based lending credit agreement with Citizens Bank, N.A. subsequently amended by amendments one through five (collectively, the “Senior ABL Credit Facility”).

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

The Maturity Date with respect to the Revolving Loan and the Term Loan is November 10, 2019, provided, however, upon repayment of Company subordinated indebtedness the maturity date will automatically extend to five years after the Closing Date for Revolving Loans and Revolving Commitments, and with respect to the Term Loans, the earlier of the date that is (i) ten years after the Closing Date and (ii) the maturity date of the Revolving Loans.  The Senior ABL Credit Facility contains certain mandatory prepayment provisions, including mandatory prepayments due in respect of sales of assets, sales of equity securities, events of default and other customary events, with exceptions for non-core business dispositions.

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

On November 13, 2018, the Company entered into the Fifth Amendment to the Senior ABL Credit Facility (the “Fifth Amendment”).  The Fifth Amendment extended the maturity date of the Senior ABL Credit Facility from August 10, 2019 to November 11, 2019.

The Company was in compliance with all covenants as of September 30, 2018.

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

On November 13, 2018, the Company entered into the Fifth Amendment to the Subordinated Loan Agreement (the “Fifth Amendment”).  The Fifth Amendment extended the maturity date of the Subordianated Loan Agreement from November 11, 2019 to February 11, 2020.

As of September 30, 2018, the Company was in compliance with its debt covenants under the Subordinated Credit Facility, after giving effect to the fifth amendment discussed above.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of September 30, 2018 (in thousands):

2019 (1)	$1,193
2020	38,848
2021	930
2022	—
Total	$40,971

(1)	Represents long-term debt principal payments for the nine months ending June 30, 2019.

NOTE 8 – Income Taxes

The income tax receivable was $0.5 million and $0.5 million at September 30, 2018 and June 30, 2018, respectively, which are included in other current assets.  The long-term income tax receivable was $0.3 million at September 30, 2018, which is included in other non-current assets.  The Company had unrecognized tax benefits for uncertain tax positions of $1.0 million on September 30, 2018 and June 30, 2018, respectively, which are included in other long-term liabilities.

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

NOTE 9 – Earnings Per Share

Net Income (Loss) Per Share – Basic and Diluted

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  As a result of the Company’s net loss from continuing operations, for the three months ended September 30, 2018 and October 1, 2017, approximately 45,362 and 146,634 shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

NOTE 10 – Share-Based Compensation

The Company’s share-based compensation arrangements include grants of stock options under the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan and the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan and the Employee Stock Purchase Plan.  The share-based compensation expense recognized during the three months ended September 30, 2018 and October 1, 2017 was $0.1 million and $0.3 million, and is included in selling, general and administrative expense.  As of September 30, 2018, there was $0.7 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 11 – Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through 2022, which contain various renewal options.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through 2024.  The capital leases have interest rates ranging from 2.95% to 8.72%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of September 30, 2018, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

NOTE 12 – Segment Information

During fiscal 2017, the Company sold its non-core subsidiaries, Tekna Seal and ARC Wireless.  Subsequently, in September 2017, the Company sold its non-core subsidiary, GF&F, which comprised the Flanges and Fittings Group segment.  The completed divestiture of these non-core businesses has changed the way in which management and its chief operating decision maker evaluate performance and allocate resources.  As a result, during the quarter ended June 30, 2018, the Company revised its business segments, consistent with its management of the business and internal financial reporting structure.  Specifically, the Precision Components Group now includes the results of its plastic injection molding operations and its tooling product line, which were previously included within the 3DMT Group.  During July 2018, the Company entered into an agreement to market 3DMT for possible sale which is now being reported as discontinued operations.  In addition, its precision metal stamping operations are now reported within the newly created Stamping Group, which were previously included in the Precision Components Group.

As a result of the above transactions, the Company will report two segments as part of continuing operations:  the Precision Components Group and the Stamping Group.

•

The Precision Components Group companies provide highly engineered, precision metal components using processes consisting of metal injection molding. It also includes our tooling product line and plastic injection molding.  Industries served include aerospace, automotive, consumer durables, electronic devices, firearms and defense, and medical and dental devices.

•	The Stamping Group consists of our precision metal stamping operations, primarily servicing the automotive industry.

Summarized segment information for the three months ended September 30, 2018 and October 1, 2017 is as follows (in thousands):

	Three months ended
	September 30,	October 1,
	2018	2017
Sales:
Precision Components Group	$15,685	$14,333
Stamping Group	4,881	4,752
Consolidated sales	$20,566	$19,085

Operating costs:
Precision Components Group	$14,789	$15,270
Stamping Group	4,938	5,001
Consolidated operating costs	$19,727	$20,271

Segment operating income (loss):
Precision Components Group	$896	$(937)
Stamping Group	(57)	(249)
Corporate (1)	(863)	(937)
Total segment operating loss	$(24)	$(2,123)

Interest expense, net	(931)	(976)
Other income, net	26	(37)
Non-operating expense	(905)	(1,013)
Consolidated loss before income taxes and non-controlling interest	$(929)	$(3,136)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
Customer	2019	2018
1 (a)	13.1%	6.0%
2 (b)	10.8%	9.1%
3 (a)	10.6%	5.5%
4 (a)	8.2%	10.2%
5 (b)	**	6.2%
Total	42.7%	37.0%

** Customer represented less than 5% of sales for the periods presented.

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers are as follows:

	Percentage of Receivables

Customer	2019	2018
1	10.5%	8.6%
2	9.4%	8.8%
3	5.8%	11.5%
4	10.0%	** %
5	** %	** %
6	** %	5.3%
Total	35.7%	34.2%

** Customer represented less than 5% of accounts receivable for the periods presented.

NOTE 14 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2018, the date the financial statements were available for release.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the ARC Group Worldwide, Inc. (“ARC,” “our,” “we,” or “us”) Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Quarterly Report (this “Report”) may contain certain statements about ARC that are or may be “forward-looking statements,” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  These statements are based on the current expectations of the management of ARC and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Factors that could cause our results to differ materially from current expectations include, but are not limited to, factors detailed in our reports filed with the SEC, including further but not limited to those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  In addition, these statements are based on a number of assumptions that are subject to change.  The forward-looking statements contained in this Report may include all other statements in this document other than historical facts.  Without limitation, any statements preceded or followed by, or that include the words “targets,” “plans,” “believes,” “expects,” “aims,” “intends,” “will,” “may,” “anticipates,” “estimates,” “approximates,” “projects,” “seeks,” “sees,” “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements.  Forward-looking statements include statements relating to the following: (1) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses, and future prospects; (2) business and management strategies and the expansion and growth of ARC; (3) the effects of government regulation on ARC’s business; and (4) our plans, objectives, expectations and intentions generally.

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

Overview

ARC Group Worldwide, Inc. is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and precision metal stamping (“Stamping”).  To further advance and support these core capabilities, the Company also offers complementary services including: (i) traditional and clean room plastic injection molding; and (ii) advanced rapid and conformal tooling.  Through our diverse product offering, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

Our business model is to accelerate the widespread adoption of MIM, supported by other key technologies, including automation, robotics, and production software in traditional manufacturing, thereby benefiting from the elimination of inefficiencies currently present in the global supply chain.  More specifically, the two key pillars of our business strategy are centered on the following areas:

•

Holistic Manufacturing Solution.  The metal and plastic fabrication industries are highly fragmented sectors with numerous single-solution providers.  Given the inefficiencies associated with working with these disjointed groups, many manufacturers seek to improve their supplier base by working with more scaled, holistic providers.  Our strategy is to facilitate the consolidation and streamlining of global supply chains by offering a holistic solution to our customers’ manufacturing needs.  In particular, ARC provides a “one-stop shop” solution to our customers by offering a spectrum of highly advanced products, processes, and services, thereby delivering highly-engineered precision components at efficient production yields.  This is evident in the cross-selling we are currently achieving across all divisions.

•

Accelerating Speed-to-Market.  The traditional prototype-to-production process is often subject to lengthy bottlenecks and is characterized by inefficient price quoting delays, time-consuming tooling procedures, and outdated production methodologies.  To differentiate itself from competitors, ARC focuses on reducing inefficiencies in the development cycle by offering the seamless integration of a wide-variety of proprietary technologies in order to dramatically reduce the time and cost associated with new product development.  Specifically, the Company has developed rapid prototype solutions, short-run production services, in-house rapid and advanced conformal tooling, and rapid full production capabilities.

Separately, U.S. manufacturing has been rejuvenated as global wage disparities and traditional labor-intensive processes are displaced by technology.  We believe these macroeconomic trends will aid in the adoption of our business strategy.

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

•

Precision Metal Stamping.  We are one of the leading stamping companies, utilizing advanced robotics, automation, and a reduced time to market strategy.  Our offerings include Stamping, robotic and resistance welding, component assemblies, and fuel system tank floats.  Our wide range of press capabilities allows us to deliver precision parts of various sizes and materials to the automotive, consumer durable, electronic device, and firearm and defense industries.  Operating out of a modern facility, Stamping’s innovative manufacturing techniques and commitment to exploring new technologies represent a departure from tradition, giving our customers a competitive edge in today’s market.

•

Additional Complementary Metal and Plastic Fabrication Capabilities.  We offer a number of additional specialty metal and plastic fabrication capabilities that enable us to provide our customers with a full suite of custom-component products.  Our specialty capabilities include plastic injection molding (including medical clean room applications), magnesium injection molding, and computer numerical control machining.

Our overall growth strategy is centered on:

•	Driving organic improvement through the expansion and cross-selling of our core services to existing clients;
•	Accelerating the adoption of our technology by new customers in traditional manufacturing markets;
•	Expanding our metal processing capabilities to be able to provide additional product solutions beyond traditional offerings.
•	Improving financial and operational results from the implementation of operational best practices.
•	Further diversification into aerospace and medical device industries, providing higher overall margins.

Accordingly, all of our business divisions are managed consistently with this strategy in order to drive organic sales growth and cash flow generation, while improving quality, speed, and service to our customers.

During fiscal first quarter 2019, the Board of Directors voted to sell its 3DMT division.  As such, we do not include 3DMT in the results of operations for the segments below as it is included in discontinued operations for the three months ended September 30, 2018 and October 1, 2017, respectively.

Results of Operations – Three Months Ended September 30, 2018 and October 1, 2017

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	September 30, 2018		October 1, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$15,685	76.3%	$14,333	75.1%
Stamping Group	4,881	23.7%	4,752	24.9%
Total	$20,566	100.0%	$19,085	100.0%
$ Change	$1,481
% Change	7.76%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$2,756	17.6%	$983	6.9%
Stamping Group	354	7.3%	209	4.4%
Total	$3,110	15.1%	$1,192	6.2%
$ Change	$1,918
% Change	160.91%

Sales

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended October 1, 2017

•

Precision Components Group sales during the three months ended September 30, 2018 increased by $1.4 million, or 9.4%.  This was due to the continued increase in medical and aerospace sales during first quarter 2019 as part of our focus on selling to those industries.  Further, the firearms industry continued it’s improvement from the sales decline noted in the first quarter 2018.

•	Stamping Group sales during the three months ended September 30, 2018 increased by $0.1 million, or 2.7%, due to increased automotive sales during first quarter 2019 as compared to the prior year.

Gross Profit and Gross Margin

Gross profit is affected by a number of factors including unit volumes, pricing, product mix, (including the mix of new and ongoing parts), cost of labor and raw materials, competition, new products and service, and capacity utilization.  In the case of acquisitions and new customer programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead.  Gross margin can improve over time if manufacturing volumes increase and as our utilization rates and overhead absorption improve.  As a result of these various factors, our gross margin varies from period to period.

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended October 1, 2017

•

Precision Components Group gross profit increased $1.8 million and gross margin increased 10.7% during the three months ended September 30, 2018.  The increases in gross profit and gross margin were related to both the increase in the overall demand, as well as the Company’s strategic shift to sell more product to the aerospace and medical device industries which typically provide higher margins.

•

Stamping Group gross profit increased $0.1 million and gross margin increased 2.9% during the three months ended September 30, 2018.  The primary reasons for the increases in gross profit and gross margin were higher margin tooling sales related to new product launches.

The following paragraphs discuss other items affecting the results of our operations for the three months ended September 30, 2018 and October 1, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $3.1 million, or 15.2% of sales, for the three months ended September 30, 2018, compared with $3.3 million, or 17.4% of sales, for the three months ended October 1, 2017.  The decreases in SG&A expense for the three months ended September 30, 2018 were primarily due to lower labor and labor related costs related to cost reduction initiatives completed as of June 30, 2018, that continued into first quarter 2019.

Other Income (Expense), Net

Other income (expense), net was $0.1 million and $(0.1) million for the three months ended September 30, 2018 and October 1, 2017, respectively.  The increase in other income, net during the three month period ended September 30, 2018 was primarily due to a change in foreign exchange rates for foreign denominated accounts.

Interest Expense, Net

Interest expense, net was $0.9 million and $1.0 million for the three months ended September 30, 2018 and October 1, 2017, respectively.  The decrease in interest expense, net for the three months ended September 30, 2018 was primarily due to the refinancing of the Company’s senior secured credit facility and the lowering of the senior secured revolving loan via the partial use of proceeds from our Rights Offering.

Discontinued Operations

On July 18, 2018, the Company’s Board of Directors approved a plan to explore hiring a third party to help market and sell 3DMT.  On July 25, 2018, the Company entered into an agreement with a third party to transact the activities of marketing and selling 3DMT.  The Company is currently assessing what a reasonable estimated sale price would be for the sale of 3DMT.  For the three months ended September 30, 2018, 3DMT had a net loss of $0.7 million recorded in discontinued operations.

Income Tax

Income tax expense from continuing operations was $0.1 million and $0.2 million for the three months ended September 30, 2018 and October 1, 2017, respectively.

The primary reason for the decrease in income tax expense is the decrease in corporate tax rate from 35% to 21%.

Liquidity and Capital Resources

We had cash and cash equivalents of $0.4 million as of September 30, 2018 and June 30, 2018, respectively, held in financial institutions outside the United States.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

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

On February 28, 2018, we completed a Rights Offering during the quarter for net proceeds of $9.8 million, after expenses, and such proceeds were used for general working capital needs.

Our primary sources of liquidity are cash flows from operations, cash on hand, and revolving loans permitted under the Senior ABL Credit Facility.  As of September 30, 2018, $7.8 million of borrowings were outstanding under the senior secured revolving loan, with additional borrowings subject to compliance with the terms of our Senior ABL Credit Facility as described in Note 7.  While we believe these sources of liquidity to be sufficient to maintain ongoing operations for the next twelve months, we may seek additional sources of capital to provide incremental liquidity, to assist in the acceleration of organic growth, and to support the achievement of other strategic and financial objectives.

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2018 was $0.9 million, which consisted of the following:

•

Net loss of $1.7 million included $2.7 million of non-cash expenses, which consisted primarily of $2.6 million of depreciation and amortization, loss on sale of an asset $0.1 million, $0.1 million of share-based compensation; and

•	Cash used by working capital of $1.9 million, primarily the result of cash outflow from payment of outstanding payables, as well as an increase in inventory related to our overall revenue growth.

Investing Activities

During the three months ended September 30, 2018, cash used by investing activities was $0.1 million primarily due to the normal purchases of property, plant and equipment as part of the ordinary course of business for the period.

Financing Activities

During the three months ended September 30, 2018, cash provided by financing activities was $1.0 million, primarily due to the net additional debt draws on the Company’s revolving line of credit.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 7, Debt, to our condensed consolidated financial statements in Part I, Item 1 to this Report incorporated herein by reference thereto and Note 8, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

As of September 30, 2018, we were in compliance with our minimum availability covenant under the Senior ABL Credit Facility.

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

Period	Fixed Charge Coverage Ratio
September 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of September 30, 2018 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$12,923
Less unfinanced portion of capital expenditures	(2,130)
Less taxes paid in cash	(48)
Coverage Amount (a)	$10,745
Fixed Charges (b)	$6,521
Fixed Charge Coverage Ratio (a:b)	1.65:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
July 1, 2018 and thereafter	3.50:1.00

The summary calculation of our Subordinated Loan Agreement Total Leverage Ratio as of September 30, 2018 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$44,902
Consolidated EBITDA (b)	$12,923
Maximum Total Leverage Ratio (a:b)	3.47:1.00

As of September 30, 2018, we were in compliance with our debt covenants under our Subordinated Loan Agreement.

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

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	September 30, 2018
Net loss	$(11,324)
Share-based compensation	396
Interest expense, net	3,557
Income taxes	(188)
Depreciation and amortization	10,351
Transaction related expenses (1)	123
Restructuring and severance expenses	43
Other non-cash adjustments	(165)
Inventory write-offs and reserve adjustments	8,184
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	1,946
Consolidated EBITDA	$12,923

(1)	Transaction related expenses relate to legal fees incurred to amend certain debt agreements and the sale of our non-core subsidiaries.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of September 30, 2018.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein, including estimates about the effects of matters or future events that are inherently uncertain.  Policies determined to be critical are those that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  For a discussion of our critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in our Form 10-K for the fiscal year ended June 30, 2018.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

We previously reported material weaknesses that were identified as of June 30, 2016.  Our information technology and accounting infrastructure was inadequate, which could lead to the untimely identification and resolution of accounting and disclosure matters.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

During fiscal years 2017 and 2018, as part of our efforts to improve on of our internal control environment, we implemented the following changes in our internal control over financial reporting:

•	We sold Tekna Seal, ARC Wireless, and General Flange & Forge. These entities were smaller entities that contributed to our weak segregation of duties and IT Infrastructure issues;
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

•	Strengthened the documentation of processes, procedures and the review and approval of financial activities at our facilities.

To address the material weaknesses associated with the Company’s information technology infrastructure, actions planned in fiscal year 2019 include:

•

Effective July 1, 2018, the Colorado divisions of ATC, AFT and Thixoforming have been combined into one company.  The combination of these three divisions into one company will now streamline the process and eliminate redundancy in the monthly closing process and allow us to standardize process across the three former units.  This will allow the staff to focus on only one monthly close process which will improve with inadequate segregation of duties.

•

In July 2018, the Company upgraded its accounting software to the latest Syteline ERP Version 9.01.  The Company plans to revise and implement all the user right permissions in the new software to adequately segregate duties and functions in the system and restrict access to only authorized personnel.

•	In August 2018, the Company introduced a systematic tool, Prophix, to improve the efficiency and control over our consolidation process.
•

The Company follows best practices IT policies and procedures and performs needed system maintenance procedures even though these two process changes have not been documented in writing.  The Company will develop in writing IT policies and procedures and disseminate to all authorized personnel and maintenance logs will be kept to document the process changes being administered.

•

The Company plans to implement additional review procedures by the Controllers at smaller facilities to mitigate the inadequate segregation of duties due to having a limited number of accounting staff in those locations.

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

Management believes the measures described above and other procedures that will be implemented will largely remediate the control deficiencies we have identified and strengthen our internal control over financial reporting.  However, the implementation of certain mitigating processes and procedures will be dependent on certain factors, including, but not limited to, financial performance, and as such, the timing and effectiveness cannot be accurately forecasted at present time.  Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures.  As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances, not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2018, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, except with respect to the risk factors applicable to our Rights Offering, as set forth in the registration statement on Form S-1, as amended and filed with the SEC on February 7, 2018 and declared effective on February 9, 2018, as to which all such risk factors under the caption “RISK FACTORS” and set forth pages 16 through 20 of the prospectus constituting part of the registration statement are incorporated herein by reference thereto.

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

ARC GROUP WORLDWIDE, INC.

Date: November 14, 2018	/s/ Alan G. Quasha
	Name:	Alan G. Quasha
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2018	/s/ Aaron Willman
	Name:	Aaron Willman
Chief Financial Officer (Principal Financial Officer)