Form 10-Q
period 2018-12-30
ARC Group Worldwide, Inc.
filed 2019-02-13
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

As of February 13, 2019, the Registrant had 23,349,478 shares outstanding of its $.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the six months ended
	December 30,	December 31,	December 30,	December 31,
	2018	2017	2018	2017
Sales	$20,907	$17,428	$41,473	$36,514
Cost of sales	19,415	17,725	36,872	35,619
Gross profit	1,492	(297)	4,601	895
Selling, general and administrative	3,345	3,357	6,479	6,671
Loss from operations	(1,853)	(3,654)	(1,878)	(5,776)
Other income (expense), net	64	165	90	129
Interest expense, net	(898)	(912)	(1,829)	(1,889)
Loss before income taxes	(2,687)	(4,401)	(3,617)	(7,536)
Income tax benefit (expense)	(33)	366	(68)	194
Net loss from continuing operations	(2,720)	(4,035)	(3,685)	(7,342)
Loss on sale of subsidiaries and loss from discontinued operations, net of tax	(822)	(287)	(1,554)	(534)
Net loss	$(3,542)	$(4,322)	$(5,239)	$(7,876)

Net loss per common share, basic and diluted:
Continuing operations	$(0.12)	$(0.22)	$(0.16)	$(0.40)
Discontinued operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
ARC Group Worldwide, Inc.	$(0.15)	$(0.24)	$(0.22)	$(0.43)

Weighted average common shares outstanding:
Basic and diluted	23,349,478	18,265,323	23,343,044	18,229,320

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash	$249	$365
Accounts receivable, net	10,044	11,103
Inventories, net	14,815	12,102
Prepaid expenses and other current assets	1,105	2,781
Current assets of discontinued operations	3,444	547
Total current assets	29,657	26,898
Property and equipment, net	36,067	36,879
Goodwill	6,412	6,412
Intangible assets, net	14,582	16,270
Other	353	347
Long-term assets of discontinued operations	—	3,127
Total assets	$87,071	$89,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,050	$11,345
Accrued expenses and other current liabilities	2,121	2,000
Deferred revenue	561	825
Bank borrowings, current portion of long-term debt	1,704	1,721
Capital lease obligations, current portion	1,278	456
Accrued escrow obligations, current portion	776	943
Current liabilities of discontinued operations	1,364	1,422
Total current liabilities	18,854	18,712
Long-term debt, net of current portion	38,892	37,013
Capital lease obligations, net of current portion	1,273	617
Other long-term liabilities	967	965
Long-term liabilities of discontinued operations	—	462
Total liabilities	59,986	57,769

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 23,357,879 shares issued and 23,349,478 shares issued and outstanding at December 30, 2018, and 23,324,316 shares issued and 23,315,915 shares issued and outstanding at June 30, 2018	12	12
Treasury stock, at cost; 8,401 shares at December 30, 2018 and June 30, 2018	(94)	(94)
Additional paid-in capital	42,027	41,829
Accumulated deficit	(14,866)	(9,627)
Accumulated other comprehensive income	6	44
Total stockholders'equity	27,085	32,164
Total liabilities and stockholders' equity	$87,071	$89,933

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the six months ended
	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(5,239)	$(7,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,468	5,051
Share-based compensation expense	199	397
Loss on sale of asset	34	—
Loss on sale of subsidiaries	—	109
Bad debt expense and other	59	84
Changes in working capital:
Accounts receivable	986	(137)
Inventory	(2,706)	(138)
Prepaid expenses and other assets	1,897	609
Accounts payable	(227)	1,486
Accrued expenses and other current liabilities	(18)	(1,472)
Deferred revenue	(265)	222
Net cash provided by (used in) operating activities	188	(1,665)

Cash flows from investing activities:
Purchases of property and equipment	(760)	(1,500)
Proceeds from sale of subsidiary	—	3,000
Net cash (used in) provided by investing activities	(760)	1,500

Cash flows from financing activities:
Proceeds from debt issuance	38,417	49,533
Repayments of long-term debt and capital lease obligations	(37,858)	(50,040)
Issuance of common stock under employee stock purchase plan and exercise of stock options	—	155
Net cash provided by (used in) financing activities	559	(352)
Effect of exchange rates on cash	(103)	311
Net decrease in cash	(116)	(206)
Cash, beginning of period	365	593
Cash, end of period	$249	$387
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,052	$1,244
Cash paid for income taxes, net of refunds	$87	$48

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”).  To further advance and support our core capabilities, the Company also offers complementary services including: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through its diverse product offering, the Company provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities that improve high-precision manufacturing efficiency and speed-to-market for its customers.

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

Correction of Immaterial Errors

In the first quarter of fiscal year 2019, the Company's management determined that there was an error with respect to the recording of the full cost absorption adjustment for inventory.  The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined that the error was immaterial to all prior consolidated financial statements taken as a whole. Accordingly, prior period amounts have not been adjusted to reflect the correction of the error.  The correction resulted in an increase in gross profit for the six months ended December 30, 2018 of $1.0 million.  All statement of operations totals following were also impacted by the increase.

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

Comprehensive Income (Loss)

For each of the quarters ended December 30, 2018 and December 31, 2017, there were no material differences between net income (loss) and comprehensive income (loss).

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

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (the “new revenue standard”) with respect to all contracts using the modified retrospective method. As a majority of the Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facility, and there was no change in the recognition model historically applied to contracts with customers under the new revenue standard, there was no adjustment to the opening balance of retained earnings.  The impact to the Company’s results of operations is not expected to be material, on an on-going basis, because the analysis of the Company’s contracts under the new revenue standard supports a recognition model consistent with the Company’s current revenue recognition model.

Product revenues are primarily generated from the sale and MIM and related products. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) all obligations have been substantially performed pursuant to the terms of the arrangement.

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

In regards to the assembly parts, revenue is recognized when the assembly parts are shipped at the Company’s loading dock, which is when the customer takes control of the goods and the performance obligation is satisfied.

We did not record any adjustments to our financial statements as part of the adoption of ASU 2014-09.

The Company reported segment disclosures at Note 12, whch presents disaggregated revenue information for financial reporting purposes.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: Topic 842 (“ASU 2016-02”), to supersede nearly all existing lease guidance under GAAP.  ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases.  ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted.  Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach.  We are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. While we continue to evaluate the effect of the standard on our consolidated financial statements, the adoption of the ASU will result in the recognition of a right of use asset and related liability with an estimated immaterial effect to our retained earnings.  The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows; however, the Company’s operating lease commitments are disclosed in Note 12, Commitments and Contingencies, of the Company’s Form 10-K for the fiscal year ended June 30, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Topic 350 (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative step, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 is effective for all public businesses that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact of ASU 2017-04 on the financial statements.  There was no impairment noted during six months ended December 30, 2018, but the Company expects that this standard will impact the financial statements if an impairment is indicated.

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

The condensed consolidated statement of operations for the three and six months ended December 31, 2017, includes the results of operations of GF&F through the sale date of September 15, 2017 and the loss on the sale of GF&F.  Financial information for discontinued operations for the three and six months ended December 30, 2018 and December 31, 2017 is as follows (in thousands):

	For the three months ended		For the six months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Sales	$—	$-	$—	$726
Cost of sales	—	-	—	(615)
Gross profit	—	-	—	111
Selling, general and administrative	—	-	—	(108)
Income from discontinued operations, before income taxes	—	-	—	3
Loss on sale of discontinued operations	—	(21)	—	(503)
Total (loss) income from discontinued operations, before income taxes	—	(21)	—	(500)
Income tax benefit on discontinued operations	—	15	—	224
Income (loss) from discontinued operations, net of tax	$—	$(6)	$—	$(276)

Cash flows from GF&F for the three months ended December 31, 2017 are combined with the cash flows from operations within each of the categories presented on the condensed consolidated statements of cash flows.

3D Material Technologies (“3DMT”)

On July 25, 2018, the Board of Directors voted to sell its 3DMT division.  The Company is currently actively seeking a buyer for 3DMT while still operating until the sale.

The condensed consolidated statements of operations for the three months ended December 30, 2018 and December 31, 2017, respectively, include the results of operations of 3DMT disclosed as discontinued operations.  Financial information for discontinued operations for the three and six months ended December 30, 2018 and December 31, 2017 are as follows (in thousands):

	For the three months ended		For the six months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Sales	$332	$926	$668	$1,790
Cost of sales	(893)	(998)	(1,791)	(1,632)
Gross profit	(561)	(72)	(1,123)	158
Selling, general and administrative	(244)	(196)	(402)	(367)
Loss from discontinued operations, before income taxes	(805)	(268)	(1,525)	(209)
Interest expense	(17)	(15)	(29)	(51)
Other expense, net	—	2	—	2
Total income (loss) from discontinued operations, before income taxes	(822)	(281)	(1,554)	(258)
Income tax benefit on discontinued operations	—	—	—	—
Loss from discontinued operations, net of tax	$(822)	$(281)	$(1,554)	$(258)

The condensed consolidated balance sheets for December 30, 2018 and June 30, 2018 include assets related to discontinued operations as follows (in thousands):

	December 30, 2018	June 30, 2018
Current assets:
Accounts receivable, net	$162	$148
Inventories, net	219	225
Prepaid expenses and other current assets	105	174
Property and equipment, net	2,932	—
Other assets	26	—
Total current assets	3,444	547
Property and equipment, net	—	3,101
Other Assets	—	26
Total assets of discontinued operations	$3,444	$3,674

Current liabilities:
Accounts payable and accrued expenses	$543	$449
Capital lease obligations, current portion	821	973
Total current liabilities	1,364	1,422
Capital lease obligations, net of current portion	—	462
Total liabilities of discontinued operations	$1,364	$1,884

The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations.  Cash flows from 3DMT for the six months ended December 30, 2018 and December 31, 2017 are combined within each of the categories presented.

	December 30, 2018	December 31, 2017
Net Cash Used in Operating Activities	$1,230	$111
Net Cash Used in Investing Activities	—	5
Net Cash Used in Financing Activities	613	553

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	December 30, 2018	June 30, 2018
Raw materials and supplies	$5,370	$5,414
Work-in-process	7,124	5,907
Finished goods	3,811	3,144
	16,305	14,465
Reserve for obsolescence	(1,271)	(2,138)
Inventory of discontinued operations	(219)	(225)
	$14,815	$12,102

The Company increased its inventory in the six months ended December 30, 2018 as compared to June 30, 2018.  This was primarily due to the increase of inventory at the ARC CO facility as a part of the process to drive down past due customer orders.

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			December 30,	June 30,
	(in years)			2018	2018
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,259	18,188
Machinery and equipment	3	-	12	45,134	42,899
Office furniture and equipment	3	-	10	1,634	1,267
Construction-in-process		—		1,221	2,735
Assets acquired under capital lease				5,304	3,910
				72,816	70,263
Accumulated depreciation				(35,203)	(32,124)
Accumulated amortization on capital leases				(1,546)	(1,260)
				$36,067	$36,879

Depreciation expense totaled $1.8 million and $1.5 million for the three months ended December 30, 2018 and December 31, 2017, respectively, and $3.4 million and $3.0 million for the six months ended December 30, 2018 and December 31, 2017, respectively.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

Total goodwill of $6.4 million is assigned to the Company’s Precision Components Group.  The Company performs a goodwill impairment assessment on at least an annual basis.  The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.  During the fiscal quarter ended December 30, 2018, the Company assessed whether any such indicators of impairment existed and concluded there were none.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of December 30, 2018			As of June 30, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(1,059)	$2,359	$3,418	$(945)	$2,473
Customer relationships	24,077	(12,048)	12,029	24,077	(10,838)	13,239
Non-compete agreements	3,654	(3,460)	194	3,654	(3,096)	558
Total	$31,149	$(16,567)	$14,582	$31,149	$(14,879)	$16,270

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense for identifiable intangible assets totaled $0.8 million for the three months ended December 30, 2018 and December 31, 2017, and $1.7 million for the six months ended December 30, 2018 and December 31, 2017.  Estimated future amortization expense for the next five years as of December 30 is as follows (in thousands):

Fiscal Years	Amount
2019	$1,504
2020	2,636
2021	2,636
2022	2,636
2023	2,636
Thereafter	2,534
Total	$14,582

There were no impairments of long-lived assets during the three and six months ended December 30, 2018 and December 31, 2017.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	December 30, 2018	June 30, 2018
Senior secured revolving loan	$8,268	$5,692
Senior secured mortgage-based term loans	17,893	18,765
Subordinated term loan	15,000	15,000
Total debt	41,161	39,457
Unamortized deferred financing costs	(565)	(723)
Total debt, net	40,596	38,734
Current portion of long-term debt, net of unamortized deferred financing costs	(1,704)	(1,721)
Long-term debt, net of current portion and unamortized deferred financing costs	$38,892	$37,013

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

On November 12, 2017, the Company entered into the Fourth Amendment to the Senior ABL Credit Facility (the “Fourth Amendment”).  The Fourth Amendment suspends the Company’s fixed charge coverage ratio covenant through December 31, 2018.  The suspension of the fixed charge coverage ratio covenant was effective as of December 31, 2017.  The Fourth Amendment also adds a minimum revolving credit availability financial covenant. The Fourth Amendment also permits the Company to make infusions of junior capital, which may consist of subordinated debt and/or equity issuances.  The junior capital infusions made under the Fourth Amendment will not be subject to mandatory prepayment of the Senior ABL Credit Facility, but subject to certain limitations in respect of outstanding subordinated indebtedness. Under the terms of the Fourth Amendment, the initial infusion of junior capital in amount of not less than $5.0 million must be completed by the Company no later than January 31, 2018.  The minimum revolving credit availability covenant requires the Company to maintain the following availability:  (a) at least $1,250,000 in revolving credit availability until the earlier of (i) the initial closing of the infusion of $5.0 million in junior capital and (ii) January 31, 2018; and (b) thereafter, at least $3,500,000 in such revolving credit availability. The Fourth Amendment also reduces the Line Cap (consisting of the lesser of the aggregate revolving credit commitment and the borrowing base) in respect of certain prepayment obligations and conditions precedent to borrowing, by reducing the borrowing base by $1,250,000. The Fourth Amendment contains customary representations and warranties regarding the status of the Company and compliance with all terms and conditions of the Senior ABL Credit Facility.

On November 13, 2018, the Company entered into the Fifth Amendment to the Senior ABL Credit Facility (the “Fifth Amendment”).  The Fifth Amendment extended the maturity date of the Senior ABL Credit Facility from August 10, 2019 to November 11, 2019.

On February 12, 2019, the Company entered into the Sixth Amendment to the Senior ABL Credit Facility (the “Fifth Amendment”).  The Sixth Amendment extended the maturity date of the Senior ABL Credit Facility from November 11, 2019 to February 11, 2019.  Additionally, it extended the effective date of the Fixed Charge Ratio to March 31, 2019 with a ratio of 1.10 to 1.00.

The Company was in compliance with all covenants as of December 30, 2018.

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

On November 13, 2018, the Company entered into the Sixth Amendment to the Subordinated Loan Agreement (the “Sixth Amendment”).  The Sixth Amendment extended the maturity date of the Subordinated Loan Agreement from November 11, 2019 to February 11, 2020.

On February 12, 2019, the Company entered into the Seventh Amendment to the Subordinated Loan Agreement (the “Seventh Amendment”).  The Seventh Amendment extended the maturity date of the Subordinated Loan Agreement from February 11, 2020 to May 11, 2020.

As of December 30, 2018, the Company was in compliance with its debt covenants under the Subordinated Credit Facility, after giving effect to the fifth amendment discussed above.

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

Future Debt Payments

The following schedule represents the Company’s future debt payments as of December 30, 2018 (in thousands):

2019 (1)	$968
2020	39,277
2021	916
2022	—
Total	$41,161

(1)	Represents long-term debt principal payments for the six months ending June 30, 2019.

NOTE 8 – Income Taxes

The income tax receivable was $0.1 million and $0.5 million at December 30, 2018 and June 30, 2018, respectively, which are included in other current assets.  The long-term income tax receivable was $0.3 million at December 30, 2018, which is included in other non-current assets.  The Company had unrecognized tax benefits for uncertain tax positions of $1.0 million on December 30, 2018 and June 30, 2018, respectively, which are included in other long-term liabilities.

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

NOTE 9 – Earnings Per Share

Net Income (Loss) Per Share – Basic and Diluted

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  As a result of the Company’s net loss from continuing operations, for the three months ended December 30, 2018 and December 31, 2017, approximately 5,812 and 69,357 shares, respectively, and for the six months ended December 30, 2018 and December 31, 2017, approximately 9,469 and 105,857 shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

NOTE 10 – Share-Based Compensation

The Company’s share-based compensation arrangements include grants of stock options under the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan, the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan, and the Employee Stock Purchase Plan.  The share-based compensation expense recognized during the three months ended December 30, 2018 and December 31, 2017 was $0.1 million, and during the six months ended December 31, 2018 and December 31, 2017 was $0.2 and $0.4 million, respectively.  These expensed are included in selling, general and administrative expense.  As of December 30, 2018, there was $0.4 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 11 – Commitments and Contingencies

The Company leases land, facilities, and equipment under various non-cancellable operating lease agreements expiring through 2022, which contain various renewal options.  The Company also leases equipment and a building under non-cancellable capital lease agreements expiring through 2024.  The capital leases have interest rates ranging from 2.90% to 8.72%.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  As of December 30, 2018, the Company was involved in two legal matters related to fiscal 2016 and 2017.  Subsequent to December 30, 2018, both matters were settled resulting in payments of approximately $0.5 million, which was accrued as of December 30, 2018.  Other than these matters, the Company is not presently a party to any legal proceedings, the resolution of which, management believes, would have a material adverse effect on its business, operating results, financial condition, or cash flows.

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

•	The Stamping Group consists of our precision metal stamping operations, primarily servicing the automotive industry.

Summarized segment information for the three months ended December 30, 2018 and December 31, 2017 is as follows (in thousands):

	Three months ended		Six months ended
	December 30,	December 31,	December 30,	December 31,
	2018	2017	2018	2017
Sales:
Precision Components Group	$15,951	$13,069	$31,636	$27,402
Stamping Group	4,956	4,359	9,837	9,112
Consolidated sales	$20,907	$17,428	$41,473	$36,514

Operating costs:
Precision Components Group	$16,146	$15,353	$30,935	$30,622
Stamping Group	5,634	4,746	10,571	9,748
Consolidated operating costs	$21,780	$20,099	$41,506	$40,370

Segment operating income (loss):
Precision Components Group	$(195)	$(2,284)	$701	$(3,220)
Stamping Group	(678)	(387)	(734)	(636)
Corporate (1)	(980)	(983)	(1,845)	(1,920)
Total segment operating loss	$(1,853)	$(3,654)	$(1,878)	$(5,776)

Interest expense, net	(898)	(912)	(1,829)	(1,889)
Other income, net	64	165	90	129
Non-operating expense	(834)	(747)	(1,739)	(1,760)
Consolidated loss before income taxes and non-controlling interest	$(2,687)	$(4,401)	$(3,617)	$(7,536)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Six months ended
	December 30,	December 31,	December 30,	December 31,
Customer	2018	2017	2018	2017
1 (a)	12.7%	7.8%	12.9%	6.8%
2 (b)	10.5%	9.5%	10.7%	9.3%
3 (a)	9.1%	7.6%	8.7%	9.0%
4 (a)	8.9%	7.8%	9.7%	6.6%
5 (b)	* %	* %	* %	5.2%
Total	41.2%	32.7%	42.0%	36.9%

* Customer represented less than 5% of sales for the periods presented.

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers and additional customers with holdings above 5% are as follows:

	Percentage of Receivables
	December 30,	June 30,
Customer	2018	2018
1	8.3%	8.6%
2	7.1%	** %
3	10.0%	6.4%
4	8.3%	7.7%
5	**	6.6%
6	5.4%	**
7	5.1%	**
Total	44.2%	29.3%

** Customer represented less than 5% of accounts receivable for the periods presented.

NOTE 14 – Subsequent Events

The Company has evaluated subsequent events through February 13, 2019, the date the financial statements were available for release.

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

•

Precision Metal Stamping.  We are one of the leading stamping companies, utilizing advanced robotics, automation, and a reduced time-to-market strategy.  Our offerings include stamping, robotic and resistance welding, component assemblies, and fuel system tank floats.  Our wide range of press capabilities allows us to deliver precision parts of various sizes and materials to the automotive, consumer durable, electronic device, firearm and defense, and through recently awarded contracts, the aerospace industries.  Operating out of a modern facility, Stamping’s innovative manufacturing techniques and commitment to exploring new technologies represent a departure from tradition, giving our customers a competitive edge in today’s market.

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

Our overall growth strategy is centered on:

•	Driving organic improvement through the expansion and cross-selling of our core services to existing clients.
•	Accelerating the adoption of our technology by new customers in traditional manufacturing markets.
•	Expanding our metal processing capabilities to be able to provide additional product solutions beyond traditional offerings.
•	Improving financial and operational results from the implementation of operational best practices.
•	Further diversification into aerospace and medical device industries, providing higher overall margins.

Accordingly, all of our business divisions are managed consistently with this strategy in order to drive organic sales growth and cash flow generation, while improving quality, speed, and service to our customers.

During fiscal first quarter 2019, the Board of Directors voted to sell its 3DMT division.  As such, we do not include 3DMT in the results of operations for the segments below as it is included in discontinued operations for the three and six months ended December 30, 2018 and December 31, 2017, respectively.

Results of Operations – Three and Six Months Ended December 30, 2018 and December 31, 2017

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	December 30, 2018		December 31, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$15,951	76.3%	$13,069	75.0%
Stamping Group	4,956	23.7%	4,359	25.0%
Total	$20,907	100.0%	$17,428	100.0%
$ Change	$3,479
% Change	19.96%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$1,719	10.8%	$(364)	-2.8%
Stamping Group	(228)	-4.6%	67	1.5%
Total	$1,492	7.1%	$(297)	-1.7%
$ Change	$1,789
% Change	602.21%

	Six Months Ended
	December 30, 2018		December 31, 2017
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$31,636	76.3%	$27,402	75.1%
Stamping Group	9,837	23.7%	9,112	25.0%
Total	$41,473	100.0%	$36,514	100.0%
$ Change	$4,959
% Change	13.58%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$4,475	14.1%	$619	2.3%
Stamping Group	126	1.3%	276	3.0%
Total	$4,601	11.1%	$895	2.5%
$ Change	$3,706
% Change	414.09%

Sales

For the Three Months Ended December 30, 2018 Compared to the Three Months Ended December 31, 2017

•

Precision Components Group sales during the three months ended December 30, 2018 increased by $2.8  million, or 22.1%.  This was due to the firearms industry continuing its improvement from the sales decline noted in the first quarter 2018.

•

Stamping Group sales during the three months ended December 30, 2018 increased by $0.6 million, or 13.7%, due to increased automotive sales during second quarter 2019 as compared to the prior year.  These increased sales were from new programs ramping up into production.  This increase was offset by a delay in program launch by their largest customer, which is now expected to launch in fourth quarter of fiscal 2019.

For the Six Months Ended December 30, 2018 Compared to the Six Months Ended December 31, 2017

•

Precision Components Group sales during the six months ended December 30, 2018 increased by $4.2 million, or 15.5%.  This was due to the firearms industry continuing its improvement from the sales decline noted in the first two quarters of 2018.  Additionally, the Company continued its increase in medical and aerospace sales during the first two quarters of 2019 as part of our focus on selling to those industries.

•

Stamping Group sales during the three months ended December 30, 2018 increased by $0.7 million, or 7.9%, due to increased automotive sales during first two quarters of 2019 as compared to the prior year. These increased sales were predominately from new programs ramping up into production.  This increase was offset by a delay in program launch by their largest customer, which is now expected to launch in fourth quarter of fiscal 2019.

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

For the Three Months Ended December 30, 2018 Compared to the Three Months Ended December 31, 2017

•

Precision Components Group gross profit increased $2.1 million and gross margin increased 13.6% during the three months ended December 30, 2018.  The increases in gross profit and gross margin were related to both the increase in the overall demand allowing better coverage of fixed costs, as well as the Company’s strategic shift to sell more product to the aerospace and medical device industries which typically provide higher margins.

•

Stamping Group gross profit decreased $0.3 million and gross margin decreased 6.1% during the three months ended December 30, 2018.  The primary reasons for the decreases in gross profit and gross margin were additional employees hired to support the startup of new programs and the delay of a major program into quarter four of fiscal year 2019.

For the Six Months Ended December 30, 2018 Compared to the Six Months Ended December 31, 2017

•

Precision Components Group gross profit increased $3.8 million and gross margin increased 11.8% during the six months ended December 30, 2018.  The increases in gross profit and gross margin were related to both the increase in the overall demand, as well as the Company’s strategic shift to sell more product to the aerospace and medical device industries which typically provide higher margins.

•

Stamping Group gross profit decreased $0.1 million and gross margin decreased 1.7% during the six months ended December 30, 2018.  The primary reasons for the decreases in gross profit and gross margin were due to additional labor and logistics costs.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended December 30, 2018 and December 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $3.4 million, or 16.0% of sales, for the three months ended December 30, 2018, compared with $3.4 million, or 19.3% of sales, for the three months ended December 31, 2017.  SG&A from continuing operations totaled $6.4 million, or 15.6% of sales, for the six months ended December 30, 2018, compared to $6.7, or 18.3% of sales, for the six months ended December 31, 2017.  The decreases in SG&A expense for the three months ended December 30, 2018 were primarily due to lower labor and labor related costs related to cost reduction initiatives.

Other Income (Expense), Net

Other income, net was $0.1 million and $0.2 million for the three months ended December 30, 2018 and December 31, 2017, respectively, and was $0.1 million for the six months ended December 30, 2018 and December 31, 2017, respectively.  The decrease in other income, net during the three months ended December 30, 2018 was primarily due to a change in foreign exchange rates for foreign denominated accounts.

Interest Expense, Net

Interest expense, net was $0.9 million for the three months ended December 30, 2018 and December 31, 2017, respectively, and was $1.8 and $1.9 million for the six months ended December 30, 2018 and December 31, 2017, respectively.  The decrease in interest expense, net for the six months ended December 30, 2018 was primarily due to the decreased interest expense paid by Stamping, as they had to pay interim interest related to operating lease projects of approximately $0.1 million for the six months ended December 31, 207.

Discontinued Operations

On September 15, 2017, the Company sold its subsidiary GF&F.  Income from continuing operations for the six months ended December 31, 2017, excludes the income from discontinued operations before tax, of $3 thousand and the loss on disposition of this business, after tax, of $0.3 million.

On July 18, 2018, the Company’s Board of Directors approved a plan to explore hiring a third party to help market and sell 3DMT.  On July 25, 2018, the Company entered into an agreement with a third party to transact the activities of marketing and selling 3DMT.  The Company is currently assessing what a reasonable estimated sale price would be for the sale of 3DMT.  For the three months and six months ended December 30, 2018, 3DMT had a net loss of $0.8 million and $1.6 million, respectively, recorded in discontinued operations.

Income Tax

Income tax expense from continuing operations was $(0.1) for the three months ended December 30, 2018 and an income tax benefit of $0.4 million the three months ended December 31, 2017, respectively.  Income tax expense for the six months ended December 30, 2018  was $(0.1) million as compared to income tax benefit for the six months ended December 31, 2017 of $0.2 million.

The primary reason for the decrease in income tax expense is the decrease in corporate tax rate from 35% to 21%.  Additionally, during the six months ended December 31, 2017, the company had a higher loss from operations that created the income tax benefit for the period.

Liquidity and Capital Resources

We had cash and cash equivalents of $0.3 and $0.4 million as of December 30, 2018 and June 30, 2018, respectively, held in financial institutions outside the United States.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

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

Our primary sources of liquidity are cash flows from operations, cash on hand, and revolving loans permitted under the Senior ABL Credit Facility.  As of December 30, 2018, $8.3 million of borrowings were outstanding under the senior secured revolving loan, with additional borrowings subject to compliance with the terms of our Senior ABL Credit Facility as described in Note 7.  While we believe these sources of liquidity to be sufficient to maintain ongoing operations for the next twelve months, we may seek additional sources of capital to provide incremental liquidity, to assist in the acceleration of organic growth, and to support the achievement of other strategic and financial objectives.

Operating Activities

Cash provided by operating activities during the six months ended December 30, 2018 was $0.2 million, which consisted of the following:

•

Net loss of $5.2 million included $5.7 million of non-cash expenses, which consisted primarily of $5.5 million of depreciation and amortization, loss on sale of an asset $0.1 million, $0.2 million of share-based compensation; and

•	Cash used by working capital of $0.3 million, primarily the result of cash outflow from payment of outstanding payables, as well as an increase in inventory related to our overall revenue growth.

Investing Activities

During the six months ended December 30, 2018, cash used by investing activities was $0.8 million primarily due to the normal purchases of property, plant and equipment as part of the ordinary course of business for the period.

Financing Activities

During the three months ended December 30, 2018, cash provided by financing activities was $0.5 million, primarily due to the net additional debt draws on the Company’s revolving line of credit.

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

As of December 30, 2018, we were in compliance with our minimum availability covenant under the Senior ABL Credit Facility.

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

Period	Fixed Charge Coverage Ratio
December 30, 2018 and thereafter	1.20:1.00

The summary calculation of our Subordinated Loan Agreement Fixed Charge Coverage Ratio as of December 30, 2018 is as follows:

(in thousands, except ratio)	Amount
Consolidated EBITDA	$14,326
Less unfinanced portion of capital expenditures	(2,451)
Less taxes paid in cash	(58)
Coverage Amount (a)	$11,817
Fixed Charges (b)	$6,698
Fixed Charge Coverage Ratio (a:b)	1.76:1.00

Maximum Total Leverage Ratio.  We may not have a Total Leverage Ratio, as of the last day of any fiscal quarter ending during any period set forth in the table below, to exceed the ratio set forth opposite such period in the table below.  The Total Leverage Ratio means the ratio of (a) our funded indebtedness as of such date, to (b) Consolidated EBITDA for the Test Period ended as of such date.

Period	Total Leverage Ratio
July 1, 2018 and thereafter	3.50:1.00

The summary calculation of our Subordinated Loan Agreement Total Leverage Ratio as of December 30, 2018 is as follows:

(in thousands, except ratio)	Amount
Funded Indebtedness (a)	$44,532
Consolidated EBITDA (b)	$14,326
Maximum Total Leverage Ratio (a:b)	3.11:1.00

As of December 30, 2018, we were in compliance with our debt covenants under our Subordinated Loan Agreement.

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

The reconciliation of GAAP net income to Consolidated EBITDA under our Subordinated Loan Agreement is as follows (in thousands):

For the twelve months ended:	December 30, 2018
Net loss	$(10,544)
Share-based compensation	516
Interest expense, net	3,545
Income taxes	226
Depreciation and amortization	10,641
Transaction related expenses (1)	81
Restructuring and severance expenses	50
Other non-cash adjustments	1,430
Inventory write-offs and reserve adjustments	5,919
Pro-forma EBITDA adjustment to exclude discontinued subsidiaries	2,462
Consolidated EBITDA	$14,326

(1)	Transaction related expenses relate to legal fees incurred to amend certain debt agreements and the sale of our non-core subsidiaries.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of December 30, 2018.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 30, 2018, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

We previously reported material weaknesses that were identified as of June 30, 2016.  The primary outstanding weakness being our information technology and accounting infrastructure was inadequate, which could lead to the untimely identification and resolution of accounting and disclosure matters.

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

•	We strengthened the documentation of processes, procedures and the review and approval of financial activities at our facilities.

To address the material weaknesses associated with the Company’s information technology infrastructure, actions planned in fiscal year 2019 include:

•

Effective July 1, 2018, the Colorado divisions of ATC, AFT and Thixoforming have been combined into one company.  The combination of these three divisions into one company will now streamline the process and eliminate redundancy in the monthly closing process and allow us to standardize process across the three former units.  This will allow the staff to focus on only one monthly close process which we expect to mitigate weaknesses attributable to inadequate segregation of duties.

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
•

The Company follows best practices IT policies and procedures and performs needed system maintenance procedures even though these two process changes have not been documented in writing.  The Company will develop written IT policies and procedures and disseminate to all authorized personnel and maintenance logs will be kept to document the process changes being administered.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended December 30, 2018, that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

ARC GROUP WORLDWIDE, INC.

Date: February 13, 2019	/s/ Alan G. Quasha
	Name:	Alan G. Quasha
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2019	/s/ Aaron Willman
	Name:	Aaron Willman
Chief Financial Officer (Principal Financial Officer)