Form 10-Q
period 2019-03-31
ARC Group Worldwide, Inc.
filed 2019-05-17
CIK 826326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0005	ARCW	The NASDAQ Global Market

As of May 17, 2019, the Registrant had 23,377,256 shares outstanding of its $0.0005 par value common stock.

ARC Group Worldwide, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	March 31,	April 1,	March 31,	April 1,
	2019	2018	2019	2018
Sales	$19,856	$21,046	$61,328	$57,559
Cost of sales	20,086	19,365	56,958	54,984
Gross profit (deficit)	(230)	1,681	4,370	2,575
Selling, general and administrative	2,909	3,062	9,388	9,734
Loss from operations	(3,139)	(1,381)	(5,018)	(7,159)
Other income (expense), net	103	(104)	193	24
Interest expense, net	(936)	(857)	(2,765)	(2,744)
Loss before income taxes	(3,972)	(2,342)	(7,590)	(9,879)
Income tax benefit	796	13	728	207
Net loss from continuing operations	(3,176)	(2,329)	(6,862)	(9,672)
Loss on sale of subsidiaries and loss from discontinued operations, net of tax	(3,005)	(787)	(4,559)	(1,321)
Net loss	$(6,181)	$(3,116)	$(11,421)	$(10,993)

Net loss per common share, basic and diluted:
Continuing operations	$(0.14)	$(0.12)	$(0.29)	$(0.51)
Discontinued operations	$(0.12)	$(0.04)	$(0.20)	$(0.07)
ARC Group Worldwide, Inc.	$(0.26)	$(0.16)	$(0.49)	$(0.58)

Weighted average common shares outstanding:
Basic and diluted	23,366,267	20,051,710	23,355,074	18,832,365

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash	$222	$365
Accounts receivable, net	11,243	11,103
Inventories, net	14,664	12,102
Prepaid expenses and other current assets	1,578	2,781
Current assets of discontinued operations	—	547
Total current assets	27,707	26,898
Property and equipment, net	35,069	36,879
Goodwill	6,412	6,412
Intangible assets, net	13,738	16,270
Other	264	347
Long-term assets of discontinued operations	—	3,127
Total assets	$83,190	$89,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,770	$11,345
Accrued expenses and other current liabilities	2,486	2,000
Deferred revenue	262	825
Bank borrowings, current portion of long-term debt and unamortized financing costs	1,604	1,721
Capital lease obligations, current portion	1,176	456
Accrued escrow obligations, current portion	595	943
Current liabilities of discontinued operations	—	1,422
Total current liabilities	19,893	18,712
Long-term debt, net of current portion and unamortized financing costs	41,015	37,013
Capital lease obligations, net of current portion	1,363	617
Other long-term liabilities	27	965
Long-term liabilities of discontinued operations	—	462
Total liabilities	62,298	57,769

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 23,385,657 shares issued and 23,377,256 shares issued and outstanding at March 31, 2019, and 23,324,316 shares issued and 23,315,915 shares issued and outstanding at June 30, 2018	12	12
Treasury stock, at cost; 8,401 shares at March 31, 2019 and June 30, 2018	(94)	(94)
Additional paid-in capital	42,087	41,829
Accumulated deficit	(21,047)	(9,627)
Accumulated other comprehensive income	(66)	44
Total stockholders' equity	20,892	32,164
Total liabilities and stockholders' equity	$83,190	$89,933

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock			Retained	Accumulated
		Amount			Additional	earnings	other
		(Par value		Amount	paid-in	(accumulated	comprehensive	Total
	Shares	$0.0005)	Shares	(at cost)	capital	deficit)	income (loss)	equity
Balance, June 30, 2018	23,324	$12	(8)	$(94)	$41,829	$(9,627)	$44	$32,164
Net loss	—	—	—	—	—	(1,697)	—	(1,697)
Share issuance for exercise of options	34	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	61	—	—	61
Currency translation adjustment	—	—	—	—	—	—	(47)	(47)
Balance, September 30, 2018	23,358	$12	(8)	$(94)	$41,890	$(11,324)	$(3)	$30,481
Net loss	—	—	—	—	—	(3,542)	—	(3,542)
Share-based compensation expense	—	—	—	—	137	—	—	137
Currency translation adjustment	—	—	—	—	—	—	9	9
Balance, December 30, 2018	23,358	$12	(8)	$(94)	$42,027	$(14,866)	$6	$27,085
Net loss	—	—	—	—	—	(6,181)	—	(6,181)
Share-based compensation expense	—	—	—	—	31	—	—	31
Shares issued under employee stock purchase plan	28	—	—	—	29	—	—	29
Currency translation adjustment	—	—	—	—	—	—	(72)	(72)
Balance, March 31, 2019	23,386	$12	(8)	$(94)	$42,087	$(21,047)	$(66)	$20,892

See accompanying notes to the unaudited condensed consolidated financial statements

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (continued)

(in thousands)

	Common Stock		Treasury Stock			Retained	Accumulated
		Amount			Additional	earnings	other
		(Par value		Amount	paid-in	(accumulated	comprehensive	Total
	Shares	$0.0005)	Shares	(at cost)	capital	deficit)	income (loss)	equity
Balance, June 30, 2017	18,180	$10	(8)	$(94)	$31,109	$3,569	$73	$34,667
Net loss	—	—	—	—	—	(3,555)	—	(3,555)
Share issuance for exercise of options	22	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	287	—	—	287
Shares issued under employee stock purchase plan	38	—	—	—	92	—	—	92
Currency translation adjustment	—	—	—	—	—	—	62	62
Other	—	—	—	—	15	(14)	—	1
Balance, October 1, 2017	18,240	$10	(8)	$(94)	$31,503	$0	$135	$31,554
Net loss	—	—	—	—	—	(4,322)	—	(4,322)
Share issuance for exercise of options	43	—	—	—	63	—	—	63
Share-based compensation expense	—	—	—	—	109	—	—	109
Currency translation adjustment	—	—	—	—	—	—	65	65
Other	—	—	—	—	—	1	—	1
Balance, December 31, 2017	18,283	$10	(8)	$(94)	$31,675	$(4,321)	$200	$27,470
Net loss	—	—	—	—	—	(3,116)	—	(3,116)
Proceeds from rights offering, net	5,000	2	—	—	9,781	—	—	9,783
Share-based compensation expense	—	—	—	—	87	—	—	87
Shares issued under employee stock purchase plan	31	—	—	—	55	—	—	55
Currency translation adjustment	—	—	—	—	—	—	62	62
Other	—	—	—	—	—	(1)	—	(1)
Balance, April 1, 2018	23,314	$12	(8)	$(94)	$41,598	$(7,438)	$262	$34,340

See accompanying notes to the unaudited condensed consolidated financial statements

ARC Group Worldwide, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the nine months ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net loss	$(11,421)	$(10,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,707	7,630
Share-based compensation expense	229	484
Loss on sale of asset	62	170
Loss on sale of subsidiaries	2,126	109
Bad debt expense and other	75	12
Changes in operating assets and liabilities:
Accounts receivable	(172)	(469)
Inventory	(2,560)	1,247
Prepaid expenses and other assets	1,677	124
Accounts payable	2,857	3,148
Accrued expenses and other liabilities	(766)	(1,758)
Deferred revenue	(563)	(35)
Net cash used in operating activities	(749)	(331)

Cash flows from investing activities:
Purchases of property and equipment	(1,174)	(4,432)
Proceeds from sale of subsidiary	—	3,000
Net cash used in investing activities	(1,174)	(1,432)

Cash flows from financing activities:
Proceeds from debt issuance	56,276	74,956
Repayments of long-term debt and capital lease obligations	(54,308)	(83,772)
Proceeds from rights offering, net	—	9,783
Issuance of common stock under employee stock purchase plan and exercise of stock options	29	210
Net cash provided by financing activities	1,997	1,177
Effect of exchange rates on cash	(217)	461
Net decrease in cash	(143)	(125)
Cash, beginning of period	365	593
Cash, end of period	$222	$468
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,874	$2,079
Cash paid for income taxes, net of refunds	$24	$52

See accompanying notes to the unaudited condensed consolidated financial statements.

ARC Group Worldwide, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – Nature of Operations and Basis of Presentation

Nature of Operations

ARC Group Worldwide, Inc. (the “Company” or “ARC”) is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”).  To further advance and support our core capabilities, the Company also offers complementary services including: (i) precision metal stamping; (ii) traditional and clean room plastic injection molding; and (iii) advanced rapid and conformal tooling.  Through its diverse product offerings, the Company provides its customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  The Company further differentiates itself from its competitors by providing innovative, custom capabilities that improve high-precision manufacturing efficiency and speed-to-market for its customers.

Basis of Presentation

The Company’s fiscal year begins July 1 and ends June 30, and the quarters for interim reporting consist of thirteen weeks; therefore, the quarter end will not always coincide with the date of the calendar month-end.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The consolidated balance sheet as of June 30, 2018, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.  As such, this quarterly report should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  The Company follows the same accounting policies for preparing quarterly and annual reports.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of ARC and its wholly-owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

Correction of Immaterial Errors

In the first quarter of fiscal year 2019, the Company's management determined that there was an error with respect to the recording of the full cost absorption adjustment for inventory.  The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined that the error was immaterial to all prior consolidated financial statements taken as a whole. Accordingly, prior period amounts have not been adjusted to reflect the correction of the error.  The correction resulted in an increase in gross profit for the nine months ended March 31, 2019 of $1.0 million which related to the reporting period for the three months ended September 30, 2018.

NOTE 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.  The Company’s significant estimates include allowance for doubtful accounts, reserve for inventory obsolescence, valuation of share-based compensation, useful lives of long-lived assets, valuation of long-lived assets, and income taxes.

Comprehensive Income (Loss)

For each of the quarters ended March 31, 2019 and April 1, 2018, there were no material differences between net loss and comprehensive loss.

Accounting Pronouncements Adopted in the Current Period

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective in the Company’s first quarter of fiscal 2019 and the Company may transition to the standard using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.  The Company has adopted ASU 2014-09 as of July 1, 2018 and no cumulative effect of the adoption was required.  We obtained an understanding of the new standard and determined that the Company will retain much of the same accounting treatment used to recognize revenue as compared to the then existing standards. See below for the Company’s updated revenue recognition policy.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all the related amendments (the “new revenue standard”) with respect to all contracts using the modified retrospective method. As a majority of the Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facility, and there was no material change in the recognition model historically applied to contracts with customers under the new revenue standard, and there was no adjustment to the opening balance of retained earnings.  The impact to the Company’s results of operations is not expected to be material, on an on-going basis, because the analysis of the Company’s contracts under the new revenue standard supports a recognition model consistent with the Company’s current revenue recognition model.

The Company has historically recognized revenue from two streams, product revenue and tooling revenue.  Product revenues are primarily generated from the sale of MIM and related products. Revenue from product sales is recognized as products are shipped, as the Company transfers control to the customer and is entitled to payment upon shipment.

Tooling revenue is earned from manufacturing multiple tools, molds, and assembly equipment as part of a tooling program for that customer.  Each tooling program consists of a significant service of production, with highly customized products being produced for each customer.  As such, each tooling agreement consists of a single performance obligation.  Based on the arrangement with the customer, the Company recognizes revenue at the time products are shipped, as the Company transfers control of the tooling product to the customer and is entitled payment upon shipment.

The Company has elected to exclude from measurement of the transaction price all taxes (e.g., sales, use, value added and certain excise taxes) that are assessed by a governmental authority in connection with a specific revenue-producing transaction and collected by the Company from the customer.  Accordingly, the Company recognizes revenue net of sales taxes.  The revenue and cost for freight and shipping is recorded when control over the sale of goods passes to the Company’s customers.

The Company offers assurance-type warranties for its products and does not have any material separate performance obligations related to these warranties.  The Company’s historical rates of return are insignificant as a percentage of sales and, as a result, the Company does not record a reserve for returns at the time the Company recognizes revenue.

Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred since the amortization period of the assets that the Company otherwise would have recognized is one year or less.

The Company has elected the practical expedient detailed at ASC 606-10-50-13, whereas revenue for unsatisfied performance obligations that will be billed in future periods has not been disclosed.

Deferred revenue consists of customer deposits for the development of the tooling revenue component for the purpose of manufacturing the assembly part.  However, as this does not trigger any income as no products have changed hands and this is done more as a collectability measure with the Customer, no other actions other than recording the deposit occur at the time of the transaction.  The Company recognizes revenue and the related expenses when the customer approves and accepts delivery of the tooling part component, which is the time when the performance obligation of providing product to the customer occurs.  Costs incurred related to tooling components in the process of being developed are deferred and are included as a current assets on the balance sheet.

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred.  Contract liabilities consist of customer deposits and deferred revenue.  For the nine months ended March 31, 2019, the Company recognized revenue of $0.6 million related to the deferred revenue at June 30, 2018.

In regards to the assembly parts, revenue is recognized when the assembly parts are shipped at the Company’s loading dock, which is when the customer takes control of the goods and the performance obligation is satisfied.

The Company does not examine the effects of a financing component as the timing difference between performance and payment is less than 12 months.  The Company applies this practical expedient to all contracts entered into for all products.

We did not record any adjustments to our financial statements as part of the adoption of ASU 2014-09.

The Company reported segment disclosures at Note 12, which presents disaggregated revenue information for financial reporting purposes.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Topic 326 (“ASU 2016-13”), which requires entities to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that year.  Early adoption is permitted.  The adoption of ASU 2016-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Topic 350 (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative step, to perform Step 2 of the goodwill impairment test.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 is effective for all public businesses that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact of ASU 2017-04 on the financial statements.  There was no impairment noted during nine months ended March 31, 2019, but the Company expects that this standard will impact the financial statements if an impairment is indicated.

NOTE 3 – Divestitures

General Flange & Forge LLC (“GF&F”)

On September 15, 2017, the Company sold substantially all of the assets of GF&F to GFFC Holdings, LLC (“GFFC”) for $3.0 million in cash.  GFFC was owned, in part, by Quadrant Management Inc., which is an affiliate of the Company.  The sale of GF&F was therefore a related party transaction.  The GF&F sale was made pursuant to an industry-wide auction undertaken on behalf of the Company by a registered investment banking organization that managed the sale process with prospective bidders.  GFFC entered into the bidding for the GF&F assets only after the first rounds of the auction indicated uncertainty both in respect to the timing for closing any prospective sale and achieving the Company’s valuation objectives.  Mr. Alan Quasha, CEO of Quadrant Management Inc. and Chairman of the Company’s Board of Directors, recused himself from any deliberations or voting by the Board of Directors in respect of the sale of the GF&F assets to GFFC.  The Board of Directors appointed a special committee consisting solely of independent directors to oversee and negotiate the sale process.  The special committee engaged its own independent legal counsel to advise the special committee in respect of the drafting of the asset sale agreement and ancillary transaction documents in accordance with customary terms and conditions for transactions of this type.  In this manner, the special committee was able to conclude that the sale price and the terms and conditions for the transaction were superior to any other offers, as well as fair and reasonable to the Company and its shareholders.

Below is a summary of the loss on sale of discontinued operations (in thousands):

Gross proceeds	$3,000

Less:
Property and equipment, net	181
Accounts receivable	561
Inventory	882
Other current assets	42
Accounts payable and accrued expenses	(269)
Total net assets disposed	1,397

Goodwill	1,712
Transaction costs	394
Loss on sale of discontinued operations, before income taxes	$(503)

The condensed consolidated statement of operations for the three and nine months ended April 1, 2018, includes the results of operations of GF&F through the sale date of September 15, 2017 and the loss on the sale of GF&F.  Financial information for discontinued operations for the three and nine months ended March 31, 2019 and April 1, 2018 is as follows (in thousands):

	For the three months ended		For the nine months ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Sales	$—	$—	$—	$726
Cost of sales	—	—	—	(615)
Gross profit	—	—	—	111
Selling, general and administrative	—	—	—	(108)
Income from discontinued operations, before income taxes	—	—	—	3
Loss on sale of discontinued operations	—	—	—	(503)
Total loss from discontinued operations, before income taxes	—	—	—	(500)
Income tax benefit on discontinued operations	—	—	—	224
Loss from discontinued operations, net of tax	$—	$—	$—	$(276)

Cash flows from GF&F for the nine months ended April 1, 2018 are combined with the cash flows from operations within each of the categories presented on the condensed consolidated statements of cash flows.

3D Material Technologies (“3DMT”)

On July 18, 2018, the Company’s Board of Directors approved a plan to explore hiring a third party to help market and sell 3DMT.  On July 25, 2018, the Board of Directors entered into an agreement with a third party to transact the activities of marketing and selling 3DMT.  On March 29, 2019, the Company finalized an agreement with Aerojet Rocketdyne, Inc. (“Aerojet”) for the purchase of substantially all of the assets of 3DMT.  As part of the sale, Aerojet assumed all assets and liabilities of 3DMT, including future operating lease obligations in lieu of cash proceeds.

The condensed consolidated statements of operations for the three and nine months ended March 31, 2019 and April 1, 2018, respectively, include the results of operations of 3DMT disclosed as discontinued operations.  Financial information for discontinued operations for the three and nine months ended March 31, 2019 and April 1, 2018 are as follows (in thousands):

	For the three months ended		For the nine months ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Sales	$204	$415	$872	$2,205
Cost of sales	(742)	(989)	(2,134)	(2,621)
Gross profit	(538)	(574)	(1,262)	(416)
Selling, general and administrative	(223)	(199)	(626)	(566)
Loss from discontinued operations, before income taxes	(761)	(773)	(1,888)	(982)
Interest expense	(7)	(14)	(37)	(65)
Other expense, net	(2,237)	—	(2,634)	2
Total loss from discontinued operations, before income taxes	(3,005)	(787)	(4,559)	(1,045)
Income tax benefit on discontinued operations	—	—	—	—
Loss from discontinued operations, net of tax	$(3,005)	$(787)	$(4,559)	$(1,045)

The condensed consolidated balance sheets for March 31, 2019 and June 30, 2018 include assets related to discontinued operations as follows (in thousands):

	March 31, 2019	June 30, 2018
Current assets:
Accounts receivable, net	$—	$148
Inventories, net	—	225
Prepaid expenses and other current assets	—	174
Total current assets of discontinued operations	—	547
Property and equipment, net	—	3,101
Other Assets	—	26
Total assets of discontinued operations	$—	$3,674

Current liabilities:
Accounts payable and accrued expenses	$—	$449
Capital lease obligations, current portion	—	973
Total current liabilities of discontinued operations	—	1,422
Capital lease obligations, net of current portion	—	462
Total liabilities of discontinued operations	$—	$1,884

The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations.  Cash flows from 3DMT for the nine months ended March 31, 2019 and April 1, 2018 are combined within each of the categories presented.

	March 31, 2019	April 1, 2018
Net Cash Used in Operating Activities	$1,432	$530
Net Cash Used in Investing Activities	—	45
Net Cash Used in Financing Activities	828	831

NOTE 4– Inventory

Inventories consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Raw materials and supplies	$5,442	$5,414
Work-in-process	6,739	5,907
Finished goods	4,011	3,144
	16,192	14,465
Reserve for obsolescence	(1,528)	(2,138)
Inventory of discontinued operations	—	(225)
	$14,664	$12,102

NOTE 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life			March 31,	June 30,
	(in years)			2019	2018
Land		—		$1,264	$1,264
Building and improvements	7	-	40	18,326	18,188
Machinery and equipment	3	-	12	45,317	42,899
Office furniture and equipment	3	-	10	1,639	1,267
Construction-in-process		—		1,156	3,910
Assets acquired under capital lease				5,654	2,735
				73,356	70,263
Accumulated depreciation				(36,600)	(32,124)
Accumulated amortization on capital leases				(1,687)	(1,260)
				$35,069	$36,879

Depreciation expense totaled $1.8 million and $1.7 million for the three months ended March 31, 2019 and April 1, 2018, respectively, and $5.1 million for both the nine months ended March 31, 2019 and April 1, 2018.

NOTE 6 – Goodwill and Intangible Assets

Goodwill

Total goodwill of $6.4 million is assigned to the Company’s Precision Components Group.  The Company performs a goodwill impairment assessment on at least an annual basis.  The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.  During the fiscal quarter ended March 31, 2019, the Company assessed whether any such indicators of impairment existed and concluded there were none.

Intangible Assets

The following table summarizes the Company's intangible assets (in thousands):

	As of March 31, 2019			As of June 30, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Intangible assets:	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and tradenames	$3,418	(1,116)	$2,302	$3,418	$(945)	$2,473
Customer relationships	24,077	(12,653)	11,424	24,077	(10,838)	13,239
Non-compete agreements	3,654	(3,642)	12	3,654	(3,096)	558
Total	$31,149	$(17,411)	$13,738	$31,149	$(14,879)	$16,270

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from five to fifteen years.  Amortization expense for identifiable intangible assets totaled $0.8 million for the three months ended March 31, 2019 and April 1, 2018, respectively, and $2.5 million for the nine months ended March 31, 2019 and April 1, 2018, respectively.  Estimated future amortization expense for the next five years as of March 31 is as follows (in thousands):

Fiscal Years	Amount
Remainder of 2019	$660
2020	2,636
2021	2,636
2022	2,636
2023	2,636
Thereafter	2,534
Total	$13,738

There were no impairments of long-lived assets during the three and nine months ended March 31, 2019 and April 1, 2018.

NOTE 7 – Debt

Long-term debt payable consists of the following (in thousands):

	Balance as of
	March 31, 2019	June 30, 2018
Senior secured revolving loan	$10,926	$5,692
Senior secured mortgage-based term loans	17,179	18,765
Subordinated term loan	15,000	15,000
Total debt	43,105	39,457
Unamortized deferred financing costs	(486)	(723)
Total debt, net	42,619	38,734
Current portion of long-term debt, net of unamortized deferred financing costs	(1,604)	(1,721)
Long-term debt, net of current portion and unamortized deferred financing costs	$41,015	$37,013

Senior Credit Agreement

On September 29, 2016, the Company and certain of its subsidiaries, entered into a new senior asset-based lending credit agreement with Citizens Bank, N.A. (“Citizens”) subsequently amended by amendments one through eight (collectively, the “Senior ABL Credit Facility”).

The Senior ABL Credit Facility provides the Company with the following extensions of credit and loans: (1) a Revolving Commitment in the principal amount of $25.0 million (the “Senior Revolving Loan”) and (2) a mortgage-based Term Loan Commitment in the principal amount of $17.5 million (the “Term Loan”). The loans under the Senior ABL Credit Facility are secured by liens on substantially all domestic assets of the Company and guaranteed by the Company’s domestic subsidiaries who are not borrowers under the Senior ABL Credit Facility.

The aggregate amount of Senior Revolving Loans permitted under the Senior ABL Credit Facility may not exceed a borrowing base consisting of: (i) the sum of 85% of certain eligible accounts receivable, plus (ii) the lesser of 65% of the value of certain eligible inventory and 85% of the net orderly liquidation value of certain eligible inventory, plus (iii) an amount not to exceed $4.2 million, which amount will be adjusted based on the face amount of certain letters of credit issued to Citizens in connection with certain operating leases and capitalized leases, minus (iv) reserves for any amounts which the lender deems necessary or appropriate.  As of March 31, 2019, the Company had $2.0 million available under the borrowing base.

Borrowings under the Senior ABL Credit Facility may be made as Base Rate Loans or Eurodollar Rate Loans.  The Base Rate loans will bear interest at the fluctuating rate per annum equal to (i) the highest of (a) the Federal Funds Rate plus 1/2 of 1.00%, (b) Citizens own prime rate; and (c) the adjusted Eurodollar rate on such day for an interest period of one (1) month plus 1.00%; and (ii) plus the Applicable Rate, as described below.  Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate; plus (ii) the Applicable Rate. The “Applicable Rate” will be (a) 2.50% with respect to Base Rate Loans that are Term Loans and 3.50% with respect to Eurodollar Rate Loans that are Term Loans, and (b) 2.50% with respect to Base Rate Loans that are Senior Revolving Loans and 3.50% with respect to Eurodollar Rate Loans that are Senior Revolving Loans, in each case until December 31, 2016, and thereafter the Applicable Rate will be adjusted quarterly, responsive to the Company’s Quarterly Average Availability Percentage, ranging from 1.25% to 1.75% with respect to Base Rate Loans that are Senior Revolving Loans and from 2.25% to 2.75% with respect to Eurodollar Rate Loans that are Senior Revolving Loans.  In addition to interest payments on the Senior ABL Credit Facility loans, the Company will pay commitment fees to the lender of 0.375% per quarter on undrawn Senior Revolving Loans.  The Company will also pay other customary fees and reimbursements of costs and disbursements to the lender.

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

In connection with the Senior ABL Credit Facility, the Company and the Borrowers together with certain subsidiaries (collectively, the “Guarantors”), have entered into an Amended and Restated Guarantee and Collateral Agreement with Citizens dated as of September 29, 2016, which secures all of the loans and credits drawn from the Senior ABL Credit Facility by the Borrowers.  The security interests established under the Amended and Restated Guarantee and Collateral Agreement include senior secured liens on substantially all of the assets of the Guarantors. The Guarantors have agreed to guarantee the unconditional payment and performance to the lender of all obligations of the Borrowers under the Senior ABL Credit Facility.

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

On November 12, 2017, the Company entered into the Fourth Amendment to the Senior ABL Credit Facility (the “Fourth Senior Amendment”).  The Fourth Senior Amendment suspended the Company’s fixed charge coverage ratio covenant through December 31, 2018.  The Fourth Senior Amendment permitted the Company to make infusions of junior capital, which may consist of subordinated debt and/or equity issuances.  The junior capital infusions made under the Fourth Senior Amendment will not be subject to mandatory prepayment of the Senior ABL Credit Facility, but are subject to certain limitations in respect of outstanding subordinated indebtedness. The Fourth Senior Amendment imposed a minimum revolving credit availability covenant requiring the Company to maintain at least $3,500,000 of revolving credit available at all times. The Fourth Senior Amendment also reduced the Line Cap (consisting of the lesser of the aggregate revolving credit commitment and the borrowing base) in respect of certain prepayment obligations and conditions precedent to borrowing, by reducing the borrowing base by $1,250,000. The Fourth Senior Amendment contains customary representations and warranties regarding the status of the Company and compliance with all terms and conditions of the Senior ABL Credit Facility.

On November 13, 2018, the Company entered into the Fifth Amendment to the Senior ABL Credit Facility (the “Fifth Senior Amendment”).  The Fifth Senior Amendment extended the maturity date of the Senior ABL Credit Facility from August 10, 2019 to November 11, 2019.

On February 12, 2019, the Company entered into the Sixth Amendment to the Senior ABL Credit Facility (the “Sixth Senior Amendment”).  The Sixth Senior Amendment extended the maturity date of the Senior ABL Credit Facility from November 11, 2019 to February 11, 2020.    Additionally, it extended the effective date of the Fixed Charge Ratio to March 31, 2019 with a ratio of 1.10 to 1.00.

Subsequent to the period covered by this report, on April 12, 2019, the Company entered into the Seventh Amendment to the Senior ABL Credit Facility (the “Seventh Senior Amendment”).  The Seventh Senior Amendment authorized the Company to obtain a bridge loan of $1.0 million (the “Bridge Loan”) from Quadrant Management, Inc. (“QMI”).  Additionally, it permitted the Company’s minimum liquidity to be reduced to $1,750,000 effective March 31, 2019 through May 3, 2019 and waived all covenants as of March 31, 2019 until May 3, 2019.

Subsequent to the period covered by this report, on May 15, 2019, the Company entered into the Eighth Amendment to the Senior ABL Credit Facility (the “Eighth Senior Amendment”).  The Eighth Senior Amendment extended the maturity date of both the Term Loan and Senior Revolving Loan to December 31, 2020.  The Eighth Senior Amendment also authorized the Company to enter into a new $7.5 million junior credit agreement with QMI (the “Junior Revolving Credit Facility”).  The Junior Revolving Credit Facility is described below.  The Senior Revolving Loan principal amount of $25.0 million was reduced to $17.5 million by reference to the new $7.5 million Junior Revolving Credit Facility principal amount made available to the Company by QMI.

In connection with the Eighth Senior Amendment, the maturity date with respect to the Senior Revolving Loan and the Term Loan was extended to December 31, 2020, provided, however, upon repayment of Company subordinated indebtedness,  the maturity date will automatically extend to five years after the Closing Date for Revolving Loans and

Revolving Commitments, and with respect to the Term Loans, the earlier of the date that is, (i) ten years after the Closing Date, or (ii) the maturity date of the Revolving Loans.

The Company’s Senior ABL Credit Facility contains certain financial covenants that require the Company’s compliance.  As of March 31, 2019, these financial covenants have not been met, and as part of the Seventh Senior Amendment, Citizens has waived such noncompliance.

Subordinated Term Loan Credit Agreement

On November 10, 2014, the Company and certain of its subsidiaries entered into a $20.0 million, five-year Subordinated Term Loan Credit Agreement (“Subordinated Loan Agreement”) with McLarty Capital Partners SBIC, L.P. (“McLarty”), which bears interest at 11% annually; subsequently the Company entered into amendments one through nine.  In May 2018, McLarty rebranded to become The Firmament Group (“Firmament”).  Upon an event of default under the Subordinated Loan Agreement, the interest rate increases automatically by 2.00% annually.  The proceeds were used to repay certain outstanding loans under the Company’s previous credit facility. ARC’s Chairman is indirectly related to McLarty; therefore, the Board of Directors appointed a special committee consisting solely of independent directors to assure that the Subordinated Loan Agreement is fair and reasonable to the Company and its shareholders.

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

On November 13, 2018, the Company entered into the Sixth Amendment to the Subordinated Loan Agreement (the “Sixth Subordinated Amendment”).  The Sixth Subordinated Amendment extended the maturity date of the Subordinated Loan Agreement from November 11, 2019 to February 11, 2020.

On February 12, 2019, the Company entered into the Seventh Amendment to the Subordinated Loan Agreement (the “Seventh Subordinated Amendment”).  The Seventh Subordinated Amendment extended the maturity date of the Subordinated Loan Agreement from February 11, 2020 to May 11, 2020.

Subsequent to the period covered by this report, on April 12, 2019, the Company entered into the Eighth Amendment to the Subordinated Loan Agreement (the “Eighth Subordinated Amendment”).  The terms of the  Eighth Subordinated Amendment permitted the Company to obtain the Bridge Loan and adjusted other unsecured indebtedness limitations, not to exceed in the aggregate $575,000.  Additionally, the Eighth Subordinated Amendment modified the minimum availability requirements incumbent upon the Company, as defined in the Senior ABL Credit Facility, requiring availability not to be less than $2,975,000 at any time prior to June 30, 2019 (or less than $1,487,500 until May 3, 2019).  The Eighth Subordinated Amendment also waived all covenants as of March 31, 2019 until May 3, 2019.

Subsequent to the period covered by this report, on May 15, 2019, the Company entered into the Ninth Amendment to the Subordinated Loan Agreement (the “Ninth Subordinated Amendment”).  The Ninth Subordinated Amendment extended the maturity date of the Subordinated Loan Agreement to March 31, 2021.  The Ninth Subordinated Amendment also authorized the Company to enter into the Junior Revolving Credit Facility, described below.  The ranking of the Subordinated Loan Agreement remains junior to the Senior ABL Credit Facility in repayment and lien priority, however, in conjunction with the Ninth Subordinated Amendment, the Subordinated Loan Agreement ranking was modified to be junior to the Junior Revolving Credit Facility in payment priority and pari passu to the Junior Revolving Credit Facility in lien priority.  Subject to such priorities and rankings applicable to the Subordinated Loan Agreement, McLarty has established liens and security interests in substantially all of the personal property of the Company’s domestic subsidiaries.

The Company’s Subordinated Loan Agreement contains certain financial covenants that require the Company’s compliance.  As of March 31, 2019, these financial covenants have not been met, and as part of the Eighth Subordinated Amendment, McLarty has waived such noncompliance.

Junior Revolving Credit Facility

Subsequent to the period covered by this report, on May 15, 2019, the Company, as borrower, entered into the $7.5 million Junior Revolving Credit Facility with QMI.  At the closing of the Junior Revolving Credit Facility, the liability of the Company to repay the $1.0 million Bridge Loan was rolled into the Company’s repayment obligations of the Junior Revolving Credit Facility and an additional $6.5 million was made available by QMI to the Company.  The Bridge Loan terminated upon rollover of its repayment obligation into the Junior Revolving Credit Facility.  The Junior Revolving Credit Facility is not limited by any borrowing base or similar requirement.  The Junior Revolving Credit Facility has an interest rate of 4.5% per annum on drawn capital, to be paid in kind and capitalized in lieu of cash payments.  The maturity date of the Junior Revolving Credit Facility is March 31, 2021.  No financial covenants apply to the Junior Revolving Credit Facility.  There are no mandatory prepayments in respect of the Junior Revolving Credit Facility.

Pursuant to agreement with Citizens under the terms of the Eighth Senior Amendment entered into simultaneously with the Junior Revolving Credit Facility, the entire availability of the Junior Revolving Credit Facility was drawn in full by the Company and utilized to repay the outstanding amounts previously drawn by the Company from the Citizens Revolving Loan facility.  The replenished availability under the Citizens Revolving Loan became immediately available again for the Company to draw upon.  Each one dollar of proceeds from the fully drawn Junior Revolving Credit Facility will therefore remain available to the Company through the Senior Revolving Facility on a dollar-for-dollar basis.  After the payment in full of the Citizens Revolving Loan facility, the proceeds of the Junior Revolving Credit Facility will be used for general corporate and working capital purposes of the Company and its subsidiaries.

The Junior Revolving Credit Facility ranks (i) junior to the Senior ABL Credit Facility in repayment and lien priority; (ii) senior to the Subordinated Loan Agreement in payment priority; and (iii) pari passu to the Subordinated Loan Agreement in lien priority.  Subject to such repayment and lien priorities applicable to the Junior Revolving Credit Facility, QMI has established liens and security interests in substantially all of the personal property of the Company and its domestic subsidiaries.

Voluntary repayments of the Junior Revolving Credit Facility are permitted only when no loans are outstanding under the Citizens Revolving Loan facility and only if no default or event of default is continuing under the Senior ABL Credit Facility or would result therefrom (including on a pro forma basis).  The Junior Revolving Credit Facility contains cross default provisions to the Senior ABL Credit Facility and the Subordinated Loan Agreement, as well as other material indebtedness.

On May 15, 2019, the Company also entered into (i) an Amended and Restated Subordination Agreement with Citizens, McLarty and QMI (the “Subordination Agreement”); and (ii) a Guarantee and Collateral Agreement with McLarty, together with the Company’s domestic subsidiaries (the “McLarty Guarantee Agreement”); (iii) a Guarantee and Collateral Agreement with QMI, together with the Company’s domestic subsidiaries (the “QMI Guarantee Agreement”); and an Intercreditor Agreement, among the Company, each of its domestic subsidiaries, McLarty and QMI (the “Intercreditor Agreement”), in each case reflecting with respect to the priorities of security interests among Citizens, McLarty and QMI, and the terms and conditions applicable to the guarantees and the collateral granted by the Company and its subsidiaries to Citizens, McLarty and QMI, in each case responsive to the terms and conditions of the Eighth Senior Amendment, the Ninth Subordinated Amendment, and the QMI Junior Revolving Credit Facility, respectively.

Related Party Transactions

Subsequent to the period covered by this report, the Bridge Loan,  the Junior Revolving Credit Facility and an Intercreditor Agreement were entered into by the Company with QMI as a counterparty (collectively, the “QMI Credit Agreements”).  QMI is an affiliate of the Company.  The QMI Credit Agreements are therefore related party transactions.  Mr. Alan Quasha, CEO of QMI and Chairman of the Company’s Board of Directors, and Mr. Eli Davidai, also affiliated with QMI and serving on the Company Board of Directors, respectively recused themselves from any deliberations or voting by the Board of Directors in respect of review and approval of the QMI Credit Agreements.  The Board of Directors convened a special committee consisting solely of independent directors to review and assess the terms, conditions and fairness of the QMI Credit Agreements to the Company and its shareholders.  In the course of undertaking such assessments, the special committee reviewed similarly situated credit facility transactions.  The special committee concluded that all terms and conditions for the QMI Credit Agreements are fair and reasonable to the Company and its shareholders.

Loan Contract

On March 23, 2016, AFT-Hungary Kft. (“AFT Hungary”), a wholly owned subsidiary of the Company, entered into a Loan Contract with Erste Bank Hungary Zrt. in an amount equal to €4.0 million (“Loan Contract”).  The initial funding of €4.0 million drawn on the Loan Contract occurred on March 31, 2016.  Approximately $3.0 million of the net proceeds from the Loan Contract were used to partially repay obligations outstanding under the Senior ABL Credit Facility, with the remaining net proceeds to be used for capital expenditures and other investments to facilitate the export of goods and services provided by AFT Hungary.

The loan matures on March 7, 2021, and bears interest at a fixed rate of 0.98% per annum.  The Company is required to make semi-annual principal payments in an amount equal to approximately €400,000 along with monthly interest payments.  The Loan Contract is secured by certain of AFT Hungary’s assets, including the real estate and selected machinery and equipment located in Retsag, Hungary.

Future Debt Payments

The following schedule represents the Company’s future debt payments as of March 31, 2019 (in thousands):

Remainder of 2019	$219
2020	1,772
2021	41,114
2022	—
Total	$43,105

NOTE 8 – Income Taxes

The income tax receivable was $0.1 million and $0.5 million at March 31, 2019 and June 30, 2018, respectively, which are included in other current assets.  The long-term income tax receivable was $0.2 million at March 31, 2019,  which is included in other non-current assets.  The Company had unrecognized tax benefits for uncertain tax positions of $0.1 and $1.0 million on March 31, 2019 and June 30, 2018, respectively, which are included in other long-term liabilities.

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

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions.  As of March 31, 2019, the Company is subject to U.S. Federal income tax examinations for the years 2016 through 2018 and income tax examinations from various other jurisdictions for the years 2012 through 2018.

NOTE 9 – Earnings Per Share

Net Income (Loss) Per Share – Basic and Diluted

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period.  As a result of the Company’s net loss from continuing operations, for the three months ended March 31, 2019 and April 1, 2018, approximately 91,168 and 43,938 shares, respectively, and for the nine months ended March 31, 2019 and April 1, 2018, approximately 66,179 and 85,316 shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.

NOTE 10 – Share-Based Compensation

The Company’s share-based compensation arrangements include grants of stock options under the ARC Group Worldwide, Inc. 2015 Equity Incentive Plan, the 2016 ARC Group Worldwide, Inc. Equity Incentive Plan, and the Employee Stock Purchase Plan.  The share-based compensation expense recognized during the three months ended March 31, 2019 and April 1, 2018 was $0.1 million, and during the nine months ended March 31, 2019 and April 1, 2018 was $0.2 and $0.5 million, respectively.  These expenses are included in selling, general and administrative expense.  As of March 31, 2019, there was $0.4 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

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

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries and other claims.  All such matters are subject to uncertainties and outcomes that are not predictable with assurance.  As of March 31, 2019, the Company was involved in two legal matters related to fiscal 2016 and 2017. During Q3 2019, both matters were settled resulting in payments of approximately $0.5 million, which was accrued as of March 31, 2019.  Other matters may exist that could materially affect operating results when resolved in future periods.  However,                                                                management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the unaudited condensed consolidated balance sheet as of March 31, 2019, would not be material to the Company’s financial position or annual results of operations.

NOTE 12 – Segment Information

During fiscal 2017, the Company sold its non-core subsidiaries, Tekna Seal and ARC Wireless.  Subsequently, in September 2017, the Company sold its non-core subsidiary, GF&F, which comprised the Flanges and Fittings Group segment.  The completed divestiture of these non-core businesses has changed the way in which management and its chief operating decision maker evaluate performance and allocate resources.  As a result, during the quarter ended June 30, 2018, the Company revised its business segments, consistent with its management of the business and internal financial reporting structure.  Specifically, the Precision Components Group now includes the results of its plastic injection molding operations and its tooling product line, which were previously included within the 3DMT Group.  During July 2018, the Company entered into an agreement to market 3DMT for possible sale.  The Company completed the sale of the non-core 3DMT on March 29, 2019.  Based on this, 3DMT is included in discontinued operations for the three and nine month periods ended March 31, 2019 and April 1, 2018, respectively.  In addition, its precision metal stamping operations are now reported within the newly created Stamping Group, which were previously included in the Precision Components Group.

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

•	The Stamping Group consists of our precision metal stamping operations, primarily servicing the automotive industry.

Summarized segment information for the three and nine months ended March 31, 2019 and April 1, 2018 is as follows (in thousands):

	Three months ended		Nine months ended
	March 31,	April 1,	March 31,	April 1,
	2019	2018	2019	2018
Sales:
Precision Components Group	$15,032	$16,248	$46,667	$43,650
Stamping Group	4,824	4,798	14,661	13,909
Consolidated sales	$19,856	$21,046	$61,328	$57,559

Operating costs:
Precision Components Group	$16,665	$16,747	$47,600	$47,369
Stamping Group	5,757	4,910	16,328	14,657
Consolidated operating costs	$22,422	$21,657	$63,928	$62,026

Segment operating income (loss):
Precision Components Group	$(1,633)	$(499)	$(933)	$(3,719)
Stamping Group	(933)	(112)	(1,667)	(748)
Corporate (1)	(573)	(770)	(2,418)	(2,692)
Total segment operating loss	$(3,139)	$(1,381)	$(5,018)	$(7,159)

Interest expense, net	(936)	(857)	(2,765)	(2,744)
Other income (expense), net	103	(104)	193	24
Non-operating expense	(833)	(961)	(2,572)	(2,720)
Consolidated loss before income taxes	$(3,972)	$(2,342)	$(7,590)	$(9,879)

(1)	Corporate expense includes compensation and benefits, insurance, legal, accounting, consulting, and board of directors fees.

NOTE 13 – Significant Customers

The concentration of the Company’s business with a relatively small number of customers may expose it to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.  The Company’s revenue concentrations of 5% or greater are as follows:

	Percentage of Sales
	Three months ended		Nine months ended
	March 31,	April 1,	March 31,	April 1,
Customer	2019	2018	2019	2018
1 (a)	8.0%	11.7%	11.4%	8.6%
2 (b)	10.7%	8.2%	10.8%	8.9%
3 (a)	9.6%	6.0%	9.1%	7.9%
4 (a)	6.6%	12.3%	8.8%	8.7%
5 (b)	5.8%	* %	* %	* %
Total	40.7%	38.2%	40.1%	34.1%

* Customer represented less than 5% of sales for the periods presented.

(a)	Revenue from this customer is generated through our Precision Components Group segment.
(b)	Revenue from this customer is generated through our Stamping Group segment.

The Company’s accounts receivable concentrations of 5% or greater for the above-listed customers and additional customers with holdings above 5% are as follows:

	Percentage of Receivables
	March 31,	June 30,
Customer	2019	2018
1	6.8%	8.6%
2	8.2%	8.8%
3	10.4%	** %
4	** %	11.5%
5	**	5.3%
6	6.0%	**
7	5.1	**
Total	36.5%	34.2%

** Customer represented less than 5% of accounts receivable for the periods presented.

NOTE 14 – Subsequent Events

On April 12, 2019, the Company entered into the Bridge Loan, the Seventh Senior Amendment and the Eighth Subordinated Amendment.  The interest rate of the Bridge Loan was 4.5% and the maturity date was stated as June 30, 2019.  On May 15, 2019, the Bridge Loan terminated upon rollover of its repayment obligations into the Junior Revolving Credit Facility.  See discussion under Note 7 above.

On May 15, 2019, the Company entered into the Eighth Senior Amendment, the Ninth Subordinated Amendment, the Junior Revolving Credit Facility, the Subordination Agreement, the McLarty Guarantee Agreement, the QMI Guarantee Agreement, and the Intercreditor Agreement.  On the same date, the Bridge Loan terminated upon being rolled into the obligations due and payable under the Junior Revolving Credit Facility.  See discussion under Note 7 above.

On April 18, 2019, the Company received notification from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“NASDAQ”) that for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under NASDAQ’s listing rule 5550 (a)(2), requiring minimum bid price of $1.00 per share (the “Minimum Bid Requirement”).

The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Global Market.  In accordance with NASDAQ Listing Rule 5810 (c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to October 15, 2019, the closing bid price of the Company’s common stock is at or above $1.00 for a minimum of 10 consecutive business days, the NASDAQ Staff (“the Staff”) will provide the Company with written confirmation of compliance.

If the Company does not achieve compliance with the Minimum Bid Requirement by October 15, 2019, the Company may be eligible for an additional 180 calendar days compliance period if it elects to transfer to the NASDAQ Capital Market, so as to take advantage of the additional compliance period offered on that market.  To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period.  However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities would be subject to delisting.  In the event of such notifications, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

On  May 14, 2019, Mr. Aaron Willman accepted updated terms of employment offered by the Company in respect of his services as Chief Financial Officer of the Company and as General Manager of the Company’s subsidiary ARC Metal Stamping, LLC.  Mr. Willman will continue to serve in all capacities as an employee at will.  Mr. Willman will receive an annual combined base salary for all services in the aggregate amount of $200,000 per annum, subject to increase to match the salary of any new Company Chief Executive Officer if such person is employed by the Company or an affiliate of the Company prior to his or her appointment as CEO.  Mr. Willman will continue to be eligible to participate in all employee benefit plans, practices, and programs maintained by the Company.  Mr. Willman will be eligible for bonuses which could range from $80,000 to $475,000 in the aggregate, subject to accomplishing certain value enhancement milestones for the Company.

The Company has evaluated subsequent events through May 17, 2019, the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the ARC Group Worldwide, Inc. (“ARC,” “our,” “we,” or “us”) Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission (“SEC”).

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

Overview

ARC Group Worldwide, Inc. is a global advanced manufacturer offering a full suite of products and services to our customers, with specific expertise in metal injection molding (“MIM”) and precision metal stamping (“Stamping”).  To further advance and support these core capabilities, the Company also offers complementary services including: (i) traditional and clean room plastic injection molding; and (ii) advanced rapid and conformal tooling.  Through our diverse product offerings, we provide our customers with a holistic prototyping and full-run production solution for both precision metal and plastic fabrication.  We further differentiate ourselves from our competitors by providing innovative, custom capabilities, which improve high-precision manufacturing efficiency and speed-to-market for our customers.

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

Results of Operations – Three and Nine Months Ended March 31, 2019 and April 1, 2018

During fiscal first quarter 2019, the Board of Directors voted to sell its 3DMT division.  This sale completed on March 29, 2019.  As such, we do not include 3DMT in the results of operations for the segments below as it is included in discontinued operations for the three and nine months ended March 31, 2019 and April 1, 2018, respectively.

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	March 31, 2019		April 1, 2018
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$15,032	75.7%	$16,248	77.2%
Stamping Group	4,824	24.3%	4,798	22.8%
Total	$19,856	100.0%	$21,046	100.0%
$ Change	$(1,190)
% Change	-5.65%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$259	1.7%	$1,394	8.6%
Stamping Group	(489)	-10.1%	287	6.0%
Total	$(230)	-1.2%	$1,681	8.0%
$ Change	$(1,911)
% Change	113.68%

	Nine Months Ended
	March 31, 2019		April 1, 2018
	Amount (in thousands)	Percent of Total	Amount (in thousands)	Percent of Total
Sales:
Precision Components Group	$46,667	76.1%	$43,650	75.8%
Stamping Group	14,661	23.9%	13,909	24.2%
Total	$61,328	100.0%	$57,559	100.0%
$ Change	$3,769
% Change	6.55%

Gross Profit:	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Precision Components Group	$4,734	10.1%	$2,012	4.6%
Stamping Group	(364)	-2.5%	563	4.0%
Total	$4,370	7.1%	$2,575	4.5%
$ Change	$1,795
% Change	69.71%

Sales

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended April 1, 2018

•

Precision Components Group sales during the three months ended March 31, 2019 decreased by $1.2  million, or 7.5%.  This was due to lower sales in our Plastics division from reduced orders in the defense market.  Additionally the company undertook a process to begin divesting low margin and unprofitable programs across all of the Precision Components Group.  This process will continue into fiscal fourth quarter 2019.

•

Stamping Group sales during the three months ended March 31, 2019 increased by $0.1 million, or 0.5%, due to increased automotive sales during second quarter 2019 as compared to the prior year.  These increased sales were from new programs ramping up into production.  These were offset by lower tool and die sales and new part program delays  by our largest customer, which is now expected to launch in first quarter of fiscal 2020.  Like the Precision Components Group, Stamping Group has begun divesting low margin and low volume sales programs.  These divestitures will continue into fiscal fourth quarter 2020, but are not overall material to the sales of Stamping Group.

For the Nine Months Ended March 31, 2019 Compared to the Nine Months Ended April 1, 2018

•

Precision Components Group sales during the nine months ended March 31, 2019 increased by $3.0 million, or 6.9%.  This was due to the firearms industry continuing its improvement from the sales decline noted in the first three quarters of 2018.  Additionally, the Company continued its increase in medical and aerospace sales during the first three quarters of 2019 as part of our focus on selling to those industries.

•

Stamping Group sales during the nine months ended March 31, 2019 increased by $0.7 million, or 5.4%, due to increased automotive sales during first three quarters of 2019 as compared to the prior year. These increased sales were predominately from new programs ramping up into production.  This increase was offset by a delay in program launch by our largest customer, which is now expected to launch in first quarter of fiscal 2020.

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

For the Three Months Ended March 31, 2019  Compared to the Three Months Ended April 1, 2018

•

Precision Components Group gross profit decreased $1.1 million and gross margin decreased 6.9% during the three months ended March 31, 2019.  The decreases in gross profit and gross margin are related to an initial increase in staffing early in the quarter.  At the same time, the Company experienced a sales decline primarily in the defense sector of the Plastics division.  The Precision Components Group, mainly through the ARC Colorado facility, has implemented a plan to reduce costs by $7.1 million on an annualized basis beginning in the middle of March 2019.  This plan included cancelling certain operating leases and building leases; increasing spending controls; and a labor reduction of approximately 32% of their workforce.  Additionally, the Company started and will continue adjusting pricing or divesting unprofitable business programs to reduce the level of fixed costs. At the end of the quarter, the cost improvement plan was 53% completed, with the end of April achieving 91% of the reduction plan.

•

Stamping Group gross profit decreased $0.8 million and gross margin decreased 16.1% during the three months ended March 31, 2019.  The primary reasons for the decreases in gross profit and gross margin were additional employees hired to support the startup of new programs and the delay of a major program into quarter four of fiscal year 2019.

For the Nine Months Ended March 31, 2019 Compared to the Nine Months Ended April 1, 2018

•

Precision Components Group gross profit increased $2.8 million and gross margin increased 5.5% during the nine months ended March 31, 2019.  The increases in gross profit and gross margin were related to both the increase in the overall demand, as well as the Company’s strategic shift to sell more product to the aerospace and medical device industries which typically provide higher margins.

•

Stamping Group gross profit decreased $1.0 million and gross margin decreased 6.5% during the nine months ended March 31, 2019.  The primary reasons for the decreases in gross profit and gross margin were due to additional labor and logistics costs.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended March 31,  2019 and April 1, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) from continuing operations totaled $2.9 million, or 14.7% of sales, for the three months ended March 31, 2019, compared with $3.1 million, or 14.5% of sales, for the three months ended April 1, 2018.  SG&A from continuing operations totaled $9.4 million, or 15.3% of sales, for the nine months ended March 31, 2019, compared to $9.7 million, or 16.9% of sales, for the nine months ended April 1, 2018.  The decreases in SG&A expense for the three and nine months ended March 31, 2019 were primarily due to lower labor and labor related costs related to cost reduction initiatives.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended March 31, 2019 and other expense, net was $0.1 million for the three months ended April 1, 2018.  Other income, net, was $0.2 and $0.1 for the nine months ended March 31, 2019 and April 1, 2018, respectively.  The increase in other income, net during the three months ended March 31, 2019 was primarily due to a change in foreign exchange rates for foreign denominated accounts.

Interest Expense, Net

Interest expense, net was $0.9 million for the three months ended March 31, 2019 and April 1, 2018, respectively, and was $2.8 million and $2.7 million for the nine months ended March 31, 2019 and April 1, 2018, respectively.  The increase in overall interest expense is related to increased borrowing on the revolver.

Discontinued Operations

On September 15, 2017, the Company sold its subsidiary GF&F.  Income from continuing operations for the nine months ended April 1, 2018, excludes the income from discontinued operations before tax of $3 thousand and the loss on disposition of this business, after tax, of $0.3 million.

On March 29, 2019, the Company the Company finalized an agreement with Aerojet to sell its 3DMT division.  For the three months and nine months ended March 31, 2019, 3DMT had a net loss of $3.0 million and $4.6 million, respectively, recorded in discontinued operations.

Income Tax

Income tax benefit from continuing operations was $0.8 for the three months ended March 31, 2019 and an income tax benefit of $0.1 million the three months ended April 1, 2018, respectively.  Income tax benefit for the nine months ended March 31, 2019 was $0.7 million as compared to income tax benefit for the nine months ended April 1, 2018 of $0.2 million.

The primary reason for the increase in tax benefit is due to the expiration of the FIN 48 liability with a three year statute of limitations for tax year ended June 30, 2015.

Liquidity and Capital Resources

We had cash and cash equivalents of $0.2 and $0.4 million as of March 31, 2019 and June 30, 2018, respectively, held in financial institutions outside the United States.  Our Hungarian subsidiary, where these funds are held, is taxed in a similar manner to our domestic subsidiaries.  Thus, we would not incur a material tax obligation should we decide to repatriate these funds.

Under our Senior ABL Credit Facility with Citizens Bank, N.A., we will not maintain any cash on hand in our domestic bank accounts by design.  Instead, we maintain a $25.0 million asset-based revolver loan, which includes an automatic cash sweep feature that identifies any cash available in our bank accounts at the end of a banking business day and then applies that cash to reduce our outstanding revolver loan balance.  The automatic cash sweep feature serves to decrease our daily interest expense.  Disbursements are paid daily from cash being made available under our revolver loan based on a borrowing base calculation.  Subsequent to the period covered by this report, on May 15, 2019, we entered into a new $7.5 million revolving credit facility with Quadrant Management, Inc., and the Citizens revolver loan was correspondingly reduced by $7.5 million.

On February 28, 2018, we completed a Rights Offering during the quarter for net proceeds of $9.8 million, after expenses, and such proceeds were used for general working capital needs.

Our primary sources of liquidity are cash flows from operations, cash on hand, and revolving loans permitted under the Senior ABL Credit Facility.  As of March 31, 2019, $10.9 million of borrowings were outstanding under the senior secured revolving loan, with additional borrowings subject to compliance with the terms of our Senior ABL Credit Facility as described in Note 7.  While we believe these sources of liquidity to be sufficient to maintain ongoing operations for the next twelve months, we may seek additional sources of capital to provide incremental liquidity, to assist in the acceleration of organic growth, and to support the achievement of other strategic and financial objectives.

Operating Activities

Cash used by operating activities during the nine months ended March 31, 2019, was $0.7 million, which consisted of the following:

•

Net loss of $11.4 million included $10.2 million of non-cash expenses, which consisted primarily of $7.7 million of depreciation and amortization, loss on sale of subsidiary of $2.1 million, loss on sale of an asset $0.1 million, $0.2 million of share-based compensation; and

•

Cash provided by working capital of $0.5 million, primarily the result of the increase in outstanding payables and the increase in prepaids.    This was reduced by the reversal of the unrealized tax position discussed above for $0.8 million.

Investing Activities

During the nine months ended March 31, 2019, cash used by investing activities was $1.2 million primarily due to the normal purchases of property, plant and equipment as part of the ordinary course of business for the period.

Financing Activities

During the nine months ended March 31, 2019, cash provided by financing activities was $2.0 million, primarily due to the net additional debt draws on the Company’s revolving line of credit.

Debt and Credit Arrangements

For a discussion of our long-term debt, see Note 7, Debt, to our unaudited condensed consolidated financial statements in Part I, Item 1 to this Report incorporated herein by reference thereto and Note 7, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The descriptions of the Senior ABL Credit Facility and the Subordinated Term Loan Agreement (together, our “Credit Facilities”) do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the respective documents.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements that would have a material effect on our financial position, results of operations or cash flows as of March 31, 2019.

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

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, at the reasonable assurance level due to weaknesses in our internal control over financial reporting.

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
•

We improved the operation of our enterprise resource planning system at Advanced Tooling Concepts (“ATC”), which established better access controls, segregation of duties, timely reporting and more efficient processes and operations; and

•

We reviewed weaknesses in internal controls with our plant general managers and controllers to implement improved controls over information technology, segregation of duties, and policies and procedures.

•	We strengthened the documentation of processes, procedures and the review and approval of financial activities at our facilities.

To address the material weaknesses associated with the Company’s information technology infrastructure, actions planned in fiscal year 2019 include:

•

Effective July 1, 2018, the Colorado divisions of ATC, Advanced Forming Technology (“AFT”), and Thixoforming have been combined into one company.  The combination of these three divisions into one company will now streamline the process and eliminate redundancy in the monthly closing process and allow us to standardize process across the three former units.  This will allow the staff to focus on only one monthly close process which we expect to mitigate weaknesses attributable to inadequate segregation of duties.

•

In July 2018, the Company upgraded its accounting software to the latest Syteline ERP Version 9.01.  The Company plans to revise and implement all the user right permissions in the new software to adequately segregate duties and functions in the system and restrict access to only authorized personnel.

•	The Company introduced a systematic tool, Prophix, to improve the efficiency and control over our consolidation process. Implementation of this tool is in progress.
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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2019 that would have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors since the filing on September 28, 2018 of our from 10-K for the year ended June 30, 2018, except for the following:

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market LLC (“NASDAQ”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On April 18, 2019, the Company received notification from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“NASDAQ”) that for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under NASDAQ’s listing rule 5550 (a)(2), requiring minimum bid price of $1.00 per share (the “Minimum Bid Requirement”).

The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Global Market.  In accordance with NASDAQ Listing Rule 5810 (c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to October 15, 2019, the closing bid price of the Company’s common stock is at or above $1.00 for a minimum of 10 consecutive business days, the NASDAQ Staff (“the Staff”) will provide the Company with written confirmation of compliance.

If the Company does not achieve compliance with the Minimum Bid Requirement by October 15, 2019, the Company may be eligible for an additional 180 calendar days compliance period if it elects to transfer to the NASDAQ Capital Market, so as to take advantage of the additional compliance period offered on that market.  To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period.  However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities would be subject to delisting.  In the event of such notifications, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock.  In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

ARC GROUP WORLDWIDE, INC.

Date: May 17, 2019	/s/ Alan G. Quasha
	Name:	Alan G. Quasha
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 17, 2019	/s/ Aaron Willman
	Name:	Aaron Willman
Chief Financial Officer (Principal Financial Officer)